Form 10-K
period 2018-12-31
New Fortress Energy LLC
filed 2019-03-26
CIK 1749723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001-38790

New Fortress Energy LLC

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-1482060
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
111 W. 19th Street, 8th Floor New York, NY	10011
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (516) 268-7400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered on which registered
Class A shares, representing limited liability company interests	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐ No ☒*

*The registrant completed its initial public offering on February 4, 2019 and, accordingly, has not been subject to the reporting requirements under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, for 90 days.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

As of June 30, 2018, the last business day of the registrant’s most recently completed second quarter, there was no public market for the registrant’s Class A shares. The registrant’s Class A shares began trading on the Nasdaq Stock Market LLC on January 31, 2019.

At March 20, 2019, the registrant had 20,837,272 Class A shares and 147,058,824 Class B shares outstanding.

Documents Incorporated by Reference: None

i

GLOSSARY OF TERMS

As commonly used in the liquefied natural gas industry, to the extent applicable and as used in this Annual Report on Form 10-K (“Annual Report”), the terms listed below have the following meanings:

ADO	automotive diesel oil

Bcf/yr	billion cubic feet per year

Btu
the amount of heat required to raise the temperature of one avoirdupois pound of pure water from 59 degrees Fahrenheit to 60 degrees Fahrenheit at an absolute pressure of 14.696 pounds per square inch gage

CAA	Clean Air Act

CERCLA	Comprehensive Environmental Response, Compensation and Liability Act

CWA	Clean Water Act

DOE	U.S. Department of Energy

DOT	U.S. Department of Transportation

EPA	U.S. Environmental Protection Agency

FERC	Federal Energy Regulatory Commission

FTA countries	countries with which the United States has a free trade agreement providing for national treatment for trade in natural gas

GAAP	generally accepted accounting principles in the United States

GHG	greenhouse gases

GSA	gas sales agreement

Henry Hub	a natural gas pipeline located in Erath, Louisiana that serves as the official delivery location for futures contracts on the New York Mercantile Exchange

ISO container	International Organization of Standardization, an intermodal container

LNG	natural gas in its liquid state at or below its boiling point at or near atmospheric pressure

MMBtu	one million Btus, which corresponds to approximately 12.1 LNG gallons

mtpa	million tons per year

MW	megawatt. We estimate 2,500 LNG gallons would be required to produce one megawatt.

NGA	Natural Gas Act of 1938, as amended

non-FTA countries	countries without a free trade agreement with the United States providing for national treatment for trade in natural gas and with which trade is permitted

OPA	Oil Pollution Act

OUR	Office of Utilities Regulation (Jamaica)

PHMSA	Pipeline and Hazardous Materials Safety Administration

PPA	power purchase agreement

SSA	steam supply agreement

TBtu	one trillion Btus, which corresponds to approximately 12,100,000 LNG gallons

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements regarding, among other things, our plans, strategies, prospects and projections, both business and financial. All statements contained in this Annual Report other than historical information are forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance or our projected business results. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “targets,” “potential” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	our limited operating history;
•	loss of one or more of our customers;
•	inability to procure LNG on a fixed-price basis, or otherwise to manage LNG price risks, including hedging arrangements;
•	the completion of construction on our LNG terminals, facilities, power plants or Liquefaction Facilities and the terms of our construction contracts for the completion of these assets;
•	cost overruns and delays in the completion of one or more of our LNG terminals, facilities, power plants or Liquefaction Facilities, as well as difficulties in obtaining sufficient financing to pay for such costs and delays;
•	our ability to obtain additional financing to effect our strategy;
•	failure to produce or purchase sufficient amounts of LNG or natural gas at favorable prices to meet customer demand;
•	hurricanes or other natural or manmade disasters;
•	failure to obtain and maintain approvals and permits from governmental and regulatory agencies;
•	operational, regulatory, environmental, political, legal and economic risks pertaining to the construction and operation of our facilities;
•	inability to contract with suppliers and tankers to facilitate the delivery of LNG on their chartered LNG tankers;
•	cyclical or other changes in the demand for and price of LNG and natural gas;
•	failure of natural gas to be a competitive source of energy in the markets in which we operate, and seek to operate;
•	competition from third parties in our business;
•	inability to re-finance our outstanding indebtedness;
•	changes to environmental and similar laws and governmental regulations that are adverse to our operations;
•	inability to enter into favorable agreements and obtain necessary regulatory approvals;
•	the tax treatment of us or of an investment in our Class A shares;
•	a major health and safety incident relating to our business;
•	increased labor costs, and the unavailability of skilled workers or our failure to attract and retain qualified personnel; and
•	risks related to the jurisdictions in which we do, or seek to do, business, particularly Florida, Jamaica and the Caribbean.

When considering forward-looking statements, you should keep in mind the risks set forth under “Item 1A. Risk Factors” and other cautionary statements included in this Annual Report. The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no duty to update these forward-looking statements, even though our situation may change in the future. Furthermore, we cannot guarantee future results, events, levels of activity, performance, projections or achievements.

PART I

Items 1 and 2.	Business and Properties

References in this Annual Report to the “Company,” “NFE,” “we,” “our,” “us” or like terms refer to New Fortress Energy LLC and its subsidiaries. When used in a historical context, “our,” “us,” “we” or like terms refer to New Fortress Energy Holdings LLC, a Delaware limited liability company (“New Fortress Energy Holdings”), our predecessor for financial reporting purposes. References in this Annual Report to “NFI” refer to New Fortress Intermediate Holdings LLC, which following the closing of the initial public offering (the “Offering”), owns our operating subsidiaries, as well as limited assets or liabilities of New Fortress Energy Holdings held prior to the completion of the Offering.

Overview

We are an integrated gas-to-power company that seeks to use “stranded” natural gas to satisfy the world’s large and growing power needs. We aim to deliver targeted energy solutions to customers around the world, thereby reducing their energy costs and diversifying their energy resources, while also reducing pollution and generating compelling margins.

We aim to deliver targeted energy solutions by employing a four-part integrated LNG production and delivery model:

Liquefaction – Our approach is to enter into long-term, largely fixed-price contracts for feedgas, then liquefy that gas at or proximate to its site of extraction, minimizing transport and pipeline costs for the feedgas producers. We are currently developing a liquefier on land we have purchased in the Marcellus area of Pennsylvania, which is expected to have the capacity to produce on average approximately 3.6 million gallons of LNG (which is the equivalent of 298,000 MMBtu) per day.

Logistics – We expect to own or control the logistics assets necessary to deliver LNG to our customers through our “logistics pipeline.” Tanker trucks, rail, or other non-pipeline means will transport LNG from our liquefier to a port on the Delaware River, at which point LNG will be transloaded directly to large marine vessels.

Shipping – We have long-term charters for liquefied natural gas carriers (“LNGCs”). These assets transport LNG from ports to our downstream terminals for ultimate delivery to our customers. There is approximately a five day sail time from a Delaware River port to our downstream terminals and facilities in the Caribbean.

Terminals – Through our network of current and planned downstream terminals and facilities, we will be positioned to deliver gas and power solutions to our customers seeking either to transition from environmentally dirtier distillate fuels such as ADO and heavy fuel oil (“HFO”) or to purchase natural gas to meet their current fuel needs.

Formation Transactions and Structure

NFE was formed as a Delaware limited liability company by New Fortress Energy Holdings on August 6, 2018. NFE is a holding company whose only material asset consists of membership interests in NFI, which owns all of the outstanding membership interests in NFE Atlantic Holdings LLC. NFE is the sole managing member of NFI, is responsible for all operational, management and administrative decisions relating to NFI’s business and consolidates financial results of NFI and its subsidiaries.

In connection with the Offering, the following transactions occurred:

•	New Fortress Energy Holdings contributed all of its interests in NFE Atlantic Holdings LLC and its limited assets and liabilities, if any, to NFI in exchange for common units of NFI (“NFI LLC Units”), which are the only class of units of NFI;
•	NFE issued 20,000,000 Class A shares in the Offering to the public, representing limited liability company interests with 100% of the economic rights in NFE, at an initial offering price of $14.00 per Class A share;
•	NFE contributed the net proceeds from the Offering to NFI in exchange for 20,000,000 NFI LLC Units, equal to the number of Class A shares sold in the Offering; and
•	New Fortress Energy Holdings received a number of Class B shares equal to the number of NFI LLC Units held by it immediately following the completion of the Offering.

We refer to the above transactions throughout this Annual Report as the “Transactions.”

In addition, the underwriters of the Offering exercised their option to purchase an additional 837,272 Class A shares at the initial offering price of $14.00 per share, less underwriting discounts. Including the additional Class A shares, NFE issued 20,837,272 Class A shares, representing total proceeds of $268.6 million, net of underwriting discounts and offering expenses.

Our Class A shares and Class B shares

Our first amended and restated limited liability company agreement (the “operating agreement”) provides for two classes of shares, Class A shares and Class B shares, representing limited liability company interests in us. Only the holders of our Class A shares are entitled to participate in any dividends our board of directors may declare. Each Class A share is also entitled to one vote on the limited matters to be voted on by our shareholders.

Class B shares are not entitled to receive dividends but are entitled to vote on the same basis as the Class A shares. Holders of Class A shares and Class B shares vote together as a single class on all matters presented to our shareholders for their vote or approval, except as otherwise required by applicable law. We do not intend to list the Class B shares on any stock exchange. All of our Class B shares are owned by New Fortress Energy Holdings.

Redemption Right

Under the NFI limited liability company agreement (the “NFI LLC Agreement”), New Fortress Energy Holdings and any permitted transferees of New Fortress Energy Holdings’ NFI LLC Units, subject to certain limitations, have the right (the “Redemption Right”) to cause NFI to acquire all or a portion of their NFI LLC Units for, at NFI’s election, (i) Class A shares at a redemption ratio of one Class A share for each NFI LLC Unit redeemed, subject to conversion rate adjustments for equity splits, equity dividends and reclassification and other similar transactions or (ii) an equivalent amount of cash. As the sole managing member of NFI, our decision to make a cash payment upon the redemption of NFI LLC Units will be made by a committee of disinterested members of our board of directors. Alternatively, upon the exercise of the Redemption Right, NFE (instead of NFI) has the right (the “Call Right”) to, for administrative convenience, acquire each tendered NFI LLC Unit directly from the redeeming NFI unitholder for, at its election, (x) one Class A share, subject to conversion rate adjustments for equity splits, equity dividends and reclassification and other similar transactions or (y) an equivalent amount of cash. In connection with any redemption of NFI LLC Units pursuant to the Redemption Right or our Call Right, the corresponding number of Class B shares will be automatically cancelled.

For purposes of any transfer or exchange of NFI LLC Units initially owned by New Fortress Energy Holdings and our Class B shares, the NFI LLC Agreement and our operating agreement contain provisions effectively linking each NFI LLC Unit with one of our Class B shares. Class B shares cannot be transferred without transferring an equal number of NFI LLC Units and vice versa.

Holding Company Structure

Our post-Offering organizational structure allows New Fortress Energy Holdings to retain a direct equity ownership in NFI, which is classified as a partnership for U.S. federal income tax purposes. Although we were formed as a limited liability company, we have elected to be taxed as a corporation for U.S. federal income tax purposes. Pursuant to our operating agreement and the NFI LLC Agreement, our capital structure and the capital structure of NFI generally replicate one another and provide for customary antidilution mechanisms in order to maintain the one-for-one exchange ratio between the NFI LLC Units and our Class A shares.

Our Business Model

As an integrated gas-to-power LNG company, our business model spans the entire production and delivery chain from natural gas procurement and liquefaction to logistics, shipping, terminals and conversion or development of natural gas-fired generation. While historically, liquefaction, transportation, regasification and power generation have been financed separately, the segregation of such projects has inhibited the development of natural gas-fired power in many developing countries. In executing this business model, we have the capability to build or arrange any necessary infrastructure ourselves without reliance on multilateral financing sources or traditional project finance structures, so that we maintain our strategic flexibility.

Our operations are currently conducted at our LNG storage and regasification terminal at the Port of Montego Bay, Jamaica (the “Montego Bay Terminal”) and at our liquefaction, storage and production facility in Miami, Florida (the “Miami Facility”). See “Item 1A. Risk Factors—Risks Related to Our Business—Our current ability to generate cash is substantially dependent upon the entry into and performance by customers under long-term contracts that we have entered into or will enter into in the near future, and we could be materially and adversely affected if any customer fails to perform its contractual obligations for any reason, including nonpayment and nonperformance, or if we fail to enter into such contracts at all.” We are in active discussions with additional customers who may have significant demand for additional LNG, although there can be no assurance that these discussions will result in additional contracts or the terms of such contracts or that we will be able to achieve our target pricing or margins. See “Item 1A. Risk Factors—Risks Related to Our Business—Our ability to implement our business strategy may be materially and adversely affected by many known and unknown factors.”

Our Terminals

Downstream, we have six terminals and fuel handling facilities operational or under development. Our Terminals (defined herein) will position us to access customers in a number of attractive markets around the world.

We look to build terminals in locations where the need for LNG is significant. In these markets, we first seek to identify and establish “beachhead” target markets for the sale of LNG, natural gas or natural gas-fired power. We then seek to convert and supply natural gas to additional power customers. Finally, our goal is to expand within the market by supplying additional industrial and transportation customers.

We currently have two operational terminals and four under development, as described below. We design and construct terminals to meet the supply and demand specifications of our current and potential future customers in the applicable region. Our Terminals currently operating or under development are expected to be capable of receiving between 700,000 and 6 million LNG gallons (58,000 and 500,000 MMBtu) per day depending upon the needs of our customers and potential demand in the region. Set forth below is additional detail regarding each terminal:

Montego Bay, Jamaica – Our Montego Bay Terminal commenced commercial operations in October 2016. The Montego Bay Terminal is capable of processing up to 740,000 LNG gallons (61,000 MMBtu) per day and features approximately 7,000 cubic meters of onsite storage. It supplies natural gas to 145MW turbines at a power station operated by Jamaican Public Service Company Limited (“JPS”) pursuant to a long-term contract for natural gas equivalent to approximately 300,000 gallons of LNG (25,000 MMBtu) per day. The Montego Bay Terminal also supplies numerous on-island industrial users with natural gas or LNG pursuant to other long-term take-or-pay contracts. We have total aggregate contracted volumes of approximately 450,000 gallons of LNG (37,200 MMBtu) per day at our Montego Bay Terminal with a weighted average contract length of 18.5 years as of December 31, 2018. We have the ability to service other potential customers with the excess capacity of the Montego Bay Terminal, and we are seeking to enter into long-term contracts with new customers for such purposes. We deliver LNG to the Montego Bay Terminal via small LNGCs.

Old Harbour, Jamaica – Our marine LNG storage and regasification terminal in Old Harbour, Jamaica (the “Old Harbour Terminal” and, together with the Montego Bay Terminal, the “Jamaica Terminals”) is complete. The Old Harbour Terminal has begun supplying natural gas for commissioning and testing, with full commercial operations expected to commence in the second quarter of 2019. It is capable of processing approximately 6 million gallons of LNG (500,000 MMBtu) per day. The Old Harbour Terminal is expected to supply gas to a new 190MW Old Harbour gas-fired power plant (the “Old Harbour Power Plant”) operated by South Jamaica Power Company Limited (“JPC”) pursuant to a long-term contract for natural gas equivalent to approximately 350,000 gallons of LNG (29,000 MMBtu) per day. We also expect the Old Harbour Terminal to supply gas to the dual-fired CHP facility in Clarendon, Jamaica (the “CHP Plant”) that we are constructing. See “—Our Current Customers—Jamalco CHP Plant.” We have total aggregate contracted volumes of approximately 619,000 gallons of LNG (51,200 MMBtu) per day at our Old Harbour Terminal with an average contract length of 20.0 years as of December 31, 2018. We will have the ability to service other potential customers with the excess capacity of the Old Harbour Terminal, and we are seeking to enter into long-term contracts with new customers for such purposes. The Old Harbour Terminal is an offshore terminal with storage and regasification equipment provided via FSRU. The offshore design eliminates the need for expensive storage tanks and permanent, onshore infrastructure.

San Juan, Puerto Rico – Our San Juan Facility is currently under development and is expected to commence commercial operations in mid-2019. It is designed as a landed multi-fuel handling facility located in the Port of San Juan, Puerto Rico (the “San Juan Facility”). The San Juan Facility is being constructed with multiple truck loading bays to provide LNG to on-island industrial users. In addition, the Puerto Rico Electric Power Authority (“PREPA”) selected our proposal to convert and supply natural gas to Units 5 and 6 of the San Juan Combined Cycle Power Plant (the “San Juan Power Plant”) – which together have a capacity of 440MW. We have leased the land under a long-term agreement and cleared the wharves near the San Juan Power Plant. The San Juan Power Plant is currently running on diesel, and we plan to convert the San Juan Power Plant to run on natural gas and provide up to approximately 25 TBtu of natural gas per year, which would equal approximately 829,000 gallons of LNG (68,500 MMBtu) per day. On March 5, 2019, after approval by the Puerto Rico Energy Bureau (the “PREB”) and the Financial Oversight and Management Board for Puerto Rico (the “FOMB”), our subsidiary, NFEnergía LLC (“NFEnergía”) entered into a Fuel Sale and Purchase Agreement with PREPA for the supply of natural gas and conversion of Units 5 and 6 of the San Juan Power Plant. The initial term of the contract is five years, with options for PREPA to extend for three additional five-year periods. The conversion of Units 5 and 6 of the San Juan Power Plant and the development of the micro fuel handling facility are anticipated to be completed by mid-2019. See “Item 1A. Risk Factors—Risks Related to Our Business—Our current ability to generate cash is substantially dependent upon the entry into and performance by customers under long-term contracts that we have entered into or will enter into in the near future, and we could be materially and adversely affected if any customer fails to perform its contractual obligations for any reason, including nonpayment and nonperformance, or if we fail to enter into such contracts at all.”

La Paz, Baja California Sur, Mexico – We were awarded a public tender to build, own and operate an LNG regasification terminal (the “La Paz Terminal”) on July 18, 2018. Our La Paz Terminal is currently under development is expected to commence commercial operations in the first quarter of 2020. It is being designed as an LNG receiving terminal located at the Port of Pichilingue in Baja California Sur, Mexico, where LNG will be delivered via a small LNGC vessel or barge from a mothership moored nearby. Initially, the La Paz Terminal is expected to supply approximately 225,000 gallons of LNG (18,600 MMBtu) per day under an intercompany GSA for up to 97MW of power supplied by two gas-fired mobile power units that we plan to develop, own and operate. Similarly, we expect that we will use the La Paz Terminal infrastructure, which includes truckloading bays, to facilitate the conversion of, and supply of approximately 180,000 gallons of LNG (15,000 MMBtu) per day to local power plants owned by Comisión Federal de Electridad, as well as regional industrial users and hotels. In August 2018, we obtained a power generation permit from Mexico’s energy regulatory commission, Comisión Reguladora de Energia.

Shannon, Ireland – We have entered into an agreement to purchase all of the ownership interests in a project company that owns the rights to develop and operate an LNG terminal and a combined heat and power (“CHP”) plant on the Shannon Estuary near Ballylongford, Ireland. We intend for this terminal to include a storage facility with onshore regasification equipment and pipeline connection into the distribution system of Gas Networks Ireland, Ireland’s national gas network (the “Ireland Terminal” and, together with the Jamaica Terminals, the San Juan Facility and the La Paz Terminal, our “Terminals”). We have obtained planning permission for the Ireland Terminal and pipeline, foreshore leases and certain approvals from the Commission for Regulation of Utilities in Ireland. We plan to deliver LNG to the Ireland Terminal via a traditional size LNGC. The equipment on site is expected to have the capacity to import and regasify more than 6 million gallons of LNG (500,000 MMBtu) per day, which is the equivalent of Ireland’s total foreign natural gas imports. Additionally, we have planning permission approval to build an integrated 500MW power plant on site with priority dispatch.

In September 2018, an Irish non-governmental organization filed a judicial challenge to the extension of a planning permission associated with our Ireland Terminal. In a February 2019 written decision arising out of this judicial challenge, Ireland’s High Court referred several questions relating to the extensions to the European Court of Justice. While this judicial review proceeds, we intend to file for a new planning permission that, if approved, would replace the permission whose extension is currently under challenge. We intend to begin construction of the Ireland Terminal after we have obtained a replacement planning permission (or, if earlier, received a favorable resolution to the challenge to the extension of our existing permission) and secured contracts with downstream customers for volumes that are sufficient to support the development.

Dominican Republic – We are in the advanced stages of negotiations to enter into a long-term contract for the supply of up to 1.7 million gallons of LNG (140,500 MMBtu) per day to supply power plants with natural gas in the Dominican Republic. We plan to develop an LNG import terminal off the Dominican Republic which will receive shipments of LNG via an LNGC and will transfer the LNG onshore. LNG will be transferred from an LNGC to an FSRU which will be semi-permanently moored at the terminal and will be transported via a subsea pipeline in the region. The LNG import terminal may also be utilized to transport natural gas to industrial users in the Dominican Republic. We anticipate commencing commercial operations in 2020.

Our Liquefaction Assets

We intend to supply all existing and future customers with LNG produced primarily at our own liquefaction facilities. We have one operational liquefaction facility in Miami, Florida and are currently developing another liquefaction facility in Pennsylvania (our “Pennsylvania Facility” and, together with the Miami Facility, the “Liquefaction Facilities”).

We constructed the Miami Facility, which commenced full commercial operations in 2016, in under 12 months at a cost to build of approximately $70 million. The Miami Facility has one liquefaction train, with liquefaction production capacity of approximately 100,000 gallons of LNG (8,300 MMBtu) per day and was 96.6% dispatchable during 2018. The Miami Facility also has three LNG storage tanks, with total capacity of approximately 1,000 cubic meters. The Miami Facility also includes two separate LNG transfer areas capable of serving both truck and rail. We are currently delivering approximately 28,000 gallons of LNG (2,300 MMBtu) per day from the Miami Facility pursuant to long-term, take-or-pay contracts.

We are in advanced stages of the design, development and permitting for our Pennsylvania Facility, and we are targeting completion in the first quarter of 2021. In January 2019, we entered into a definitive engineering, procurement and construction agreement (the “EPC Agreement”) with Black & Veatch Construction, Inc. (the “Contractor”) for the construction of our Pennsylvania Facility. We expect our Pennsylvania Facility to have the capacity to liquefy on average approximately 3.6 million gallons of LNG (298,000 MMBtu) on average per day. We have already entered into a 15-year contract to acquire all of the feedgas needed to operate our Pennsylvania Facility at capacity, with pricing that is generally fixed at $2.50 per MMBtu. In January 2019, we entered into a fuel handling agreement with a company managed by an affiliate of Fortress Investment Group LLC (“Fortress”) for the provision of fuel handling services at a port approximately 195 miles away along the Delaware River. Under such agreement, we have the exclusive rights to deliver and transload LNG at such facility for the term of the agreement and LNG will be transferred directly from tanker truck, rail or other non-pipeline means to marine vessels through multiple transloading bays, allowing for simultaneous and continuous operations. From there, our dedicated fleet of marine vessels will be able to transport the LNG to our Terminals from which we will deliver natural gas or LNG to our customers.

In addition to this port along the Delaware River, we are also in the advanced stages of negotiating a substantially similar long-term agreement with a company managed by an affiliate of Fortress for the use of a facility at a port on the Texas Gulf Coast.

We expect to fund these commitments through a combination of cash on hand, operating cash flows, additional borrowings and the proceeds from the Offering. Pending completion and commissioning of our liquefier in development, we expect to continue to supply our downstream customers with LNG and natural gas sourced from a combination of our Miami Facility, which operated at 26% capacity during the year ended December 31, 2018, purchases of LNG under a multi-cargo contract with Centrica LNG Company Limited (“Centrica”) and open market purchases as necessary. We are drawing on our experience from the construction and operation of our Miami Facility to optimize the development of our Pennsylvania Facility.

Pennsylvania EPC Agreement

In January 2019, we entered into the EPC Agreement with the Contractor for the construction of our Pennsylvania Facility.

We expect the target completion date of the Pennsylvania Facility to be the first quarter 2021. The contract price under the EPC Agreement is approximately $672 million, excluding Pennsylvania sales and use taxes on materials and equipment. The contract price includes a provisional payment of $162 million, and the contract price may be reduced based on actual cost savings. We intend to fund these amounts from a combination of cash flows from operations, additional indebtedness or the opportunistic sale of one of our non-core assets. The Contractor will be entitled to receive a bonus for completion of the Pennsylvania Facility prior to the contract completion date, up to a maximum bonus amount of $30 million. The Contractor will be able to obtain change order relief, including increases to the contract price and extensions of guaranteed dates for substantial completion, in the event of specified occurrences.

Our Current Customers

Our downstream customers are, and we expect future customers to be, a mix of power, transportation and industrial users of natural gas and LNG. We seek to substantially reduce our customers’ fuel costs while providing them with a cleaner-burning, more environmentally friendly fuel source. In addition, we also intend to sell power and steam directly to some of our customers.

We seek to enter into long-term, take-or-pay contracts to deliver natural gas or LNG. Pricing for any particular customer depends on the size of the customer, purchased volume, the customer’s credit profile, the complexity of the delivery and the infrastructure required to deliver it. In general, the better the credit and larger the size of the user, the lower the contract price of our fuel.

Because of our limited operating history and stage of development, a limited number of customers currently represent a large percentage of our income. For the year ended December 31, 2018, revenue from a significant customer constituted 87% of total revenues.

We have several contracts with government affiliated entities in Jamaica, including contracts with JPS, JPC and Jamalco (together, the “Jamaica GSAs”). The Jamaica GSAs represent 50% of Jamaica’s installed power capacity and sales of approximately 919,000 gallons of LNG (76,000 MMBtu) per day. The Jamaica GSAs have remaining terms of approximately 20 years, with mutual options to extend, subject to certain conditions.

The aggregate minimum quantities we are required to deliver, and our counterparties are required to purchase, under the Jamaica GSAs initially total approximately 56,211 MMBtu per day.

Bogue Power Plant

We have executed a 22-year agreement to supply JPS’s 145MW Bogue power plant (the “Bogue Power Plant”) in Montego Bay, Jamaica with natural gas. The Bogue Power Plant has been converted to run on natural gas as well as ADO.

Old Harbour Power Plant

We have also executed an agreement to supply JPC’s Old Harbour Power Plant in Old Harbour, Jamaica with natural gas and back-up ADO for 20 years. The Old Harbour Power Plant will be an approximately 190MW capacity dual fuel plant owned by JPC.

Jamalco CHP Plant

We have also executed a suite of agreements, including a 20-year SSA to supply a joint venture between General Alumina Jamaica (“GAJ”), a subsidiary of Noble Group, and Clarendon Alumina Production Limited, an entity owned by the Government of Jamaica, with a focus on bauxite mining and alumina production in Jamaica (“Jamalco”) with steam for use in its alumina refinery operations and a 20-year PPA to supply electricity to JPS, to support our development of the CHP Plant. The CHP Plant will be a 150MW capacity combined heat and power plant and will be fueled by natural gas with the ability to run on diesel as a backup fuel source. We will ship LNG to Jamaica, regasify it at the Old Harbour Terminal and deliver it to the CHP Plant, which will be owned by our wholly owned subsidiary NFE South Power Holdings Limited. We have obtained a power generation license for, and have commenced the construction of, the CHP Plant and we expect construction to be completed by the first quarter of 2020.

Industrial End-User Sales

We have entered into multiple long-term contracts to sell LNG and natural gas directly to industrial end-users in Jamaica. To fulfill the requirements of our end-user customers, we transport LNG through our Jamaica Terminals (either from our Liquefaction Facilities in the United States or from third parties in market purchases) and deliver such LNG directly to customers’ facilities where we regasify it and deliver natural gas.

For example, we have entered into a 10-year agreement to supply Red Stripe with natural gas to power its brewery operations through Red Stripe’s own CHP facility located on-site at its brewery in Kingston, Jamaica. We constructed the necessary LNG storage and regasification infrastructure “behind the fence” at Red Stripe’s factory in less than three months, and natural-gas powered operations commenced on October 6, 2017. Red Stripe estimates that its conversion to natural gas will save it at least $336,000 per year (not including conversion costs).

Other Contracts

In September 2018, we amended and restated our GSA with an affiliate of Chesapeake Energy Corporation (“Chesapeake”) to provide for the delivery of natural gas, including commissioning gas, to our Pennsylvania Facility (the “Chesapeake GSA”). Deliveries during the term of the contract will commence once the Pennsylvania Facility has completed commissioning and testing and is capable of receiving the minimum volume of gas. The initial contract term is 15 years and we will purchase gas from Chesapeake at a price equal to a fixed fee plus a variable rate, subject to a minimum volume.

Competition

In marketing LNG and natural gas, we compete for sales of LNG and natural gas with a variety of competitors, including: major integrated marketers who have large amounts of capital to support their marketing operations and offer a full-range of services and market numerous products other than natural gas; producer marketers who sell their own natural gas production or the production of an affiliated natural gas production company; small geographically focused marketers who focus on marketing natural gas for the geographic area in which their affiliated distributor operates; and aggregators who gather small volumes of natural gas from various sources, combine them and sell the larger volumes for more favorable prices and terms than would be possible selling the smaller volumes separately.

However, we do not expect to experience significant competition for our LNG logistics services with respect to the Jamaica Terminals because we have entered into fixed GSAs with JPS and JPC for the Jamaica Terminals. If and when we have to replace our agreements with JPS or JPC, we may compete with other then-existing LNG logistics companies for these customers.

There are no other liquefaction terminals currently in operation in Southern Florida. However, a number of plants are currently under development in the region that could compete with our Miami Facility.

In purchasing LNG as part of our logistics business, we will compete for supplies of LNG with:

•	large, multinational and national companies with longer operating histories, more development experience, greater name recognition, larger staffs and substantially greater financial, technical and marketing resources;
•	oil and gas producers who sell or control LNG derived from their international oil and gas properties; and
•	purchasers located in other countries where prevailing market prices can be substantially different from those in the United States.

Government Regulation

Our LNG infrastructure is, and operations are, subject to extensive regulation under federal, state and local statutes, rules, regulations and laws, as well as foreign regulations and laws. These laws require, among other things, consultations with appropriate federal, state and other agencies and that we obtain, maintain and comply with applicable permits, approvals and other authorizations for the siting and conduct of our business. These regulatory requirements increase our costs of operations and construction, and failure to comply with such laws could result in consequences such as substantial penalties and/or the issuance of administrative orders to cease or restrict operations until we are in compliance.

DOE Export

The DOE issued orders authorizing us, through our subsidiary, American LNG Marketing LLC or its designee, to export up to a combined total of the equivalent of 60,000 mtpa (approximately 3.02 Bcf/yr) of domestically produced LNG by tanker from the Miami Facility to FTA countries for a 20-year term and to non-FTA countries for a 20-year term under contracts with terms of two years or longer. The 20-year term of the authorizations commenced on February 5, 2016, the date of first export from the Miami Facility. The DOE has also authorized American LNG Marketing LLC to export LNG from the Miami Facility to FTA and non-FTA countries under short-term (less than two years) agreements or on a spot cargo basis. Any LNG exported under the short-term authorization would be counted toward the quantity authorized under the long-term authorizations. These authorizations from the DOE are only applicable to exports of LNG produced at our Miami Facility, and exports of LNG from a liquefaction facility other than the Miami Facility (such as the Pennsylvania Facility) to FTA and/or non-FTA countries will require us to obtain new authorizations from the DOE.

Exports of natural gas to FTA countries are “deemed to be consistent with the public interest” and authorization to export LNG to FTA countries shall be granted by the DOE without “modification or delay.” FTA countries which import LNG now or will do so in the near future include Chile, Mexico, Singapore, South Korea and the Dominican Republic. Exports of natural gas to non-FTA countries are considered by the DOE in the context of a comment period whereby interveners are provided the opportunity to assert that such authorization would not be consistent with the public interest.

Pipelines and Hazardous Materials Safety Administration

Many LNG facilities are also subject to regulation by the DOT, through the PHMSA; PHMSA has established requirements relating to the design, installation, testing, construction, operation, replacement and management of “pipeline facilities,” which PHMSA has defined to include LNG facilities that liquefy, store, transfer or vaporize natural gas transported by pipeline in interstate or foreign commerce. PHMSA has promulgated detailed, comprehensive regulations governing LNG facilities under its jurisdiction at Title 49, Part 193 of the United States Code of Federal Regulations. These regulations address LNG facility siting, design, construction, equipment, operations, maintenance, personnel qualifications and training, fire protection and security. Variances from these regulations may require obtaining a special permit from PHMSA, the issuance of which is subject to public notice and comment and consultation with other federal agencies, which could result in delays, perhaps substantial in length, to the construction of our facilities where such variances are needed; additionally, PHMSA may condition, revoke, suspend or modify the special permits it issues.

In recent years, PHMSA’s regulation of pipeline facilities has become more stringent. For example, in March 2016, the PHMSA released a comprehensive proposed rulemaking concerning gas pipeline safety that, if adopted, would, among other things, regulate many currently unregulated gathering lines in rural areas, expand the integrity management requirements beyond “High Consequence Areas” to apply to gas pipelines in newly defined “Moderate Consequence Areas,” and require pressure testing of many formerly grandfathered pipelines in place before 1970 to determine their maximum allowable operating pressures. In January 2017, PHMSA issued a pre-publication version of a final rule that amends its pipeline safety regulations for the design, construction, testing, operation and maintenance of hazardous liquids pipelines. Although the Trump Administration has not yet taken any action to finalize these proposed rules, they remain pending. Similar to these efforts, PHMSA’s regulation of LNG facilities could become more stringent in the future.

Environmental Regulation

Our LNG infrastructure and operations are subject to various international, federal, state and local laws and regulations as well as foreign laws and regulations relating to the protection of the environment, natural resources and human health. These environmental laws and regulations may require the installation of controls on emissions and structures to prevent or mitigate any potential harm to human health and the environment. These laws and regulations may also lead to substantial penalties for noncompliance and substantial liabilities for incidents arising out of the operation of our facilities. Many of these laws and regulations restrict or prohibit the types, quantities and concentration of substances that can be released into the environment and can lead to substantial civil and criminal fines and penalties for non-compliance.

Clean Air Act

Our LNG infrastructure is subject to the federal CAA and comparable state and local laws. We may be required to incur certain capital expenditures over the next several years for equipment to control air emissions as a condition to maintaining or obtaining permits and approvals. Alternatively, we may be required to restrict or limit the amount of LNG we produce or ship in order to obtain or maintain a permit. We do not believe, however, that our operations, or the construction and operations of our Liquefaction Facilities, will be materially and adversely affected by any such requirements.

In 2009, the EPA promulgated and finalized the Mandatory Greenhouse Gas Reporting Rule for multiple sections of the economy. This rule requires mandatory reporting of GHG emissions from stationary fuel combustion sources as well as all fugitive emissions throughout LNG infrastructure. From time to time, Congress has considered proposed legislation directed at reducing GHG emissions, and the EPA has defined GHG emissions thresholds for requiring certain permits for new and existing industrial sources. In addition, many states have already taken regulatory action to monitor and/or reduce emissions of GHGs, primarily through the development of GHG emission inventories or regional GHG cap and trade programs. It is not possible at this time to predict how future regulations or legislation may address GHG emissions and impact our business. However, future regulations and laws could result in increased compliance costs or additional operating restrictions and could have a material adverse effect on our business, financial position, operating results and cash flows.

Coastal Zone Management Act (“CZMA”)

LNG infrastructure may be subject to the review and requirements of the CZMA when facilities are located within the coastal zone. The CZMA is administered by the states (in Florida, via the Florida Coastal Management Program, which is coordinated by the Florida Department of Environmental Protection). This program is implemented to ensure that impacts to coastal areas are consistent with the intent of the CZMA and each state’s respective CZMA-authorized program to manage the coastal areas.

Clean Water Act

Our LNG infrastructure is also subject to the federal CWA and analogous state and local laws. The CWA imposes strict controls on the discharge of pollutants into the waters of the United States, including discharges of wastewater and storm water runoff and fill/discharges into waters of the United States. Permits must be obtained prior to discharging pollutants into state and federal waters and before constructing infrastructure that requires the dredging and filling of waters of the United States. The CWA is administered by the EPA, the U.S. Army Corps of Engineers (“USACE”) and by the states via the applicable state agency.

We are required to comply with numerous other federal, state and local environmental, health and safety laws and regulations in addition to those previously discussed. These additional laws include, for example, the Rivers and Harbors Act, the federal Resource Conservation and Recovery Act and comparable state statutes, the Endangered Species Act, the National Historic Preservation Act and the Emergency Planning and Community Right-to-Know Act.

Moreover, our current operations and future projects may be subject to additional federal permits, orders, approvals and consultations required by other federal agencies under these and other statutes, including the DOE, Advisory Council on Historic Preservation, the USACE, U.S. Department of Commerce, National Marine Fisheries Services, U.S. Department of the Interior, U.S. Fish and Wildlife Service, the EPA and U.S. Department of Homeland Security. In addition, federal permitting processes may trigger the requirements of the National Environmental Policy Act (“NEPA”), which requires federal agencies to evaluate major agency actions that have the potential to significantly impact the environment. State permitting regimes may require similar consultations with applicable state-level agencies and/or the preparation of a similar assessment of environmental impacts pursuant to state law.

Additional federal permits that may be required to conduct our current operations or pursue future projects include, for example, a USACE Section 404 permit under the CWA and a Section 10 of the Rivers and Harbors Act Permit, a Title V Operating Permit under the CAA, a Prevention of Significant Deterioration Permit under the CAA and, where applicable, Federal Aviation Administration determinations or approvals relating to certain ground construction activities.

Other local laws and regulations, including local zoning laws and fire protection codes, may also affect where and how we operate.

The costs of compliance with these requirements are not expected to have a material adverse effect on our business, financial condition or results of operations.

Environmental Regulation in Ireland

LNG deliveries, storage, regasification and use are extensively regulated in Ireland. Ireland regulates these operations at a national and local level through organic legislation and an array of permits. Ireland’s National Planning Board is the primary regulator for planning and construction, while the Irish Environmental Protection Agency issues industrial emissions licenses that regulate environmental and operational permitting. Safety regulation in Ireland is regulated pursuant to the Control of Major Accidents regime, which sets out various safety criteria that the LNG facility must meet. We are in the process of applying for all necessary permits to build and complete the Ireland Terminal. The issuance of many of these permits will be subject to administrative or judicial challenges, including by non-governmental groups that act on behalf of citizens. For example, in September 2018, an Irish non-governmental organization filed a judicial challenge to the extension of a planning permission associated with our Ireland Terminal. In a February 2019 written decision arising out of this judicial challenge, Ireland’s High Court referred several questions relating to the extensions to the European Court of Justice. While this judicial review proceeds, we intend to file for a new planning permission that, if approved, would replace the permission whose extension is currently under challenge. We intend to begin construction of the Ireland Terminal after we have obtained a replacement planning permission (or, if earlier, received a favorable resolution to the challenge to the extension of our existing permission) and secured contracts with downstream customers for volumes that are sufficient to support the development.

Environmental Regulation in Mexico

Mexican law comprehensively regulates all aspects of the receipt, delivery, storage and re-vaporization of LNG as well as the generation and transmission of electricity. Various federal agencies in Mexico regulate these activities, including the Environment, Natural Resources & Fisheries Ministry and the Agency for Safety, Energy & Environment, which issues permits for all activities associated with the use of fossil fuels. State and local agencies also regulate these activities, issuing permits and authorizing the use of property for such purposes. In order to be able to obtain various permits for operations under Mexican law, the project must first complete environmental and social impact analyses according to the requirements of Mexican law. Each such impact analysis is subject to further appeal. Mexican law allows the governmental entities and, in certain cases, individuals to pursue claims against violators of environmental laws or permits issued pursuant to such laws.

U.S. and International Maritime Regulations of LNG Vessels

The International Maritime Organization (“IMO”) is the United Nations agency that provides international regulations governing shipping and international maritime trade. The requirements contained in the International Safety Management Code for the Safe Operation of Ships and for Pollution Prevention (the “ISM Code”) promulgated by the IMO govern the shipping of our LNG cargoes and the operations of any vessels we use in our operations. Among other requirements, the ISM Code requires the party with operational control of a vessel to develop an extensive safety management system that includes, among other things, the adoption of a policy for safety and environmental protection setting forth instructions and procedures for operating its vessels safely and also describing procedures for responding to emergencies.

Vessels that transport gas, including LNGCs, are also subject to regulation under various international programs such as the International Code for the Construction and Equipment of Ships Carrying Liquefied Gases in Bulk (the “IGC Code”) published by the IMO. The IGC Code provides a standard for the safe carriage of LNG and certain other liquid gases by prescribing the design and construction standards of vessels involved in such carriage. The completely revised and updated IGC Code entered into force on January 1, 2016, with an implementation/application date of July 1, 2016. The amendments were developed following a comprehensive five-year review and are intended to take into account the latest advances in science and technology. Compliance with the IGC Code must be evidenced by a Certificate of Fitness for the Carriage of Liquefied Gases in Bulk. The IMO International Convention for the Prevention of Pollution from Ships of 1973, as amended from time to time, and generally referred to as “MARPOL,” regulates air emissions through Annex VI regulations for the Prevention of Air Pollution from Ships (“Annex VI”), entered into force on May 19, 2005. Annex VI sets limits on sulfur oxide and nitrogen oxide emissions from ship exhausts, emissions of volatile compounds from cargo tanks and incineration of specific substances, and prohibits deliberate emissions of ozone depleting substances.

Additionally, more stringent emission standards apply in coastal areas designated as ECAs, such as the U.S. and Canadian coastal areas, which are designated by the Marine Environment Protection Committee.

Effective August 1, 2012, certain coastal areas of North America were designated Emission Control Areas (“ECAs”). Furthermore, as of January 1, 2014, portions of the U.S. Caribbean Sea were designated ECAs. Annex VI Regulation 14, which came into effect on January 1, 2015, set a 0.1% sulfur limit in areas of the Baltic Sea, North Sea, North America and U.S. Caribbean Sea that are ECAs.

Amended Annex VI also establishes new tiers of stringent nitrogen oxide emissions standards for new marine engines, depending on their date of installation. The North Sea and Baltic Sea have been formally designated as ECAs for nitrogen oxides effective January 1, 2021. U.S. air emissions standards are now equivalent to these amended Annex VI requirements. Additional or new conventions, laws and regulations may be adopted that could require the installation of expensive emission control systems.

We transact with leading vessel providers in the LNG industry and look to them to ensure that each of our chartered vessels is in compliance with applicable international and in-country requirements. Nevertheless, the IMO continues to review and introduce new regulations. It is impossible to predict what additional regulations, if any, may be passed by the IMO and what effect, if any, such regulation may have on our operations.

LNG and Natural Gas Marketing Governmental Regulation

Commodity Futures Trading Commission

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) provides for federal regulation of the over-the-counter (“OTC”) derivatives market and entities, such as us, that participate in that market. The regulatory regime created by the Dodd-Frank Act is designed primarily to (1) regulate certain participants in the swaps markets, including entities falling within the categories of “Swap Dealer” and “Major Swap Participant,” (2) require clearing and exchange trading of certain classes of swaps as designated by the Commodity Futures Trading Commission (“CFTC”), (3) increase swap market transparency through robust reporting and recordkeeping requirements, (4) reduce financial risks in the derivatives market by imposing margin or collateral requirements on both cleared and, in certain cases, uncleared swaps, (5) provide the CFTC with expanded authority to establish position limits on certain swaps and future products as it finds necessary and appropriate, and (6) otherwise enhance the rulemaking and enforcement authority of the CFTC and the SEC regarding the derivatives markets. As required by the Dodd-Frank Act, the CFTC, the SEC and other regulators have been promulgating rules and regulations implementing the regulatory provisions of the Dodd-Frank Act, although neither the CFTC nor the SEC has yet adopted or implemented all of the rules required by the Dodd-Frank Act. In addition, the CFTC and its staff regularly issue rule amendments and guidance, policy statements and letters interpreting or taking no-action positions, including time-limited no action positions, regarding the derivatives provisions of the Dodd-Frank Act and the rules of the CFTC under these provisions.

A provision of the Dodd-Frank Act requires the CFTC, in order to diminish or prevent excessive speculation in commodity markets, to adopt rules, as it finds necessary and appropriate, imposing new position limits on certain futures contracts, options contracts and economically equivalent physical commodity swaps and on OTC swaps that perform a significant price discovery function with respect to certain markets. In that regard, the CFTC has proposed position limits rules that would modify and expand the applicability of position limits on the amounts of certain core futures contracts and economically equivalent futures contracts, options contracts and swaps for or linked to certain physical commodities, including Henry Hub natural gas, that market participants may hold, subject to limited exemptions for certain bona fide hedging and other types of transactions. It is uncertain at this time whether, when and in what form the CFTC’s proposed new position limits rules may become final and effective.

Pursuant to rules adopted by the CFTC, six classes of OTC interest rate and credit default swaps must be cleared through a derivatives clearing organization and executed on an exchange or swap execution facility. The CFTC has not yet proposed to designate any other classes of swaps, including swaps relating to physical commodities, for mandatory clearing, but could do so in the future. Although we expect to qualify for the “end-user exception” from the mandatory clearing and exchange-trading requirements applicable to any swaps that we enter into to hedge our commercial risks, the mandatory clearing and exchange-trading requirements may apply to other market participants, including our counterparties (who may be registered as Swap Dealers), with respect to other swaps, and the application of such rules may change the cost and availability of the swaps that we use for hedging.

As required by provisions of the Dodd-Frank Act, the CFTC and federal banking regulators have adopted rules to require Swap Dealers and Major Swap Participants, including those that are regulated financial institutions, to collect initial and variation margin with respect to uncleared swaps from their counterparties that are financial end-users, registered Swap Dealers or Major Swap Participants. These rules do not require collection of margin from commercial end-users who qualify for the end-user exception from the mandatory clearing requirement or certain other counterparties. We expect to qualify as such a commercial end-user with respect to the swaps that we enter into to hedge our commercial risks. However, the Dodd-Frank Act’s swaps regulatory provisions and the related rules may also adversely affect our existing derivative contracts and restrict our ability to monetize such contracts, cause us to restructure certain contracts, reduce the availability of derivatives to protect against risks or to optimize assets, adversely affect our ability to execute our hedging strategies and impact the liquidity of certain swaps products, all of which could increase our business costs.

Under the Commodity Exchange Act as amended by the Dodd-Frank Act, the CFTC is directed generally to prevent manipulation, including by fraudulent or deceptive practices, in two markets: (1) physical commodities traded in interstate commerce, including physical energy and other commodities, as well as (2) financial instruments, such as futures, options and swaps. Pursuant to the Dodd-Frank Act, the CFTC has adopted additional anti-manipulation and anti-disruptive trading practices regulations that prohibit, among other things, manipulative or deceptive schemes in the physical commodities, futures, options and swaps markets. Should we violate these laws and regulations, we could be subject to a CFTC enforcement action and material penalties, possibly resulting in changes in the rates we can charge.

European Market Infrastructure Regulation (“EMIR”)

EMIR is a European Union (“EU”) regulation designed to increase the stability of the OTC derivative markets throughout the EU member states. EMIR regulates OTC derivatives, central counterparties and trade repositories and imposes requirements for certain market participants with respect to derivatives reporting, clearing and risk mitigation. In addition, certain market participants are subject to a central counterparty clearing obligation and collateral requirements. All non-cleared derivatives require risk management, including timely confirmations of transactions, portfolio reconciliation, portfolio compression (when there exist 500 or more OTC derivatives outstanding with a counterparty) and dispute resolution. In addition, standards for the imposition of margin requirements under EMIR were proposed in June 2015, under which the exchange of initial and variation margin in respect of certain non-cleared derivatives would be required, including from non-financial counterparties that are above the EMIR clearing threshold for the class of derivatives involved. Further, for non-cleared derivatives, outstanding contracts must be marked to market value daily or marked to model where conditions necessitate. Other EMIR risk management requirements for non-cleared derivatives are being considered, but those requirements have yet to be finalized.

Under EMIR, covered entities must report all derivatives concluded and any modification or termination of a derivative to a registered or recognized trade repository within one business day of the transaction. Records related to derivatives must be retained for at least five years following termination.

Regulation on Wholesale Energy Market Integrity and Transparency (“REMIT”)

REMIT is an EU regulation that prohibits market manipulation and insider trading in European wholesale energy markets and imposes various obligations on participants in these markets. REMIT requires persons who enter into transactions, including the placing of orders to trade, in one or more wholesale energy markets in the EU to notify the applicable national regulatory authority (“NRA”) of suspected breaches and implement procedures to identify breaches. All market participants, such as us, must disclose inside information and cannot use inside information to buy or sell wholesale energy products for their own account or on behalf of a third party, directly or indirectly, induce others to buy or sell wholesale energy products based on inside information, or disclose such inside information to any other person except in the normal course of employment. Market participants must also register with the relevant NRA (the Office of Gas and Electricity Markets is the NRA in the United Kingdom) and provide a record of wholesale energy market transactions to the European Agency for the Cooperation of Energy Regulators (“ACER”) and information on capacity and utilization for production, storage, consumption or transmission.

Market participants and third parties acting on their behalf are required to report transactions in wholesale energy contracts admitted to trading at organized market places and fundamental data from the European

Network of Transmission System Operators for Electricity central information transparency platforms to ACER. Additional records of transactions and fundamental data with respect to the remaining wholesale energy contracts (OTC standard and non-standard supply contracts and transportation contracts) and reportable fundamental data from transmission system operators, storage system operators and LNG system operators had to be provided to ACER as of April 7, 2016.

Markets in Financial Instruments Directive and Regulation (“MiFID II”)

MiFID II refers to an EU directive and regulation (together with supplementary delegated acts) that came into effect on January 3, 2018. Under the current regulatory regime, set out in the Markets in Financial Instruments Directive (“MiFID”), we are exempt from needing authorization of any commodity derivative trading activities. MiFID II will narrow the scope of exemptions currently available under MiFID and broaden the directive’s application to the trading of MiFID commodity derivatives that can be physically settled and are traded on an organized trading facility, in addition to those that are traded on regulated markets or multilateral trading facilities.

To the extent that we trade on our own account in MiFID commodity derivatives after MiFID II comes into force, we expect to be able to do so without requiring (i) authorization from any competent authority in the EU or (ii) (if and when available) registration with the European Securities and Markets Authority (“ESMA”) as a third country firm by relying, if needed by the relevant licensing laws of the EU jurisdictions in which our counterparties are based, on the “ancillary activity” exemption under MiFID II on the basis that (1) such activity is ancillary to our main business, when considered on a group basis, and that main business is not the provision of investment services or market making in relation to MiFID commodity derivatives; (2) we do not apply a high-frequency algorithmic trading technique; and (3) (if required to do so) we notify the relevant competent authority on an annual basis that we are relying on this exemption and, upon request, report the basis upon which we fall within the exemption. If, however, (x) no general exemption is available to us in the relevant EU jurisdiction in which any of our counterparties are based, (y) we are unable to meet the ancillary activity exemption, and (z) no other MiFID II exemption is available to us, we will need to become either authorized by the appropriate EU competent authority or (if applicable) register with ESMA as a third country firm in order to trade on our own account in MiFID commodity derivatives. Authorization by an EU competent authority would require our compliance with a variety of prudential and conduct of business rules.

Further, if we were to become authorized under MiFID II, we would be deemed to be a financial counterparty (instead of a non-financial counterparty that is not subject to the EMIR clearing obligation) for the purpose of EMIR. This may require us to clear relevant OTC derivative contracts through a central counterparty and subject us to additional reporting obligations and risk mitigation requirements under EMIR, including collateral exchange and marking transactions either to market or to an approved model.

Irrespective of whether we are required to be authorized or registered under MiFID II we will be directly and indirectly impacted by MiFID II’s commodity derivatives position limits and position reporting requirements which include powers given to EU competent authorities to require persons to reduce their commodity derivatives positions.

Market Abuse Regulation (“MAR”)

MAR, which came into effect on July 3, 2016, updated and strengthened the previous EU market abuse framework by extending its scope to new markets and by introducing new requirements. MAR’s scope was extended to MiFID financial instruments traded on an EU multilateral trading facility and (with effect from MiFID II implementation on January 3, 2018) on an EU organized trading facility as well as other financial instruments the price or value of which depends on, or has an effect on the price or value of financial instruments. The previous EU market abuse framework applied only to financial instruments admitted to trading on formally designated EU regulated markets and their related financial instruments. Further, MAR extends the EU market abuse framework to include behavior in relation to certain EU emission allowances and to certain spot commodity contracts. MAR effectively prohibits market abuse concerning relevant EU securities, derivatives, emission allowance products and certain spot commodity markets. This includes (i) the prohibition of trading in MiFID financial instruments on the basis of inside information, (ii) the improper disclosure of inside information relating to MiFID financial instruments, emission allowances or certain spot commodity contracts and (iii) the manipulation of prices of MiFID financial instruments, certain auctioned emission allowance products and certain spot commodity contracts using a number of prohibited behaviors or techniques.

Local Partners

One of our subsidiaries, Atlantic Distribution Holdings SRL, has entered into a partnership framework agreement, dated as of August 23, 2017 (the “PFA”), with DevTech Environment Limited (“DevTech”). We have partnered with DevTech to pursue strategic investment opportunities related to energy, transportation and infrastructure projects in Jamaica with a total projected cost of development, construction or acquisition of no more than $5 million per project.

Pursuant to the terms of the PFA, when we make an investment related to services provided by DevTech, DevTech will receive 10% of the equity capital in the new investment in exchange for a capital contribution in that proportion. In addition, DevTech will receive profits interests entitling DevTech to 5% of all future distributions once the parties have received a return on the investment equal to their capital contributions. Certain of our subsidiaries have entered into a suite of agreements pursuant to which DevTech became a part owner of our subsidiary NFE North Distribution Limited and received economic interests substantially equivalent to those set forth in the PFA.

Suppliers and Working Capital

Pending completion and commissioning of our Pennsylvania Facility, we expect to continue to supply our downstream customers with LNG and natural gas sourced from a combination of our Miami Facility, purchases of LNG under a multi-cargo contract with Centrica and open market purchases as necessary. We have entered into contracts with Centrica for the purchase of cargoes of up to 1.05 million gallons of LNG (86.7 million MMBtu). The cargoes are scheduled for delivery between June 2019 and December 2021. Our ambition is to continue to aggressively grow this customer portfolio. We are in active discussions with additional customers who may have significant demand for additional LNG.

Due to the nature of our business, we currently carry significant amounts of LNG inventory to meet delivery requirements of customers and assure ourselves of a continuous allotment of goods from suppliers. For more information, see “Item 1.A. “Risk Factors—Risk Related to Our Business—Failure to maintain sufficient working capital could limit our growth and harm our business, financial condition and results of operations.”

Seasonality

Our operations can be affected by seasonal weather, which can temporarily affect our revenues, the delivery of LNG and the construction of our facilities. For example, activity in the Caribbean is often lower during the North Atlantic hurricane season of June through November, although following a hurricane, activity may decrease as there may be business interruptions as a result of damage or destruction to our facilities or the countries in which we operate. Due to these seasonal fluctuations, results of operations for individual quarterly periods may not be indicative of the results that may be realized on an annual basis. In addition, severe winter weather in the Northeast United States may also delay construction of our Pennsylvania Facility and affect the delivery of feedgas to the facility or LNG to and from ports in the region, among other things. Severe weather in Ireland may also delay construction of our Ireland LNG facility and related infrastructure.

Our Insurance Coverage

We maintain customary insurance coverage for our business and operations. Our domestic insurance related to property, equipment, automobile, general liability and workers’ compensation is provided through policies customary for the business and exposures presented, subject to deductibles typical in the industry. Internationally, we also maintain insurance related to property, equipment, automobile, general liability and the portion of workers’ compensation not covered under a governmental program and are in the process of obtaining environmental liability insurance.

We maintain risk property insurance, including windstorm and flood, related to the operation of the Miami Facility and builders risk insurance at the Montego Bay Terminal. We also maintain pollution liability insurance in the U.S. and other policies in the U.S. and outside of the U.S. customary for our industry.

Our Employees

We had 140 full-time employees as of December 31, 2018.

Property

We lease space for our offices in New York, New York, Miami, Florida and in other regions in which we operate. The properties on which our Pennsylvania Facility will be located is owned in fee. Additionally, the properties on which our Terminals, the CHP Plant and Miami Facility are located are generally subject to long-term leases and rights-of-way. Our leased properties are subject to various lease terms and expirations. Please see “Item 1A. Risk Factors—Risks Related to Our Business— We may not be able to renew or obtain new or favorable charters or leases, which could adversely affect our business, prospects, financial condition, results of operations and cash flows.”

Available Information

We are required to file or furnish any annual, quarterly and current reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SEC maintains an internet website that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC, including this Annual Report, at www.sec.gov.

We also make available free of charge through our website, www.newfortressenergy.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website or any other website is not incorporated by reference into, and does not constitute a part of, this Annual Report.

Item 1A.	Risk Factors

You should carefully consider the following risk factors together with all of the other information included in this Annual Report, including the information under “Cautionary Statement on Forward-Looking Statements.” If any of the following risks were to occur, our business, financial condition and results of operations could be materially adversely affected. Additional risks not presently known to us or that we currently deem immaterial could also materially affect our business. This Annual Report includes forward-looking statements regarding, among other things, our plans, strategies, prospects and projections, both business and financial. As a result, you should not place undue reliance on any such statements included in this Annual Report.

Risks Related to Our Business

We have not yet completed contracting, construction and commissioning of all of our Terminals and Liquefaction Facilities. There can be no assurance that our Terminals and Liquefaction Facilities will operate as expected, or at all.

While the Old Harbour Terminal is substantially complete, it must still undergo extensive testing and commissioning. There can be no assurance that we will not need to make adjustments to these facilities as a result of such testing or commissioning, which could cause delays and be costly. Additionally, we have not yet entered into binding construction contracts or obtained all necessary environmental, regulatory, construction and zoning permissions for all of our Terminals and Liquefaction Facilities. In January 2019, we entered into the EPC Agreement providing for the construction of our Pennsylvania Facility. For additional information on the EPC Agreement for our Pennsylvania Facility, see “Items 1 and 2. Business and Properties—Pennsylvania EPC Agreement.” There can be no assurance that we will be able to enter into the contracts required for the development of our Terminals and Liquefaction Facilities on commercially favorable terms, if at all, or that we will be able to obtain all of the environmental, regulatory, construction and zoning permissions we need. In particular, we will require agreements with ports proximate to our Liquefaction Facilities capable of handling the transload of LNG directly from our transportation assets to our occupying vessel. If we are unable to enter into favorable contracts or to obtain the necessary regulatory and land use approvals on favorable terms, we may not be able to construct and operate these assets as expected, or at all. Additionally, the construction of facilities is inherently subject to the risks of cost overruns and delays. Furthermore, if we do enter into the necessary contracts and obtain regulatory approvals for the construction and operation of the Liquefaction Facilities, there can be no assurance that such operations will allow us to successfully export LNG to our facilities, or that we will succeed in our goal of reducing the risk to our operations of future LNG price variations. If we are unable to construct, commission and operate all of our Terminals and Liquefaction Facilities as expected, or, when and if constructed, they do not accomplish the goals described in this Annual Report, or if we experience delays or cost overruns in construction, our business, operating results, cash flows and liquidity could be materially and adversely affected. Expenses related to our pursuit of contracts and regulatory approvals related to our Terminals and Liquefaction Facilities still under development may be significant and will be incurred by us regardless of whether these assets are ultimately constructed and operational.

Our ability to implement our business strategy may be materially and adversely affected by many known and unknown factors.

Our business strategy relies upon our future ability to successfully market natural gas to end-users, develop and maintain cost-effective logistics in our supply chain and construct, develop and operate energy-related infrastructure in the U.S., Jamaica, Mexico, Puerto Rico, Ireland, the Dominican Republic and other countries where we do not currently operate. Our strategy assumes that we will be able to expand our operations into other countries, including countries in the Caribbean, enter into long-term GSAs and/or PPAs with end-users, acquire and transport LNG at attractive prices, develop infrastructure, including the Pennsylvania Facility and the CHP Plant, as well as other future projects, into efficient and profitable operations in a timely and cost-effective way, obtain approvals from all relevant federal, state and local authorities, as needed, for the construction and operation of these projects and other relevant approvals and obtain long-term capital appreciation and liquidity with respect to such investments. We cannot assure you if or when we will enter into contracts for the sale of LNG and/or natural gas, the price at which we will be able to sell such LNG and/or natural gas or our costs for such LNG and/or natural gas. Thus, there can be no assurance that we will achieve our target pricing, costs or margins. Our strategy may also be affected by future governmental laws and regulations. Our strategy also assumes that we will be able to enter into strategic relationships with energy end-users, power utilities, LNG providers, shipping companies, infrastructure developers, financing counterparties and other partners. These assumptions are subject to significant economic, competitive, regulatory and operational uncertainties, contingencies and risks, many of which are beyond our control. Additionally, in furtherance of our business strategy, we may acquire operating businesses or other assets in the future. Any such acquisitions would be subject to significant risks and contingencies, including the risk of integration, and we may not be able to realize the benefits of any such acquisitions.

Additionally, our strategy may evolve over time. Our future ability to execute our business strategy is uncertain, and it can be expected that one or more of our assumptions will prove to be incorrect and that we will face unanticipated events and circumstances that may adversely affect our business. Any one or more of the following factors may have a material adverse effect on our ability to implement our strategy and achieve our targets:

•	inability to achieve our target costs for the purchase, liquefaction and export of natural gas and/or LNG and our target pricing for long-term contracts;
•	failure to develop cost-effective logistics solutions;
•	failure to manage expanding operations in the projected time frame;
•	inability to structure innovative and profitable energy-related transactions as part of our sales and trading operations and to optimally price and manage position, performance and counterparty risks;
•	inability to develop infrastructure, including our Terminals and Liquefaction Facilities, as well as other future projects, in a timely and cost-effective manner;
•	inability to attract and retain personnel in a timely and cost-effective manner;
•	failure of investments in technology and machinery, such as liquefaction technology or LNG tank truck technology, to perform as expected;
•	increases in competition which could increase our costs and undermine our profits;
•	inability to source LNG and/or natural gas in sufficient quantities and/or at economically attractive prices;
•	failure to anticipate and adapt to new trends in the energy sector in the U.S., Jamaica, the Caribbean, Mexico, Ireland and elsewhere;
•	increases in operating costs, including the need for capital improvements, insurance premiums, general taxes, real estate taxes and utilities, affecting our profit margins;
•	inability to raise significant additional debt and equity capital in the future to implement our strategy as well as to operate and expand our business;
•	general economic, political and business conditions in the U.S., Jamaica, the Caribbean, Mexico, Ireland and in the other geographic areas in which we intend to operate;
•	inflation, depreciation of the currencies of the countries in which we operate and fluctuations in interest rates;
•	failure to obtain approvals from the Pennsylvania Department of Environmental Protection and relevant local authorities for the construction and operation of the Pennsylvania Facility and other relevant approvals;
•	failure to win new bids or contracts on the terms, size and within the time frame we need to execute our business strategy;
•	failure to obtain approvals from governmental regulators and relevant local authorities for the construction and operation of potential future projects and other relevant approvals;
•	existing and future governmental laws and regulations; or
•	inability, or failure, of any customer or contract counterparty to perform their contractual obligations to us (for further discussion of counterparty risk, see “—Our current ability to generate cash is substantially dependent upon the entry into and performance by customers under long-term contracts that we have entered into or will enter into in the near future, and we could be materially and adversely affected if any customer fails to perform its contractual obligations for any reason, including nonpayment and nonperformance, or if we fail to enter into such contracts at all.”).

If we experience any of these failures, such failure may adversely affect our financial condition, results of operations and ability to execute our business strategy.

We have a limited operating history, which may not be sufficient to evaluate our business and prospects.

We have a limited operating history and track record. As a result, our prior operating history and historical financial statements may not be a reliable basis for evaluating our business prospects or the future value of our Class A shares. We commenced operations on February 25, 2014, and we had net losses of approximately $1.6 million in 2014, $14.2 million in 2015, $32.9 million in 2016, $31.7 million in 2017 and $78.2 million in 2018. Our strategy may not be successful, and if unsuccessful, we may be unable to modify it in a timely and successful manner. We cannot give you any assurance that we will be able to implement our strategy on a timely basis, if at all, or achieve our internal model or that our assumptions will be accurate. Our limited operating history also means that we continue to develop and implement various policies and procedures including those related to data privacy and other matters. We will need to continue to build our team to implement our strategies.

We will continue to incur significant capital and operating expenditures while we develop infrastructure for our supply chain, including for the completion of our Terminals and Liquefaction Facilities under construction, as well as other future projects. We will need to invest significant amounts of additional capital to implement our strategy. We have not yet entered into all arrangements necessary to obtain and ship LNG to the Jamaica Terminals, and we have not completed constructing all of our Terminals and Liquefaction Facilities and our strategy includes the construction of additional facilities. Any delays beyond the expected development period for these assets would prolong, and could increase the level of, operating losses and negative operating cash flows. Our future liquidity may also be affected by the timing of construction financing availability in relation to the incurrence of construction costs and other outflows and by the timing of receipt of cash flows under our customer contracts in relation to the incurrence of project and operating expenses. Our ability to generate any positive operating cash flow and achieve profitability in the future is dependent on, among other things, our ability to develop an efficient supply chain and successfully and timely complete necessary infrastructure, including our Terminals and Liquefaction Facilities under construction, and fulfill our gas delivery obligations under our customer contracts.

Our business is dependent upon obtaining substantial additional funding from various sources, which may not be available or may only be available on unfavorable terms.

We believe we will have sufficient liquidity, cash flow from operations and access to additional capital sources to fund our capital expenditures and working capital needs for the next 12 months, which are further described in “Items 1. and 2. Business and Properties.” In the future, we expect to incur additional indebtedness to assist us in developing our operations and we are considering alternative financing options, including in local markets, or the opportunistic sale of one of our non-core assets. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on our Term Loan Facility. If we are unable to secure additional funding, or amendments to existing financing, or if additional funding is only available on terms that we determine are not acceptable to us, we may be unable to fully execute our business plan and our business, financial condition or results of operations may be adversely affected. Additionally, we may need to adjust the timing of our planned capital expenditures and facilities development depending on the availability of such additional funding. Our ability to raise additional capital will depend on financial, economic and market conditions, our progress in executing our business strategy and other factors, many of which are beyond our control. We cannot assure you that such additional funding will be available on acceptable terms, or at all. To the extent that we raise additional equity capital by issuing additional securities at any point in the future, our then-existing shareholders may experience dilution. Debt financing, if available, may subject us to restrictive covenants that could limit our flexibility in conducting future business activities and could result in us expending significant resources to service our obligations. If we are unable to comply with these covenants and service our debt, we may lose control of our business and be forced to reduce or delay planned investments or capital expenditures, sell assets, restructure our operations or submit to foreclosure proceedings, all of which could result in a material adverse effect upon our business.

A variety of factors beyond our control could impact the availability or cost of capital, including domestic or international economic conditions, increases in key benchmark interest rates and/or credit spreads, the adoption of new or amended banking or capital market laws or regulations, the re-pricing of market risks and volatility in capital and financial markets, risks relating to the credit risk of our customers and the jurisdictions in which we operate, as well as general risks applicable to the energy sector. Our financing costs could increase or future borrowings or equity offerings may be unavailable to us or unsuccessful, which could cause us to be unable to pay or refinance our indebtedness or to fund our other liquidity needs. We also rely on borrowings under our debt instruments to fund our capital expenditures. If any of the lenders in the syndicates backing these debt instruments were unable to perform on its commitments, we may need to seek replacement financing, which may not be available as needed, or may be available in more limited amounts or on more expensive or otherwise unfavorable terms.

We may not be profitable for an indeterminate period of time.

We have a limited operating history and did not commence revenue-generating activities until 2016, and therefore did not achieve profitability as of December 31, 2018. We will need to make a significant initial investment to complete construction and begin operations of all of our Terminals and Liquefaction Facilities, and we will need to make significant additional investments to develop, improve and operate them, as well as all related infrastructure. We also expect to make significant expenditures and investments in identifying, acquiring and/or developing other future projects. We also expect to incur significant expenses in connection with the launch and growth of our business, including costs for LNG purchases, rail and truck transportation, shipping and logistics and personnel. We will need to raise significant additional debt and equity capital to achieve our goals.

We may not be able to achieve profitability, and if we do, we cannot assure you that we would be able to sustain such profitability in the future. Our failure to achieve or sustain profitability would have a material adverse effect on our business and the value of our Class A shares.

Our business is heavily dependent upon our international operations, particularly in Jamaica, and any disruption to those operations would adversely affect us.

Our operations in Jamaica began in October 2016, when our Montego Bay Terminal commenced commercial operations, and continue to grow. Jamaica is subject to political instability, acts of terrorism, natural disasters, in particular hurricanes, extreme weather conditions, crime and similar other risks which may negatively impact our operations in the region. We may also be affected by trade restrictions, such as tariffs or other trade controls. Additionally, tourism is a significant driver of economic activity in the Caribbean. As a result, tourism directly and indirectly affects local demand for our LNG and therefore our results of operations. Trends in tourism in the Caribbean are primarily driven by the economic condition of the tourists’ home country or territory, the condition of their destination, and the affordability and desirability of air travel and cruises. Additionally, unexpected factors could reduce tourism at any time, including, local or global economic recessions, terrorism, pandemics, severe weather or natural disasters. If we are unable to continue to leverage on the skills and experience of our international workforce and members of management with experience in the jurisdictions in which we operate to manage such risks, we may be unable to provide LNG at an attractive price and our business could be materially affected.

Because we are currently dependent upon a limited number of customers, the loss of a significant customer could adversely affect our operating results.

A limited number of customers currently represent a substantial majority of our income. Our operating results are currently contingent on our ability to maintain LNG, natural gas, steam and power sales to these customers. At least in the short term, we expect that a substantial majority of our sales will continue to arise from a concentrated number of customers, such as power utilities, railroad companies and industrial end-users. We expect the substantial majority of our revenue for the near future to be from customers in the Caribbean, and as a result, are subject to any risks specific to those customers and the jurisdictions and markets in which they operate. We may be unable to accomplish our business plan to diversify and expand our customer base by attracting a broad array of customers, which could negatively affect our business, results of operations and financial condition.

Our current ability to generate cash is substantially dependent upon the entry into and performance by customers under long-term contracts that we have entered into or will enter into in the near future, and we could be materially and adversely affected if any customer fails to perform its contractual obligations for any reason, including nonpayment and nonperformance, or if we fail to enter into such contracts at all.

Our current results of operations and liquidity are, and will continue to be in the near future, substantially dependent upon performance by JPS and JPC, which have each entered into long-term GSAs and, in the case of JPS, a PPA in relation to the power produced at the CHP Plant, with us, and Jamalco, which has entered into a long-term SSA with us. As of March 18, 2019, our GSAs, PPA and SSA have a weighted average of approximately 12 years remaining under such contracts, weighted based on contracted volumes. While certain of our long-term contracts contain minimum volume commitments, our expected sales to customers under existing contracts is substantially in excess of such minimum volume commitments. Our near term ability to generate cash is dependent on JPS’s, JPC’s and Jamalco’s continued willingness and ability to continue purchasing our products and services and to perform their obligations under their respective contracts. If any of JPS, JPC or Jamalco fails to perform its obligations under its contract, our operating results, cash flow and liquidity could be materially and adversely affected, even if we were ultimately successful in seeking damages from JPS, JPC or Jamalco for a breach of contract. Additionally, as many of our facilities are still in developmental stages, our entry into long-term contracts before such facilities are fully operational exposes us to extended counterparty credit risk.

Risks of nonpayment and nonperformance by customers are a consideration in our business, and our credit procedures and policies may be inadequate to sufficiently eliminate customer credit risk. In assessing customer credit risk, we perform background checks on our potential customers before we enter into a long-term contract with them. As part of the background check, we assess a potential customer’s credit profile and financial position, including their operating results, liquidity and outstanding debt, as well as certain macroeconomic factors regarding the region(s) in which they operate. These procedures help us to appropriately assess customer credit risk on a case-by-case basis, but these procedures may not be effective in assessing credit risk in all instances. As part of our business strategy, we intend to target customers who have not been traditional purchasers of natural gas, including customers in developing countries, and these customers may have greater credit risk than typical natural gas purchasers. Therefore, we may be exposed to greater customer credit risk than other companies in the industry. In particular, JPS and JPC, which are public utility companies in Jamaica, could be subject to austerity measures imposed on Jamaica by the International Monetary Fund (the “IMF”) and other international lending organizations. Jamaica is currently subject to certain public spending limitations imposed by agreements with the IMF, and any changes under these agreements could limit JPS’s and JPC’s ability to make payments under their long-term GSAs and, in the case of JPS, its ability to make payments under its PPA, with us. In addition, our ability to operate the CHP Plant is dependent on our ability to enforce the related lease. GAJ, one of the lessors, is a subsidiary of Noble Group, which recently completed a financial restructuring. If GAJ is involved in a bankruptcy or similar proceeding, such proceeding could negatively impact our ability to enforce the lease. If we are unable to enforce the lease due to the bankruptcy of GAJ or for any other reason, we could be unable to operate the CHP Plant or to execute on our contracts related thereto, which could negatively affect our business, results of operations and financial condition. On March 5, 2019, after review by PREB and FOMB, our subsidiary, NFEnergía entered into a Fuel Sale and Purchase Agreement with PREPA for the supply of natural gas and conversion of Units 5 and 6 of the San Juan Power Plant. PREPA is currently subject to bankruptcy proceedings pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA’s ability to meet its payment obligations under its contracts will be largely dependent upon funding from the Federal Emergency Management Agency or other sources. PREPA’s contracting practices in connection with restoration and repair of PREPA’s electrical grid in Puerto Rico, and the terms of certain of those contracts, have been subject to comment and are the subject of review and hearings by U.S. federal and Puerto Rican governmental entities. In the event that PREPA does not have or does not obtain the funds necessary to satisfy obligations to us under our agreement with PREPA or terminates our agreement prior to the end of the agreed term, our financial condition, results of operations and cash flows could be materially and adversely affected. Additionally, we may face difficulties in enforcing our contractual rights against contractual counterparties that have not submitted to the jurisdiction of U.S. courts.

PREPA has commenced a bidding process through which potential bidders could take control and ownership of PREPA’s transmission and distribution system. PREPA will solicit proposals from four selected bidders and expects to select a winner in the third quarter of 2019. We cannot predict how our relationship with PREPA could change if PREPA’s transmission and distribution system were to become privatized. If such event were to occur, PREPA may seek to find alternative power sources or purchase substantially less natural gas from us than what we currently expect to sell to PREPA, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Further, adverse economic conditions in our industry increase the risk of nonpayment and nonperformance by customers, particularly customers that have sub-investment grade credit ratings.

Our contracts with our customers are subject to termination under certain circumstances.

Our contracts with our customers contain various termination rights. For example, each of our long-term customer contracts, including the contracts with JPS, JPC, Jamalco and PREPA, contain various termination rights allowing our customers to terminate the contract, including, without limitation:

•	upon the occurrence of certain events of force majeure;
•	if we fail to make available specified scheduled cargo quantities;
•	the occurrence of certain uncured payment defaults;
•	the occurrence of an insolvency event;
•	the occurrence of certain uncured, material breaches; and
•	if we fail to commence commercial operations or achieve financial close within the agreed timeframes.

We may not be able to replace these contracts on desirable terms, or at all, if they are terminated. Contracts that we enter into in the future may contain similar provisions. If any of our current or future contracts are terminated, such termination could have a material adverse effect on our business, contracts, financial condition, operating results, cash flows, liquidity and prospects.

Cyclical or other changes in the demand for and price of LNG and natural gas may adversely affect our business and the performance of our customers and could have a material adverse effect on our business, contracts, financial condition, operating results, cash flows, liquidity and prospects.

Our business and the development of energy-related infrastructure and projects generally is based on assumptions about the future availability and price of natural gas and LNG and the prospects for international natural gas and LNG markets. Natural gas and LNG prices have at various times been and may become volatile due to one or more of the following factors:

•	additions to competitive regasification capacity in North America, Europe, Asia and other markets, which could divert LNG or natural gas from our business;
•	imposition of tariffs by China or any other jurisdiction on imports of LNG from the United States;
•	insufficient or oversupply of natural gas liquefaction or export capacity worldwide;
•	insufficient LNG tanker capacity;
•	weather conditions and natural disasters;
•	reduced demand and lower prices for natural gas;
•	increased natural gas production deliverable by pipelines, which could suppress demand for LNG;
•	decreased oil and natural gas exploration activities, which may decrease the production of natural gas;
•	cost improvements that allow competitors to offer LNG regasification services at reduced prices;
•	changes in supplies of, and prices for, alternative energy sources such as coal, oil, nuclear, hydroelectric, wind and solar energy, which may reduce the demand for natural gas;
•	changes in regulatory, tax or other governmental policies regarding imported or exported LNG, natural gas or alternative energy sources, which may reduce the demand for imported or exported LNG and/or natural gas;
•	political conditions in natural gas producing regions;

•	adverse relative demand for LNG compared to other markets, which may decrease LNG imports into or exports from North America; and
•	cyclical trends in general business and economic conditions that cause changes in the demand for natural gas.

Adverse trends or developments affecting any of these factors – in particular prior to our Pennsylvania Facility becoming operational – could result in decreases in the prices at which we are able to sell LNG and natural gas or increases in the prices we have to pay for natural gas or LNG, which could materially and adversely affect the performance of our customers, and could have a material adverse effect on our business, contracts, financial condition, operating results, cash flows, liquidity and prospects. There can be no assurance we will achieve our target cost or pricing goals. In particular, because we have not currently procured fixed-price, long-term LNG supply (our plan being to liquefy natural gas ourselves in our Liquefaction Facilities), increases in LNG prices and/or shortages of LNG supply could be material and adverse to our business. Additionally, we intend to rely on long-term, largely fixed-price contracts for the feedgas that we need in order to manufacture and sell our LNG. Our actual costs and any profit realized on the sale of our LNG may vary from the estimated amounts on which our contracts for feedgas were originally based. There is inherent risk in the estimation process, including significant changes in the demand for and price of LNG as a result of the factors listed above, many of which are outside of our control.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our existing or future debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to fund our day-to-day operations or to pay the principal, premium, if any, and interest on our indebtedness. As of December 31, 2018, we had $280 million of total indebtedness outstanding, excluding deferred financing costs. On March 21, 2019, the Company drew an additional $220 million on the Term Loan Facility. Total principal amounts outstanding after this draw are $500 million. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on our Term Loan Facility.

If our cash flows and capital resources are insufficient to fund our debt service obligations and other cash requirements, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to sell assets or operations, seek additional capital or restructure or refinance our indebtedness or operations. We may not be able to affect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. The agreements that govern our indebtedness restrict our ability to dispose of assets and use the proceeds from any such dispositions and our ability to raise debt capital to be used to repay our indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our obligations.

If we cannot make scheduled payments on our debt, we will be in default and, as a result, lenders under any of our existing and future indebtedness could declare all outstanding principal and interest to be due and payable, the lenders under our debt instruments could terminate their commitments to loan money, our secured lenders could foreclose against the assets securing such borrowings and we could be forced into bankruptcy or liquidation.

Failure to maintain sufficient working capital could limit our growth and harm our business, financial condition and results of operations.

We have significant working capital requirements, primarily driven by the delay between the purchase of and payment for natural gas and the extended payment terms that we offer our customers. Differences between the date when we pay our suppliers and the date when we receive payments from our customers may adversely affect our liquidity and our cash flows. We expect our working capital needs to increase as our total business increases. If we do not have sufficient working capital, we may not be able to pursue our growth strategy, respond to competitive pressures or fund key strategic initiatives, such as the development of our facilities, which may harm our business, financial condition and results of operations.

Operation of our LNG infrastructure and other facilities that we may construct involves significant risks.

As more fully discussed in this Annual Report, our existing facilities and expected future facilities face operational risks, including, but not limited to, the following: performing below expected levels of efficiency, breakdowns or failures of equipment, operational errors by trucks, including trucking accidents while transporting natural gas, tankers or tug operators, operational errors by us or any contracted facility operator, labor disputes and weather-related or natural disaster interruptions of operations.

Any of these risks could disrupt our operations and increase our costs, which would adversely affect our business, operating results, cash flows and liquidity.

The operation of the CHP Plant will involve particular, significant risks.

The operation of the CHP Plant will involve particular, significant risks, including, among others: failure to maintain the required power generation license(s) or other permits required to operate the CHP Plant; pollution or environmental contamination affecting operation of the CHP Plant; the inability, or failure, of any counterparty to any plant-related agreements to perform their contractual obligations to us including, but not limited to, the lessor’s obligations to us under the CHP Plant lease; and planned and unplanned power outages due to maintenance, expansion and refurbishment. We cannot assure you that future occurrences of any of the events listed above or any other events of a similar or dissimilar nature would not significantly decrease or eliminate the revenues from, or significantly increase the costs of operating, the CHP Plant. If the CHP Plant is unable to generate or deliver power to JPS, pursuant to the PPA, or steam (or gas to power Jamalco’s boilers in lieu of steam) to Jamalco, pursuant to the SSA, JPS or Jamalco, as applicable, may not be required to make payments under their respective agreements so long as the event continues. JPS and Jamalco, as counterparties to the PPA and SSA, respectively, and the counterparties to any other key plant-related agreements may have the right to terminate those agreements for certain failures to generate or deliver power or steam, as applicable. As a consequence, there may be reduced or no revenues from the CHP Plant, which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects. In addition, termination of the SSA may give rise to termination rights under the CHP Plant lease. If JPS terminates the PPA, Jamalco terminates the SSA, or any counterparty to any other key plant-related agreement terminates such agreement, we may not be able to enter into a replacement agreement with respect to the CHP Plant on terms as favorable as the terminated agreement.

Global climate change may in the future increase the frequency and severity of weather events and the losses resulting therefrom, which could have a material adverse effect on the economies in the markets in which we operate or plan to operate in the future and therefore on our business.

Over the past several years, changing weather patterns and climatic conditions, such as global warming, have added to the unpredictability and frequency of natural disasters in certain parts of the world, including the markets in which we operate and intend to operate, and have created additional uncertainty as to future trends. There is a growing consensus today that climate change increases the frequency and severity of extreme weather events and, in recent years, the frequency of major weather events appears to have increased. We cannot predict whether or to what extent damage that may be caused by natural events, such as severe tropical storms and hurricanes, will affect our operations or the economies in our current or future market areas, but the increased frequency and severity of such weather events could increase the negative impacts to economic conditions in these regions and result in a decline in the value or the destruction of our liquefiers and downstream facilities or affect our ability to transmit LNG. In particular, if one of the regions in which our Terminals are operating or under development is impacted by such a natural catastrophe in the future, it could have a material adverse effect on our business. Further, the economies of such impacted areas may require significant time to recover and there is no assurance that a full recovery will occur. Even the threat of a severe weather event could impact our business, financial condition or the price of our Class A shares.

Hurricanes or other natural or manmade disasters could result in an interruption of our operations, a delay in the completion of our infrastructure projects, higher construction costs or the deferral of the dates on which payments are due under our customer contracts, all of which could adversely affect us.

Storms and related storm activity and collateral effects, or other disasters such as explosions, fires, seismic events, floods or accidents, could result in damage to, or interruption of operations in our supply chain, including at our facilities or related infrastructure, as well as delays or cost increases in the construction and the development of our proposed facilities or other infrastructure. Changes in the global climate may have significant physical effects, such as increased frequency and severity of storms, floods and rising sea levels; if any such effects were to occur, they could have an adverse effect on our marine and coastal operations. Due to the concentration of our current and anticipated operations in Southern Florida and the Caribbean, we are particularly exposed to the risks posed by hurricanes, tropical storms and their collateral effects. For example, the 2017 Atlantic hurricane season caused extensive and costly damage across Florida and the Caribbean, including Puerto Rico. We are unable to predict with certainty the impact of future storms on our customers, our infrastructure or our operations.

If one or more tankers, terminals, pipelines, facilities, equipment or electronic systems that we own, lease or operate or that deliver products to us or that supply our facilities and customers’ facilities are damaged by severe weather or any other disaster, accident, catastrophe, terrorist or cyber-attack or event, our operations and construction projects could be delayed and our operations could be significantly interrupted. These delays and interruptions could involve significant damage to people, property or the environment, and repairs could take a week or less for a minor incident to six months or more for a major interruption. Any event that interrupts the revenues generated by our operations or that causes us to make significant expenditures not covered by insurance could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

We do not, nor do we intend to, maintain insurance against all of these risks and losses. We may not be able to maintain desired or required insurance in the future at rates that we consider reasonable. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Our insurance may be insufficient to cover losses that may occur to our property or result from our operations.

Our current operations and future projects are subject to the inherent risks associated with LNG, natural gas and power operations, including explosions, pollution, release of toxic substances, fires, seismic events, hurricanes and other adverse weather conditions, and other hazards, each of which could result in significant delays in commencement or interruptions of operations and/or result in damage to or destruction of the our facilities and assets or damage to persons and property. In addition, such operations and the vessels of third parties on which our current operations and future projects may be dependent face possible risks associated with acts of aggression or terrorism. Some of the regions in which we operate are affected by hurricanes or tropical storms. We do not, nor do we intend to, maintain insurance against all of these risks and losses. In particular, we do not carry business interruption insurance for hurricanes and other natural disasters. Therefore, the occurrence of one or more significant events not fully insured or indemnified against could create significant liabilities and losses which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

We may be unable to procure adequate insurance coverage at commercially reasonable rates in the future. For example, environmental regulations have led in the past to increased costs for, and in the future may result in the lack of availability of, insurance against risks of environmental damage or pollution. A catastrophic release of natural gas, marine disaster or natural disasters could result in losses that exceed our insurance coverage, which could harm our business, financial condition and operating results. Any uninsured or underinsured loss could harm our business and financial condition. In addition, our insurance may be voidable by the insurers as a result of certain of our actions.

Changes in the insurance markets attributable to terrorist attacks or political change may also make certain types of insurance more difficult for us to obtain. In addition, the insurance that may be available may be significantly more expensive than our existing coverage.

From time to time, we may be involved in legal proceedings and may experience unfavorable outcomes.

In the future we may be subject to material legal proceedings in the course of our business, including, but not limited to, actions relating to contract disputes, business practices, intellectual property and other commercial and tax matters. Such legal proceedings may involve claims for substantial amounts of money or for other relief or might necessitate changes to our business or operations, and the defense of such actions may be both time consuming and expensive. Further, if any such proceedings were to result in an unfavorable outcome, it could have a material adverse effect on our business, financial position and results of operations.

Our success depends on key members of our management, the loss of any of whom could disrupt our business operations.

We depend to a large extent on the services of our chief executive officer, Wesley R. Edens, and some of our other executive officers. Mr. Edens does not have an employment agreement with us. The loss of the services of Mr. Edens or one or more of our other key executives could disrupt our operations and increase our exposure to the other risks described in this “Item 1A. Risk Factors.” We do not maintain key man insurance on Mr. Edens or any of our employees. As a result, we are not insured against any losses resulting from the death of our key employees.

Our construction of energy-related infrastructure is subject to operational, regulatory, environmental, political, legal and economic risks, which may result in delays, increased costs or decreased cash flows.

The construction of energy-related infrastructure, including our Terminals and Liquefaction Facilities, as well as other future projects, involves numerous operational, regulatory, environmental, political, legal and economic risks beyond our control and may require the expenditure of significant amounts of capital during construction and thereafter. These potential risks include, among other things, the following:

•	we may be unable to complete construction projects on schedule or at the budgeted cost due to the unavailability of required construction personnel or materials, accidents or weather conditions;
•	we may change orders under existing or future engineering, procurement and construction (“EPC”) contracts resulting from the occurrence of certain specified events that may give our customers the right to cause us to enter into change orders or resulting from changes with which we otherwise agree;
•	we will not receive any material increase in operating cash flows until a project is completed, even though we may have expended considerable funds during the construction phase, which may be prolonged;
•	we may construct facilities to capture anticipated future energy consumption growth in a region in which such growth does not materialize;
•	the completion or success of our construction projects may depend on the completion of a third-party construction project (e.g., additional public utility infrastructure projects) that we do not control and that may be subject to numerous additional potential risks, delays and complexities;
•	the purchase of the project company holding the rights to develop and operate the Ireland Terminal is subject to a number of contingencies, many of which are beyond our control and could cause us to not complete the acquisition of the project company or delay construction of our Ireland Terminal;
•	we may not be able to obtain key permits or land use approvals including those required under environmental laws on terms that are satisfactory for our operations and on a timeline that meets our commercial obligations, and there may be delays, perhaps substantial in length, such as in the event of challenges by citizens groups or non-governmental organizations, including those opposed to fossil fuel energy sources;
•	we may be (and have been in select circumstances) subject to local opposition, including the efforts by environmental groups, which may attract negative publicity or have an adverse impact on our reputation; and
•	we may be unable to obtain rights-of-way to construct additional energy-related infrastructure or the cost to do so may be uneconomical.

A materialization of any of these risks could adversely affect our ability to achieve growth in the level of our cash flows or realize benefits from future projects, which could have a material adverse effect on our business, financial condition and results of operations.

We expect to be dependent on our primary building contractor and other contractors for the successful completion of our energy-related infrastructure.

Timely and cost-effective completion of our energy-related infrastructure, including our Terminals and Liquefaction Facilities, as well as future projects, in compliance with agreed specifications is central to our business strategy and is highly dependent on the performance of our primary building contractor and our other contractors under our agreements with them. The ability of our primary building contractor and our other contractors to perform successfully under their agreements with us is dependent on a number of factors, including their ability to:

•	design and engineer each of our facilities to operate in accordance with specifications;
•	engage and retain third-party subcontractors and procure equipment and supplies;
•	respond to difficulties such as equipment failure, delivery delays, schedule changes and failures to perform by subcontractors, some of which are beyond their control;
•	attract, develop and retain skilled personnel, including engineers;
•	post required construction bonds and comply with the terms thereof;
•	manage the construction process generally, including coordinating with other contractors and regulatory agencies; and
•	maintain their own financial condition, including adequate working capital.

Until we have entered into an EPC contract for a particular project, in which the EPC contractor agrees to meet our planned schedule and projected total costs for a project, we are subject to potential fluctuations in construction costs and other related project costs. We entered into an EPC contract for our Pennsylvania Facility in the first quarter of 2019. See “Items 1. and 2. Business and Properties—Pennsylvania EPC Agreement.” Although some agreements may provide for liquidated damages if the contractor fails to perform in the manner required with respect to certain of its obligations, the events that trigger a requirement to pay liquidated damages may delay or impair the operation of the applicable facility, and any liquidated damages that we receive may be delayed or insufficient to cover the damages that we suffer as a result of any such delay or impairment. The obligations of our primary building contractor and our other contractors to pay liquidated damages under their agreements with us are subject to caps on liability, as set forth therein. Furthermore, we may have disagreements with our contractors about different elements of the construction process, which could lead to the assertion of rights and remedies under their contracts and increase the cost of the applicable facility or result in a contractor’s unwillingness to perform further work. If any contractor is unable or unwilling to perform according to the negotiated terms and timetable of its respective agreement for any reason or terminates its agreement for any reason, we would be required to engage a substitute contractor, which could be particularly difficult in certain of the markets in which we plan to operate. This would likely result in significant project delays and increased costs, which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

We are relying on third-party engineers to estimate the future rated capacity and performance capabilities of our existing and future facilities, and these estimates may prove to be inaccurate.

We are relying on third parties for the design and engineering services underlying our estimates of the future rated capacity and performance capabilities of our Terminals and Liquefaction Facilities, as well as other future projects. If any of these facilities, when actually constructed, fails to have the rated capacity and performance capabilities that we intend, our estimates may not be accurate. Failure of any of our existing or future facilities to achieve our intended future capacity and performance capabilities could prevent us from achieving the commercial start dates under our customer contracts and could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

We may not be able to purchase or receive physical delivery of natural gas in sufficient quantities and/or at economically attractive prices to satisfy our delivery obligations under the GSAs, PPA and SSA, which could have a material adverse effect on us.

Under the GSAs with JPS and JPC, we are required to deliver to JPS and JPC specified amounts of natural gas at specified times, while under the SSA with Jamalco, we are required to deliver steam, and under the PPA with JPS, we are required to deliver power, each of which also requires us to obtain sufficient amounts of LNG. However, we may not be able to purchase or receive physical delivery of sufficient quantities of LNG to satisfy those delivery obligations, which may provide JPS or JPC or Jamalco with the right to terminate its GSA, PPA or SSA, as applicable. In addition, price fluctuations in natural gas and LNG may make it expensive or uneconomical for us to acquire adequate supply of these items.

We are dependent upon third-party LNG suppliers and shippers and other tankers and facilities to provide delivery options to and from our tankers and energy-related infrastructure. If LNG were to become unavailable for current or future volumes of natural gas due to repairs or damage to supplier facilities or tankers, lack of capacity, impediments to international shipping or any other reason, our ability to continue delivering natural gas, power or steam to end-users could be restricted, thereby reducing our revenues. Additionally, under tanker charters, we will be obligated to make payments for our chartered tankers regardless of use. We may not be able to enter into contracts with purchasers of LNG in quantities equivalent to or greater than the amount of tanker capacity we have purchased. If any third parties, such as the affiliate of Chesapeake that is party to our Chesapeake GSA, were to default on their obligations under our contracts or seek bankruptcy protection, we may not be able to purchase or receive a sufficient quantity of natural gas in order to satisfy our delivery obligations under our GSAs, PPA and SSA with LNG produced at our own Liquefaction Facilities. Any permanent interruption at any key LNG supply chains that caused a material reduction in volumes transported on or to our tankers and facilities could have a material adverse effect on our business, financial condition, operating results, cash flow, liquidity and prospects.

While we have entered into contracts with Centrica to purchase a substantial portion of our expected LNG volumes for 2019 and 2020, we will need to purchase significant additional LNG volumes to meet our delivery obligations to our downstream customers. Failure to secure contracts for the purchase of a sufficient amount of natural gas could materially and adversely affect our business, operating results, cash flows and liquidity.

Recently, the LNG industry has experienced increased volatility. If market disruptions and bankruptcies of third-party LNG suppliers and shippers negatively impacts our ability to purchase a sufficient amount of LNG or significantly increases our costs for purchasing LNG, our business, operating results, cash flows and liquidity could be materially and adversely affected. There can be no assurances that we will complete the Pennsylvania Facility or be able to supply our facilities with LNG produced at our own facilities. Even if we do complete the Pennsylvania Facility, there can be no assurance that it will operate as we expect or that we will succeed in our goal of reducing the risk to our operations of future LNG price variations.

We face competition based upon the international market price for LNG or natural gas.

Our business is subject to the risk of natural gas and LNG price competition at times when we need to replace any existing customer contract, whether due to natural expiration, default or otherwise, or enter into new customer contracts. Factors relating to competition may prevent us from entering into new or replacement customer contracts on economically comparable terms to existing customer contracts, or at all. Such an event could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects. Factors which may negatively affect potential demand for natural gas from our business are diverse and include, among others:

•	increases in worldwide LNG production capacity and availability of LNG for market supply;
•	increases in demand for natural gas but at levels below those required to maintain current price equilibrium with respect to supply;
•	increases in the cost to supply natural gas feedstock to our liquefaction projects;
•	increases in the cost to supply LNG feedstock to our facilities;
•	decreases in the cost of competing sources of natural gas, LNG or alternate fuels such as coal, HFO and diesel;

•	decreases in the price of LNG; and
•	displacement of LNG or fossil fuels more broadly by alternate fuels or energy sources or technologies (including but not limited to nuclear, wind, solar, biofuels and batteries) in locations where access to these energy sources is not currently available or prevalent.

In addition, we may not be able to successfully execute on our strategy to supply our existing and future customers with LNG produced primarily at our own facilities upon completion of the Pennsylvania Facility. See “—We have not yet completed contracting, construction and commissioning of all of our Terminals and Liquefaction Facilities. There can be no assurance that our Terminals and Liquefaction Facilities will operate as expected, or at all.”

Technological innovation may render our processes obsolete.

The success of our current operations and future projects will depend in part on our ability to create and maintain a competitive position in the natural gas liquefaction industry. In particular, although we plan to build out our delivery logistics chain in Northern Pennsylvania using proven technologies such as those currently in operation at our Miami Facility, we do not have any exclusive rights to any of these technologies. In addition, such technologies may be rendered obsolete or uneconomical by legal or regulatory requirements, technological advances, more efficient and cost-effective processes or entirely different approaches developed by one or more of our competitors or others, which could materially and adversely affect our business, ability to realize benefits from future projects, results of operations, financial condition, liquidity and prospects.

Changes in legislation and regulations could have a material adverse impact on our business, results of operations, financial condition, liquidity and prospects.

Our business is subject to governmental laws, rules, regulations and requires permits that impose various restrictions and obligations that may have material effects on our results of operations. In addition, each of the applicable regulatory requirements and limitations is subject to change, either through new regulations enacted on the federal, state or local level, or by new or modified regulations that may be implemented under existing law. The nature and extent of any changes in these laws, rules, regulations and permits may be unpredictable and may have material effects on our business. Future legislation and regulations or changes in existing legislation and regulations, or interpretations thereof, such as those relating to the liquefaction, storage, or regasification of LNG, or its transportation could cause additional expenditures, restrictions and delays in connection with our operations as well as other future projects, the extent of which cannot be predicted and which may require us to limit substantially, delay or cease operations in some circumstances. Revised, reinterpreted or additional laws and regulations that result in increased compliance costs or additional operating costs and restrictions could have an adverse effect on our business, the ability to expand our business, including into new markets, results of operations, financial condition, liquidity and prospects.

Increasing trucking regulations may increase our costs and negatively impact our results of operations.

We are developing a transportation system specifically dedicated to transporting LNG from our Liquefaction Facilities to a nearby port, from which our LNG can be transported to our operations in the Atlantic Basin and elsewhere. This transportation system may include trucks that we or our affiliates own and operate. Any such operations would be subject to various trucking safety regulations, including those which are enacted, reviewed and amended by the Federal Motor Carrier Safety Administration (“FMCSA”). These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations, driver licensing, insurance requirements, financial reporting and review of certain mergers, consolidations and acquisitions, and transportation of hazardous materials. To a large degree, intrastate motor carrier operations are subject to state and/or local safety regulations that mirror federal regulations but also regulate the weight and size dimensions of loads.

All federally regulated carriers’ safety ratings are measured through a program implemented by the FMCSA known as the Compliance Safety Accountability (“CSA”) program. The CSA program measures a carrier’s safety performance based on violations observed during roadside inspections as opposed to compliance audits performed by the FMCSA. The quantity and severity of any violations are compared to a peer group of companies of comparable size and annual mileage. If a company rises above a threshold established by the FMCSA, it is subject to action from the FMCSA. There is a progressive intervention strategy that begins with a company providing the FMCSA with an acceptable plan of corrective action that the company will implement. If the issues are not corrected, the intervention escalates to on-site compliance audits and ultimately an “unsatisfactory” rating and the revocation of the company’s operating authority by the FMCSA, which could result in a material adverse effect on our business and consolidated results of operations and financial position.

Any trucking operations would be subject to possible regulatory and legislative changes that may increase our costs. Some of these possible changes include changes in environmental regulations, changes in the hours of service regulations which govern the amount of time a driver may drive or work in any specific period, onboard black box recorder device requirements or limits on vehicle weight and size.

We may not be able to renew or obtain new or favorable charters or leases, which could adversely affect our business, prospects, financial condition, results of operations and cash flows.

We have obtained long-term leases and corresponding rights-of-way agreements with respect to the land on which the Jamaica Terminals, the pipeline connecting the Montego Bay Terminal to the Bogue Power Plant, the Miami Facility, the San Juan Facility and the CHP Plant are situated. However, we do not own the land. As a result, we are subject to the possibility of increased costs to retain necessary land use rights as well as local law. If we were to lose these rights or be required to relocate, our business could be materially and adversely affected. The Miami Facility is currently located on land we are leasing from an affiliate. Any payments under the existing lease or future modifications or extensions to the lease could involve transacting with an affiliate. We have also entered into LNG tanker charters in order to secure shipping capacity for our import of LNG to the Jamaica Terminals.

Our ability to renew existing charters or leases for our current projects or obtain new charters or leases for our future projects will depend on prevailing market conditions upon expiration of the contracts governing the leasing or charter of the applicable assets. Therefore, we may be exposed to increased volatility in terms of rates and contract provisions. Likewise, our counterparties may seek to terminate or renegotiate their charters or leases with us. If we are not able to renew or obtain new charters or leases in direct continuation, or if new charters or leases are entered into at rates substantially above the existing rates or on terms otherwise less favorable compared to existing contractual terms, our business, prospects, financial condition, results of operations and cash flows could be materially adversely affected.

We may not be able to successfully enter into contracts or renew existing contracts to charter tankers in the future, which may result in us not being able to meet our obligations.

We enter into time charters of ocean-going tankers for the transportation of LNG, which extend for varying lengths of time. We may not be able to successfully enter into contracts or renew existing contracts to charter tankers in the future, which may result in us not being able to meet our obligations. We are also exposed to changes in market rates and availability for tankers, which may affect our earnings. Fluctuations in rates result from changes in the supply of and demand for capacity and changes in the demand for seaborne carriage of commodities. Because the factors affecting the supply and demand are outside of our control and are unpredictable, the nature, timing, direction and degree of changes in industry conditions are also unpredictable.

We rely on the operation of tankers under our time charters and ship-to-ship kits to transfer LNG between ships. The operation of ocean-going tankers and kits carries inherent risks. These risks include the possibility of:

•	natural disasters;
•	mechanical failures;
•	grounding, fire, explosions and collisions;
•	piracy;
•	human error; and
•	war and terrorism.

We do not currently maintain a redundant supply of ships, ship-to-ship kits or other equipment. As a result, if our current equipment fails, is unavailable or insufficient to service our LNG production, we may need to procure new equipment, which may not be available or be expensive to obtain. Any such occurrence could interrupt our operations and increase our operating costs. Any of these results could have a material adverse effect on our business, financial condition and operating results.

The operation of LNG carriers is inherently risky, and an incident resulting in significant loss or environmental consequences involving an LNG vessel could harm our reputation and business.

Cargoes of LNG and our chartered vessels are at risk of being damaged or lost because of events such as:

•	marine disasters;
•	piracy;
•	bad weather;
•	mechanical failures;
•	environmental accidents;
•	grounding, fire, explosions and collisions;
•	human error; and
•	war and terrorism.

An accident involving our cargoes or any of our chartered vessels could result in any of the following:

•	death or injury to persons, loss of property or environmental damage;
•	delays in the delivery of cargo;
•	loss of revenues;
•	termination of charter contracts;
•	governmental fines, penalties or restrictions on conducting business;
•	higher insurance rates; and
•	damage to our reputation and customer relationships generally.

Any of these circumstances or events could increase our costs or lower our revenues.

If our chartered vessels suffer damage as a result of such an incident, they may need to be repaired. The loss of earnings while these vessels are being repaired would decrease our results of operations. If a vessel we charter were involved in an accident with the potential risk of environmental impacts or contamination, the resulting media coverage could have a material adverse effect on our reputation, our business, our results of operations and cash flows and weaken our financial condition.

Our chartered vessels operating in international waters, now or in the future, will be subject to various international and local laws and regulations relating to protection of the environment.

Our chartered vessels’ operations in international waters and in the territorial waters of other countries are regulated by extensive and changing international, national and local environmental protection laws, regulations, treaties and conventions in force in international waters, the jurisdictional waters of the countries in which our vessels operate, as well as the countries of our vessels’ registration, including those governing oil spills, discharges to air and water and the handling and disposal of hazardous substances and wastes. MARPOL can affect operations of our chartered vessels. In addition, our chartered LNG vessels may become subject to the International Convention on Liability and Compensation for Damage in Connection with the Carriage of Hazardous and Noxious Substances by Sea (the “HNS Convention”), adopted in 1996 and subsequently amended by a Protocol to the HNS Convention in April 2010. Other regulations include, but are not limited to, the designation of ECAs under MARPOL, the IMO International Convention on Civil Liability for Oil Pollution Damage of 1969, as amended from time to time, the International Convention on Civil Liability for Bunker Oil Pollution Damage, the IMO International Convention for the Safety of Life at Sea of 1974, as amended from time to time, the ISM Code, the IMO International Convention on Load Lines of 1966, as amended from time to time and the International Convention for the Control and Management of Ships’ Ballast Water and Sediments in February 2004.

Moreover, the overall trends are towards more regulations and more stringent requirements which are likely to add to our costs of doing business. We contract with leading vessel providers in the LNG market and look for them to take the lead in maintaining compliance with all such requirements, although the terms of our charter agreements may call for us to bear some or all of the associated costs. While we believe we are similarly situated with respect to other companies that charter vessels, we cannot assure you that these requirements will not have a material effect on our business.

Our chartered vessels operating in U.S. waters, now or in the future, will also be subject to various federal, state and local laws and regulations relating to protection of the environment, including the OPA, the CERCLA, the CWA and the CAA. In some cases, these laws and regulations require governmental permits and authorizations before conducting certain activities. These environmental laws and regulations may impose substantial penalties for noncompliance and substantial liabilities for pollution. Failure to comply with these laws and regulations may result in substantial civil and criminal fines and penalties. As with the industry generally, our chartered vessels’ operations will entail risks in these areas, and compliance with these laws and regulations, which may be subject to frequent revisions and reinterpretation, may increase our overall cost of business.

There may be shortages of LNG tankers worldwide, which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

We rely on ocean-going LNG tankers and freight carriers (for ISO containers) for the movement of LNG. Consequently, our ability to provide services to our customers could be adversely impacted by shifts in tanker market dynamics, shortages in available cargo capacity, changes in policies and practices such as scheduling, pricing, routes of service and frequency of service, or increases in the cost of fuel, taxes and labor, and other factors not within our control. The construction and delivery of LNG tankers require significant capital and long construction lead times, and the availability of the tankers could be delayed to the detriment of our LNG business and our customers because of:

•	an inadequate number of shipyards constructing LNG tankers and a backlog of orders at these shipyards;
•	political or economic disturbances in the countries where the tankers are being constructed;
•	changes in governmental regulations or maritime self-regulatory organizations;
•	work stoppages or other labor disturbances at the shipyards;
•	bankruptcy or other financial crisis of shipbuilders;
•	quality or engineering problems;
•	weather interference or a catastrophic event, such as a major earthquake, tsunami or fire; or
•	shortages of or delays in the receipt of necessary construction materials.

Changes in ocean freight capacity, which are outside our control, could negatively impact our ability to provide natural gas if LNG shipping capacity is adversely impacted and LNG transportation costs increase because we may bear the risk of such increases and may not be able to pass these increases on to our customers. Material interruptions in service or stoppages in LNG transportation could adversely impact our business, results of operations and financial condition.

Competition in the LNG industry is intense, and some of our competitors have greater financial, technological and other resources than we currently possess.

We operate in the highly competitive area of LNG production and face intense competition from independent, technology-driven companies as well as from both major and other independent oil and natural gas companies and utilities, many of which have been in operation longer than us.

Many competing companies have secured access to, or are pursuing development or acquisition of, LNG facilities in North America. We may face competition from major energy companies and others in pursuing our proposed business strategy to provide liquefaction and export products and services. In addition, competitors have and are developing LNG terminals in other markets, which will compete with our LNG facilities. Some of these competitors have longer operating histories, more development experience, greater name recognition, larger staffs and substantially greater financial, technical and marketing resources than we currently possess. We also face competition for the contractors needed to build our facilities. The superior resources that some of these competitors have available for deployment could allow them to compete successfully against us, which could have a material adverse effect on our business, ability to realize benefits from future projects, results of operations, financial condition, liquidity and prospects.

Failure of LNG to be a competitive source of energy in the markets in which we operate, and seek to operate, could adversely affect our expansion strategy.

Our operations are, and will be, dependent upon LNG being a competitive source of energy in the markets in which we operate. In the United States, due mainly to a historic abundant supply of natural gas and discoveries of substantial quantities of unconventional, or shale, natural gas, imported LNG has not developed into a significant energy source. The success of the domestic liquefaction component of our business plan is dependent, in part, on the extent to which natural gas can, for significant periods and in significant volumes, be produced in the United States at a lower cost than the cost to produce some domestic supplies of other alternative energy sources, and that it can be transported at reasonable rates through appropriately scaled infrastructure.

Potential expansion in the Caribbean and other parts of world where we may operate is primarily dependent upon LNG being a competitive source of energy in those geographical locations. For example, in the Caribbean, due mainly to a lack of regasification infrastructure and an underdeveloped international market for natural gas, natural gas has not yet developed into a significant energy source. The success of our operations in the Caribbean is dependent, in part, on the extent to which LNG can, for significant periods and in significant volumes, be produced internationally and delivered to Caribbean customers at a lower cost than the cost to deliver other alternative energy sources.

Political instability in foreign countries that export LNG, or strained relations between such countries and countries in the Caribbean, may also impede the willingness or ability of LNG suppliers and merchants in such countries to export LNG to the Caribbean. Furthermore, some foreign suppliers of LNG may have economic or other reasons to direct their LNG to non-Caribbean markets or from or to our competitors’ LNG facilities. Natural gas also competes with other sources of energy, including coal, oil, nuclear, hydroelectric, wind and solar energy, which may become available at a lower cost in certain markets.

As a result of these and other factors, natural gas may not be a competitive source of energy in the markets we intend to serve or elsewhere. The failure of natural gas to be a competitive supply alternative to oil and other alternative energy sources could adversely affect our ability to deliver LNG or natural gas to our customers in the Caribbean or other locations on a commercial basis.

Any use of hedging arrangements may adversely affect our future operating results or liquidity.

To reduce our exposure to fluctuations in the price, volume and timing risk associated with the purchase of natural gas, we may enter into futures, swaps and option contracts traded or cleared on the Intercontinental Exchange and the New York Mercantile Exchange or OTC options and swaps with other natural gas merchants and financial institutions. Hedging arrangements would expose us to risk of financial loss in some circumstances, including when:

•	expected supply is less than the amount hedged;
•	the counterparty to the hedging contract defaults on its contractual obligations; or
•	there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received.

The use of derivatives also may require the posting of cash collateral with counterparties, which can impact working capital when commodity prices change. However, we do not currently have any hedging arrangements, and failure to properly hedge our positions against changes in natural gas prices could also have a material adverse effect on our business, financial condition and operating results.

Our risk management strategies cannot eliminate all LNG price and supply risks. In addition, any non-compliance with our risk management strategies could result in significant financial losses.

When engaged in marketing activities, it is our strategy to maintain a manageable balance between LNG purchases, on the one hand, and sales or future delivery obligations, on the other hand. Through these transactions, we seek to earn a margin for the LNG purchased by selling LNG for physical delivery to third-party users, such as public utilities, shipping/marine cargo companies, industrial users, railroads, trucking fleets and other potential end-users converting from traditional diesel or oil fuel to natural gas. These strategies cannot, however, eliminate all price risks. For example, any event that disrupts our anticipated supply chain could expose us to risk of loss resulting from price changes if we are required to obtain alternative supplies to cover these transactions. We are also exposed to basis risks when LNG is purchased against one pricing index and sold against a different index. Moreover, we are also exposed to other risks, including price risks on LNG we own, which must be maintained in order to facilitate transportation of the LNG to our customers or to our facilities. In addition, our marketing operations involve the risk of non-compliance with our risk management policies. We cannot assure you that our processes and procedures will detect and prevent all violations of our risk management strategies, particularly if deception or other intentional misconduct is involved. If we were to incur a material loss related to commodity price risks, including non-compliance with our risk management strategies, it could have a material adverse effect on our financial position, results of operations and cash flows. There can be no assurance that we will complete the Pennsylvania Facility or be able to supply our facilities and the CHP Plant with LNG produced at our own facilities. Even if we do complete the Pennsylvania Facility, there can be no assurance that it will operate as expected or that we will succeed in our goal of reducing the risk to our operations of future LNG price variations.

We may experience increased labor costs, and the unavailability of skilled workers or our failure to attract and retain qualified personnel could adversely affect us.

We are dependent upon the available labor pool of skilled employees, including truck drivers. We compete with other energy companies and other employers to attract and retain qualified personnel with the technical skills and experience required to construct and operate our energy-related infrastructure and to provide our customers with the highest quality service. In addition, the tightening of the transportation related labor market due to the shortage of skilled truck drivers may affect our ability to hire and retain skilled truck drivers and require us to pay increased wages. Our affiliates in the United States who hire personnel on our behalf are also subject to the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions. We are also subject to applicable labor regulations in the other jurisdictions in which we operate, including Jamaica. We may face challenges and costs in hiring, retaining and managing our Jamaican and other employee base. A shortage in the labor pool of skilled workers, particularly in Jamaica or the United States, or other general inflationary pressures or changes in applicable laws and regulations, could make it more difficult for us to attract and retain qualified personnel and could require an increase in the wage and benefits packages that we offer, thereby increasing our operating costs. Any increase in our operating costs could materially and adversely affect our business, financial condition, operating results, liquidity and prospects.

Our current lack of asset and geographic diversification could have an adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

The substantial majority of our anticipated revenue in 2019 will be dependent upon our assets and customers in Jamaica. Jamaica has historically experienced economic volatility and the general condition and performance of the Jamaican economy, over which we have no control, may affect our business, financial condition and results of operations. Due to our current lack of asset and geographic diversification, an adverse development at the Jamaica Terminals, in the energy industry or in the economic conditions in Jamaica, would have a significantly greater impact on our financial condition and operating results than if we maintained more diverse assets and operating areas.

We may incur impairments to long-lived assets.

We test our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Significant negative industry or economic trends, and decline of our market capitalization, reduced estimates of future cash flows for our business segments or disruptions to our business could lead to an impairment charge of our long-lived assets. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. Projections of future operating results and cash flows may vary significantly from results. In addition, if our analysis results in an impairment to our long-lived assets, we may be required to record a charge to earnings in our consolidated financial statements during a period in which such impairment is determined to exist, which may negatively impact our operating results.

A major health and safety incident involving LNG or the energy industry more broadly or relating to our business may lead to more stringent regulation of LNG operations or the energy business generally, could result in greater difficulties in obtaining permits, including under environmental laws, on favorable terms, and may otherwise lead to significant liabilities and reputational damage.

Health and safety performance is critical to the success of all areas of our business. Any failure in health and safety performance from our operations may result in an event that causes personal harm or injury to our employees, other persons, and/or the environment, as well as the imposition of injunctive relief and/or penalties for non-compliance with relevant regulatory requirements or litigation. Any such failure that results in a significant health and safety incident may be costly in terms of potential liabilities, and may result in liabilities that exceed the limits of our insurance coverage. Such a failure, or a similar failure elsewhere in the energy industry (including, in particular, LNG liquefaction, storage, transportation or regasification operations), could generate public concern, which may lead to new laws and/or regulations that would impose more stringent requirements on our operations, have a corresponding impact on our ability to obtain permits and approvals, and otherwise jeopardize our reputation or the reputation of our industry as well as our relationships with relevant regulatory agencies and local communities. Individually or collectively, these developments could adversely impact our ability to expand our business, including into new markets. Similarly, such developments could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

The swaps regulatory and other provisions of the Dodd-Frank Act and the rules adopted thereunder and other regulations, including EMIR and REMIT, could adversely affect our ability to hedge risks associated with our business and our operating results and cash flows.

Title VII of the Dodd-Frank Act established federal regulation of the OTC derivatives market and made other amendments to the Commodity Exchange Act that are relevant to our business. The provisions of Title VII of the Dodd-Frank Act and the rules adopted thereunder by the CFTC, the SEC and other federal regulators may adversely affect our ability to manage certain of our risks on a cost-effective basis. Such laws and regulations may also adversely affect our ability to execute our strategies with respect to hedging our exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory and to price risk attributable to future purchases of natural gas to be utilized as fuel to operate our facilities, our CHP Plant and to secure natural gas feedstock for our Liquefaction Facilities.

The CFTC has proposed new rules setting limits on the positions in certain core futures contracts, economically equivalent futures contracts, options contracts and swaps for or linked to certain physical commodities, including natural gas, held by market participants, with limited exemptions for certain bona fide hedging and other types of transactions. The CFTC has also adopted final rules regarding aggregation of positions, under which a party that controls the trading of, or owns 10% or more of the equity interests in, another party will have to aggregate the positions of the controlled or owned party with its own positions for purposes of determining compliance with position limits unless an exemption applies. The CFTC’s aggregation rules are now in effect, though CFTC staff have granted relief—until August 12, 2019—from various conditions and requirements in the final aggregation rules. With the implementation of the final aggregation rules and upon the adoption and effectiveness of final CFTC position limits rules, our ability to execute our hedging strategies described above could be limited. It is uncertain at this time whether, when and in what form the CFTC’s proposed new position limits rules may become final and effective.

Under the Dodd-Frank Act and the rules adopted thereunder, we may be required to clear through a derivatives clearing organization any swaps into which we enter that fall within a class of swaps designated by the CFTC for mandatory clearing and we could have to execute trades in such swaps on certain trading platforms. The CFTC has designated six classes of interest rate swaps and credit default swaps for mandatory clearing, but has not yet proposed rules designating any other classes of swaps, including physical commodity swaps, for mandatory clearing. Although we expect to qualify for the end-user exception from the mandatory clearing and trade execution requirements for any swaps entered into to hedge our commercial risks, if we fail to qualify for that exception and have to clear such swaps through a derivatives clearing organization, we could be required to post margin with respect to such swaps, our cost of entering into and maintaining such swaps could increase and we would not enjoy the same flexibility with the cleared swaps that we enjoy with the uncleared OTC swaps we enter. Moreover, the application of the mandatory clearing and trade execution requirements to other market participants, such as Swap Dealers, may change the cost and availability of the swaps that we use for hedging.

As required by the Dodd-Frank Act, the CFTC and the federal banking regulators have adopted rules requiring certain market participants to collect initial and variation margin with respect to uncleared swaps from their counterparties that are financial end-users and certain registered Swap Dealers and Major Swap Participants. The requirements of those rules are subject to a phased-in compliance schedule, which commenced on September 1, 2016. Although we believe we will qualify as a non-financial end user for purposes of these rules, were we not to do so and have to post margin as to our uncleared swaps in the future, our cost of entering into and maintaining swaps would be increased. In June 2011, the Basel Committee on the Banking Supervision, an international trade body comprised of senior representatives of bank supervisory authorities and central banks from 27 countries, including the United States and the EU, announced the final framework for a comprehensive set of capital and liquidity standards, commonly referred to as “Basel III.” Our counterparties that are subject to the Basel III capital requirements may increase the cost to us of entering into swaps with them or, although not required to collect margin from us under the margin rules, require us to post collateral with them in connection with such swaps in order to offset their increased capital costs or to reduce their capital costs to maintain those swaps on their balance sheets.

The Dodd-Frank Act also imposes regulatory requirements on swaps market participants, including Swap Dealers and other swaps entities as well as certain regulations on end-users of swaps, including regulations relating to swap documentation, reporting and recordkeeping, and certain business conduct rules applicable to Swap Dealers and other swaps entities. Together with the Basel III capital requirements on certain swaps market participants, these regulations could significantly increase the cost of derivative contracts (including through requirements to post margin or collateral), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against certain risks that we encounter, and reduce our ability to monetize or restructure our existing derivative contracts and to execute our hedging strategies. If, as a result of the swaps regulatory regime discussed above, we were to forgo or reduce our use of swaps to hedge our risks, such as commodity price risks that we encounter in our operations, our operating results and cash flows may become more volatile and could be otherwise adversely affected.

EMIR may result in increased costs for OTC derivative counterparties and also lead to an increase in the costs of, and demand for, the liquid collateral that EMIR requires central counterparties to accept. Although we expect to qualify as a non-financial counterparty under EMIR and thus not be required to post margin under EMIR, our subsidiaries and affiliates operating in the Caribbean may still be subject to increased regulatory requirements, including recordkeeping, marking to market, timely confirmations, derivatives reporting, portfolio reconciliation and dispute resolution procedures. Regulation under EMIR could significantly increase the cost of derivatives contracts, materially alter the terms of derivatives contracts and reduce the availability of derivatives to protect against risks that we encounter. The increased trading costs and collateral costs may have an adverse impact on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Our subsidiaries and affiliates operating in the Caribbean may be subject to REMIT as wholesale energy market participants. This classification imposes increased regulatory obligations on our subsidiaries and affiliates, including a prohibition to use or disclose insider information or to engage in market manipulation in wholesale energy markets, and an obligation to report certain data. These regulatory obligations may increase the cost of compliance for our business and if we violate these laws and regulations, we could be subject to investigation and penalties.

Failure to obtain and maintain permits, approvals and authorizations from governmental and regulatory agencies on favorable terms with respect to the design, construction and operation of our facilities could impede operations and construction and could have a material adverse effect on us.

The design, construction and operation of energy-related infrastructure, including our existing and proposed facilities, the import and export of LNG and the transportation of natural gas, are highly regulated activities at the federal, state and local levels. Approvals of the DOE under Section 3 of the NGA, as well as several other material governmental and regulatory permits, approvals and authorizations, including under the CAA and the CWA and their state analogues, may be required in order to construct and operate an LNG facility and export LNG. Permits, approvals and authorizations obtained from the FERC, DOE and other federal and state regulatory agencies also contain ongoing conditions, and additional requirements may be imposed. Certain federal permitting processes may trigger the requirements of NEPA, which requires federal agencies to evaluate major agency actions that have the potential to significantly impact the environment. Compliance with NEPA may extend the time and/or increase the costs for obtaining necessary governmental approvals associated with our operations and create independent risk of legal challenges to the adequacy of the NEPA analysis, which could result in delays that may adversely affect our business, contracts, financial condition, operating results, cash flow, liquidity and profitability. We may also be subject to yet additional requirements in Jamaica, Bermuda, Mexico, Ireland or other jurisdictions, including with respect to land use approvals needed to construct and operate our facilities.

We cannot control the outcome of any review and approval process, including whether or when any such permits, approvals and authorizations will be obtained, the terms of their issuance, or possible appeals or other potential interventions by third parties that could interfere with our ability to obtain and maintain such permits, approvals and authorizations or the terms thereof. If we are unable to obtain and maintain such permits, approvals and authorizations on favorable terms, we may not be able to recover our investment in our projects. Many of these permits, approvals and authorizations require public notice and comment before they can be issued, which can lead to delays to respond to such comments, and even potentially to revise the permit application. There is no assurance that we will obtain and maintain these governmental permits, approvals and authorizations on favorable terms, or that we will be able to obtain them on a timely basis, and failure to obtain and maintain any of these permits, approvals or authorizations could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects. Moreover, many of these permits, approvals and authorizations are subject to administrative and judicial challenges, which can delay and protract the process for obtaining and implementing permits and can also add significant costs and uncertainty.

Existing and future environmental, health and safety laws and regulations could result in increased compliance costs or additional operating costs or construction costs and restrictions.

Our business is now and will in the future be subject to extensive federal, state and local laws and regulations both in the United States and in other jurisdictions where we operate that regulate and restrict, among other things, the siting and design of our facilities, discharges to air, land and water, with particular respect to the protection of human health, the environment and natural resources from risks associated with storing, receiving and transporting LNG; the handling, storage and disposal of hazardous materials, hazardous waste and petroleum products; and remediation associated with the release of hazardous substances. For example, PHMSA has promulgated detailed regulations governing LNG facilities under its jurisdiction to address LNG facility siting, design, construction, equipment, operations, maintenance, personnel qualifications and training, fire protection and security. While the Miami Facility is subject to these regulations, none of our LNG facilities currently under development are subject to PHMSA’s jurisdiction, but state and local regulators can impose similar siting, design, construction and operational requirements.

Federal and state laws impose liability, without regard to fault or the lawfulness of the original conduct, for the release of certain types or quantities of hazardous substances into the environment. As the owner and operator of our facilities, we could be liable for the costs of cleaning up any such hazardous substances that may be released into the environment at or from our facilities and for resulting damage to natural resources.

Many of these laws and regulations, such as the CAA and the CWA, and analogous state laws and regulations, restrict or prohibit the types, quantities and concentration of substances that can be emitted into the environment in connection with the construction and operation of our facilities, and require us to obtain and maintain permits and provide governmental authorities with access to our facilities for inspection and reports related to our compliance. For example, the Pennsylvania Department of Environmental Protection laws and regulations will apply to the construction and operation of the Pennsylvania Facility. Relevant local authorities may also require us to obtain and maintain permits associated with the construction and operation of our facilities, including with respect to land use approvals. Failure to comply with these laws and regulations could lead to substantial liabilities, fines and penalties or capital expenditures related to pollution control equipment and restrictions or curtailment of our operations, which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Other future legislation and regulations could cause additional expenditures, restrictions and delays in our business and to our proposed construction, the extent of which cannot be predicted and which may require us to limit substantially, delay or cease operations in some circumstances. In October 2017, the U.S. Government Accountability Office issued a legal determination that a 2013 interagency guidance document was a “rule” subject to the Congressional Review Act (“CRA”). This legal determination could open a broader set of agency guidance documents to potential disapproval and invalidation under the CRA, potentially increasing the likelihood that laws and regulations applicable to our business will become subject to revised interpretations in the future that we cannot predict. Revised, reinterpreted or additional laws and regulations that result in increased compliance costs or additional operating or construction costs and restrictions could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Greenhouse Gases/Climate Change. From time to time, there may be federal and state regulatory and policy initiatives to reduce GHG emissions in the United States from a variety of sources. Other federal and state initiatives are being considered or may be considered in the future to address GHG emissions through, for example, United States treaty commitments or other international agreements, direct regulation, a carbon emissions tax, or cap-and-trade programs.

Responding to scientific reports regarding threats posed by global climate change, the U.S. Congress has in the past considered legislation to reduce emissions of GHGs. In addition, some states and foreign jurisdictions have individually or in regional cooperation, imposed restrictions on GHG emissions under various policies and approaches, including establishing a cap on emissions, requiring efficiency measures, or providing incentives for pollution reduction, use of renewable energy sources, or use of replacement fuels with lower carbon content.

The adoption and implementation of any U.S. federal, state or local regulations or foreign regulations imposing obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur significant costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for natural gas and natural gas products. The potential increase in our operating costs could include new costs to operate and maintain our facilities, install new emission controls on our facilities, acquire allowances to authorize our GHG emissions, pay taxes related to our GHG emissions, and administer and manage a GHG emissions program. We may not be able to recover such increased costs through increases in customer prices or rates. In addition, changes in regulatory policies that result in a reduction in the demand for hydrocarbon products that are deemed to contribute to GHGs, or restrict their use, may reduce volumes available to us for processing, transportation, marketing and storage. These developments could have a material adverse effect on our financial position, results of operations and cash flows.

In addition, due to concerns over climate change, numerous countries around the world have adopted or are considering adopting laws or regulations to reduce GHG emissions. In December 2015, the U.S. and 195 other nations attending the United Nations Climate Change Conference adopted the Paris Agreement on global climate change, which establishes a universal framework for addressing GHG emissions based on nationally determined contributions. The Paris Agreement calls for zero net anthropogenic GHG emission to be reached during the second half of the 21st century. Each party is to prepare a plan on its contributions to reach this goal; each plan is to be filed in a publicly available registry. The Paris Agreement does not create any binding obligations for nations to limit their GHG emissions but rather includes pledges to voluntarily limit or reduce future emissions. It also creates a process for participating countries to review and increase their intended emissions reduction goals every five years. The ultimate impact of the Paris Agreement depends on its ratification and implementation by participating countries, and cannot be determined at this time. Although the United States became a party to the Paris Agreement in April 2016, the Trump administration subsequently announced in June 2017 its intention either to withdraw from the Paris Agreement or renegotiate more favorable terms. However, the Paris Agreement stipulates that participating countries must wait four years before withdrawing from the agreement. It is not possible to know how quickly renewable energy technologies may advance, but the increased use of renewable energy could ultimately reduce future demand for hydrocarbons. These developments could have a material adverse effect on our financial position, results of operations and cash flows.

Fossil Fuels. Our business activities depend upon a sufficient and reliable supply of natural gas feedstock, and are therefore subject to concerns in certain sectors of the public about the exploration, production and transportation of natural gas and other fossil fuels and the consumption of fossil fuels more generally. Legislative and regulatory action, and possible litigation, in response to such public concerns may also adversely affect our operations. We may be subject to future laws, regulations, or actions to address such public concern with fossil fuel generation, distribution and combustion, greenhouse gases and the effects of global climate change. Our customers may also move away from using fossil fuels such as LNG for their power generation needs for reputational or perceived risk-related reasons. These matters represent uncertainties in the operation and management of our business, and could have a material adverse effect on our financial position, results of operations and cash flows.

Hydraulic Fracturing. Certain of our suppliers of natural gas and LNG employ hydraulic fracturing techniques to stimulate natural gas production from unconventional geological formations (including shale formations), which currently entails the injection of pressurized fracturing fluids (consisting of water, sand and certain chemicals) into a well bore. Moreover, hydraulically fractured natural gas wells account for a significant percentage of the natural gas production in the U.S.; the U.S. Energy Information Administration reported in 2016 that hydraulically fractured wells provided two-thirds of U.S. marketed gas production in 2015. The requirements for permits or authorizations to conduct these activities vary depending on the location where such drilling and completion activities will be conducted. Several states have adopted or are considering adopting regulations to impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing operations, or to ban hydraulic fracturing altogether. As with most permitting and authorization processes, there is a degree of uncertainty as to whether a permit will be granted, the time it will take for a permit or approval to be issued and any conditions which may be imposed in connection with the granting of the permit. Certain regulatory authorities have delayed or suspended the issuance of permits or authorizations while the potential environmental impacts associated with issuing such permits can be studied and appropriate mitigation measures evaluated. In addition to state laws, some local municipalities have adopted or are considering adopting land use restrictions, such as city ordinances, that may restrict the performance of or prohibit the well drilling in general and/or hydraulic fracturing in particular.

Hydraulic fracturing activities are typically regulated at the state level, but federal agencies have asserted regulatory authority over certain hydraulic fracturing activities and equipment used in the production, transmission and distribution of oil and natural gas, including such oil and natural gas produced via hydraulic fracturing. Federal and state legislatures and agencies may seek to further regulate or even ban such activities. For example, the Delaware River Basin Commission (“DRBC”), a regional body created via interstate compact responsible for, among other things, water quality protection, water supply allocation, regulatory review, water conservation initiatives, and watershed planning in the Delaware River Basin, has implemented a de facto ban on hydraulic fracturing activities in that basin since 2010 pending the approval of new regulations governing natural gas production activity in the basin. More recently, the DRBC has stated that it will consider new regulations that would ban natural gas production activity, including hydraulic fracturing, in the basin. If additional levels of regulation or permitting requirements were imposed on hydraulic fracturing operations, natural gas prices in North America could rise, which in turn could materially adversely affect the relative pricing advantage that has existed in recent years in favor of domestic natural gas prices (based on Henry Hub pricing). Increased regulation or difficulty in permitting of hydraulic fracturing, and any corresponding increase in domestic natural gas prices, could materially adversely affect demand for LNG and our ability to develop commercially viable LNG facilities.

We are subject to numerous governmental export laws and trade and economic sanctions laws and regulations. Our failure to comply with such laws and regulations could subject us to liability and have a material adverse impact on our business, results of operations or financial condition.

We conduct business throughout the world and our business activities and services are subject to various applicable import and export control laws and regulations of the United States and other countries, particularly countries in the Caribbean. We must also comply with U.S. trade and economic sanctions laws, including the U.S. Commerce Department’s Export Administration Regulations and economic and trade sanctions regulations maintained by the U.S. Treasury Department’s Office of Foreign Assets Control. Although we take precautions to comply with all such laws and regulations, violations of governmental export control and economic sanctions laws and regulations could result in negative consequences to us, including government investigations, sanctions, criminal or civil fines or penalties, more onerous compliance requirements, loss of authorizations needed to conduct aspects of our international business, reputational harm and other adverse consequences.

We are also subject to anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act (“FCPA”), which generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits. Although we have adopted policies and procedures that are designed to ensure that we, our employees and other intermediaries comply with the FCPA, there is no assurance that these policies and procedures will work effectively all of the time or protect us against liability under anti-corruption laws and regulations, including the FCPA, for actions taken by our employees and other intermediaries with respect to our business or any businesses that we may acquire. If we are not in compliance with anti-corruption laws and regulations, including the FCPA, we may be subject to criminal and civil penalties and other remedial measures, including changes or enhancements to our procedures, policies and control, as well as potential personnel change and disciplinary actions, which could have an adverse impact on our business, results of operations and financial condition.

In addition, in certain countries we serve or expect to serve our customers through third-party agents and other intermediaries, such as customs agents. Violations of applicable import, export, trade and economic sanctions laws and regulations by these third-party agents or intermediaries may also result in adverse consequences and repercussions to us. There can be no assurance that we and our agents and other intermediaries will be in compliance with export control and economic sanctions laws and regulations in the future. In such event of non-compliance, our business and results of operations could be adversely impacted.

Risks Relating to the Jurisdictions in Which We Operate

We are currently highly dependent upon economic, political and other conditions and developments in the Caribbean, particularly Jamaica, and the other jurisdictions in which we operate.

We currently conduct a meaningful portion of our business in Jamaica. As a result, our current business, results of operations, financial condition and prospects are materially dependent upon economic, political and other conditions and developments in Jamaica.

We currently have interests and operations in Jamaica and the United States and currently intend to expand into additional markets in the Caribbean (including Puerto Rico and the Dominican Republic), Mexico, Ireland and other geographies, and such interests are subject to governmental regulation in each market. The governments in these markets differ widely with respect to structure, constitution and stability and some countries lack mature legal and regulatory systems. To the extent that our operations depend on governmental approval and regulatory decisions, the operations may be adversely affected by changes in the political structure or government representatives in each of the markets in which we operate. Recent political, security and economic changes have resulted in political and regulatory uncertainty in certain countries in which we operate or may pursue operations. Some of these countries have experienced political, security and economic instability in the recent past and may experience instability in the future.

Any slowdown or contraction affecting the local economy in a jurisdiction in which we operate could negatively affect the ability of our customers to purchase LNG, natural gas, steam or power from us or to fulfill their obligations under their contracts with us. If the economy in Jamaica or other jurisdictions in which we operate worsens because of, for example:

•	lower economic activity;
•	an increase in oil, natural gas or petrochemical prices;
•	devaluation of the applicable currency;
•	higher inflation; or
•	an increase in domestic interest rates,

then our business, results of operations, financial condition and prospects may also be significantly affected by actions taken by the government in the jurisdictions in which we operate. Caribbean governments traditionally have played a central role in the economy and continue to exercise significant influence over many aspects of it. They may make changes in policy, or new laws or regulations may be enacted or promulgated, relating to, for example, monetary policy, taxation, exchange controls, interest rates, regulation of banking and financial services and other industries, government budgeting and public sector financing. These and other future developments in the Jamaican economy or in the governmental policies in our Caribbean markets may reduce demand for our products, adversely affect our business, financial condition, results of operations or prospects.

For example, JPS and JPC are subject to the mandate of the OUR. The OUR regulates the amount of money that power utilities in Jamaica, including JPS and JPC, can charge their customers. Though the OUR cannot impact the fixed price we charge our customers for LNG, pricing regulations by the OUR and other similar regulators could negatively impact our customers’ ability to perform their obligations under our GSAs and, in the case of JPS, the PPA, which could adversely affect our business, financial condition, results of operations or prospects.

Our financial condition and operating results may be adversely affected by foreign exchange fluctuations.

Our consolidated financial statements are presented in U.S. dollars. Therefore, fluctuations in exchange rates used to translate other currencies into U.S. dollars will impact our reported consolidated financial condition, results of operations and cash flows from period to period. These fluctuations in exchange rates will also impact the value of our investments and the return on our investments. Additionally, some of the jurisdictions in which we operate may limit our ability to exchange local currency for U.S. dollars.

A portion of our cash flows and expenses may in the future be incurred in currencies other than the U.S. dollar. Our material counterparties’ cash flows and expenses may be incurred in currencies other than the U.S. dollar. There can be no assurance that non-U.S. currencies will not be subject to volatility and depreciation or that the current exchange rate policies affecting these currencies will remain the same. We may choose not to hedge, or we may not be effective in efforts to hedge, this foreign currency risk. Depreciation or volatility of the Jamaican dollar against the U.S. dollar or other currencies could cause counterparties to be unable to pay their contractual obligations under our agreements or to lose confidence in us and may cause our expenses to increase from time to time relative to our revenues as a result of fluctuations in exchange rates, which could affect the amount of net income that we report in future periods.

We have operations in multiple jurisdictions and may expand our operations to additional jurisdictions, including jurisdictions in which the tax laws, their interpretation or their administration may change. As a result, our tax obligations and related filings are complex and subject to change, and our after-tax profitability could be lower than anticipated.

We are subject to income, withholding and other taxes in the United States on a worldwide basis and in numerous state, local and foreign jurisdictions with respect to our income and operations related to those jurisdictions. Our after-tax profitability could be affected by numerous factors, including the availability of tax credits, exemptions and other benefits to reduce our tax liabilities, changes in the relative amount of our earnings subject to tax in the various jurisdictions in which we operate, the potential expansion of our business into or otherwise becoming subject to tax in additional jurisdictions, changes to our existing businesses and operations, the extent of our intercompany transactions and the extent to which taxing authorities in the relevant jurisdictions respect those intercompany transactions.

Our after-tax profitability may also be affected by changes in the relevant tax laws and tax rates, regulations, administrative practices and principles, judicial decisions, and interpretations, in each case, possibly with retroactive effect. The United States recently enacted tax reform legislation in Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act. Additionally, the Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Shifting recently entered into force among the jurisdictions that have ratified it. Both of these recent changes could result in further changes to our global taxation. These tax reforms provided for new and complex provisions that significantly change how the United States and other jurisdictions tax entities and operations, and those provisions are subject to further legislative change and administrative guidance and interpretation, all of which may differ from our interpretation. Other countries in which we operate may also undergo tax reforms that could adversely impact our after-tax profitability.

Risks Inherent in Owning Class A shares

We are a “controlled company” within the meaning of NASDAQ Global Select Market (“NASDAQ”) rules and, as a result, qualify for and intend to rely on exemptions from certain corporate governance requirements.

New Fortress Energy Holdings holds a majority of the voting power of our shares. As a result, we are a controlled company within the meaning of NASDAQ corporate governance standards. Under NASDAQ rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a controlled company and may elect not to comply with certain NASDAQ corporate governance requirements, including the requirements that:

•	a majority of the board of directors consist of independent directors as defined under the rules of NASDAQ;
•	the nominating and governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•	the compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

These requirements will not apply to us as long as we remain a controlled company. A controlled company does not need its board of directors to have a majority of independent directors or to form independent compensation and nominating and governance committees. We intend to utilize some or all of these exemptions. Accordingly, shareholders may not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of NASDAQ.

New Fortress Energy Holdings has the ability to direct the voting of a majority of our shares, and its interests may conflict with those of our other shareholders.

As of March 20, 2019, New Fortress Energy Holdings owns an aggregate of approximately 147,058,824 Class B shares representing 87.6% of our voting power. In addition, Wesley R. Edens and Randal A. Nardone, who are members of New Fortress Energy Holdings, each own 2.5 million Class A shares, representing 12.0% voting power each. New Fortress Energy Holdings’ beneficial ownership of greater than 50% of our voting shares means New Fortress Energy Holdings will be able to control matters requiring shareholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our Class A shares will be able to affect the way we are managed or the direction of our business. The interests of New Fortress Energy Holdings with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other shareholders.

Furthermore, in connection with the Offering, we entered into a shareholders’ agreement (the “Shareholders’ Agreement”) with New Fortress Energy Holdings and its affiliates. The Shareholders’ Agreement provides New Fortress Energy Holdings with the right to designate a certain number of nominees to our board of directors so long as New Fortress Energy Holdings and its affiliates collectively beneficially own at least 5% of the outstanding Class A shares and Class B shares. In addition, our operating agreement provides certain entities controlled by Wesley R. Edens and Randal A. Nardone (the “Consenting Entities”) the right to approve certain material transactions so long as the Consenting Entities and their affiliates collectively, directly or indirectly, own at least 30% of the outstanding Class A shares and Class B shares. See “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Shareholders’ Agreement.”

Given this concentrated ownership, New Fortress Energy Holdings would have to approve any potential acquisition of us. The existence of a significant shareholder may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of our company. Moreover, New Fortress Energy Holdings’ concentration of share ownership may adversely affect the trading price of our Class A shares to the extent investors perceive a disadvantage in owning stock of a company with a significant shareholder.

In addition, New Fortress Energy Holdings may have different tax positions from us that could influence its decisions regarding whether and when to support the disposition of assets and the incurrence or refinancing of new or existing indebtedness. In addition, the determination of future tax reporting positions, the structuring of future transactions and the handling of any challenge by any taxing authority to our tax reporting positions may take into consideration New Fortress Energy Holdings’ tax or other considerations, which may differ from the considerations of NFE or our other shareholders.

New Fortress Energy Holdings may compete with us.

Our governing documents provide that New Fortress Energy Holdings is not prohibited from engaging in other businesses or activities, including those that might be in direct competition with us. In addition, New Fortress Energy Holdings may compete with us for investment opportunities and may own an interest in entities that compete with us. Additionally, our operating agreement provides that if New Fortress Energy Holdings or an affiliate or any of their officers, directors or employees acquire knowledge of a potential transaction that could be a corporate opportunity, they have no duty, to the fullest extent permitted by law, to offer such corporate opportunity to us, our Class A shareholders or our affiliates. This may create actual and potential conflicts of interest between us and New Fortress Energy Holdings and result in less than favorable treatment of us and our Class A shareholders.

Our operating agreement, as well as Delaware law, contains provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our Class A shares and could deprive our investors of the opportunity to receive a premium for their shares.

Our operating agreement authorizes our board of directors to issue preferred shares without shareholder approval in one or more series, designate the number of shares constituting any series, and fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. If our board of directors elects to issue preferred shares, it could be more difficult for a third party to acquire us. In addition, some provisions of our operating agreement could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our shareholders. These provisions include:

•	dividing our board of directors into three classes of directors, with each class serving staggered three-year terms;
•	providing that all vacancies, including newly created directorships, may, except as otherwise required by law, or, if applicable, the rights of holders of a series of preferred shares, only be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;
•	permitting any action by shareholders to be taken only at an annual meeting or special meeting rather than by a written consent of the shareholders, subject to the rights of any series of preferred shares with respect to such rights;
•	permitting special meetings of our shareholders to be called only by our board of directors pursuant to a resolution adopted by the affirmative vote of a majority of the total number of authorized directors whether or not there exist any vacancies in previously authorized directorships;
•	prohibiting cumulative voting in the election of directors;
•	establishing advance notice provisions for shareholder proposals and nominations for elections to the board of directors to be acted upon at meetings of the shareholders; and
•	providing that the board of directors is expressly authorized to adopt, or to alter or repeal our operating agreement.

There are certain provisions in our operating agreement regarding exculpation and indemnification of our officers and directors that differ from the Delaware General Corporation Law (“DGCL”) in a manner that may be less protective of the interests of our Class A shareholders.

Our operating agreement provides that to the fullest extent permitted by applicable law our directors or officers will not be liable to us. By contrast, under the DGCL, a director or officer would be liable to us for (i) breach of duty of loyalty to us or our shareholders, (ii) intentional misconduct or knowing violations of the law that are not done in good faith, (iii) improper redemption of shares or declaration of dividends, or (iv) a transaction from which the director derived an improper personal benefit. In addition, our operating agreement provides that we indemnify our directors and officers for acts or omissions to the fullest extent provided by law. By contrast, under the DGCL, a corporation can only indemnify directors and officers for acts or omissions if the director or officer acted in good faith, in a manner he reasonably believed to be in the best interests of the corporation, and, in criminal action, if the officer or director had no reasonable cause to believe his conduct was unlawful. Accordingly, our operating agreement may be less protective of the interests of our Class A shareholders, when compared to the DGCL, insofar as it relates to the exculpation and indemnification of our officers and directors.

We do not currently plan to pay cash dividends on our Class A shares. Consequently, your only opportunity to achieve a return on your investment is if the price of our Class A shares appreciates.

We do not currently plan to declare regular cash dividends on our Class A shares in the foreseeable future. Consequently, your only opportunity to achieve a return on your investment in us will be if you sell your Class A share at a price greater than you paid for it. There is no guarantee that the price of our Class A shares that will prevail in the market will ever exceed the price that you paid to purchase such Class A shares.

We may issue preferred shares, the terms of which could adversely affect the voting power or value of our Class A shares.

Our operating agreement authorizes us to issue, without the approval of our shareholders, one or more classes or series of preferred shares having such designations, preferences, limitations and relative rights, including preferences over our Class A shares respecting dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred shares could adversely impact the voting power or value of our Class A shares. For example, we might grant holders of preferred shares the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred shares could affect the residual value of the Class A shares.

The market price of our Class A shares could be adversely affected by sales of substantial amounts of our Class A shares in the public or private markets or the perception in the public markets that these sales may occur, including sales by New Fortress Energy Holdings after the exercise of the Redemption Right or other large holders.

As of March 20, 2019, we have 20,837,272 Class A shares and 147,058,824 Class B shares outstanding. The Class A shares sold in the Offering are freely tradable without restriction under the Securities Act except for any Class A shares that may be held or acquired by our directors, officers or affiliates, which will be restricted securities under the Securities Act of 1933 (the “Securities Act”). The NFI LLC Units held by New Fortress Energy Holdings and any Class A shares New Fortress Energy Holdings acquired through the exercise of the Redemption Right are subject to resale restrictions under a 180-day lock-up agreement with the underwriters. Each of the lock-up agreements with the underwriters may be waived in the discretion of certain of the underwriters. Sales by New Fortress Energy Holdings after the exercise of the Redemption Right or other large holders of a substantial number of our Class A shares in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our Class A shares or could impair our ability to obtain capital through an offering of equity securities. In addition, we have agreed to provide registration rights to New Fortress Energy Holdings. Alternatively, we may be required to undertake a future public or private offering of Class A shares and use the net proceeds from such offering to purchase an equal number of NFI LLC Units from New Fortress Energy Holdings.

An active, liquid and orderly trading market for our Class A shares may not be maintained and the price of our Class A shares may fluctuate significantly.

Prior to January 2019, there was no public market for our Class A shares. An active, liquid and orderly trading market for our Class A shares may not be maintained. Active, liquid and orderly trading markets usually result in less price volatility and more efficiency in carrying out investors’ purchase and sale orders. The market price of our Class A shares could vary significantly as a result of a number of factors, some of which are beyond our control. In the event of a drop in the market price of our Class A shares, you could lose a substantial part or all of your investment in our Class A shares.

For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements that apply to other public companies, including those relating to auditing standards and disclosure about our executive compensation.

The Jumpstart Our Business Startups Act, or “JOBS Act,” contains provisions that, among other things, relax certain reporting requirements for “emerging growth companies,” including certain requirements relating to auditing standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to, among other things, (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), (ii) comply with any new requirements adopted by the Public Company Accounting Oversight Board, (the “PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (iii) provide certain disclosures regarding executive compensation required of larger public companies, or (iv) hold nonbinding advisory votes on executive compensation. We currently intend to take advantage of the exemptions described above. We have also elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result, our financial statements may not be comparable to companies that comply with public company effective dates, and our shareholders and potential investors may have difficulty in analyzing our operating results if comparing us to such companies. We will remain an emerging growth company for up to five years, although we will lose that status sooner if we have more than $1.07 billion of revenues in a fiscal year, have more than $700.0 million in market value of our Class A shareholders held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period.

To the extent that we rely on any of the exemptions available to emerging growth companies, you will receive less information about our executive compensation and internal control over financial reporting than issuers that are not emerging growth companies. If some investors find our Class A shares to be less attractive as a result, there may be a less active trading market for our Class A shares and our Class A share price may be more volatile.

If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our Class A shares.

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a publicly traded company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. In connection with the preparation of our financial statements for the year ended December 31, 2017, we concluded there was a significant deficiency in our internal controls over financial reporting. While we continue to implement measures to address this deficiency, we cannot be certain that our efforts to develop and maintain our internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of the Sarbanes-Oxley Act. In connection with our efforts to maintain effective internal controls, we will need to hire additional accounting personnel as well as to make additional investments in software and systems. Any failure to develop or maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our Class A shares.

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act, may strain our resources, increase costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a newly public company with shares listed on NASDAQ, we are and will be subject to an extensive body of regulations that did not apply to us previously, including certain provisions of the Sarbanes-Oxley Act, the Dodd-Frank’s Act, regulations of the SEC and NASDAQ requirements. Compliance with these rules and regulations will increase our legal, accounting, compliance and other expenses that we did not incur prior to the Offering and make some activities more time-consuming and costly. For example, as a result of becoming a public company, we added independent directors and created additional board committees. We entered into an administrative services agreement with FIG LLC, an affiliate of Fortress, in connection with the Offering, pursuant to which FIG LLC provides us with certain back-office services and charges us for selling, general and administrative expenses incurred to provide these services. FIG LLC will also continue to provide compliance services for the foreseeable future and any transition will take place over time. In addition, we may incur additional costs associated with our public company reporting requirements and maintaining directors’ and officers’ liability insurance. Because of the limitations in coverage for directors, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. It is possible that our actual incremental costs of being a publicly traded company will be higher than we currently estimate, and the incremental costs may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our Class A shares or if our operating results do not meet their expectations, our share price could decline.

The trading market for our Class A shares will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose viability in the financial markets, which in turn could cause our share price or trading volume to decline.

NFE is a holding company. NFE’s sole material asset is its equity interest in NFI, and accordingly, NFE is dependent upon distributions from NFI to pay taxes and cover its corporate and other overhead expenses.

NFE is a holding company and has no material assets other than its equity interest in NFI. NFE has no independent means of generating revenue. To the extent NFI has available cash and subject to the terms of NFI’s credit agreements and any other debt instruments, we will cause NFI to make (i) pro rata distributions to holders of NFI LLC Units, including NFE, in an amount sufficient to allow NFE to pay its taxes, (ii) additional pro rata distributions to all holders of NFI LLC Units in an amount generally intended to allow holders of NFI LLC Units (other than NFE) to satisfy their respective income tax liabilities with respect to their allocable share of the income of NFI (based on certain assumptions and conventions and as determined by an entity controlled by Wesley R. Edens and Randal A. Nardone (“NFI Holdings”)) and (iii) non pro rata distributions to NFE in an amount at least sufficient to reimburse NFE for its corporate and other overhead expenses. To the extent that NFE needs funds and NFI or its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of their financing arrangements or are otherwise unable to provide such funds, NFE’s liquidity and financial condition could be adversely affected.

In certain circumstances, NFI is required to make tax distributions to holders of NFI LLC Units, and such tax distributions may be substantial. To the extent NFE receives tax distributions in excess of its actual tax liabilities and retains such excess cash, the holders of NFI LLC Units would benefit from such accumulated cash balances if they exercise their Redemption Right.

Pursuant to the NFI LLC Agreement, NFI must make generally pro rata distributions to the holders of NFI LLC Units, including NFE, in an amount sufficient to allow NFE to satisfy its actual tax liabilities. In addition, to the extent NFI has available cash, NFI is required to make additional pro rata tax distributions to all holders of NFI LLC Units in an amount generally intended to allow the holders of NFI LLC Units (other than NFE) to satisfy their assumed tax liabilities with respect to their allocable share of the income of NFI (based on certain assumptions and conventions and as determined by NFI Holdings). For this purpose, the determination of available cash takes into account, among other factors, (i) the existing indebtedness and other obligations of NFI and its subsidiaries and their anticipated borrowing needs, (ii) the ability of NFI and its subsidiaries to take on additional indebtedness on commercially reasonable terms and (iii) any necessary or appropriate reserves.

The amount of such additional tax distributions is determined based on certain assumptions, including assumed income tax rates, and is calculated after taking into account other distributions (including other tax distributions) made by NFI. Additional tax distributions may significantly exceed the actual tax liability for many of the holders of NFI LLC Units, including NFE. If NFE retains the excess cash it receives from such distributions, the holders of NFI LLC Units would benefit from any value attributable to such accumulated cash balances as a result of their exercise of the Redemption Right. However, we intend to take steps to eliminate any material excess cash balances, which could include, but is not necessarily limited to, a distribution of the excess cash to holders of our Class A shares or the reinvestment of such cash in NFI for additional NFI LLC Units.

In addition, the tax distributions that NFI may be required to make may be substantial. In addition, the amount of any additional tax distributions NFI is required to make likely will exceed the tax liabilities that would be owed by a corporate taxpayer similarly situated to NFI. Funds used by NFI to satisfy its obligation to make tax distributions will not be available for reinvestment in our business, except to the extent NFE or certain other holders of NFI LLC Units use any excess cash received to reinvest in NFI for additional NFI LLC Units. In addition, because cash available for additional tax distributions is determined taking into account the ability of NFI and its subsidiaries to take on additional borrowing, NFI may be required to increase its indebtedness in order to fund additional tax distributions. Such additional borrowing may adversely affect our financial condition and business operations by, without limitation, limiting our ability to borrow in the future for other purposes, such as capital expenditures, and increasing our interest expense and leverage ratios.

If NFI were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, significant tax inefficiencies might result.

We intend to operate such that NFI does not become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. A “publicly traded partnership” is a partnership the interests of which are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof. Under certain circumstances, redemptions of NFI LLC Units pursuant to the Redemption Right (or our Call Right) or other transfers of NFI LLC Units could cause NFI to be treated as a publicly traded partnership. Applicable U.S. Treasury regulations provide for certain safe harbors from treatment as a publicly traded partnership, and we intend to operate such that redemptions or other transfers of NFI LLC Units qualify for one or more such safe harbors. For example, we intend to limit the number of unitholders of NFI, and the NFI LLC Agreement provides for limitations on the ability of unitholders of NFI to transfer their NFI LLC Units and provides us, as managing member of NFI, with the right to impose restrictions (in addition to those already in place) on the ability of unitholders of NFI to redeem their NFI LLC Units pursuant to the Redemption Right to the extent we believe it is necessary to ensure that NFI will continue to be treated as a partnership for U.S. federal income tax purposes.

If NFI were to become a publicly traded partnership, significant tax inefficiencies might result for us and for NFI, including as a result of our inability to file a consolidated U.S. federal income tax return with NFI.

Item 1B.	Unresolved Staff Comments.

None.

Item 3.	Legal Proceedings.

We are not currently a party to any material legal proceedings. In the ordinary course of business, various legal and regulatory claims and proceedings may be pending or threatened against us. If we become a party to proceedings in the future, we may be unable to predict with certainty the ultimate outcome of such claims and proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A shares are listed on NASDAQ and traded under the symbol “NFE.” On March 20, 2019, there was one holder of record of our Class A shares and one shareholder of record of our Class B shares. This number does not include shareholders whose shares are held for them in “street name” meaning that such shares are held for their accounts by a broker or other nominee. The actual number of beneficial shareholders is greater than the number of holders of record.

Dividends

We have not declared or paid any cash dividends since our inception. We currently intend to retain future earnings, if any, to finance the expansion of our business. Our future dividend policy is within the discretion of our board of directors and will depend upon then-existing conditions, including our results of operations and financial condition, capital requirements, business prospects, statutory and contractual restrictions on our ability to pay dividends, including restrictions contained in our debt agreements, and other factors our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2018, we did not maintain an equity compensation plan and none of our securities were available for issuance under an equity compensation plan. While the board of directors adopted the 2019 New Fortress Energy LLC Omnibus Incentive Plan (the “Plan”) in connection with the Offering, it was not outstanding as of December 31, 2018. Accordingly, no equity compensation plan information table is provided.

Use of Proceeds from Registered Securities

On February 4, 2019, we completed the Offering of 20,000,000 Class A shares pursuant to our registration statement on Form S-1 (File No. 333-228339) (the “Registration Statement”) declared effective by the SEC on January 30, 2019. In connection with the Offering, Morgan Stanley & Co. LLC, Barclays Capital Inc., Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC acted as representatives of the underwriters; Evercore Group L.L.C. and Allen & Company LLC acted as joint book-running managers; and JMP Securities LLC and Stifel, Nicolaus & Company Incorporated acted as co-managers. The gross proceeds of the Offering, based on a public offering price of $14.00 per Class A share, was $280.0 million, which resulted in net proceeds to us of $263.9 million, after deducting $16.1 million of underwriting discounts and commissions. In addition, on March 1, 2019, the underwriters exercised their option to purchase an additional 837,272 Class A shares at the initial offering price of $14.00 per share, less underwriting discounts, which resulted in $11.0 million in additional net proceeds after deducting underwriting discounts and commissions, such that there are 20,837,272 outstanding Class A shares. We contributed the net proceeds of the Offering to NFI in exchange for NFI’s issuance to us of 20,837,272 NFI LLC Units. NFI is using the net proceeds in connection with the construction of our Terminals and Liquefaction Facilities, as well as for working capital and general corporate purposes, including the development of future projects. No fees or expenses were paid, directly or indirectly, to any officer, director, 10% unitholder or other affiliate.

Item 6.	Selected Financial Data.

The following table presents our selected historical consolidated financial and operating data. NFE was formed on August 6, 2018 and did not have historical financial results. The selected historical financial data as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016, prior to the Offering, was derived from the audited historical consolidated financial statements of New Fortress Energy Holdings, our predecessor.

You should read the information set forth below together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report. The historical financial results are not necessarily indicative of results to be expected for any future periods.

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except share and per share amounts)
Statements of Operations Data:
Revenues
Operating revenue	$96,906	$82,104	$18,615
Other revenue	15,395	15,158	2,780
Total revenues	112,301	97,262	21,395
Operating expenses
Costs of sales	95,742	78,692	22,747
Operations and maintenance	9,589	7,456	5,205
Selling, general and administrative	62,137	33,343	18,160
Depreciation and amortization	3,321	2,761	2,341
Total operating expenses	170,789	122,252	48,453
Operating (loss)	(58,488)	(24,990)	(27,058)
Interest expense	11,248	6,456	5,105
Other (income), net	(784)	(301)	(53)
Loss on extinguishment of debt, net	9,568	―	1,177
Loss before taxes	(78,520)	(31,145)	(33,287)
Tax provision (benefit)	(338)	526	(361)
Net loss	$(78,182)	$(31,671)	$(32,926)

Net loss per share - basic and diluted	$(1.15)	$(0.49)	$(0.56)
Weighted average number of shares outstanding - basic and diluted	67,932,825	65,006,140	58,753,425
	As of December 31,
	2018	2017	2016
Balance Sheet Data (at period end):
Property, plant and equipment, net	$94,040	$69,350	$70,633
Construction in progress	254,700	35,413	4,668
Total assets	699,402	381,190	389,054
Long-term debt (includes current portion)	272,192	75,253	80,385
Total liabilities	416,755	102,280	99,684
	Year Ended December 31,
	2018	2017	2016
Statements of Cash Flow Data:
Net cash provided by (used in):
Operating activities	$(93,227)	$(54,892)	$(43,493)
Investing activities	(177,486)	(52,396)	(104,040)
Financing activities	264,306	11,346	277,699

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain information contained in this discussion and analysis, including information with respect to our plans, strategy, projections and expected timeline for our business and related financing, includes forward-looking statements that involve risks and uncertainties. Forward-looking statements are estimates based upon current information and involve a number of risks and uncertainties. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors.

You should read “Part 1, Item 1A. Risk Factors” and “Cautionary Statement on Forward-Looking Statements” elsewhere in this Annual Report on Form 10-K (“Annual Report”) for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

The following information should be read in conjunction with our audited consolidated financial statements and accompanying notes included elsewhere in this Annual Report. Our financial statements have been prepared in accordance with GAAP.

This information is intended to provide investors with an understanding of our past performance and our current financial condition and is not necessarily indicative of our future performance. Please refer to “—Factors Impacting Comparability of Our Financial Results” for further discussion. Unless otherwise indicated, dollar amounts are presented in thousands.

Unless the context otherwise requires, references to “Company,” “NFE,” “we,” “our,” “us” or like terms refer to New Fortress Energy LLC and its subsidiaries. When used in a historical context that is prior to the completion of NFE’s initial public offering (“IPO”), “Company,” “we,” “our,” “us” or like terms refer to New Fortress Energy Holdings LLC, a Delaware limited liability company (“New Fortress Energy Holdings”), our predecessor for financial reporting purposes.

Overview

We are engaged in providing energy and logistical services to end users worldwide seeking to convert their operating assets from diesel or heavy fuel oil (“HFO”) to liquefied natural gas (“LNG”). The Company currently has liquefaction and regasification operations in the United States and Jamaica. We currently source LNG from a combination of our own liquefaction facility in Miami, Florida and purchases from third party suppliers. We are developing the infrastructure necessary to supply all of our existing and future customers with LNG produced primarily at our own facilities. We expect that control of our vertical supply chain, from liquefaction to delivery of LNG, will help to reduce our exposure to future LNG price variations and enable us to supply our existing and future customers with LNG at a price that reflects production at our own facilities, reinforcing our competitive standing in the LNG market. Our strategy is simple: we seek to manufacture our own LNG at attractive prices, using fixed-price feedstock, and we seek to sell natural gas (delivered through LNG infrastructure) or gas-fired power to customers that sign long-term, take-or-pay contracts.

Our Current Operations

Our management team has successfully employed our strategy to secure long-term, take-or-pay contracts with Jamaica Public Service Company Limited (“JPS”), the sole public utility in Jamaica, South Jamaica Power Company Limited (“JPC”), an affiliate of JPS, and Jamalco, a joint venture between General Alumina Jamaica Limited (“GAJ”), a subsidiary of Noble Group, and Clarendon Alumina Production Limited, an entity owned by the Government of Jamaica, with a focus on bauxite mining and alumina production in Jamaica (“Jamalco”), each of which is described in more detail below. Certain assets built to service JPS have, and the assets built to service JPC and Jamalco will have, capacity to service other customers. We currently procure our LNG either by purchasing it under a multi-cargo contract from a supplier or by manufacturing it in our natural gas liquefaction, storage and production facility located in Miami-Dade County, Florida (the “Miami Facility”). In the future, we intend to develop the infrastructure necessary to supply our existing and future customers with LNG produced primarily at our own facilities, including our expanded delivery logistics chain in Northern Pennsylvania (the “Pennsylvania Facility”).

Montego Bay Terminal

Our storage and regasification terminal in Montego Bay, Jamaica (the “Montego Bay Terminal”) serves as our supply hub for the north side of Jamaica, providing gas to JPS to fuel the 145MW Bogue Power Plant in Montego Bay, Jamaica (the “Bogue Power Plant”). The Montego Bay Terminal commenced commercial operations on October 30, 2016 and stores approximately two million gallons of LNG in seven storage tanks. The Montego Bay Terminal also consists of an ISO loading facility that can transport LNG to all of our industrial and manufacturing (“small-scale”) customers across the island. The small-scale business provides these users with an alternative fuel to support their business operations and limit reliance on monopolistic utilities.

Miami Facility

Our Miami Facility began operations in April 2016. This facility enables us to produce LNG for our customers and reduces our dependence on other suppliers for LNG. The Miami Facility is the first plant to successfully export domestically produced LNG from the lower 48 states to a non-FTA country and it employs one of the largest ISO container fleets in the world. The Miami Facility provides LNG to small-scale customers in Southern Florida including Florida East Coast Railway via our train loading facility and other customers throughout the Caribbean using ISO containers.

Results of Operations – Year Ended December 31, 2018 compared to Year Ended December 31, 2017

	Year Ended December 31,
(in thousands)	2018	2017	Change
Revenues
Operating revenue	$96,906	$82,104	$14,802
Other revenue	15,395	15,158	237
Total revenues	112,301	97,262	15,039
Operating expenses
Cost of sales	95,742	78,692	17,050
Operations and maintenance	9,589	7,456	2,133
Selling, general and administrative	62,137	33,343	28,794
Depreciation and amortization	3,321	2,761	560
Total operating expenses	170,789	122,252	48,537
Operating (loss)	(58,488)	(24,990)	(33,498)
Interest expense	11,248	6,456	4,792
Other (income), net	(784)	(301)	(483)
Loss on extinguishment of debt	9,568	—	9,568
Loss before taxes	(78,520)	(31,145)	(47,375)
Tax provision (benefit)	(338)	526	(864)
Net loss	$(78,182)	$(31,671)	$(46,511)

Revenues

Operating revenue from LNG and natural gas sales for the year ended December 31, 2018 was $96,906 which increased by $14,802 from $82,104 for the year ended December 31, 2017, primarily due to additional small scale customers commencing operations in the fourth quarter of 2017 and in the first quarter of 2018. The delivered volume from the Miami Facility to our small-scale customers increased by 2.3 million gallons (190,330 MMBtu) from 8.3 million gallons (688,879 MMBtu) in 2017 to 10.6 million gallons (879,209 MMBtu) in 2018.

The increase in operating revenue was also attributable to additional sales at the Montego Bay Terminal. The delivered volume increased by 12.9 million gallons (1.1 TBtu) from 86.3 million gallons (7.0 TBtu) in 2017 to 99.2 million gallons (8.1 TBtu) in 2018. Of the delivered volumes, 0.6 million gallons (46,065 MMBtu) and 3.1 million gallons (247,029 MMBtu) were delivered to small-scale networks in 2017 and 2018, respectively.

Other revenue for the year ended December 31, 2018 was $15,395 which increased $237 from $15,158 for the year ended December 31, 2017. The Company leases certain facilities and equipment, including the Montego Bay Terminal, to its customers which are accounted for either as direct financing leases or operating leases. We currently generate a majority of other revenue from interest recognized from direct financing leases or leasing revenue from operating leases.

Cost of sales

Cost of sales for the year ended December 31, 2018 was $95,742 which increased $17,050 from $78,692 for the year ended December 31, 2017. The increase in Cost of sales was attributable to increased LNG cost from $0.51 per gallon ($6.18 per MMBtu) in 2017 to $0.57 per gallon ($6.84 per MMBtu) in 2018, as well as an increase in charter costs due to more shipments in 2018 compared to 2017 and an increase in volumes sold to small-scale customers.

Cost of sales includes the procurement of feedgas or LNG as applicable, shipping and logistics costs to deliver LNG to our facilities and regasification and terminal operating expenses to supply LNG to our customers. Our LNG and natural gas supply are purchased from third parties or converted in our Miami Facility. Costs to convert natural gas to LNG, including labor and other direct costs to operate our Miami Facility are also included in Cost of sales.

Operations and maintenance

Operations and maintenance relates to costs of operating our Miami Facility as well as our Montego Bay Terminal exclusive of conversion costs reflected in Cost of sales. Operations and maintenance for the year ended December 31, 2018 was $9,589, which increased $2,133 from $7,456 for the year ended December 31, 2017. The increase is primarily a result of an increase in headcount and general maintenance costs at these facilities.

Selling, general and administrative

Selling, general and administrative includes employee travel costs, insurance, and costs associated with development activities for projects that are in initial stages and development is not yet probable. Selling, general and administrative also includes compensation expenses for our corporate employees, including our executives, as well as professional fees for our advisors. Selling, general and administrative for the year ended December 31, 2018, was $62,137 which increased $28,794 from $33,343 for the year ended December 31, 2017 primarily as a result of increased development activities, headcount and professional fees.

Depreciation and amortization

Depreciation and amortization for the year ended December 31, 2018 was $3,321, which increased $560 from $2,761 for the year ended December 31, 2017. The increase is primarily a result of additional equipment purchases placed in service for small-scale customers.

Interest expense

Interest expense for the year ended December 31, 2018 was $11,248, which increased $4,792 from $6,456 for the year ended December 31, 2017, primarily as a result of financing costs expensed and amortized for the Term Loan Facility (as defined below).

Other (income), net

Other income, net for the year ended December 31, 2018 was ($784), which increased $483 from ($301) for the year ended December 31, 2017, primarily as a result of interest income partially offset by realized foreign currency loss.

Loss on extinguishment of debt

Loss on extinguishment of debt for the year ended December 31, 2018 was $9,568, primarily as a result of the extinguishment of the MoBay Loan (as defined below) and the write-off of deferred financing costs associated with lenders in the Miami Loan (as defined below) and the Term Loan Facility that were treated as an extinguishment, as well as additional financing costs paid to such lenders.

Tax provision (benefit)

Tax benefit for the year ended December 31, 2018 was ($338), which increased $864 from a tax provision of $526 for the year ended December 31, 2017 due to losses incurred during 2018 in Jamaican entities.

Results of Operations – Year Ended December 31, 2017 compared with Year Ended December 31, 2016

	Year Ended December 31,
(in thousands)	2017	2016	Change
Revenues
Operating revenue	$82,104	$18,615	$63,489
Other revenue	15,158	2,780	12,378
Total revenues	97,262	21,395	75,867
Operating expenses
Cost of sales	78,692	22,747	55,945
Operations and maintenance	7,456	5,205	2,251
Selling, general and administrative	33,343	18,160	15,183
Depreciation and amortization	2,761	2,341	420
Total operating expenses	122,252	48,453	73,799
Operating (loss)	(24,990)	(27,058)	2,068
Interest expense	6,456	5,105	1,351
Other (income), net	(301)	(53)	(248)
Loss on extinguishment of debt	—	1,177	(1,177)
Loss before taxes	(31,145)	(33,287)	2,142
Tax provision (benefit)	526	(361)	887
Net loss	$(31,671)	$(32,926)	$1,255

Revenues

Operating revenue from LNG and natural gas sales for the year ended December 31, 2017 was $82,104, which increased by $63,489 from $18,615 for the year ended December 31, 2016. The increase in revenue was primarily attributable to 12 months of operations at the Miami Facility and Montego Bay Terminal during the year ended December 31, 2017, whereas the Miami Facility and Montego Bay Terminal were operating for eight and two months, respectively, during the year ended December 31, 2016.

The delivered volume from the Miami Facility to our small-scale customers increased by 6.7 million gallons (554,415 MMBtu) from 1.6 million gallons (134,464 MMBtu) in 2016 to 8.3 million gallons (688,879 MMBtu) in 2017. We executed three contracts in 2016 and three contracts in 2017 to provide customers with LNG from our Miami Facility.

The increase in operating revenue was also attributable to additional sales at the Montego Bay Terminal. The delivered volume increased by 86.7 million gallons (5.9 TBtu) from 12.5 million gallons (1.1 TBtu) in 2016 to 99.2 million gallons (7.0 TBtu) in 2017.

Other revenue for the year ended December 31, 2017 was $15,158, which increased $12,378 from $2,780 for the year ended December 31, 2016. The increase is attributable to 12 months of operations at the Montego Bay Terminal during the year ended December 31, 2017, whereas the Montego Bay Terminal operated for two months in 2016. The Company leases certain facilities and equipment, including the Montego Bay Terminal, to its customers, which are accounted for as direct financing leases or operating leases. We currently generate a majority of Other revenue from interest recognized from these direct financing leases or leasing revenue from operating leases.

Cost of sales

Cost of sales includes the procurement of feedgas or LNG as applicable, shipping and logistics costs to deliver LNG to our facilities and regasification and terminal operating expenses to provide product to our customers. Our LNG and natural gas supply are purchased from third parties or converted in our Liquefaction Facilities. Costs to convert natural gas to LNG include labor and other direct costs to operate our Liquefaction Facilities and are also included in Cost of sales.

Cost of sales for the year ended December 31, 2017 was $78,692, which increased $55,945 from $22,747 for the year ended December 31, 2016. The increase in Cost of sales was attributable to increased LNG cost from $0.41 per gallon ($4.95 per MMBtu) in 2016 to $0.51 per gallon ($6.18 per MMBtu) in 2017. Also, there were 12 months of operations at the Miami Facility and Montego Bay Terminal for the year ended December 31, 2017, whereas the Miami Facility and Montego Bay Terminal were operating for eight and two months, respectively, for the year ended December 30, 2016.

Operations and maintenance

Operations and maintenance relates to costs of operating our Miami Facility, as well as our Montego Bay Terminal, exclusive of conversion costs reflected in Cost of sales. Operations and maintenance for the year ended December 31, 2017 was $7,456, which increased $2,251 from $5,205 for the year ended December 31, 2016. The increase is primarily a result of the Miami Facility operating for 12 months in 2017 in comparison to operating for eight months in 2016.

Selling, general and administrative

Selling, general and administrative includes employee travel costs, insurance, and costs associated with development activities for projects that are in initial stages and development is not yet probable. Selling, general and administrative also includes compensation expenses for our corporate employees, including our executives, as well as professional fees for our advisors. Selling, general and administrative for the year ended December 31, 2017 was $33,343, which increased $15,183 from $18,160 for the year ended December 31, 2016 primarily as a result of increased development activities and employee travel as well as increased headcount.

Depreciation and amortization

Depreciation and amortization for the year ended December 31, 2017 was $2,761, which increased $420 from $2,341 for the year ended December 31, 2016. The increase is primarily a result of 12 months of operations at the Miami Facility and the purchase of additional equipment and vehicles which were placed into service during 2017.

Interest expense

Interest expense for the year ended December 31, 2017 was $6,456, which increased $1,351 from $5,105 for the year ended December 31, 2016, primarily as a result of interest on the MoBay Loan of $3,611 and $643 and Miami Loan of $2,845 and $1,803 for the years ended December 31, 2017 and December 31, 2016, respectively, net of capitalized interest recognized during construction in the year ended December 31, 2016. During 2017, we raised equity capital, which funded a majority of our capital expenditures resulting in a decrease in capitalized interest compared to 2016. The increase in interest expense is partially offset by the reduction of interest expense on our corporate loan, which was repaid at maturity in June 2016.

Other (income), net

Other income, net for the year ended December 31, 2017 was ($301), which increased $248 from ($53) for the year, ended December 31, 2016, primarily as a result of an increase in interest income and realized foreign currency gain.

Loss on extinguishment of debt

Loss on extinguishment of debt for the year ended December 31, 2016 was $1,177, which was recognized as a result of the extinguishment of the corporate loan on June 3, 2016.

Tax provision (benefit)

Tax provision (benefit) for the year ended December 31, 2017 was $526, which increased $887 from ($361) for the year ended December 31, 2016 due to a decrease in net taxable losses in a foreign jurisdiction when comparing year ended 2017 to year ended 2016.

Factors Impacting Comparability of Our Financial Results

Our historical results of operations and cash flows are not indicative of results of operations and cash flows to be expected in the future, principally for the following reasons:

•	Our historical financial results only include our Miami Facility and our Montego Bay Terminal. Our historical financial statements only include our Miami Facility and our Montego Bay Terminal and do not include future revenue resulting from long-term, take-or-pay contracts with downstream customers expected from projects under development, including the 190MW Old Harbour power plant operated by JPC in Old Harbour, Jamaica (the “Old Harbour Power Plant,”) the dual-fired CHP facility in Clarendon, Jamaica (the “CHP Plant”), the multi-fuel handling facility located in the Port of San Juan, Puerto Rico (the “San Juan Facility”), the LNG regasification terminal in La Paz, Baja California Sur, Mexico (the “La Paz Terminal”), the LNG terminal on the Shannon Estuary near Ballylongford, Ireland (the “Ireland Terminal”) and the Pennsylvania Facility. The Old Harbour Power Plant completed construction in December 2018 and commercial operations will begin in the second quarter of 2019.

In addition, we currently purchase the majority of our supply of LNG from third parties. For the years ended December 31, 2018 and December 31, 2017, we sourced 92.5% and 94.1%, respectively, of our LNG volumes from third parties. NFE is in the process of developing in-basin liquefaction facilities that will vertically integrate our supply and substantially reduce the need to source LNG from third parties, which, when combined with lower cost production, should significantly impact our results of operations and cash flows from both contracted and expected downstream sales.

•	Our organizational structure has changed as a result of reorganization transactions completed at the time of our IPO. Our historical financial statements presented in this Annual Report, including this discussion and analysis, are the financial statements of New Fortress Energy Holdings, our predecessor. We completed our IPO on February 4, 2019, and proceeds from the IPO were used to purchase limited liability company units (“LLC Units”) in New Fortress Intermediate LLC (“NFI”), an entity formed in conjunction with the IPO. In addition, New Fortress Energy Holdings contributed all of its interests in consolidated subsidiaries that comprised substantially all of its historic operations, as well its limited assets and liabilities, to NFI in exchange for LLC Units. NFE is a holding company whose principal asset is a controlling equity interest in NFI. As the sole managing member of NFI, the Company operates and controls all of the business and affairs of NFI, and through NFI and its subsidiaries, conducts the Company’s historical business.

The contribution of the assets of New Fortress Energy Holdings and net proceeds from the IPO to NFI was treated as a reorganization of entities under common control. NFE will retrospectively present the consolidated financial statements of New Fortress Energy Holdings for all current and comparative periods presented beginning with its first quarter 2019 financial statements.

The financial statements of NFE that will be presented beginning in first quarter 2019 will allocate a significant portion of the results of operations to New Fortress Energy Holdings, through its non-controlling interest in NFI. The results of operations and earnings allocated to holders of Class A shares of NFE issued in the IPO will be less than historically presented within earnings per share.

•	We expect to incur incremental, selling, general and administrative expenses related to our transition to a publicly traded company. We completed our IPO on February 4, 2019, and we expect to incur direct, incremental general and administrative expenses as a result of being a publicly traded company, including costs associated with the employment of additional personnel, compliance under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), annual and quarterly reports to our common shareholders, registrar and transfer agent fees, national stock exchange fees, the costs associated with the initial implementation of our Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) Section 404 internal controls and testing, audit fees, incremental director and officer liability insurance costs and director and officer compensation. These direct, incremental general and administrative expenses are not included in our historical results of operations.

Liquidity and Capital Resources

We believe we will have sufficient liquidity, cash flow from operations and access to additional capital sources, to fund our capital expenditures and working capital needs for the next 12 months. We expect to fund our current operations and continued development of additional facilities through a combination of cash on hand, additional borrowings from the Term Loan Facility, as defined below, and the proceeds from our IPO. The IPO was completed on February 4, 2019, and we issued and sold 20,000,000 Class A shares at an IPO price of $14.00 per share, raising net proceeds of $257,600. On March 1, 2019, the underwriters exercised their option to purchase an additional 837,272 Class A shares at the IPO price of $14.00 per share, less underwriting discounts, raising additional net proceeds of $11,048. We have assumed total expenditures for all completed and existing projects to be approximately $500,000, with approximately $333,000 having already been spent through December 31, 2018. This estimate represents the complete construction of projects in Jamaica and Miami. Borrowings under the Term Loan Facility will be used to make significant capital expenditures to build out our Terminals, including the Old Harbour Power Plant and the CHP Plant, as well as for small-scale customer capital expenditures for storage and regasification operations. We are currently exploring opportunities to expand our business into new markets, including the Caribbean and Mexico and we will require significant additional capital to implement our strategy.

Cash Flows

The following table summarizes the changes to our cash flows for the year ended December 31:

(in thousands)	2018	2017	Change
Cash flows from:
Operating activities	$(93,227)	$(54,892)	$(38,335)
Investing activities	(177,486)	(52,396)	(125,090)
Financing activities	264,306	11,346	252,960
Net change in cash and cash equivalents	$(6,407)	$(95,942)	$89,535

Cash (used in) operating activities

Our cash flow used in operating activities was $93,227 for the year ended December 31, 2018, which increased by $38,335 from $54,892 for the year ended December 31, 2017. For both years ended December 31, 2018 and 2017, we had net loss that comprised a significant portion of cash used in operating activities due to the continued expansion of our business activities. Cash flows used in operating activities for the year ended December 31, 2018 was also significantly impacted by increases in other asset accounts, primarily due to the acquisition of port access rights.

Cash (used in) investing activities

Our cash flow used in investing activities was $177,486 for the year ended December 31, 2018, which increased by $125,090 from $52,396 for the year ended December 31, 2017. The increase in cash flow used in investing activities is due to the increase in capital expenditures to complete the Old Harbour Power Plant, as well as, the Pennsylvania Facility and the CHP Plant.

Cash provided by financing activities

Our cash flow provided by financing activities was $264,306 for the year ended December 31, 2018, which increased by $252,960 from $11,346 for the year ended December 31, 2017. The increase in cash flow provided by financing activities is due to additional borrowings under the Term Loan Facility of $280,600. Additionally, the Company received $50,000 from the additional capital raised in December 2017, undertook an additional equity capital raise of $20,150 and received the cash during the year. The increase was offset by the repayment of the Miami Loan and the MoBay Loan in full.

The following table summarizes the changes to our cash flows for the years ended December 31:

(in thousands)	2017	2016	Change
Cash flows from:
Operating activities	$(54,892)	$(43,493)	$(11,399)
Investing activities	(52,396)	(104,040)	51,644
Financing activities	11,346	277,699	(266,353)
Net change in cash and cash equivalents	$(95,942)	$130,166	$(226,108)

Cash (used in) operating activities

Our cash flow used in operating activities was $54,892 in 2017, which increased by $11,399 from $43,493 in 2016. For both the years ended December 31, 2017 and 2016, we had net loss that comprised a significant portion of cash used in operating activities due to the continued expansion of our operations in Jamaica. A significant portion of cash used in operations for the year ended December 31, 2017 was attributed to an increase in deposits attributed to a prepayment for LNG supply.

Cash (used in) investing activities

Our cash flow used in investing activities was $52,396 for the year ended December 31, 2017, which decreased by $51,644 from $104,040 for the year ended December 31, 2016. The decrease in cash flow used in investing activities is due to significant cash expenditures incurred in 2016 as the Company completed construction of its Miami Facility and its Montego Bay Terminal. The decrease was offset by construction that began in 2017 on the Old Harbour Power Plant resulting in approximately $28,500 in capital expenditures. The decrease was also partially offset by a restriction of $15,000 as collateral posted for performance under a GSA with a customer, and $7,000 of collateral posted with LNG suppliers for an upcoming delivery.

Cash provided by financing activities

Our cash flow provided by financing activities was $11,346 for the year ended December 31, 2017, which decreased by $266,353 from $277,699 for the year ended December 31, 2016. The decrease in cash flow provided by financing activities is due to the Company issuing shares in June 2016 in exchange for $300,505. The Company also received additional borrowings under the MoBay Loan of $44,000. The receipt of debt and equity capital in 2016 was offset by the repayment of corporate loan of $65,000. In December 2017, the Company undertook an additional capital raise of $70,100 of which $20,100 of cash was received in 2017, and the remainder in January 2018. This capital contribution was offset by principal payments on the Miami Loan and the MoBay Loan of $5,828.

Long-Term Debt

Term Loan Facility

On August 16, 2018, the Company entered into a Term Loan Facility (as may be amended, from time to time, the “Term Loan Facility”) to borrow term loans, available in three draws, up to an aggregate principal amount of $240,000. On December 31, 2018, the Company amended its Term Loan Facility to, among other things, (i) increase the amount available for borrowing thereunder from $240,000 to $500,000, (ii) extend the initial maturity date to December 31, 2019, (iii) modify certain provisions relating to restrictive covenants and existing financial covenants, and (iv) remove the mandatory prepayment required with the net proceeds received in connection with an IPO. Borrowings under the Term Loan Facility bear interest at a rate selected by the Company of either (i) a LIBOR based rate, plus a spread of 4.0%, or (ii) subject to a floor of 1%, a Base Rate equal to the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 1 ⁄2 of 1% or (c) the 1-month LIBOR rate plus the difference between the applicable LIBOR margin and Base Rate margin, plus a spread of 3.0%. The Term Loan Facility contains certain covenants that require additional contracted revenue to be obtained within certain time periods, and an event of default or additional fee payments may result if those targets are not met in the future. The Term Loan Facility is set to mature on December 31, 2019 and is repayable in quarterly installments of $1,250, with a balloon payment due on the maturity date. The Company has the option to extend the maturity date for two additional six-month periods; upon the exercise of each extension option, the interest rate spread on LIBOR and Base Rate increases by 0.5%. To exercise each extension option, the Company must pay a fee equal to 1.0% of the outstanding principal balance at the time of the exercise of the option.

The Term Loan Facility is secured by mortgages on certain properties owned by the Company’s subsidiaries, in addition to other collateral. The Company is required to comply with certain financial covenants and other restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. The Term Loan Facility also provides for customary events of default, prepayment and cure provisions.

As of December 31, 2018, the total principal amount outstanding under the Term Loan Facility was $280,000. On March 21, 2019, the Company drew an additional $220 million on the Term Loan Facility. Total principal amounts outstanding after this draw are $500 million. The Company used the net proceeds of the Term Loan Facility to repay the Miami Loan and the MoBay Loan in full during August 2018 and September 2018, respectively. The proceeds of the Term Loan Facility funded on December 31, 2018 will be used to make capital expenditures to complete the San Juan Facility, as well as for additional storage and regasification facilities for small-scale customers.

The MoBay Loan was extinguished and the unamortized deferred financing costs at the time of repayment of $1,404, as well as a prepayment fee of $345, were recorded within Loss on extinguishment of debt in the consolidated statements of operations and comprehensive loss. The outstanding principal balance of the Miami Loan at the time of repayment was $38,707; the Company agreed to repay lenders $37,255 to extinguish the liability, and as such, a gain on extinguishment of $1,452 was recorded within Loss on extinguishment of debt in the consolidated statements of operations and consolidated loss. When the Term Loan Facility was amended in December 2018, refinanced borrowings and associated fees from one lender were accounted for as a debt modification, while refinanced borrowings and associated fees from one lender were accounted for as a debt extinguishment. Financing costs of $9,200 were written off to Loss on extinguishment of debt in the consolidated statements of operations and comprehensive loss including $2,820 of unamortized deferred financing costs and $6,380 of financing fees incurred in connection with the amendment of the Term Loan Facility.

Montego Bay Loan Agreement

In June 2016, NFE North Holdings Limited , a wholly owned subsidiary of the Company entered into a syndicated loan agreement providing for a $44,000 term loan facility (the “MoBay Loan”) in connection with the construction and development of the Montego Bay Terminal and related infrastructure. The maturity date for each loan drawn under the MoBay Loan was the day immediately preceding the seventh anniversary of the drawdown date of such loan.

Outstanding amounts under the MoBay Loan accrued interest at a per annum rate of 8.10%. The MoBay Loan was required to be repaid in advance of the maturity date in consecutive, equal monthly payments, with the remaining outstanding amount due on the maturity date. The MoBay Loan could be prepaid at any time, upon 30 days’ prior written notice to the agent, subject to a prepayment fee of 2% of any amount being prepaid during the one year period from the date of the first loan drawdown of the MoBay Loan, or 1% of any amount being prepaid during the period commencing one year from the date of the first loan drawdown of the MoBay Loan and expiring on the fifth anniversary of such date.

During the construction period of certain projects in 2016, related interest expense and borrowings costs were capitalized. Interest expense, inclusive of amortized debt fees for the years ended December 31, 2018, 2017, and 2016 totaled $2,402, $3,611, and $1,990 of which $1,732, $0 and $1,347 was capitalized as a finance lease, respectively.

The Company used the net proceeds of the Term Loan Facility entered into in August 2018 to repay the MoBay Loan in full in September 2018.

Miami Loan Agreement

In November 2014, LNG Holdings (Florida) LLC (“LHFL”), a controlled subsidiary, entered into a credit agreement (the “Miami Loan”) with a bank for an initial aggregate amount of $40,000, maturing on May 24, 2018, in connection with the construction of the Miami Facility. Borrowings under the loan bore interest at a rate selected by LHFL of either (i) a LIBOR based rate, with a floor of 1.00%, plus a spread of 5.00%, or (ii) subject to a floor of 2%, a Base Rate equal to the higher of (a) the Prime Rate, (b) the Federal Funds Rate plus ½ of 1% or (c) the 1-month LIBOR rate plus the difference between the applicable LIBOR margin and Base Rate margin, plus a spread of 4.00%. Subject to certain conditions, the Miami Loan could be extended for an additional term of up to 18 months.

On May 16, 2018, the Company extended the maturity to November 2019. To execute the extension option, the Company paid an extension fee of $388, equating to 1% of the outstanding principal at that time.

The Miami Loan required periodic payments of interest on either a monthly, quarterly or semi-annual basis where LHFL selected the monthly interest rate option. In addition, with respect to LIBOR based borrowings, LHFL, at its option, could elect to defer up to ten interest periods outstanding at any point in time. The Miami Loan also required annual amortization in an amount equal to 1% of the amount outstanding. The Miami Loan could be prepaid without penalty after the first anniversary of the closing of the Miami Loan. At the time of the extinguishment of the debt in August 2018, and as of the years ended December 31, 2017 and 2016, interest was calculated on the borrowing based on a 1-month LIBOR rate (1% floor) plus a spread of 5%, bearing a total interest rate of 7.58%, 6.57% and 6.00%, as of the end of each respective period. Interest expense, inclusive of amortized debt fees for the years ended December 31, 2018, 2017 and 2016, totaled $1,987, $2,845 and $2,740 respectively.

The Company used the net proceeds of the Term Loan Facility entered into in August 2018 to repay the Miami Loan in full in August 2018.

Off Balance Sheet Arrangements

As of December 31, 2018 and 2017, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

Contractual Obligations

We are committed to make cash payments in the future pursuant to certain of our contracts. The following table summarizes certain contractual obligations in place as of December 31, 2018:

(in thousands)	Total	Less than 1 year	Years 2 to 3		Years 4 to 5		More than 5 years
Long-term debt obligations	$298,187	$298,187	$	―	$	―	$	―
Purchase obligations	631,599	175,496		456,103		―		―
Operating Lease obligations	60,877	13,361		14,035		13,001		20,480
Total	$990,663	$487,044		$470,138		$13,001		$20,480

Long-Term debt obligations

For information on our long-term debt obligations, see “—Liquidity and Capital Resources—Long-Term Debt.” The amounts included in the table above are based on the total debt balance, scheduled maturities and interest rates in effect as of December 31, 2018.

Purchase obligations

The Company is party to contractual purchase commitments with terms of 38 months and 81 months, including commitments entered into subsequent to December 31, 2018. These contracts are principally take-or-pay contracts, which require the purchase of minimum quantities of natural gas, and these commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements.

In December 2018, the Company entered into a contract with Centrica LNG Company Limited for the purchase of 29 firm cargoes of 1.05 million gallons of LNG (86.7 million MMBtu) scheduled for delivery between June 2019 and December 2021. The amounts disclosed excludes the two optional cargoes. Payment for each cargo is due in advance of each shipment.

The Company currently has two contracts in place for the purchase of natural gas under take-or-pay minimum volume obligations. These commitments are structured to assure the Miami Facility has uninterrupted supply and the minimum volumes are not expected to be in excess of normal requirements.

Subsequent to the year ended December 31, 2018, the Company entered into a contract with Peninsula Energy Services Company Inc. (“PESCO”) for the purchase of 0.2 million gallons of natural gas (12.6 million MMBtu) per day scheduled for delivery between March 2019 and November 2025.

In March 2018, the Company entered into a 15-year agreement with an affiliate of Chesapeake Energy Corporation (“Chesapeake”), a large production company for gas supply to our Pennsylvania Facility, which was subsequently amended and restated in September 2018. This agreement provides for 100% of the required supply of feedgas to the facility, inclusive of all support functions of the plant, including transportation and power supply. The terms of the agreement require the Company to obtain all requisite permits and make a final investment decision before the agreement is effective. A final investment decision has not yet been made, and as such, this commitment is excluded from the table above.

In addition to the above disclosed commitments, in September 2016 the Company made a commitment of up to an estimated $180,000 to build a gas-fired combined heat and power plant in Jamaica under a Joint Development Agreement with a third party prior to commercial agreements being finalized. In August and October 2017 respectively, a PPA and SSA were executed, obligating the Company to complete the development subject to the conditions set forth in those agreements.

Operating Lease obligations

Future minimum lease payments under non-cancellable operating leases are noted in the above table. The Company’s lease obligations are primarily related to LNG vessel time charters, office space, a land site lease, and a marine port berth lease. Office space includes a newly fabricated space shared with affiliated companies in New York with a month to month lease, and an office space under construction in downtown Miami, with a lease term of 84 months. The land site lease is held with an affiliate of the Company and has an initial term up to five years, and the marine port berth lease had an initial term up to 10 years. Both leases contain renewal options.

The Company entered into several lease agreements during 2018 in Mexico and Puerto Rico. Such agreements include securing certain facilities, wharf areas, office space and specified port areas for development of terminals. Terms for these leases range from 20 to 30 years, and certain of these leases contain extension terms. Upfront fees paid subsequent to December 31, 2017 to secure leases were $21,871. Fixed lease payments under these leases are expected to be approximately $106 and some of these leases contain variable components based on LNG processed.

The Company has entered into an agreement to lease a floating storage regasification unit for an initial term of 15 years with an option to renew for an additional five years. The leased asset is currently undergoing acceptance procedures. Once the acceptance procedures are completed, which is expected to occur in 2019, the lease term will commence. Subsequent to December 31, 2018, the Company entered into two additional LNG vessel time charters for contract terms ranging from three to five years.

Summary of Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Changes in facts and circumstances or additional information may result in revised estimates, and actual results may differ from these estimates. Management evaluates its estimates and related assumptions regularly, and will continue to do so as we further launch and grow our business. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Revenue recognition

Operating revenue from the sales of LNG and natural gas are recognized when the LNG or natural gas is delivered to the customer, either when the natural gas arrives at the customer’s flange or at the time that title to the LNG is transferred to the customer. Title typically transfers either when shipped or delivered to the customers’ storage facilities, depending on the terms of the contract.

The Company’s contracts with customers to supply LNG may also contain a lease of equipment. The Company allocates consideration received from customers between lease and non-lease components based on the relative fair value of each component. The fair value of the lease component is estimated based on the market value of the same or similar equipment leased to the customer. The estimated fair value of the non-lease component is based on estimated volumes to be delivered at an estimated price or contractual price. The estimated fair value of the leased equipment, as a percentage of the estimated total revenue from LNG and leased equipment at inception, will establish the allocation percentage to determine the minimum lease payments and the amount to be accounted for under the revenue recognition guidance.

The Company leases certain facilities and equipment to its customers which are accounted for as direct financing leases or operating leases. Direct financing leases, net on our consolidated balance sheet represents the minimum lease payments due, net of unearned revenue. The lease payments are segregated into principal and interest components similar to a loan. Unearned revenue is recognized on an effective interest method over the lease term and is recorded within Other revenue in the consolidated statement of operations and comprehensive loss. The principal components of the lease payment is reflected as a reduction to the net investment in the finance lease. For the Company’s operating leases, the amount allocated to the leasing component is recognized over the lease term as Other revenue in the consolidated statements of operations and comprehensive loss.

Impairment

LNG liquefaction facilities, and other long-lived assets held and used by the Company are reviewed periodically for potential impairment whenever events or changes in circumstances indicate that a particular assets carrying value may not be recoverable. Recoverability generally is determined by comparing the carrying value for the asset to the expected undiscounted future cash flows of the asset. If the carrying value of the asset is not recoverable, the amount of impairment loss is measured as the excess, if any, of the carrying value of the asset over its estimated fair value. The estimated undiscounted future cash flows are based on projections of future operating results; these projections contain estimates of the value of future contracts that have not yet been obtained, future commodity pricing and our future cost structure, among others. Projections of future operating results and cash flows may vary significantly from actual results. Management reviews its estimates of cash flows on an ongoing basis using historical experience, business plans, overall market conditions and other factors.

JOBS Act

In April 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company,” or EGC, can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have taken advantage of the exemptions discussed above. Accordingly, the information contained herein may be different than the information you receive from other public companies.

Subject to certain conditions, as an EGC, we have elected to rely on certain of these exemptions, including without limitation, (1) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (2) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board, or PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an EGC until the earlier of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the completion of our IPO, December 31, 2024; (iii) the date on which we have issued more than $1.00 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission or SEC.

Recent Account Standards

For descriptions of recently issued accounting standards, see “Note 3 - Adoption of new and revised standards” to our notes to consolidated financial statements included elsewhere in this Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, the Company encounters several significant types of market risks including commodity and interest rate risks.

Commodity Price Risk

Commodity price risk is the risk of loss arising from adverse changes in market rates and prices. We are able to limit our exposure to fluctuations in natural gas prices as our pricing in contracts with customers is based on the Henry Hub index price plus a contractual spread. Our exposure to market risk associated with LNG price changes may adversely impact our business. We do not currently have any derivative arrangements to protect against fluctuations in commodity prices, but to mitigate the effect of fluctuations in LNG prices on our operations, we may enter into various derivative instruments.

Interest Rate Risk

Debt that we incurred under the Miami Loan and the Term Loan Facility bear interest at variable rates and exposed us to interest rate risk. We repaid the Miami Loan with proceeds received from the Term Loan Facility. Interest is calculated under the terms of the Term Loan Facility based on our selection, from time to time, of one of the index rates available to us plus an applicable margin that varies based on certain factors. See “—Liquidity and Capital Resources—Long-Term Debt.” Assuming the full $500,000 principal amount is drawn and remains outstanding, the impact on interest expense of a 1% increase or decrease in the interest rate of the Term Loan Facility would be approximately $5,000 per year. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

Foreign Currency Exchange Risk

We primarily conduct our operations in U.S. dollars, and as such, our results of operations and cash flows have not materially been impacted by fluctuations due to changes in foreign currency exchange rates. We expect our international operations to continue to grow in the near term. We do not currently have any derivative arrangements to protect against fluctuations in foreign exchange rates, but to mitigate the effect of fluctuations in exchange rates on our operations, we may enter into various derivative instruments.

Item 8.	Financial Statements and Supplementary Data.

Our Consolidated Financial Statements, together with the report of our independent registered public accounting firm, begin on page F-1 of this Annual Report and are incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2018 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during our last quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report does not include a report on management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies. Further, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Item 9B.	Other Information.

On March 17, 2019, our board of directors appointed Ms. Yunyoung Shin as our Chief Accounting Officer (principal accounting officer), effective as of such date.

Ms. Shin, 42, will provide services to us pursuant to our administrative services agreement with FIG LLC, an affiliate of Fortress. She joined Fortress in 2013, where she has served in various capacities in the accounting group of the private equity business, focusing on mergers and acquisitions and capital markets transactions. Ms. Shin began her career at KPMG LLP where she spent over 10 years serving audit and advisory clients primarily in energy industry and providing wide-ranging technical accounting and financial reporting expertise in KPMG’s department of professional practice. Prior to joining Fortress, Ms. Shin served as vice president of global accounting policy and advisor at American Express from 2011 to 2013.

Prior to Ms. Shin’s appointment, Mr. Christopher Guinta served as our principal accounting officer. Mr. Guinta continues to serve as our Chief Financial Officer (principal financial officer).

The Company's officers are appointed annually by the board of directors. There is no arrangement or understanding between Ms. Shin and any other person pursuant to which she was appointed as an officer of the Company. There are no family relationships between Ms. Shin and any director or executive officer of the Company.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table shows information for our executive officers and directors as of March 14, 2019. Directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the board. There are no family relationships among any of our directors or executive officers. Some of our directors and our executive officers also serve as executive officers of New Fortress Energy Holdings.

Name	Age	Position
Wesley R. Edens	57	Chief Executive Officer, Chairman
Christopher S. Guinta	36	Chief Financial Officer
Michael J. Utsler	62	Chief Operating Officer
Randal A. Nardone	63	Director
Desmond Iain Catterall	62	Director
David J. Grain	56	Director
C. William Griffin	68	Director
John J. Mack	73	Director
Katherine E. Wanner	51	Director
Matthew Wilkinson	38	Director

Wesley R. Edens— Wesley Edens has been our Chief Executive Officer and the Chairman of our board of directors since August 2018. He is the Co-Chief Executive Officer of Fortress and has been a member of the board of directors of Fortress since November 2006. Mr. Edens has been a member of the Management Committee of Fortress since co-founding Fortress in May 1998. Fortress Equity Partners (A) LP, a private equity fund managed by an affiliate of Fortress, currently owns a substantial majority of the equity of New Fortress Energy Holdings. Mr. Edens is responsible for oversight of Fortress’ private equity and publicly traded alternative investment businesses. He is the Chairman of the board of directors of New Media Investment Group Inc. (a publisher of print and online media) and Drive Shack Inc. (an owner and operator of golf-related leisure and entertainment businesses). He is a director of Mapeley Limited (a large full service real estate outsourcing and investment company in the United Kingdom).

Mr. Edens previously served on the board of the following publicly traded companies and registered investment companies: OneMain Holdings, Inc. (a leading consumer finance company) from November 2010 to June 2018, Fortress Transportation and Infrastructure Investors LLC (which owns and acquires high quality infrastructure and equipment essential for the transportation of goods and people globally) from May 2015 to May 2016; Intrawest Resorts Holdings Inc. (a resort and adventure company) from January 2014 to July 2017; Gaming and Leisure Properties, Inc. (an owner and operator in the gaming and racing industry) from October 2013 to October 2016; Nationstar Mortgage Holdings Inc. (a residential mortgage loan originator and servicer) from March 2012 to July 2016; New Residential Investment Corp. (a real estate investment trust primarily focused on investing in residential real estate related assets) from April 2013 to May 2016; Brookdale Senior Living Inc., from September 2005 to June 2014; GAGFAH S.A. from September 2006 to June 2014; PENN National Gaming Inc. from October 2008 to November 2013; GateHouse Media Inc. from June 2005 to November 2013; Aircastle Ltd. from August 2006 to August 2012; RailAmerica Inc. from November 2006 to October 2012; Eurocastle Investment Ltd., from August 2003 to November 2011; Whistler Blackcomb Holdings Inc., from October 2010 to November 2012; Fortress Registered Investment Trust, from December 1999 until it deregistered with the SEC in September 2011; FRIT PINN LLC, from November 2001 until it deregistered with the SEC in September 2011; and New Senior Investment Group Inc. (a real estate investment trust with a diversified portfolio of senior housing properties located across the United States) from November 2014 to January 2019.

Prior to co-founding Fortress, Mr. Edens was a partner and managing director of BlackRock Financial Management, Inc. (an investment management firm), where he headed BlackRock Asset Investors, a private equity fund. In addition, Mr. Edens was formerly a partner and managing director of Lehman Brothers Holdings Inc. Mr. Edens received a Bachelor of Science in Finance from Oregon State University.

Mr. Edens’ extensive credit, private equity finance and management expertise, extensive experience as an officer and director of public companies and his deep familiarity with our Company led the Board to conclude that Mr. Edens qualifies to serve on our board of directors.

Christopher S. Guinta— Christopher Guinta has been our Chief Financial Officer since August 2018, and the Chief Financial Officer of New Fortress Energy Holdings since April 2017. Prior to joining NFE, Mr. Guinta served as Chief Financial Officer of Ranger Offshore Inc. from November 2011 to April 2017. Prior to Ranger, Mr. Guinta served as an associate at SunTx Capital Partners from April 2009 to November 2011. Before joining SunTx Capital Partners, Mr. Guinta served as an associate at Citi Capital Markets in the Investment Banking Division. Mr. Guinta graduated from The University of Texas at Austin with a Bachelor of Business Administration and a Masters in Professional Accounting.

Michael J. Utsler— Michael Utsler has been our Chief Operating Officer since October 2018. Mr. Utsler has over 35 years of experience in the energy industry. Prior to joining us, Mr. Utsler served as Chief Operating Officer of Woodside Energy Ltd. from December 2013 to October 2018. Prior to Woodside Energy Ltd., Mr. Utsler served in various roles for BP p.l.c. (“BP”) from January 1999 to November 2013, including most recently as Chief Operating Officer and President of the BP Gulf Coast Restoration Organization from August 2010 to November 2013. Before BP, Mr. Utsler served in various roles for Amoco Corporation from 1978 to 1998. Mr. Utsler received a Bachelor of Science degree in Petroleum Engineering from The University of Oklahoma.

Randal A. Nardone— Randal Nardone has been a member of our board of directors since August 2018. He has also been a member of the board of directors of Fortress since November 2006 and has been a member of the Management Committee of Fortress since he co-founded it in 1998. Mr. Nardone served as Fortress’s Chief Executive Officer from July 2013 through December 2017, after serving as its Interim Chief Executive Officer from December 2011 to July 2013. From June 2002 to September 2016, Mr. Nardone also served as Secretary for Drive Shack Inc., an owner and operator of golf-related leisure and entertainment businesses. Mr. Nardone is a director of Eurocastle Investment Limited. Mr. Nardone also previously served on the board of directors of Alea Group Holdings (Bermuda) Ltd. from July 2007 to September 2014; GAGFAH S.A. from September 2006 to June 2014; and Brookdale Senior Living, Inc. from January 2011 to June 2014. Mr. Nardone was previously a managing director of UBS from May 1997 to May 1998. Prior to joining UBS in 1997, Mr. Nardone was a principal of BlackRock Financial Management, Inc. Prior to joining BlackRock Financial Management, Inc., Mr. Nardone was a partner and a member of the executive committee at the law firm of Thacher Proffitt & Wood. Mr. Nardone received a Bachelor of Arts in English and Biology from the University of Connecticut and a Juris Doctor from Boston University School of Law. We believe that Mr. Nardone’s leadership, management experience and experience with corporate and securities law bring valuable experience to our board of directors.

Desmond Iain Catterall— Iain Catterall became a member of our board of directors in January 2019. Mr. Catterall currently serves as a principal and Chief Executive Officer of Kirkham Capital, an investment business focused on seeding fund managers, a position he has held since founding the firm in January 2009. Prior to that, Mr. Catterall served as the head of equities at Rand Merchant Bank from January 2003 to December 2008 and was also a member of Rand Merchant Bank’s management board and investment committee. He was also a founding member of Thynk Capital, a private equity company, and, prior to that, a founding director of Cadiz Holdings Limited, a Johannesburg Stock Exchange listed financial services company. Mr. Catterall holds a Bachelor of Commerce degree from the University of Natal (Durban). We believe that Mr. Catterall’s extensive experience in capital markets and financial services brings valuable expertise to our board of directors.

David J. Grain— David Grain became a member of our board of directors in January 2019. Mr. Grain currently serves as the Chief Executive Officer of Grain Management, LLC, a private equity firm focused on investments in the media and communications sectors, which he founded in 2006. Prior to founding Grain Management, LLC, from January 2003 to December 2005, Mr. Grain served as the President of Global Signal, Inc. (formerly NYSE: GSL), the largest communication tower owner/operator at the time and an affiliate of Fortress. Prior to joining Global Signal, Inc., from 2000 to 2003, he served as Senior Vice President at AT&T Broadband in New England, a provider of digital video, high speed Internet and digital phone services to more than two million customers in the region. Prior to leading AT&T Broadband’s New England operations, Mr. Grain spent more than a decade in the financial services industry, most recently at Morgan Stanley & Co. LLC, a financial services company, in New York from 1992 to 2000 where he focused primarily on telecommunications, media and technology companies. Mr. Grain serves on the board of directors of The Southern Company (NYSE: SO), a gas and electric utility company. Mr. Grain earned a Bachelor of Arts degree in English from the College of the Holy Cross and a Master of Business Administration degree from the Amos Tuck School at Dartmouth College. We believe that Mr. Grain’s experience with publicly traded companies as an executive and as a member of the board of directors will bring valuable skills and leadership to our board of directors.

C. William Griffin— Bill Griffin became a member of our board of directors in January 2019. Mr. Griffin has more than 45 years of experience in financial services. He currently serves as Executive Vice President, Enterprise Strategy of ServiceLink, LLC, helping deliver end-to-end solutions to large financial institutions, a position he has held since January 2017. Prior to that, Mr. Griffin served in various capacities within Fidelity National Financial, Inc. (“Fidelity”) and its affiliates, including as Executive Vice President of Black Knight Financial Services from January 2014 to December 2016 and Executive Vice President of Sales and Marketing for Lender Processing Services from November 2011 to December 2013. He also served as President and Chief Executive Officer from 2002 to 2003 when Lender Processing Services was acquired by Fidelity. Mr. Griffin holds a Bachelor of Business Administration degree from The University of Georgia. We believe that Mr. Griffin’s leadership and extensive financial experience will bring significant value to our board of directors.

John J. Mack— John Mack became a member of our board of directors in January 2019. From March 2012 until his retirement in December 2014, Mr. Mack served as a Senior Advisor for Kohlberg, Kravis, Roberts & Co., L.P. Prior to that, Mr. Mack served as Chairman of the Board of Morgan Stanley, a financial services company, from June 2005 to December 2011, and served as the Chief Executive Officer of Morgan Stanley from June 2005 until December 2009, during which time he oversaw the firm’s conversion into a bank holding company. Mr. Mack was Co-Chief Executive Officer of Credit Suisse Group from 2003 to 2004 and the President, Chief Executive Officer and a director of Credit Suisse First Boston from 2001 to 2004. He became the President, Chief Operating Officer and a director of Morgan Stanley Dean Witter & Co. in May 1997 and served in that position until 2001. Mr. Mack joined Morgan Stanley in May 1972 in the bond department and served as head of the Worldwide Taxable Fixed Income Division from 1985 to 1992, became a member of the board of directors in 1987, became Chairman of the Operating Committee in March 1992 and became President in June 1993. Mr. Mack is a senior advisor to Morgan Stanley & Co. LLC and serves on the board of directors of Glencore plc and LendingClub Corporation. Mr. Mack holds a Bachelor of Arts degree in History from Duke University. Mr. Mack was chosen to serve on our board of directors because of his extensive experience advising and managing banking and financial services companies. We believe that Mr. Mack’s strong business leadership experience brings important insight and skills to our board of directors.

Katherine E. Wanner— Katherine Wanner became a member of our board of directors in January 2019. From 1993 to 1997, Ms. Wanner served in various roles within the finance, communications and business development groups at Brinson Partners Inc. and UBS Global Asset Management, where she was responsible for the revenue cycle, statistical analysis and market research, and later joined the private equity group in 1998. In 2001, Ms. Wanner was a founding Partner at Adams Street Partners, LLC, a global private equity firm with over $30 billion in assets under its management and offices in six locations around the world, and the successor firm to Brinson Partners Inc. and UBS Global Asset Management. From 2007 until her retirement in 2015, Ms. Wanner managed Adams Street Partners’ US Primary investment team and served on the firm’s Global Primary Investment Committee, which was responsible for sourcing, analyzing and monitoring investments in private equity partnerships, implementing strategy and approving all primary fund investments. Post Ms. Wanner’s retirement from Adams Street Partners in 2015, Ms. Wanner has served as an Operating Partner at Abundant Venture Partners from 2016 to April 2018. Since April 2018 and currently, Ms. Wanner serves as an Advisor at Abundant Venture Partners. Since 1998, Ms. Wanner has served on many private equity and venture capital advisory boards and completed many primary investments across several sectors, and was responsible for managing relationships with several of the firm’s United States based venture, energy focused and special situation managers. Additionally, from 1989 to 1993, Ms. Wanner gained experience in statistical modeling, reporting, tracking and analysis as a Senior Financial Analyst at Frontier Risk Management, Range Wise, Inc. and Morgan Stanley & Co. LLC. Ms. Wanner received a Bachelor of Science in Finance from Binghamton University and a Master of Business Administration from the Kellogg School of Management at Northwestern University. We believe Ms. Wanner’s extensive financial experience in business investments and asset management will bring significant value to our board of directors.

Matthew Wilkinson— Matthew Wilkinson became a member of our board of directors in January 2019. Mr. Wilkinson currently serves as a director at ICG Advisors. Prior to that, Mr. Wilkinson served as vice president of strategy for Kayne Anderson Capital Advisors from January 2017 to March 2018. Prior to joining Kayne Anderson Capital Advisors, Mr. Wilkinson was with the State of Michigan Retirement Systems (“SMRS”) from July 2011 to January 2017, most recently serving as a senior portfolio manager in the short-term, absolute return and real return division from September 2014 to January 2017, where he built out and managed a real assets portfolio with $2 billion in commitments and a special situations portfolio with over $800 million in commitments for SMRS. Prior to SMRS, he founded and operated his own investment firm primarily focused on investing in small cap equities. Mr. Wilkinson holds an Masters of Business Administration from Michigan State University and a Bachelor of Arts. (magna cum laude) from Ohio State University. We believe that Mr. Wilkinson’s leadership, management experience and strong background in corporate finance, bring important and valuable skills to our board of directors.

Status as a Controlled Company

Because New Fortress Energy Holdings holds approximately 87.6% (without giving effect to any shares purchased in connection with the Offering by New Fortress Energy Holdings, its stockholders or entities affiliated with them) of the voting power of our shares, we are a controlled company under the and NASDAQ corporate governance standards. A controlled company does not need its board of directors to have a majority of independent directors or to form independent compensation and nominating and governance committees. As a controlled company, we remain subject to the rules of the Sarbanes-Oxley Act and NASDAQ that require us to have an audit committee composed entirely of independent directors. Under these rules, we are required to have at least one independent director on our audit committee by the date our Class A shares are listed on NASDAQ, at least two independent directors on our audit committee within 90 days of the listing date, and at least three independent directors on our audit committee within one year of the listing date.

If at any time we cease to be a controlled company, we will take all action necessary to comply with the Sarbanes-Oxley Act and NASDAQ corporate governance standards, including by appointing a majority of independent directors to our board of directors, subject to a permitted “phase-in” period.

The Board and Its Committees

Our operating agreement provides that our board of directors shall consist of not less than three and not more than nine directors as the board of directors may from time to time determine. Our board of directors currently consists of eight directors. Our board of directors is divided into three classes of directors, with each class as equal in number as possible, serving staggered three-year terms. Class I, Class II and Class III directors will serve until our annual general meeting in 2020, 2021 and 2022, respectively. Messrs. Mack and Wilkinson and Ms. Wanner are assigned to Class I; Messrs. Grain and Griffin are assigned to Class II; and Messrs. Edens, Nardone and Catterall are assigned to Class III. At each annual general meeting held after the initial classification in connection with the closing of the Offering, directors will be elected to succeed the class of directors whose terms have expired. This classification of the board of directors could have the effect of increasing the length of time necessary to change the composition of a majority of the board of directors. In general, at least two annual general meetings will be necessary to effect a change in a majority of the members of the board of directors. All officers serve at the discretion of the board of directors.

Our operating agreement does not provide for cumulative voting in the election of directors, which means that the holders of a majority of our issued and outstanding voting shares can elect all of the directors standing for election, and the holders of the remaining shares will not be able to elect any directors. New Fortress Energy Holdings’ beneficial ownership of greater than 50% of our voting shares means New Fortress Energy Holdings will be able to control matters requiring shareholder approval, which includes the election of directors.

Audit Committee

We are required to have an audit committee of at least three members, and all of its members are required to meet the independence and experience standards established by NASDAQ and the Exchange Act , subject to certain transitional relief during the one-year period following the consummation of the Offering as described above. We have established an audit committee compliant with NASDAQ and SEC rules, in connection with the Offering, whereby Ms. Wanner and Messrs. Grain and Griffin serve as members of such committee with

Ms. Wanner serving as the chairperson. SEC rules also require that a public company disclose whether or not its audit committee has an “audit committee financial expert” as a member. Each of Ms. Wanner and Mr. Grain satisfy the definition of “audit committee financial expert.” As required by the SEC rules and NASDAQ listing standards, our board of directors have affirmatively determined that each of Ms. Wanner and Messrs. Grain and Griffin meet the definition of “independent director.” In connection with the Offering, we adopted an audit committee charter defining the committee’s primary duties in a manner consistent with the rules of the SEC and NASDAQ standards.

The audit committee assists the board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and company policies and controls. The audit committee has the sole authority to: (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, and (3) pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has been given unrestricted access to the audit committee and our management.

Compensation Committee

Because we are a “controlled company” within the meaning of NASDAQ corporate governance standards following the completion of the Offering, we are not required to have a compensation committee. However, prior to the completion of the Offering, we established a compensation committee to ease the administrative burden on the full board of directors. So long as we continue to be a controlled company, our compensation committee is not required to be comprised solely of independent directors. As such, Messrs. Edens and Nardone serve as the members of our compensation committee. Our compensation committee will establish and direct our compensation program for our officers and certain other employees, including administration of our incentive compensation and benefit plans, to the full extent permitted pursuant to those plans and arrangements. However, the board of directors will retain authority to grant and amend awards under our omnibus incentive plan that are (i) subject to Section 16 of the Exchange Act and (ii) granted to our officers who are subject to the reporting obligations of Section 16 of the Exchange Act and members of the board of directors. In connection with the formation of this committee, we adopted a compensation committee charter defining the committee’s primary duties and authority.

Nominating and Corporate Governance Committee

Because we are a “controlled company” within the meaning of NASDAQ corporate governance standards following the completion of the Offering, we are not required to, and do not currently, have a nominating and corporate governance committee.

If and when we are no longer a “controlled company” within the meaning of NASDAQ corporate governance standards, we will be required to establish a nominating and corporate governance committee. We anticipate that such a nominating and corporate governance committee would consist of three directors who will be “independent” under the rules of the SEC and the NASDAQ. This committee would identify, evaluate and recommend qualified nominees to serve on our board of directors, develop and oversee our internal corporate governance processes and maintain a management succession plan. Upon formation of a nominating and corporate governance committee, we would expect to adopt a nominating and corporate governance committee charter defining the committee’s primary duties in a manner consistent with the rules of the SEC and the NASDAQ or market standards.

Advisory Committee Regarding Our Communities & The Environment

We intend to establish an advisory committee (the “Advisory Committee”) to assist the board of directors in providing a meaningful and positive impact in the areas where we conduct our business. We intend to collaborate with the Advisory Committee to help improve the quality of life and increase advancement opportunities for members of the communities in which we operate. While our product is more environmentally friendly than many traditional distillate fuels, we recognize that our business has an environmental impact. As such, we intend to collaborate with the Advisory Committee to reduce any environmental impact we may have and help contribute to preserving our environment.

Communications with the Board of Directors

Shareholders or other interested parties can contact any director, any committee of the board of directors or our non-management directors as a group, by writing to them c/o General Counsel and Secretary, 111 W. 19th Street, 8th Floor, New York, NY 10011. All such communications will be forwarded to the appropriate member(s) of the board of directors. Comments or complaints relating to the Company’s accounting, internal accounting controls or auditing matters will also be referred to members of the audit committee.

Code of Business Conduct and Ethics

In connection with the consummation of the Offering, our board of directors adopted a code of business conduct and ethics applicable to our employees, directors and officers, in accordance with applicable U.S. federal securities laws and the corporate governance rules of NASDAQ, which is available on our website, www.newfortressenergy.com, under “Corporate Governance” and “Governance Highlights” within the “Investors” section. Any waiver of this code may be made only by our board of directors and will be promptly disclosed as required by applicable U.S. federal securities laws and the corporate governance rules of NASDAQ, by posting such information on our website at the address and location specified above.

Section 16(A) Beneficial Ownership Reporting Compliance

Our executive officers and directors and persons who own more than 10% of our shares are required to file reports with the SEC, disclosing the amount and nature of their beneficial ownership in our shares, as well as changes in that ownership. The Offering was completed in February 2019, and thus we were not subject to the Exchange Act Section 16 reporting obligations during 2018.

Item 11.	Executive Compensation

As an “emerging growth company,” we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year End Table, as well as limited narrative disclosures regarding executive compensation for our last completed fiscal year.

We were formed on August 6, 2018 and, as a result, did not have executive officers during 2017 and the majority of 2018. However, because (1) all of the assets and operations of New Fortress Energy Holdings (our predecessor for financial reporting purposes) were contributed to NFI (our subsidiary) in connection with our Offering and such assets and operations constitute our only assets and operations and (2) one of our executive officers was also an executive officer of New Fortress Energy Holdings and provided the same type of services to New Fortress Energy Holdings in 2017 and 2018 prior to our formation as he provides to us, we have included disclosure regarding compensation paid to the executive officer of New Fortress Energy Holdings for the 2017 fiscal year and for the 2018 fiscal year prior to the date of our formation as well as disclosure regarding compensation paid to all of our executive officers following our formation. The only individual serving as an officer of New Fortress Energy Holdings during 2018 was Christopher S. Guinta.

Name	Principal Position (New Fortress Energy Holdings)
Wesley R. Edens	Chief Executive Officer
Christopher S. Guinta	Chief Financial Officer
Michael J. Utsler	Chief Operating Officer

Mr. Edens was appointed as our Chief Executive Officer effective as of August 6, 2018. Mr. Utsler was appointed as our Chief Operating Officer effective as of October 29, 2018.

Mr. Edens is compensated by FIG LLC for services performed for the benefit of Fortress and certain other Fortress entities. However, none of the compensation received by Mr. Edens from FIG LLC is compensation for services rendered to us. Rather, Mr. Edens has elected to serve as our Chief Executive Officer without compensation, primarily due to his substantial ownership stake in us. Consequently, disclosure of compensation paid by FIG LLC to Mr. Edens would in no way reflect compensation for services provided to us and would be misleading to shareholders. As such, compensation information for Mr. Edens is not included below.

2018 Summary Compensation Table

The following table provides information regarding the compensation earned by the named executive officers during the fiscal year ended December 31, 2018.

Name and Principal Position	Year	Salary ($)	Bonus ($)		All Other Compensation ($)		Total ($)
Wesley R. Edens − Chief Executive Officer(1)	2018	—	—		—		—

Christopher S. Guinta − Chief Financial Officer	2018	350,000	650,000	(2)	—		1,000,000
	2017	255,208	475,000	(3)	35,422	(4)	765,630

Michael J. Utsler − Chief Operating Officer(5)	2018	212,500	300,000	(6)	63,399	(7)	575,899
(1)	Mr. Edens was appointed as our Chief Executive Officer effective as of August 6, 2018. As described more fully above, this table does not include information regarding compensation paid to Mr. Edens because Mr. Edens does not receive any compensation from any party for services rendered to us.
(2)	Reflects an annual bonus for services rendered in 2018, but paid in 2019. For additional information, see “—Narrative Disclosure to Summary Compensation Table — Cash Bonus” below.
(3)	Represents (i) a $75,000 sign-on bonus paid to Mr. Guinta in 2017 in connection with his appointment and (ii) an annual bonus for services rendered in 2017, but paid in 2018.
(4)	Represents (i) reimbursement for relocation expenses incurred as a result of Mr. Guinta’s appointment and relocation to New York, New York in the amount of $26,012 and (ii) a tax gross-up payment in the amount of $9,410.
(5)	Mr. Utsler was appointed as our Chief Operating Officer effective as of October 29, 2018.

(6)	Represents (i) a $75,000 sign-on bonus paid to Mr. Utsler in connection with his appointment and (ii) an annual bonus for services rendered in 2018, but paid in 2019. For additional information regarding Mr. Utsler’s annual bonus, see “—Narrative Disclosure to Summary Compensation Table—Cash Bonus” below.
(7)	Represents (i) a tax gross-up payment made to Mr. Utsler with respect to his sign-on bonus in the amount of $48,366 pursuant to the terms of his employment offer letter and (ii) reimbursement for temporary housing in connection with his relocation to Miami, Florida in the amount of $15,033. For additional information regarding Mr. Utsler’s employment offer letter, see “Narrative Disclosure to Summary Compensation Table — Utsler Offer Letter” below.

Narrative Disclosure to Summary Compensation Table

Base Salary

Base salary is a fixed component of compensation for each year, which may be increased from time to time based on the individual’s performance and other factors as determined by the sole member of New Fortress Energy Holdings. Base salaries were originally set pursuant to negotiations with the named executive officer at the time of hire. As previously noted, Mr. Edens does not receive compensation from us. For 2018, annualized base salaries for Mr. Guinta and Mr. Utsler were $350,000 and $1,200,000, respectively. For additional information on the elements of Mr. Guinta’s and Mr. Utsler’s compensation, see “—Narrative Disclosure to Summary Compensation Table — Guinta Offer Letter” and “Narrative Disclosure to Summary Compensation Table — Utsler Offer Letter” below.

Cash Bonus

For 2018, target bonus opportunities for Mr. Guinta and Mr. Utsler were 125% and between 100% and 150% of annualized base salary, respectively. Following a review of our performance by our compensation committee as well as the contributions of Mr. Guinta and Mr. Utsler to that performance, our compensation committee determined the actual amount of the bonuses payable to Mr. Guinta and Mr. Utsler in the tables above. For additional information regarding the elements of Mr. Guinta’s and Mr. Utsler’s compensation, see “—Guinta Offer Letter” and “—Utsler Offer Letter” below.

Long-Term Incentive Awards

The named executive officers were not granted long-term incentive awards during 2018. However, in connection with the Offering, we adopted a long-term incentive plan. For more details on the terms of the long-term incentive plan, see “—NFE 2019 Omnibus Incentive Plan,” below.

Guinta Offer Letter

On March 14, 2017, NFE Management, LLC entered into an offer letter (the “Guinta Offer Letter”) with Mr. Guinta. The Guinta Offer Letter provides Mr. Guinta with (a) an annualized base salary of $350,000, (b) a discretionary target bonus opportunity equal to 125% of annual base salary (with a guaranteed $250,000 bonus for calendar year 2017), (c) a sign-on bonus of $75,000, which is required to be repaid by Mr. Guinta in the event of his resignation or termination of employment for Cause (as defined below) prior to the first anniversary of his start date, (d) subject to the adoption of a definitive equity compensation plan, an equity award grant with a grant date value of $2,500,000, which will be governed by the terms of such equity compensation plan and the applicable documents underlying the grant, and (e) eligibility to participate in the broad-based employee benefit plans, as may be adopted from time to time, subject to the eligibility requirements of such employee benefit plans.

The Guinta Offer Letter also contains certain restrictive covenants, including (a) non-competition and non-solicitation covenants that are applicable during Mr. Guinta’s term of employment, and for twelve months following his resignation or termination of his employment for Cause and (b) restrictions on disclosure of confidential information.

Utsler Offer Letter

On August 30, 2018, NFE Management, LLC entered into an offer letter (the “Utsler Offer Letter”) with Mr. Utsler. The Utsler Offer Letter provides Mr. Utsler with (a) an annualized base salary of $1,200,000, (b) a discretionary target bonus opportunity equal to between 100% and 150% of annual base salary (prorated for calendar year 2018), (c) a sign-on bonus of $75,000, calculated and paid on a tax grossed-up basis, a 12-month pro-rated portion of which is required to be repaid by Mr. Utsler in the event of his resignation or termination of employment for Cause (as defined below) prior to the first anniversary of his start date, (d) subject to the adoption of a definitive equity compensation plan, an equity award grant with a grant date value of $10,000,000, which will be governed by the terms of such equity compensation plan and the applicable documents underlying the grant, (e) residential accommodations in Miami, Florida for a period of 90 days to assist with relocation, and (f) eligibility to participate in the broad-based employee benefit plans, as may be adopted from time to time, subject to the eligibility requirements of such employee benefit plans.

The Utsler Offer Letter also contains certain restrictive covenants, including (a) non-competition and non-solicitation covenants that are applicable during Mr. Utsler’s term of employment, and for six months following his resignation or termination of his employment for Cause and (b) restrictions on disclosure of confidential information.

As used in the Guinta and Utsler Offer Letters, “Cause” generally means the executive’s (i) willful misconduct or gross negligence in the performance of his duties; (ii) failure to perform his duties or to follow the lawful directives of the board of directors; (iii) commission of, indictment for, conviction of, or pleading of guilty or nolo contendere to, a felony or any crime involving moral turpitude; (iv) failure to cooperate in any audit or investigation of the business or financial practices of any member of NFE Management, LLC or any of its affiliates or any facility managed by any of the foregoing entities (collectively, the “Company Group”); (v) performance of any material act of theft, embezzlement, fraud, malfeasance, dishonesty or misappropriation of the property of any member of the Company Group; or (vi) breach of the applicable Offer Letter or any other agreement with a member of the Company Group, including (without limitation), a violation of the code of conduct or other written policy of any such entity.

Outstanding Equity Awards at 2018 Fiscal Year-End

The named executive officers had not been granted equity awards as of December 31, 2018.

NFE 2019 Omnibus Incentive Plan

Introduction

In connection with the Offering, we adopted the Plan, effective as of January 31, 2019. The purposes of the Plan is to provide additional incentives to selected employees, directors, independent contractors and consultants of NFE or its affiliates, to strengthen their commitment, motivate them to faithfully and diligently perform their responsibilities and to attract and retain competent and dedicated persons who are essential to the success of our business and whose efforts will impact our long-term growth and profitability. To accomplish these purposes, the Plan will provide for the issuance of options, share appreciation rights (“SARs”), restricted shares, restricted share units (“RSUs”), share bonuses, other share-based awards and cash awards.

Effective as of February 4, 2019, we granted RSUs under the Plan to our non-employee directors. The awards to directors had a grant date value of $1,000,000, calculated based on the price per share in the Offering. The awards will vest in three equal installments on the date of each of the three annual meetings following the date of grant.

Summary of Plan Terms

A total number of our Class A shares equal to 10% of the aggregate of our outstanding Class A and Class B shares as of the completion of the Offering were initially reserved and available for issuance under the Plan, as increased on the first day of each fiscal year beginning in calendar year 2020 by a number of Class A shares equal to the excess of 10% of the aggregate number of outstanding Class A and Class B shares on the last day of the immediately preceding fiscal year, over the number of Class A shares reserved and available for issuance under the Plan as of the last day of the immediately preceding fiscal year.

Class A shares subject to an award under the Plan that remain unissued upon the cancellation, termination or expiration of the award will again become available for grant under the Plan. Additionally, Class A shares that are exchanged by a participant or withheld by us as full or partial payment in connection with any award under the Plan, as well as any Class A shares exchanged by a participant or withheld by us to satisfy the tax withholding obligations related to any award, will also be available for subsequent awards under the Plan. To the extent an award is paid or settled in cash, the number of Class A shares previously subject to the award will again be available for grants pursuant to the Plan. To the extent that an award can only be settled in cash, such award will not be counted against the total number of Class A shares available for grant under the Plan.

The Plan will be administered by our compensation committee; provided, however, that if each member of the compensation committee is not a “non-employee director” within the meaning of Rule 16b-3 of the Exchange Act, the compensation committee may request that the board of directors make determinations with respect to compensation that is subject to Section 16 of the Exchange Act. The plan administrator may interpret the Plan and may prescribe, amend and rescind rules and make all other determinations necessary or desirable for the administration of the Plan.

The Plan permits the plan administrator to select the officers, employees, non-employee directors, independent contractors and consultants of NFE or its affiliates who will receive awards, to determine the terms and conditions of those awards, including but not limited to the exercise price or other purchase price of an award, the number of our Class A shares or cash or other property subject to an award, the term of an award and the vesting schedule applicable to an award, and to amend the terms and conditions of outstanding awards.

RSUs and restricted shares may be granted under the Plan. The plan administrator will determine the purchase price, vesting schedule and performance objectives, if any, applicable to the grant of RSUs and restricted shares. If the restrictions, performance objectives or other conditions determined by the plan administrator are not satisfied, the RSUs and restricted shares will be forfeited. Subject to the provisions of the Plan and the applicable individual award agreement, the plan administrator may provide for the lapse of restrictions in installments or the acceleration or waiver of restrictions (in whole or part) under certain circumstances as set forth in the applicable individual award agreement, including the attainment of certain performance goals, a participant’s termination of employment or service or a participant’s death or disability. The rights of RSU and restricted shareholders upon a termination of employment or service will be set forth in individual award agreements.

Unless the applicable award agreement provides otherwise, participants with restricted shares will generally have all of the rights of a Class A shareholder during the restricted period, including the right to vote and receive dividends declared with respect to such restricted shares. Dividends declared during the restricted period with respect to such restricted shares may be paid or distributed when accrued, or may become payable if the underlying restricted shares vest. During the restricted period, participants with RSUs will generally not have any rights of a Class A shareholder, but, if the applicable individual award agreement so provides, may be credited with dividend equivalent rights. Dividend equivalents may be paid or distributed when accrued, or may be paid at the time that our Class A shares in respect of the related RSUs are delivered to the participant.

We may issue share options under the Plan. Options granted under the Plan may be in the form of non-qualified options or “incentive share options” within the meaning of Section 422 of the Internal Revenue Code, as set forth in the applicable individual option award agreement. The exercise price of all options granted under the Plan will be determined by the plan administrator, but in no event may the exercise price be less than 100% of the fair market value of the related Class A shares on the date of grant. The maximum term of all share options granted under the Plan will be determined by the plan administrator, but may not exceed ten years. Each share option will vest and become exercisable (including in the event of the optionee’s termination of employment or service) at such time and subject to such terms and conditions as determined by the plan administrator in the applicable individual option agreement.

SARs may be granted under the Plan either alone or in conjunction with all or part of any option granted under the Plan. A free-standing SAR granted under the Plan entitles its holder to receive, at the time of exercise, an amount per share equal to the excess of the fair market value (at the date of exercise) of a Class A share over the base price of the free-standing SAR. A SAR granted in conjunction with all or part of an option under the Plan entitles its holder to receive, at the time of exercise of the SAR and surrender of the related option, an amount per share equal to the excess of the fair market value (at the date of exercise) of a Class A share over the exercise price of the related option. Each SAR will be granted with a base price that is not less than 100% of the fair market value of the related Class A shares on the date of grant. The maximum term of all SARs granted under the Plan will be determined by the plan administrator, but may not exceed ten years. The plan administrator may determine to settle the exercise of a SAR in Class A shares, cash, or any combination thereof.

Each free-standing SAR will vest and become exercisable (including in the event of the SAR holder’s termination of employment or service) at such time and subject to such terms and conditions as determined by the plan administrator in the applicable individual free-standing SAR agreement. SARs granted in conjunction with all or part of an option will be exercisable at such times and subject to all of the terms and conditions applicable to the related option.

Other share-based awards, valued in whole or in part by reference to, or otherwise based on, our Class A shares (including dividend equivalents) may be granted under the Plan. Dividends or dividend equivalents awarded under the Plan may be paid or distributed when accrued, or may be subject to the same restrictions, conditions and risks of forfeiture as the underlying awards and only become payable if the underlying awards vest. The plan administrator will determine the terms and conditions of such other share-based awards, including the number of Class A shares to be granted pursuant to such other share-based awards, the manner in which such other share-based awards will be settled (e.g., in Class A shares, cash or other property), and the conditions to the vesting and payment of such other share-based awards (including the achievement of performance objectives).

Bonuses payable in fully vested Class A shares and awards that are payable solely in cash may also be granted under the Plan.

The plan administrator may grant equity-based awards and incentives under the Plan that are subject to the achievement of performance objectives selected by the plan administrator in its sole discretion.

In the event of a merger, consolidation, reclassification, recapitalization, spin-off, spin-out, repurchase, reorganization, corporate transaction or event, special or extraordinary dividend or other extraordinary distribution (whether in the form of Class A shares, cash or other property), share split, reverse share split, subdivision or consolidation, combination, exchange of shares, or other change in corporate structure affecting our Class A shares, an equitable substitution or proportionate adjustment shall be made, at the sole discretion of the plan administrator, in (i) the aggregate number of our Class A shares reserved for issuance under the Plan, (ii) the kind and number of securities subject to, and the exercise price or base price of, any outstanding options and SARs granted under the Plan, (iii) the kind, number and purchase price of our Class A shares, or the amount of cash or amount or type of property, subject to outstanding restricted shares, RSUs, share bonuses and other share-based awards granted under the Plan, or (iv) the performance goals and periods applicable to award granted under the Plan. Equitable substitutions or adjustments other than those listed above may also be made as determined by the plan administrator. In addition, the plan administrator may terminate all outstanding awards for the payment of cash or in-kind consideration having an aggregate fair market value equal to the excess of the fair market value of Class A shares, cash or other property covered by such awards over the aggregate exercise price or base price, if any, of such awards, but if the exercise price or base price of any outstanding award is equal to or greater than the fair market value of our Class A shares, cash or other property covered by such award, the board of directors may cancel the award without the payment of any consideration to the participant.

Each participant will be required to make arrangements satisfactory to the plan administrator regarding payment of an amount up to the maximum statutory tax rates in the participant’s applicable jurisdictions with respect to any award granted under the Plan, as determined by us. Whenever cash is to be paid pursuant to an award, we have the right, to the extent permitted by law, to deduct any such taxes from any payment of any kind otherwise due to the participant. Additionally, whenever Class A shares or other property other than cash are to be delivered pursuant to an award, we may (i) require the participant to pay us an amount in cash, (ii) withhold from delivery of Class A shares or other property, or (iii) accept delivery of already owned unrestricted Class A shares, in each case in the sole discretion of the plan administrator. The Class A shares withheld must have a value not exceeding the applicable taxes to be withheld and applied to the tax obligations, determined based on the greatest withholding rates that may be used without creating adverse accounting treatment with respect to such award. We may also use any other method of obtaining the necessary payment or proceeds, as permitted by law, to satisfy our withholding obligation with respect to any award.

The Plan provides the board of directors with authority to amend, alter or terminate the Plan, but generally such action may not impair the rights of any participant with respect to outstanding awards without the participant’s consent. The plan administrator may amend an award, prospectively or retroactively, but generally such amendment may not impair the rights of any participant without the participant’s consent. Shareholder approval of any such action will be obtained if required to comply with applicable law.

The Plan will terminate on the tenth anniversary of the effective date of the Plan (although awards granted before that time will remain outstanding in accordance with their terms).

On February 4, 2019, we filed with the SEC a registration statement on Form S-8 covering the Class A shares issuable under the Plan.

Director Compensation

We were formed on August 6, 2018 and, as a result, did not have any directors for the majority of 2018. New Fortress Energy Holdings (our predecessor for financial reporting purposes) did not award any compensation to members of its board of directors during 2018 prior to our formation and we did not award any compensation to members of our board of directors in 2018 following our formation.

Non-employee directors will receive an annual cash retainer equal to $100,000 per year, payable quarterly. Additionally, the chair of the audit committee of the board of directors will receive an additional $10,000 annual cash retainer, payable quarterly. Non-employee directors will also receive a one-time equity grant under the Plan with a grant-date value equal to $1,000,000 upon their appointment to the board of directors (an “Initial Grant”). As described in additional detail above under the heading “—NFE 2019 Omnibus Incentive Plan—Introduction,” upon the completion of the Offering, non-employee directors received a grant of RSUs under the Plan equal to $1,000,000 (calculated based on the price per share in the Offering), which will vest in equal parts on the day following each of our first three annual meetings. This grant of RSUs constituted the Initial Grant for each of the persons who became non-employee directors upon the consummation of the Offering.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serve on the board of directors or compensation committee of a company that has an executive officer that serves on our board of directors or compensation committee. No member of our board of directors is an executive officer of a company in which one of our executive officers serves as a member of the board of directors or compensation committee of that company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our Class A shares and Class B shares issued and outstanding as of March 20, 2019 by:

•	each person known to us to beneficially own 5% or more of any class of our shares;
•	each director and named executive officer; and
•	all of our directors and executive officers as a group.

Unless otherwise noted, the address for each beneficial owner listed below is 111 W. 19th Street, 8th Floor, New York, New York 10011. As of March 20, 2019, we had 20,837,272 Class A shares and 147,058,824 Class B shares outstanding.

Name of Beneficial Owner	Class A Shares Beneficially Owned	Percentage of Class A Shares Beneficially Owned	Class B Shares Beneficially Owned	Percentage of Class B Shares Beneficially Owned	Percentage of Total Class A Shares and Class B Shares Beneficially Owned
5% or Greater Stockholders:
New Fortress Energy Holdings(1)	—	—%	147,058,824	100%	87.6%
Encompass Capital Advisors LLC(2)	1,700,000	8.2%	—	—%	1.0%
T. Rowe Price Associates, Inc.(3)	3,200,000	15.4%	—	—%	1.9%
Duquesne Family Office LLC(4)	1,200,000	5.8%	—	—%	*

Name of Beneficial Owner	Class A Shares Beneficially Owned	Percentage of Class A Shares Beneficially Owned	Class B Shares Beneficially Owned	Percentage of Class B Shares Beneficially Owned	Percentage of Total Class A Shares and Class B Shares Beneficially Owned
Directors, Director Nominees and Executive Officers
Wesley R. Edens(1)	2,500,000	12.0%	147,058,824	100%	89.1%
Christopher S. Guinta	—	—%	—	—%	—%
Michael J. Utsler	—	—%	—	—%	—%
Randal A. Nardone(1)	2,500,000	12.0%	147,058,824	100%	89.1%
Desmond Iain Catterall	—	—%	—	—%	—%
David J. Grain	—	—%	—	—%	—%
C. William Griffin	100,000	*	—	—%	*
John J. Mack	—	—%	—	—%	—%
Katherine E. Wanner	—	—%	—	—%	—%
Matthew Wilkinson	—	—%	—	—%	—%
All executive officers and directors as a group (10 persons)	5,100,000	24.5%	147,058,824	100%	90.6%
*	Less than 1.0%.
(1)	New Fortress Energy Holdings, which directly holds the Class B shares of the Company, is majority-owned and controlled by Fortress Equity Partners (A) LP (the “Fortress Shareholder”). The Fortress Shareholder is controlled by Wesley R. Edens, our Chief Executive Officer. Mr. Edens exercises voting power over the shares held by New Fortress Energy Holdings and may be deemed to be the beneficial owner thereof. Each of Mr. Edens and Mr. Nardone has the right to acquire beneficial ownership of his pro rata portion of the Class B shares and corresponding NFI LLC Units held directly by New Fortress Energy Holdings at his election pursuant to the NFI LLC Agreement and may be deemed to share dispositive power over such Class B shares and NFI LLC Units. Each of Mr. Edens and Mr. Nardone purchased 2,500,000 Class A shares in the Offering.
(2)	Based on the Schedule 13G jointly filed with the SEC on February 11, 2019 by Encompass Capital Advisors LLC, Encompass Capital Partners LLC, Encompass Capital Master Fund LP and Todd J. Kantor. In this Schedule 13G, Encompass Capital Advisors LLC and Todd J. Kantor have shared power to vote and dispose of 1,700,000 Class A shares and Encompass Capital Partners LLC and Encompass Master Fund LP have shared power to vote and dispose of 1,158,221 Class A shares. The address of the principal business office of Encompass Capital Advisors LLC and Encompass Capital Partners LLC is 200 Park Avenue, 11th Floor, New York, NY 10166. The address of the principal business office of Encompass Capital Master Fund LP is c/o Intertrust Corporate Services (Cayman) Ltd, 190 Elgin Avenue, George Town, Grand Cayman KY1-9007, Cayman Islands. The address of the principal business office of Todd J. Kantor is c/o Encompass Capital Advisors LLC, 200 Park Avenue, 11th Floor, New York, NY 10166.
(3)	Based on the Schedule 13G jointly filed February 11, 2019 with the SEC by T. Rowe Price Associates, Inc. (“Price Associates”) and T. Rowe Price New Horizons Fund, Inc. (“New Horizons”). Price Associates reported that, as an investment adviser, it beneficially owned 3,200,000 Class A shares, sole voting power with respect to 585,640 Class A shares and sole dispositive power with respect to 3,200,000 Class A shares and no shared voting or dispositive power. New Horizons reported that, as an investment company, it beneficially owned 1,637,654 Class A shares, over which it has sole voting power with respect to 1,637,654 shares and no sole dispositive power, no shared voting power and no shared dispositive power. The address of the principal business office of Price Associates and New Horizons is 100 E. Pratt Street, Baltimore, Maryland 21202.
(4)	Based on the Schedule 13G jointly filed February 13, 2019 with the SEC by Duquesne Family Office LLC and Stanley Druckenmiller. Duquesne Family Office LLC and Mr. Druckenmiller reported shared voting and shared dispositive power with respect to 1,200,000 Class A shares and no sole voting or dispositive power. The address of the principal business office of each of Duquesne Family Office LLC and Mr. Druckenmiller is 40 West 57th Street, 25th Floor New York, New York, 10019.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The terms of the transactions and agreements disclosed in this section were determined by and among affiliated entities and, consequently, are not the result of arm’s length negotiations. These terms are not necessarily at least as favorable to the parties to these transactions and agreements as the terms that could have been obtained from unaffiliated third parties.

Agreements with Affiliates

Contribution Agreement

In connection with the closing of the Offering, we entered into a contribution agreement that effects the Transactions, including the transfer of the ownership interests in NFI to us, and the use of the net proceeds in connection with the completion of the Offering. While we believe this agreement is on terms no less favorable to any party than those that could have been negotiated with an unaffiliated third party, it was not the result of arm’s-length negotiations. All of the transaction expenses incurred in connection with these transactions were paid from the proceeds of the Offering.

Shareholders’ Agreement

General

Our Shareholders’ Agreement provides that the parties thereto will use their respective reasonable efforts (including voting or causing to be voted all of our voting shares beneficially owned by each) so that no amendment is made to our operating agreement in effect as of the date of the Shareholders’ Agreement that would add restrictions to the transferability of our shares by New Fortress Energy Holdings or its permitted transferees which are beyond those provided for in our operating agreement, the Shareholders’ Agreement or applicable securities laws, or that nullify the rights set out in the Shareholders’ Agreements of New Fortress Energy Holdings or its permitted transferees unless such amendment is approved by New Fortress Energy Holdings.

Designation and Election of Directors

Our Shareholders’ Agreement provides that, for so long as the Shareholders’ Agreement is in effect, we and New Fortress Energy Holdings shall take all reasonable actions within our respective control (including voting or causing to be voted all of the securities entitled to vote generally in the election of our directors held of record or beneficially owned by New Fortress Energy Holdings or its affiliates, and, with respect to us, including in the slate of nominees recommended by the board of directors those individuals designated by New Fortress Energy Holdings) so as to elect to the board of directors, and to cause to continue in office, not more than eight directors (or such other number as New Fortress Energy Holdings may agree in writing), of whom, at any given time:

•	a number of directors equal to a majority of the board of directors, plus one director, shall be individuals designated by New Fortress Energy Holdings, for so long as New Fortress Energy Holdings directly or indirectly beneficially owns, together with its affiliates and permitted transferees, at least 30% of our voting power, provided that if the board of directors consists of six or fewer directors, then New Fortress Energy Holdings shall have the right to designate a number of directors equal to a majority of the board of directors;
•	a number equal to a majority of the board of directors, minus one director, shall be individuals designated by New Fortress Energy Holdings, for so long as New Fortress Energy Holdings directly or indirectly beneficially owns, together with its affiliates and permitted transferees, less than 30% but at least 20% of our voting power, provided that if the board of directors consists of six or fewer directors, then New Fortress Energy Holdings shall have the right to designate a number of directors equal to three directors;
•	a number of directors (rounded up to the nearest whole number) that would be required to maintain New Fortress Energy Holdings’ proportional representation on the board of directors shall be individuals designated by New Fortress Energy Holdings for so long as New Fortress Energy Holdings directly or indirectly beneficially owns, together with its affiliates and permitted transferees, less than 20% but at least 10% of our voting power, provided that if the board of directors consists of six or fewer directors, then New Fortress Energy Holdings shall have the right to designate a number of directors equal to two directors; and
•	a number of directors (rounded up to the nearest whole number) that would be required to maintain New Fortress Energy Holdings’ proportional representation on the board of directors shall be individuals designated by New Fortress Energy Holdings for so long as New Fortress Energy Holdings directly or indirectly beneficially owns, together with its affiliates and permitted transferees, less than 10% but at least 5% of our voting power, provided that if the board of directors consists of six or fewer directors, then New Fortress Energy Holdings shall have the right to designate a number of directors equal to one director.

So long as New Fortress Energy Holdings is entitled to designate one or more nominees to the board of directors and notifies the board of directors of its desire to remove, with or without cause, any director previously designated by it to the board of directors, we are required to take all necessary action to cause such removal.

In accordance with the Shareholders’ Agreement, New Fortress Energy Holdings designated Messrs. Catterall, Grain, Griffin, Mack and Wilkinson for election to our board of directors.

Indemnification

The Shareholders’ Agreement provides that we will indemnify New Fortress Energy Holdings and its officers, directors, employees, agents and affiliates against losses arising out of third-party claims (including litigation matters and other claims) based on, arising out of or resulting from:

•	the ownership or the operation of our assets or properties, and the operation or conduct of our business, prior to or following the Offering; and
•	any other activities we engage in.

In addition, we have agreed to indemnify New Fortress Energy Holdings and its officers, directors, employees, agents and affiliates against losses, including liabilities under the Securities Act and the Exchange Act, relating to misstatements in or omissions from our registration statement on Form S-1 (File No. 333-228339) declared effective by the SEC on January 30, 2019, and any other registration statement or report that we file, other than misstatements or omissions made in reliance on information relating to and furnished by New Fortress Energy Holdings for use in the preparation of that registration statement or this Annual Report, against which New Fortress Energy Holdings has agreed to indemnify us.

Registration Rights

Demand Rights. Under our Shareholders’ Agreement, New Fortress Energy Holdings will have, for so long as New Fortress Energy Holdings directly or indirectly beneficially owns, together with its affiliates and permitted transferees, an amount of our Class A and Class B shares (whether owned at the time of the Offering or subsequently acquired) equal to or greater than 1% of the Class A and Class B shares issued and outstanding immediately after the consummation of the Offering (a “Registrable Amount”), “demand” registration rights that allow New Fortress Energy Holdings, for itself and for its affiliates and permitted transferees, at any time after 180 days following the consummation of the Offering, to request that we register under the Securities Act an amount of Class A shares equal to or greater than a Registrable Amount. New Fortress Energy Holdings, for itself and for its affiliates and permitted transferees, are entitled to unlimited demand registrations so long as such persons, together, beneficially own a Registrable Amount. We also are not required to effect any demand registration within one month of a “firm commitment” underwritten offering to which the requestor held “piggyback” rights, described below, and which included at least 50% of the Class A shares requested by the requestor to be included or within one month of any other underwritten offering pursuant to a shelf registration statement.

Piggyback Rights. For so long as New Fortress Energy Holdings beneficially owns, together with its affiliates and permitted transferees, a Registrable Amount, New Fortress Energy Holdings (and its affiliates and permitted transferees) will also have “piggyback” registration rights that allow them to include Class A shares that they own in any public offering of equity securities initiated by us (other than those public offerings pursuant to registration statements on Form S-4 or Form S-8 or pursuant to an employee benefit plan arrangement) or by any of our other shareholders that have registration rights. These “piggyback” registration rights are subject to proportional cutbacks based on the manner of the offering and the identity of the party initiating such offering.

Shelf Registration. Under our Shareholders’ Agreement, we will grant to New Fortress Energy Holdings or any of its permitted transferees, for so long as New Fortress Energy Holdings, together with its affiliates and permitted transferees, beneficially owns a Registrable Amount, the right to request a shelf registration on Form S-3 providing for offerings of Class A shares issuable upon exercise of the Redemption Right to be made on a continuous basis until all shares covered by such registration have been sold, subject to our right to suspend the use of the shelf registration prospectuses for a reasonable period of time (not exceeding 60 days in succession or 90 days in the aggregate in any 12-month period) if we determine that certain disclosures required by the shelf registration statement would be detrimental to us or our shareholders. In addition, New Fortress Energy Holdings, for itself and for its affiliates and permitted transferees, may elect to participate in such shelf registrations within ten days after notice of the registration is given.

Indemnification; Expenses; Lock-ups. Under our Shareholders’ Agreement, we agree to indemnify the applicable selling shareholder and its officers, directors, employees, managers, members partners, agents and controlling persons against any losses or damages resulting from any untrue statement or omission of material fact in any registration statement or prospectus pursuant to which it sells Class A shares, unless such liability arose from the applicable selling shareholder’s misstatement or omission, and the applicable selling shareholder agrees to indemnify us against all losses caused by its misstatements or omissions. We will pay all registration and offering-related expenses incidental to our performance under the Shareholders’ Agreement, and the applicable selling shareholder will pay its portion of all underwriting discounts, commissions and transfer taxes, if any, relating to the sale of its Class A shares under the Shareholders’ Agreement. We have entered into, and have caused our officers and directors to enter into, lock-up agreements in connection with any exercise of registration rights by New Fortress Energy Holdings, for itself and for its affiliates and permitted transferees.

Information Rights

Under our Shareholders’ Agreement, New Fortress Energy Holdings has the right to request certain information from us.

Assistance in the Sale of New Fortress Energy Holdings’ Shares

Under our Shareholders’ Agreement, if New Fortress Energy Holdings seeks to sell its Class A shares other than pursuant to a registration statement, we shall use our reasonable best efforts to assist New Fortress Energy Holdings in the sale process, including by providing information to potential purchasers as requested by New Fortress Energy Holdings.

In addition, if the board of the directors starts and then abandons a sale process, and New Fortress Energy Holdings subsequently indicates that it wants to sell its Class A shares, we shall permit New Fortress Energy Holdings to engage in discussions with potential purchasers who participated in the abandoned sales process. We shall be obligated to assist New Fortress Energy Holdings in any such sale process.

Amended and Restated Limited Liability Company Agreement of NFI

The NFI LLC Agreement is filed as an exhibit to our registration statement on Form S-1 (File No. 333-228339) declared effective by the SEC on January 30, 2019 and this Annual Report. The following description of the NFI LLC Agreement is qualified in its entirety by reference thereto.

Redemption Rights

Under the NFI LLC Agreement, New Fortress Energy Holdings and any permitted transferees of their NFI LLC Units, subject to certain limitations, have the right, pursuant to the Redemption Right, to cause NFI to acquire all or a portion of its NFI LLC Units for, at NFI’s election, (i) Class A shares at a redemption ratio of one Class A share for each NFI LLC Unit redeemed, subject to conversion rate adjustments for equity splits, equity dividends and reclassification and other similar transactions or (ii) an equivalent amount of cash. NFI will determine whether to issue Class A shares or cash based on facts in existence at the time of the decision, which we expect would include the relative value of the Class A shares (including trading prices for the Class A shares at the time), the cash purchase price, the availability of other sources of liquidity to acquire the NFI LLC Units and alternative uses for such cash. As the sole managing member of NFI, our decision to make a cash payment upon the redemption of NFI LLC Units will be made by a committee of our board of directors. Alternatively, upon the exercise of the Redemption Right, NFE (instead of NFI) has the right, pursuant to the Call Right, to, for administrative convenience, acquire each tendered NFI LLC Unit directly from the redeeming NFI unitholder for, at its election, (x) one Class A share, subject to conversion rate adjustments for equity splits, equity dividends and reclassification and other similar transactions or (y) an equivalent amount of cash. Our decision with respect to the Call Right will be made by a committee of our board of directors. In connection with any redemption of NFI LLC Units pursuant to the Redemption Right or our Call Right, the corresponding number of Class B shares will be cancelled.

For purposes of any transfer or exchange of NFI LLC Units initially owned by New Fortress Energy Holdings and our Class B shares, the NFI LLC Agreement and our operating agreement contain provisions effectively linking each NFI LLC Unit with one of our Class B shares. Class B shares cannot be transferred without transferring an equal number of NFI LLC Units and vice versa.

Distributions and Allocations

In accordance with the NFI LLC Agreement, subject to the requirement to make tax distributions described below, we have the right to determine when distributions will be made to the holders of NFI LLC Units and the amount of any such distributions. If we authorize a distribution, such distribution will be made to the holders of NFI LLC Units generally on a pro rata basis in accordance with their respective percentage ownership of NFI LLC Units.

NFI allocates its net income or net loss for each year to the holders of NFI LLC Units pursuant to the terms of the NFI LLC Agreement, and the holders of NFI LLC Units, including NFE, generally incur U.S. federal, state and local income taxes on their share of any taxable income of NFI. Net income and losses of NFI are generally allocated to the holders of NFI LLC Units on a pro rata basis in accordance with their respective percentage ownership of NFI LLC Units, subject to requirements under U.S. federal income tax law that certain items of income, gain, loss or deduction be allocated disproportionately in certain circumstances. To the extent NFI has available cash and subject to the terms of NFE’s credit agreements and any other debt instruments, we will cause NFI to make (i) generally pro rata distributions to holders of NFI LLC Units, including NFE, in an amount sufficient to allow NFE to pay its taxes, (ii) additional pro rata distributions to all holders of NFI LLC Units in an amount generally intended to allow holders of NFI LLC Units (other than NFE) to satisfy their respective income tax liabilities with respect to their allocable share of the income of NFI (based on certain assumptions and conventions and as determined by NFI Holdings), and (iii) non-pro rata distributions to NFE in an amount at least sufficient to reimburse it for its corporate and other overhead expenses.

Issuance of Equity

The NFI LLC Agreement provides that, except as otherwise determined by us, at any time NFE issues a Class A share or any other equity security, the net proceeds received by NFE with respect to such issuance, if any, shall be concurrently invested in NFI, and NFI shall issue to NFE one NFI LLC Unit or other economically equivalent equity interest unless such net proceeds are used by NFE to acquire a NFI LLC Unit pursuant to NFE’s exercise of the Call Right. Conversely, if at any time, any of NFE’s Class A shares are redeemed, repurchased or otherwise acquired, NFI shall redeem, repurchase or otherwise acquire an equal number of NFI LLC Units held by NFE, upon the same terms and for the same price, as our Class A shares are redeemed, repurchased or otherwise acquired.

Other Transactions with Related Persons

Miami Ground Lease

We lease the property for our Miami Facility from an affiliate of Fortress.

The Lease. Our subsidiary, LNG Holdings (Florida) LLC (“Florida Holdings”), is the owner and operator of the Miami Facility. Florida Holdings holds rights to the real property on which the Miami Facility is located pursuant to that certain Ground Lease Agreement dated November 20, 2014 (the “Miami Lease”), by and between FDG LR 7 LLC, as landlord (“Miami Landlord”), and Florida Holdings, as tenant (in such capacity, “Miami Tenant”). The Miami Landlord is owned by certain funds managed by an affiliate of Fortress.

Term. The term of the Miami Lease commenced November 20, 2014, and expires November 19, 2019. The term will automatically extend for five additional periods of five years each (unless Miami Tenant notifies Miami Landlord otherwise as set forth in the Miami Lease).

Rent; Security. Miami Tenant pays base rent in the amount of $270,000 per year, which amount shall escalate by 2.5% on each anniversary of the commencement date. Miami Tenant has delivered a security deposit in the amount of $135,000, which will be reduced to $70,000 upon commencement of the first renewal term, and further reduced to $0 upon commencement of the second renewal term. Miami Tenant has the right to provide the security deposit in the form of a letter of credit.

Net Lease. Miami Tenant is responsible for all other costs attributable to the Miami leased premises and Miami Facility, including all property taxes, insurance, and utilities, as well as all maintenance, repair, and replacement costs.

Private Aircraft

Mr. Edens owns or leases an aircraft that we charter from a third-party aircraft operator for business purposes in the ordinary course of operations. We incurred $1.9 million for the year ended December 31, 2018, and such amount is included within Selling, general and administrative charges reimbursed to FIG LLC pursuant to the management services agreement described below. We paid the aircraft operator market rates for the charters. The operator remits a portion of these amounts to Mr. Edens.

Management Services Agreement

We are party to a management services agreement with FIG LLC, an affiliate of Fortress, pursuant to which FIG LLC provides us with certain back-office services and charges us for selling, general and administrative expenses incurred to provide these services. For the year ended December 31, 2018, we incurred FIG LLC $5.7 million charges, for services provided under the management services agreement. The management services agreement was terminated in connection with the closing of the Offering.

Administrative Services Agreement

We entered into an administrative services agreement with FIG LLC, an affiliate of Fortress, in connection with the closing of the Offering, pursuant to which FIG LLC provides us with certain back-office services and charge us for selling, general and administrative expenses incurred to provide these services.

Corporate Headquarters Lease

In November 2018, we entered into a month-to-month non-exclusive license agreement, pursuant to which we lease our corporate offices from the Fortress Shareholder, an entity owned jointly by Wesley R. Edens and Randal A. Nardone. Under this license agreement, the Company paid rent of approximately $901,000 rent for the year ended December 31, 2018. The Fortress Shareholder agreed to be the lessor of record for the lease to facilitate the Company’s ability to occupy the space in the timeframe desired by the Company.

Participation in the Offering

Certain of our executive officers and directors (including our Chief Executive Officer and Chairman) purchased 5,000,000 Class A shares in connection with the Offering at the initial public offering price per share and on the same terms as the other purchasers in the Offering for an aggregate of $70 million. The underwriters received the same underwriting discount on these shares as they did on any other shares sold to the public in the Offering.

Procedures for Review, Approval and Ratification of Transactions with Related Persons

SEC rules define “transactions with related persons” to include any transaction in which the Company is a participant, the amount involved exceeds $120,000, and in which any “related person,” including any officer, director, nominee for director or beneficial holder of more than 5% of any class of our voting securities or an immediate family member of any of the foregoing, has a direct or indirect material interest. Our board of directors have adopted a written policy that outlines procedures for approving transactions with related persons, and any such transactions will be reviewed and approved or ratified by a majority of our disinterested and independent directors pursuant to the procedures outlined in any such policy. In determining whether to approve or ratify a transaction with a related person, we expect that the independent and disinterested directors will consider a variety of factors they deem relevant.

Director Independence

Our board of directors currently consists of eight directors. Our board of directors determined that Ms. Wanner and Messrs. Griffin, Mack, Wilkinson, Grain and Catterall qualify as independent directors under the corporate governance standards of NASDAQ.

In evaluating director candidates, our board of directors assessed whether a candidate possessed the integrity, judgment, knowledge, experience, skill and expertise that are likely to enhance the board of directors’ ability to manage and direct our affairs and business, including, when applicable, to enhance the ability of committees of the board of directors to fulfill their duties.

Item 14.	Principal Accounting Fees and Services.

The table below sets forth the aggregate fees and expenses for the years ended December 31, 2018 and December 31, 2017 for professional services performed by our independent registered public accounting firm Ernst & Young LLP:

	Year Ended December 31,
(in thousands)	2018	2017
Audit Fees(1)	$1,339,988	$1,135,739
Audit-Related Fees	—	—
Tax Fees(2)	10,002	—
All Other Fees	—	—
Total Fees	$1,349,990	$1,135,739
(1)	Audit fees consists of the aggregate fees billed or expected to be billed for professional services rendered for (i) the audit of our annual financial statements for fiscal years ended December 31, 2018 and December 31, 2017 included in our Annual Report and our registration statement on Form S-1 (File No. 333-228339) declared effective by the SEC on January 30, 2019, (ii) research necessary to comply with GAAP, and (iii) professional services performed related to the issuance of consents and comfort letters.
(2)	Tax fees consists of fees for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for fiscal years ended December 31, 2018 and December 31, 2017.

Our audit committee has the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, and (3) pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm. The audit committee is responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has been given unrestricted access to the audit committee and our management.

The audit committee has adopted a pre-approval policy with respect to services which may be performed by Ernst & Young LLP. This policy lists specific audit-related and tax services as well as any other services that Ernst & Young LLP is authorized to perform and sets out specific dollar limits for each specific service, which may not be exceeded without additional audit committee authorization. The audit committee receives reports on the status of expenditures pursuant to that pre-approval policy. The audit committee reviews the policy at least annually in order to approve services and limits for the current year. Any service that is not enumerated in the policy must receive specific pre-approval by the audit committee. For the years ended December 31, 2018 and 2017, we did not have an audit committee or pre-approval policy. The charter of the audit committee and its pre-approval policy, each adopted in connection with, or subsequent to, the Offering, require that the audit committee review and pre-approve the plan and scope of Ernst & Young LLP’s audit, audit-related, tax and other services.

Our audit committee has approved the appointment of Ernst & Young LLP as independent registered public accounting firm to conduct the audit of the Company’s consolidated financial statements for the year ended December 31, 2019.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a)(1)	Financial Statements.

See “Index to Financial Statements” set forth on page F-1.

(2)	Financial Statement Schedules.

See Schedule II set forth on page F-27.

(b)	Exhibits.

The exhibits required to be filed by this Item 15(b) are set forth in the Exhibit Index included below.

Exhibit Number	Description
3.1
Certificate of Formation of New Fortress Energy LLC (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-228339), filed with the Commission on November 9, 2018)

3.2
Certificate of Amendment to Certificate of Formation of New Fortress Energy LLC (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-228339), filed with the Commission on November 9, 2018)

3.3
First Amended and Restated Limited Liability Company Agreement of New Fortress Energy LLC, dated February 4, 2019 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-38790), filed with the Commission on February 5, 2019)

10.1
Contribution Agreement, dated February 4, 2019, by and among New Fortress Energy LLC, New Fortress Intermediate LLC, New Fortress Energy Holdings LLC, NFE Atlantic Holdings LLC and NFE Sub LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38790), filed with the Commission on February 5, 2019)

10.2
Amended and Restated Limited Liability Company Agreement of New Fortress Intermediate LLC, dated February 4, 2019 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 001-38790), filed with the Commission on February 5, 2019)

10.3†
New Fortress Energy LLC 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-229507), filed with the Commission on February 4, 2019)

10.4†
Form of Director Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-228339), filed with the Commission on December 24, 2018)

10.5†
Offer Letter, dated March 14, 2017, by and between NFE Management, LLC and Christopher Guinta (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-228339), filed with the Commission on January 14, 2019)

10.6†
Offer Letter, dated as of August 30, 2018, by and between NFE Management, LLC and Michael J. Utsler (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-228339), filed with the Commission on January 14, 2019)

10.7
Shareholders’ Agreement, dated February 4, 2019, by and among New Fortress Energy LLC, New Fortress Energy Holdings LLC, Wesley R. Edens and Randal A. Nardone (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 001-38790), filed with the Commission on February 5, 2019)

10.8
Administrative Services Agreement, dated February 4, 2019, by and between New Fortress Intermediate LLC and FIG LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K (File No. 001-38790), filed with the Commission on February 5, 2019)

10.9
Senior Secured Delayed Draw Term Loan Credit Agreement, dated November 24, 2014, by and among LNG Holdings LLC, FEP GP LNG Holdings LLC, LNG Holdings (Florida) LLC, as the borrower, Morgan Stanley Senior Funding, Inc., as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-228339), filed with the Commission on November 9, 2018)

Exhibit Number	Description
10.10
Syndicated Loan Agreement, dated June 3, 2016, by and among NFE North Holdings Limited, as the borrower, National Commercial Bank Jamaica Limited, as arranger, JCSD Trustee Services Limited, as agent and the lenders party thereto (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-228339), filed with the Commission on November 9, 2018)

10.11
Credit Agreement, dated August 15, 2018, by and between New Fortress Energy Holdings LLC, NFE Atlantic Holdings LLC, as borrower, Morgan Stanley Senior Funding, Inc., as administrative agent and the subsidiary guarantors and lenders parties thereto (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-228339), filed with the Commission on November 9, 2018)

‡10.12
Gas Sales Agreement, dated August 5, 2015, by and between New Fortress Energy LLC and Jamaica Public Service Company Limited (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-228339), filed with the Commission on November 9, 2018)

‡10.13
First Amendment to Gas Sales Agreement, dated May 23, 2016, by and between NFE North Holdings Limited and Jamaica Public Service Company Limited (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-228339), filed with the Commission on November 9, 2018)

10.14†	Indemnification Agreement (Edens) (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K (File No. 001-38790), filed with the Commission on February 5, 2019)
10.15†	Indemnification Agreement (Guinta) (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K (File No. 001-38790), filed with the Commission on February 5, 2019)
10.16†	Indemnification Agreement (Utsler) (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K (File No. 001-38790), filed with the Commission on February 5, 2019)
10.17†	Indemnification Agreement (Catterall) (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K (File No. 001-38790), filed with the Commission on February 5, 2019)
10.18†	Indemnification Agreement (Grain) (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K (File No. 001-38790), filed with the Commission on February 5, 2019)
10.19†	Indemnification Agreement (Griffin) (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K (File No. 001-38790), filed with the Commission on February 5, 2019)
10.20†	Indemnification Agreement (Mack) (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K (File No. 001-38790), filed with the Commission on February 5, 2019)
10.21†	Indemnification Agreement (Nardone) (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K (File No. 001-38790), filed with the Commission on February 5, 2019)
10.22†	Indemnification Agreement (Wanner) (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K (File No. 001-38790), filed with the Commission on February 5, 2019)
10.23†	Indemnification Agreement (Wilkinson) (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 8-K (File No. 001-38790), filed with the Commission on February 5, 2019)
10.24
Amendment Agreement to Credit Agreement, dated December 31, 2018, by and among New Fortress Energy Holdings LLC, NFE Atlantic Holdings LLC, as the borrower, Morgan Stanley Senior Funding, Inc., as administrative agent and the subsidiary guarantors and lenders parties thereto (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-228339), filed with the Commission on January 14, 2019)

10.25*
Amendment Agreement, dated as of February 11, 2019 to Credit Agreement, dated as of August 15, 2018 and as amended and restated as of December 31, 2018, among New Fortress Intermediate LLC, NFE Atlantic Holdings LLC, the subsidiary guarantors from time to time party thereto, lenders parties thereto and Morgan Stanley Senior Funding, Inc., as administrative agent.

10.26*
Second Amendment Agreement, dated as of March 13, 2019 to the Credit Agreement, dated as of August 15, 2018 and as amended and restated as of December 31, 2018, and as amended as of February 11, 2019, among New Fortress Intermediate LLC, NFE Atlantic Holdings LLC, the subsidiary guarantors from time to time party thereto, lenders parties thereto and Morgan Stanley Senior Funding, Inc., as administrative agent.

Exhibit Number	Description
10.27
Master LNG Sale and Purchase Agreement, dated December 20, 2016, by and between Centrica LNG Company Limited and NFE North Trading Limited (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-228339), filed with the Commission on January 14, 2019)

10.28
Engineering, Procurement and Construction Agreement for the Marcellus LNG Production Facility I, dated January 8, 2019, by and between Bradford County Real Estate Partners LLC and Black & Veatch Construction, Inc. (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-228339), filed with the Commission on January 25, 2019)

10.29†*	Indemnification Agreement, dated as of March 17, 2019, by and between New Fortress Energy LLC and Yunyoung Shin
21.1*	List of Subsidiaries of New Fortress Energy LLC
23.1*	Consent of Ernst & Young L.L.P.
31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2**	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
*	Filed as an exhibit to this Annual Report
**	Furnished as an exhibit to this Annual Report
†	Compensatory plan or arrangement
‡	Confidential treatment was granted with respect to certain portions of this exhibit. Omitted portions filed separately with the SEC.
Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW FORTRESS ENERGY LLC
Date: March 26, 2019
	By:	/s/ Christopher S. Guinta
	Name:	Christopher S. Guinta
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Wesley R. Edens	Chief Executive Officer and Chairman (Principal Executive Officer)	March 26, 2019
Wesley R. Edens

/s/ Christopher S. Guinta	Chief Financial Officer (Principal Financial Officer)	March 26, 2019
Christopher S. Guinta

/s/ Yunyoung Shin	Chief Accounting Officer (Principal Accounting Officer)	March 26, 2019
Yunyoung Shin

/s/ Randal A. Nardone	Director	March 26, 2019
Randal A. Nardone

/s/ C. William Griffin	Director	March 26, 2019
C. William Griffin

/s/ John J. Mack	Director	March 26, 2019
John J. Mack

/s/ Matthew Wilkinson	Director	March 26, 2019
Matthew Wilkinson

/s/ David J. Grain	Director	March 26, 2019
David J. Grain

/s/ Desmond Iain Catterall	Director	March 26, 2019
Desmond Iain Catterall

/s/ Katherine E. Wanner	Director	March 26, 2019
Katherine E. Wanner

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of New Fortress Energy LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Fortress Energy Holdings LLC (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, changes in members’ equity and cash flows for the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2016.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 26, 2019

New Fortress Energy Holdings LLC
Consolidated Balance Sheets
As of December 31, 2018 and 2017
(in thousands of U.S. dollars, except share amounts)

	December 31, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$78,301	$84,708
Restricted cash	30	13,623
Receivables, net of allowances of $257 and $0, respectively	28,530	19,417
Finance leases, net	943	1,178
Inventory	15,959	11,152
Prepaid expenses and other current assets	30,017	24,875
Total current assets	153,780	154,953

Available-for-sale investment	3,656	6,333
Restricted cash	22,522	20,000
Construction in progress	254,700	35,413
Property, plant and equipment, net	94,040	69,350
Finance leases, net	92,207	94,077
Deferred tax asset	185	—
Intangibles, net	43,057	—
Other non-current assets	35,255	1,064

Total assets	$699,402	$381,190

Liabilities
Current liabilities
Current portion of long-term debt	$272,192	$5,828
Accounts payable	43,177	6,352
Accrued liabilities	67,512	17,499
Due to affiliates	4,481	2,091
Other current liabilities	17,393	329
Total current liabilities	404,755	32,099

Long-term debt	—	69,425
Deferred tax liability, net.	—	160
Other long-term liabilities	12,000	596

Total liabilities	416,755	102,280

Commitments and contingences (Note 18)

Members’ equity
Members’ capital, no par value, 500,000,000 shares authorized, 67,983,095 shares issued and outstanding as of December 31, 2018; 65,665,037 shares issued and outstanding as of December 31, 2017	426,741	406,591
Stock subscription receivable	—	(50,000)
Accumulated deficit	(158,423)	(80,347)
Accumulated other comprehensive (loss) income	(11)	2,666
Members’ equity	268,307	278,910
Non-controlling interest	14,340	—
Total Members’ equity	282,647	278,910
Total liabilities and members’ equity	$699,402	$381,190

The accompanying notes are an integral part of these consolidated financial statements.

New Fortress Energy Holdings LLC
Consolidated Statements of Operations and Comprehensive Loss
For the years ended December 31, 2018, 2017 and 2016
(in thousands of U.S. dollars, except share and per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues
Operating revenue	$96,906	$82,104	$18,615
Other revenue	15,395	15,158	2,780
Total revenues	112,301	97,262	21,395

Operating expenses
Cost of sales	95,742	78,692	22,747
Operations and maintenance	9,589	7,456	5,205
Selling, general and administrative	62,137	33,343	18,160
Depreciation and amortization.	3,321	2,761	2,341
Total operating expenses	170,789	122,252	48,453
Operating loss	(58,488)	(24,990)	(27,058)

Interest expense	11,248	6,456	5,105
Other (income), net	(784)	(301)	(53)
Loss on extinguishment of debt, net	9,568	—	1,177
Loss before taxes	(78,520)	(31,145)	(33,287)
Tax (benefit) expense	(338)	526	(361)
Net loss	(78,182)	(31,671)	(32,926)
Net loss attributable to non-controlling interest	106	—	—
Net loss attributable to members	$(78,076)	$(31,671)	$(32,926)

Net loss per share – basic and diluted, attributable to members	$(1.15)	$(0.49)	$(0.56)

Weighted average number of shares outstanding – basic and diluted	67,932,825	65,006,140	58,753,425

Other comprehensive loss:
Net loss	$(78,182)	$(31,671)	$(32,926)
Unrealized loss/(gain) on available-for-sale investment, net of tax expense of $0	2,677	(1,303)	(1,363)
Comprehensive loss	(80,859)	(30,368)	(31,563)
Comprehensive loss attributable to non-controlling interest	106	—	—
Comprehensive loss attributable to members	$(80,753)	$(30,368)	$(31,563)

The accompanying notes are an integral part of these consolidated financial statements.

New Fortress Energy Holdings LLC
Consolidated Statements of Changes in Members’ Equity
For the years ended December 31, 2018, 2017 and 2016
(in thousands of U.S. dollars, except per share amounts)

	Number of common shares	Members’ capital	Stock subscription receivable		Accumulated deficit	Accumulated other comprehensive income (loss)	Non- controlling Interest		Total Members’ equity
Balance as of January 1, 2016	50,000,000	$36,983		$—	$(15,750)	$—		$—	$21,233
Net loss	—	—		—	(32,926)	—		—	(32,926)
Other comprehensive income	—	—		—	—	1,363		—	1,363
Capital contributions	15,000,000	300,776		—	—	—		—	300,776
Cost of issuing capital	—	(1,076)		—	—	—		—	(1,076)
Stock subscription receivable	—	—		—	—	—		—	—

Balance as of December 31, 2016	65,000,000	$336,683		—	$(48,676)	$1,363	$	―	$289,370
Net loss	—	—		—	(31,671)	—		—	(31,671)
Other comprehensive income	—	—		—	—	1,303		—	1,303
Capital contributions	2,317,252	70,100		—	—	—		—	70,100
Cost of issuing capital	—	(192)		—	—	—		—	(192)
Stock subscription receivable	(1,652,215)	—		(50,000)	—	—		—	(50,000)

Balance as of December 31, 2017	65,665,037	$406,591		$(50,000)	$(80,347)	$2,666	$	―	$278,910
Net loss	—	—		—	(78,076)	—		(106)	(78,182)
Other comprehensive (loss)	—	—		—	—	(2,677)		—	(2,677)
Capital contributions	665,843	20,150		—	—	—		—	20,150
Stock subscription receivable	1,652,215	—		50,000	—	—		—	50,000
Acquisition of Shannon LNG	—	—		—	—	—		14,446	14,446

Balance as of December 31, 2018	67,983,095	$426,741	$	―	$(158,423)	$(11)		$14,340	$282,647

The accompanying notes are an integral part of these consolidated financial statements.

New Fortress Energy Holdings LLC
Consolidated Statements of Cash Flows
For the years ended December 31, 2018, 2017 and 2016
(in thousands of U.S. dollars)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net loss	$(78,182)	$(31,671)	$(32,926)
Adjustments for:
Amortization of deferred financing costs	4,023	696	775
Depreciation and amortization	4,034	3,214	2,389
Loss on extinguishment of debt, net	3,188	—	1,177
Deferred taxes	(345)	521	(361)
Other	439	1,342	12
(Increase) in receivables	(9,516)	(3,114)	(16,149)
(Increase) in inventories	(4,807)	(3,496)	(7,656)
(Increase) in other assets	(28,338)	(21,738)	(2,883)
Increase (Decrease) in accounts payable/accrued liabilities	12,232	(110)	9,824
(Decrease) Increase in property tax payable	—	(1,204)	1,204
Increase in amounts due to affiliates	2,390	894	573
Increase (Decrease) in other liabilities	1,655	(226)	528
Net cash used in operating activities	(93,227)	(54,892)	(43,493)

Cash flows from investing activities
Purchase of available-for-sale investment	—	(1,667)	(2,000)
Decrease (Increase) in restricted cash	6,970	(22,538)	(5,715)
Capital expenditures	(181,151)	(28,727)	(96,325)
Principal payments received on finance lease, net	723	536	—
Acquisition of consolidated subsidiary	(4,028)	—	—
Net cash used in investing activities	(177,486)	(52,396)	(104,040)

Cash flows from financing activities
Decrease (Increase) in restricted cash	4,102	(2,614)	1,763
Proceeds from borrowings of debt	280,600	—	44,000
Payment of deferred financing costs	(14,026)	—	(2,031)
Repayment of debt	(76,520)	(5,828)	(65,853)
Proceeds from (and repayment of) Affiliate note	—	(120)	120
Capital contributed from Members	20,150	20,100	300,776
Payment of stock issuance costs	—	(192)	(1,076)
Collection of subscription receivable	50,000	—	—
Net cash provided by financing activities	264,306	11,346	277,699

Net (decrease) increase in cash and cash equivalents	(6,407)	(95,942)	130,166
Cash and cash equivalents – beginning of period	84,708	180,650	50,484
Cash and cash equivalents – end of period	$78,301	$84,708	$180,650

Supplemental disclosure of non-cash investing and financing activities:
Changes in accrued construction in progress costs and property, plant and equipment	$74,280	$7,997	$(4,368)
Cash paid for interest, net of capitalized interest	$7,515	$5,725	$4,329
Cash paid for taxes	$—	$5	$—

The accompanying notes are an integral part of these consolidated financial statements.

1.	Organization

New Fortress Energy Holdings LLC (“New Fortress Energy Holdings,” together with its subsidiaries, the “Company”) is a Delaware limited liability company formed on September 11, 2015. The Company is an integrated gas-to-power company that seeks to use “stranded” natural gas to satisfy the world’s large and growing power needs. The Company currently sources “LNG” from a combination of its own liquefaction facility in Miami, Florida and purchases from third party suppliers. The Company has liquefaction and regasification operations in the United States and Jamaica. The Company is majority-owned by a private equity fund managed by an affiliate of Fortress Investment Group LLC (“Fortress”).

The Company manages, analyzes and reports on its business and results of operations on the basis of one operating segment. The chief operating decision maker makes resource allocation decisions and assesses performance based on financial information presented on a consolidated basis on the delivery of an integrated solution to our customers.

2.	Significant accounting policies

The principle accounting policies adopted are set out below.

(a)	Basis of presentation and principles of consolidation

The consolidated financial statements were prepared in accordance with US generally accepted accounting principles (“GAAP”). The accompanying consolidated financial statements contained herein reflect all normal and recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position, results of operations, and cash flows of the Company for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned consolidated subsidiaries. The ownership interest of other investors in consolidated subsidiaries is recorded as non-controlling interest. See Note 4 for additional details about the increase in non-controlling interest in 2018. All significant intercompany transactions and balances have been eliminated on consolidation.

As described in more detail in Note 25, on February 4, 2019, New Fortress Energy LLC (“NFE”), an entity formed by the Company on August 6, 2018, completed an initial public offering (“IPO”) in which NFE issued and sold 20,000,000 Class A shares at an IPO price of $14.00 per share. NFE’s Class A shares began trading on the NASDAQ under the symbol “NFE” on January 31, 2019. Net proceeds from the IPO were $257.6 million, after deducting underwriting discounts and commissions and transaction costs. These proceeds were contributed in exchange for limited liability company units (“NFI LLC Units”) in New Fortress Intermediate LLC (“NFI”), an entity formed in conjunction with the IPO, at a price per unit equal to the IPO price. In addition, New Fortress Energy Holdings contributed all of its interests in consolidated subsidiaries that comprised substantially all of its historic operations, as well its limited assets and liabilities, to NFI in exchange for NFI LLC Units. New Fortress Energy Holdings has been determined to be NFE’s predecessor for accounting purposes.

NFE is a holding company whose principal asset is a controlling equity interest in NFI. As the sole managing member of NFI, NFE operates and controls all of the business and affairs of NFI, and through NFI and its subsidiaries, conducts the Company’s historical business. The contribution of the assets of New Fortress Energy Holdings and net proceeds from the offering to NFI was treated as a reorganization of entities under common control. As a result, NFE will retrospectively present the consolidated balance sheets and statements of operations and comprehensive loss of New Fortress Energy Holdings for all current and comparative periods presented beginning with its financial statements for the quarter ended March 31, 2019. For periods after the IPO, the consolidated financial statements of NFE will report a non-controlling interest related to the portion of NFI LLC Units not owned by NFE. Prior to the IPO, NFE had no operations and had no assets or liabilities.

(b)	Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include relative fair value allocation between revenue and lease components of contracts with customers, as well as total consideration and fair value of identifiable net assets related to acquisitions. Management evaluates its estimates and related assumptions regularly. Changes in facts and circumstances or additional information may result in revised estimates, and actual results may differ from these estimates.

(c)	Foreign currencies

The Company has determined that the functional currency of several of the Company’s foreign subsidiaries is the local currency. All of the assets and liabilities of these subsidiaries are converted to U.S. dollars at the exchange rate in effect at the balance sheet date, income and expense accounts are translated at average rates for the period, and shareholder’s equity accounts are translated at historical rates. The effects of translating financial statements of foreign operations into our reporting currency are recognized as a cumulative translation adjustment in consolidated other comprehensive income (loss).

The Company also has foreign subsidiaries that have a functional currency of the U.S. dollar. Purchases and sales of assets and income and expense items denominated in foreign currencies are remeasured into U.S. dollar amounts on the respective dates of such transactions. Net realized foreign currency gains or losses relating to the differences between these recorded amounts and the U.S. dollar equivalent actually received or paid are included within Other (income), net in the consolidated statements of operations and comprehensive loss.

(d)	Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

(e)	Restricted cash

Restricted cash consists of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on the consolidated balance sheets.

(f)	Receivables

Receivables are reported net of allowances for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company estimates the allowance for doubtful accounts based on a variety of factors including the length of time receivables are past due, the financial health of our customers, unusual macroeconomic conditions and historical experience. For the year ended December 31, 2018, the Company recognized an allowance for doubtful accounts of $257. For the years ended December 31, 2017 and 2016 there was no allowance for doubtful accounts recognized.

(g)	Inventories

LNG and natural gas inventories are recorded at weighted average cost, and materials and other inventory are recorded at cost. The Company’s cost to convert from natural gas to LNG, which primarily consists of depreciation of the liquefaction facilities, is reflected in Inventory on the consolidated balance sheets.

Inventory is adjusted to the lower of cost or net realizable value each quarter. Changes in the value of inventory are recorded within Cost of sales in the consolidated statements of operations and comprehensive loss. No adjustments were recorded during the years ended December 31, 2018, 2017, and 2016.

LNG is subject to “boil-off,” a natural loss of gas volume over time when LNG is exposed to environments with temperatures above its optimum storage state. Boil-off losses are expensed through Cost of sales in the consolidated statements of operations and comprehensive loss in instances where gas cannot be contained and recycled back into the production process in the period in which the loss occurs.

(h)	Construction in progress

Construction in progress is recorded at cost, and at the point at which the constructed asset in progress is put into use, the full cost of the asset is reclassified from Construction in progress to Property, plant and equipment, net or Finance leases, net on the consolidated balance sheets. Depreciation is not recognized during the construction period.

The interest cost associated with major development and construction projects is capitalized during the construction period and included in the cost of the project in Construction in progress. Interest expense of $1,732, $0, and $3,517 was capitalized during the years ended December 31, 2018, 2017 and 2016, respectively, inclusive of amortized debt issuance costs disclosed in Note 2(n).

(i)	Property, plant and equipment, net

Property, plant and equipment is recorded at cost. Expenditures for construction activities, betterments that extend the useful life of the asset are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred within Operations and maintenance in the consolidated statements of operations and comprehensive loss. The Company depreciates property, plant and equipment using the straight-line depreciation method over the estimated economic life of the asset or lease term, whichever is shorter.

Useful life (Yrs)
LNG liquefaction facilities	20-30
Leasehold improvements	5-27
ISO containers and other equipment	15-20
Vehicles	10
Computer equipment	3

The Company reviews the remaining useful life of its assets on a regular basis to determine whether changes have taken place that would suggest that a change in its depreciation policies is warranted.

Upon retirement or disposal of property, plant and equipment, the cost and related accumulated depreciation are removed from the account, and the resulting gains or losses, if any, are recorded in the consolidated statements of operations and comprehensive loss.

(j)	Asset retirement obligations (“AROs”)

AROs are recognized for legal obligations associated with the retirement of long-lived assets that result from the acquisition, leasing, construction, development and/or normal use of the assets and for conditional AROs in which the timing or method of settlement are conditional on a future event. The fair value of a liability for an ARO is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made and is accreted to its final value over the life of the liability. The initial fair value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is depreciated over the estimated useful life of the asset.

The Company estimates the fair value of the ARO liability based on the present value of expected cash flows using a credit-adjusted risk-free rate. Liabilities for AROs may be incurred over more than one reporting period if the events that create the obligation occur over more than one period or if estimates change. There were no settlements of AROs during the years ended December 31, 2018 and 2017.

(k)	Impairment of long-lived assets

The Company performs a recoverability assessment of each of its long-lived assets whenever events or changes in circumstances, or indicators, indicate that the carrying amount of an asset may not be recoverable. Indicators may include, but are not limited to, a significant supply contract restructuring or early termination; significant decrease in LNG and natural gas demand; a decision to discontinue the development of a long-lived asset; or the introduction of newer technology.

When performing a recoverability assessment, the Company measures whether the estimated future undiscounted net cash flows expected to be generated by the asset exceeds its carrying value. In the event that an asset does not meet the recoverability test, the carrying value of the asset will be adjusted to fair value resulting in an impairment charge.

Management develops the assumptions used in the recoverability assessment based on active contracts, current and future expectations of the global demand for LNG and natural gas as well as information received from third party industry sources. The Company did not record an impairment during the years ended December 31, 2018, 2017 and 2016.

(l)	Available-for-sale investment

The Company considers listed equity securities as available-for-sale securities recorded at fair value with unrealized gains or losses recorded in Other comprehensive income (loss) and realized gains or losses recorded in earnings in Other (income), net in the consolidated statements of operations and comprehensive loss. The Company’s basis on which the cost of the security sold or the amount reclassified out of Other comprehensive income (loss) into earnings is determined using specific identification. At each balance sheet date, the Company evaluates its available-for-sale securities with unrealized losses, if any, to determine if an other-than-temporary impairment has occurred (see Note 9).

(m)	Intangible assets

The Company accounts for intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other. Upon a business combination or asset acquisition, the Company may obtain identifiable intangible assets. Indefinite lived intangible assets are not amortized. Intangible assets with a finite life are amortized over the estimated useful life of the asset.

Finite lived intangible assets are generally amortized under the straight-line method. Intangible assets with an indefinite useful life are tested for impairment on an annual basis or more frequently if changes in circumstances indicate that the carrying amount may not be recoverable. If the intangible asset is impaired, it is written down to its realizable value with a corresponding expense reflected in the consolidated statements of operations and comprehensive loss.

(n)	Long-term debt and debt issuance costs

The Company’s debt consists of credit facilities with banks. Costs directly related to the issuance of debt are reported on the consolidated balance sheets as a reduction from the carrying amount of the recognized debt liability and amortized over the term of the debt using the effective interest method. Interest and related amortization of debt issuance costs recognized during major development and construction projects are capitalized and included in the cost of the project. Amortization of debt issuance costs were $3,617, $696, and $1,464 for the years ended December 31, 2018, 2017 and 2016, respectively, of which $715, $0, and $689 were capitalized, respectively.

(o)	Legal and contingencies

The Company may be involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. The Company will recognize a loss contingency in the consolidated statements of operations and comprehensive loss when it is probable a liability has been incurred and the amount of the loss can be reasonably estimated. The Company will disclose any loss contingencies that do not meet both conditions if there is a reasonable possibility that a loss may have been incurred. Gain contingencies are not recorded until they are realized.

(p)	Revenue recognition

Operating revenues from the sales of LNG and natural gas are recognized when the LNG or natural gas is delivered to the customer, either when the natural gas arrives at the customer’s flange or at the time that title to the LNG is transferred to the customer. Title typically transfers either when shipped or delivered to the customers’ storage facilities, depending on the terms of the contract. Shipping and handling costs related to the Company’s sales of LNG and natural gas are included in Cost of sales.

The Company collects sales taxes from its customers on sales of taxable products and remits such collections to the appropriate taxing authority. Sales tax collections are presented in the consolidated statements of operations and comprehensive loss on a net basis and, accordingly, are excluded from reported revenues.

The Company’s contracts with customers to supply LNG may contain a lease of equipment. The Company allocates consideration received from customers between lease and non-lease components based on the relative fair value of each component. The fair value of the lease component is estimated based on the market value of the same or similar equipment leased to the customer. The fair value of the non-lease component is estimated by estimating volumes and pricing of gas to be delivered to the customer over the lease term.

The leases of certain facilities and equipment to customers are accounted for as direct financing or operating leases. Direct financing leases, net represents the minimum lease payments due, net of unearned revenue. The lease payments are segregated into principal and interest components similar to a loan. Unearned revenue is recognized on an effective interest method over the lease term and Other revenue in the consolidated statements of operations and comprehensive loss is primarily comprised of such interest revenue. The principal components of the lease payment are reflected as a reduction to the net investment in the finance lease. For the Company’s operating leases, the amount allocated to the leasing component is recognized over the lease term as Other revenue in the consolidated statements of operations and comprehensive loss.

(q)	Leases, as lessee

Lease agreements are evaluated to determine whether they are capital or operating leases. When substantially all of the risks and benefits of property ownership have been transferred to the Company, as determined by the test criteria in the current authoritative guidance, the lease is recognized as a capital lease. All other leases are classified as operating leases.

Rents payable under operating leases are charged to the consolidated statements of operations and comprehensive loss on a straight-line basis over the term of the relevant lease.

(r)	Taxation

Federal and state income taxes

New Fortress Energy Holdings is a limited liability company, which is considered a pass-through entity for federal income tax purposes, and thus no provision for federal income taxes has been recognized in these consolidated financial statements. The Company files tax returns in the U.S. federal jurisdiction and various state jurisdictions, as applicable. The tax returns filed by the Company since inception are subject to examination by the U.S. federal and state tax authorities.

In conjunction with the closing of the Company’s IPO, New Fortress Energy Holdings contributed all of its interests in its subsidiaries and its limited assets to a subsidiary of NFE. NFE has elected to be taxed as a corporation and will become subject to corporate U.S. federal and state income taxes following its IPO. However, the Company was not subject to corporate U.S. income tax for the year ended December 31, 2018. The Company’s subsidiaries incorporated in Jamaica are subject to income tax at a statutory tax rate of 25%. The Company’s tax (expense) benefit is entirely attributable to Jamaica.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), which significantly changed the U.S. tax code. The Tax Act makes broad and complex changes to the U.S. tax code that will impact many areas of taxation. Additionally, there are numerous interpretive issues and ambiguities that are not clearly addressed in current Tax Act guidance. For the year ended December 31, 2018, NFE was not subject to corporate U.S. income tax. The Company’s tax (expense) benefit is entirely attributable to Jamaica. As such, the Tax Act has had no effect on these consolidated financial statements. The Company will continue to monitor the impact of the Tax Act and other applicable tax legislation on its financial statements.

Foreign taxes

Certain subsidiaries of the Company are subject to income tax in the local jurisdiction in which they operate; foreign taxes are computed based on the taxable income and the local jurisdictional tax rate.

Other taxes

Certain subsidiaries may be subject to payroll taxes, excise taxes, property taxes, sales and use taxes, as well as income taxes in foreign countries in which they conduct business. In addition, certain subsidiaries are exposed to local state taxes such as franchise taxes. Local state taxes that are not income taxes are recorded within Other (income), net in the consolidated statements of operations and comprehensive loss.

(s)	Net loss per share

Net loss per share (“EPS”) is computed in accordance with GAAP. Basic EPS is computed by dividing net loss attributable to members by the weighted average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net loss attributable to members by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if all potential common shares had been issued and were dilutive. For the years ended December 31, 2018, 2017 and 2016, there were no potentially dilutive shares outstanding.

3.	Adoption of new and revised standards

As an “emerging growth company,” the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act. The adoption dates discussed below reflect this election. New standards, amendments and interpretations issued but not effective for the financial year beginning January 1, 2018 and not early adopted include:

In May 2014, the Financial Accounting Standards Board “FASB” issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606” or the “new standard”) which provides a single comprehensive model for recognizing revenue from contracts with customers and supersedes existing revenue recognition guidance. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. Companies will need to use more judgment and estimates than under the guidance currently in effect, including estimating the amount of variable consideration to recognize over each identified performance obligation. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to defer the effective date of ASU 2014-09 by one year, making it effective for annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019, while also providing for early adoption but not before the original effective date. We will adopt the new standard on January 1, 2019 using the modified retrospective method, which will require us to apply the new revenue standard to (i) all new revenue contracts entered into after January 1, 2019 and (ii) all existing revenue contracts as of January 1, 2019 through a cumulative adjustment to our retained earnings balance.

ASC 606 requires that our revenue recognition policy disclosure include further detail regarding our performance obligations as to the nature, amount, timing, and estimates of revenue and cash flows generated from our contracts with customers. The new standard will also require disclosure of significant changes in contract asset and contract liability balances period to period and the amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period, as applicable. Our evaluation of the impact of the new standard is near completion. Based on our analysis to date, we have not identified any other material impacts of adopting the new standard other than disclosures. The cumulative effect of the adoption of the new standard as of January 1, 2019 is not expected to be material, though this expectation is subject to finalizing our assessment in the first quarter of 2019.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which makes targeted improvements to the accounting for, and presentation and disclosure of, financial instruments. ASU 2016-01 requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. ASU 2016-01 does not affect the accounting for investments that would otherwise be consolidated or accounted for under the equity method. The new standard also impacts financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. Most of the provisions of ASU 2016-01 are effective for the Company for annual periods in fiscal years beginning after December 15, 2018. The Company will adopt this guidance for the year beginning January 1, 2019 and is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2019, and interim periods beginning after December 15, 2020, with early adoption permitted. The Company will adopt this guidance for the year beginning January 1, 2020 and is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on eight specific cash flow issues with an intention to reduce the existing diversity in practice. The Company will adopt this guidance for the year beginning January 1, 2019 and is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. This is intended to limit the treatment of restricted cash in the statement of cash flows as the FASB acknowledged there is currently diversity in practice regarding the presentation of restricted cash within the statement of cash flows. The adoption of this standard will result in us no longer showing the changes in restricted cash balances as a component of cash flows from investing or financing activities but instead include the balances of both current and long-term restricted cash with cash and cash equivalents in total cash, cash equivalents and restricted cash for the beginning and end of the periods presented. The Company will adopt this guidance for the year beginning January 1, 2019 and is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement: Reporting Comprehensive Income (Topic 220) which allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Act. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will adopt this guidance for the year beginning January 1, 2019 and is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which provides additional guidance to improve the effectiveness of disclosure requirements on fair value measurement. The Company will adopt ASU 2018-13 during the year beginning January 1, 2020 and is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.

In September 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under ASU 2018-07, most of the guidance on such payments to nonemployees will be aligned with the requirements for share-based payments granted to employees. The Company will adopt ASU 2018-07 during the year beginning January 1, 2020 and is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.

4.	Acquisition

On November 9, 2018, the Company entered into an agreement to acquire the entire issued share capital of Shannon LNG Limited (“SLNG”) and Shannon LNG Energy Limited (“LNG Energy,” and, together with SLNG, “Shannon LNG”) in a transaction accounted for as an asset acquisition. On the same date, the Company acquired all of the Class A shares of Shannon LNG, representing a controlling financial interest. Shannon LNG was previously formed to acquire and develop assets comprising permissions, rights, licenses, leases, and other entitlements which would be used to construct and operate a terminal, pipeline, and related infrastructure, to import, process and deliver natural gas to downstream customers.

As of the date of acquisition, construction of the planned infrastructure had not commenced and the primary assets of Shannon comprised land, wayleaves and permits that would allow for future development. The purchase agreement required the Company to pay the following amounts:

November 9, 2018
Cash(1)	$3,435
Contingent consideration(2)	9,835
Equity Agreement(3)	16,924
Transaction costs	593
Non-controlling interest	14,446
Total consideration	$45,233
(1)	Cash inclusive of repayment of Shannon LNG’s liabilities equal to approximately $2,857.
(2)	Consideration due to sellers once the first gas is exported from the terminal to be built.
(3)	Paid in shares if an IPO has occurred prior to May 31, 2020, otherwise in cash.

The contingent consideration meets the definition of a derivative under ASC 815, Derivatives and Hedging. See Note 5 for more detail. The Equity Agreement is an unconditional obligation and is recognized in Other current liabilities on the consolidated balance sheet as of December 31, 2018.

The purchase agreement included put and call options to allow or require the Company to acquire the remaining ownership interest of Shannon LNG. The options were deemed to be embedded equity-linked instruments within the non-controlling interest. The fair value of the non-controlling interest was estimated to be $14,446 based on the strike price of the call and put options.

The assets acquired in connection with the acquisition were recorded by the Company at their estimated relative fair values as follows:

	November 9, 2018	Useful life (Yrs)
Assets
Land	$851	Indefinite life
Rights of way	1,191	Indefinite life
Intangible assets – favorable lease agreements	244	91
Intangible assets – permits	42,947	40
Total assets acquired	$45,233
5.	Fair value

Fair value measurements and disclosures require the use of valuation techniques to measure fair value that maximize the use of observable inputs and minimize use of unobservable inputs. These inputs are prioritized as follows:

•	Level 1 – observable inputs such as quoted prices in active markets for identical assets or liabilities.
•	Level 2 – inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities or market corroborated inputs.
•	Level 3 – unobservable inputs for which there is little or no market data and which require the Company to develop its own assumptions about how market participants price the asset or liability.

The valuation techniques that may be used to measure fair value are as follows:

•	Market approach – uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
•	Income approach – uses valuation techniques, such as discounted cash flow technique, to convert future amounts to a single present amount based on current market expectations about those future amounts.
•	Cost approach – based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).

The following table presents the Company’s financial assets and financial liabilities that are measured at fair value as of December 31, 2018:

	December 31, 2018
	Level 1		Level 2	Level 3	Total	Valuation technique
Assets
Cash and cash equivalents		$78,301	$—	$—	$78,301	Market approach
Restricted cash		22,552	—	—	22,552	Market approach
Available-for-sale investment		3,656	—	—	3,656	Market approach
Total		$104,509	$—	$—	$104,509

Liabilities
Derivative liability(1)		$—	$—	$9,835	$9,835	Income approach
Total	$	―	$—	$9,835	$9,835
(1)	Consideration due to the sellers of Shannon LNG once first gas is exported from the terminal to be built.

The following table presents the Company’s financial assets that are measured at fair value as of December 31, 2017:

	December 31, 2017
	Level 1	Level 2	Level 3	Total	Valuation technique
Assets
Cash and cash equivalents	$84,708	$—	$—	$84,708	Market approach
Restricted cash	33,623	—	—	33,623	Market approach
Available-for-sale investment	6,333	—	—	6,333	Market approach
Total	$124,664	$—	$—	$124,664

The Company estimates fair value of the derivative liability using a discounted cash flows method with discount rates based on the average yield curve for bonds with similar credit ratings and matching terms to the discount periods as well as a probability of the contingent event occurring. There were no liabilities that were measured at fair value on a recurring basis as of December 31, 2017.

The Company estimates fair value of outstanding debt using a discounted cash flows method based on current market interest rates for debt issuances with similar remaining years to maturity and adjusted for credit risk. The Company has estimated that the carrying value of the Term Loan Facility (defined below) approximates fair value. The fair value estimate is classified as Level 3 in the fair value hierarchy.

6.	Restricted cash

As of December 31, 2018 and 2017 restricted cash consisted of the following:

	December 31, 2018	December 31, 2017
Collateral for performance under customer agreements	$15,095	$20,000
Collateral for LNG purchases	927	7,000
Collateral for line of credit	6,238	5,339
Customs and performance bonds	—	914
Other restricted cash	292	370
Total restricted cash	$22,552	$33,623

Current restricted cash	$30	$13,623
Non-current restricted cash	22,522	20,000
7.	Inventory

As of December 31, 2018 and 2017, inventory consisted of the following:

	December 31, 2018	December 31, 2017
LNG and natural gas inventory	$15,611	$10,593
Materials, supplies and other	348	559
Total	$15,959	$11,152
8.	Prepaid expenses and other current assets

As of December 31, 2018 and 2017, prepaid expenses and other current assets consisted of the following:

	December 31, 2018	December 31, 2017
Prepaid LNG	$16,170	$16,665
Prepaid charter costs	925	1,581
Prepaid expenses	1,244	5,260
Deposits	1,622	1,238
Due from affiliate	890	131
Other current assets	9,166	—
Total	$30,017	$24,875

Prepaid LNG as of December 31, 2018 and 2017 consist of payments for 17.0 million gallons (1,406,062 MMBtus) and 34.0 million gallons (2,808,587 MMBtus) of LNG, respectively, that have been prepaid by the Company.

Other current assets as of December 31, 2018 primarily consists of IPO issuance costs incurred which will be netted against issuance proceeds upon completion of the Offering.

9.	Available-for-sale-investment

Through December 31, 2018, the Company invested in equity securities of an international oil and gas drilling contractor. The following tables present the number of shares, cost and fair value of the investment:

	December 31, 2018
	Number of Shares	Cost	Fair value
	(in thousands of U.S. dollars except shares)
Available-for-sale investment	1,476,280	$3,667	$3,656
	December 31, 2017
	Number of Shares	Cost	Fair value
	(in thousands of U.S. dollars except shares)
Available-for-sale investment	1,476,280	$3,667	$6,333

The movement of available-for-sale investment during the years ended December 31, 2018 and 2017 is summarized below:

	2018	2017
At January 1	$6,333	$3,363
Purchases	—	1,667
Unrealized gain/(loss)	(2,677)	1,303
At December 31	$3,656	$6,333
10.	Construction in progress

The Company’s construction in progress activity during the years ended December 31, 2018 and 2017 is detailed below:

	2018	2017
Balance at beginning of period	$35,413	$4,668
Additions	224,871	36,017
Transferred to finance leases, net (Note 13)	—	(3,033)
Transferred to property, plant and equipment, net (Note 11)	(5,584)	(950)
Abandoned project	—	(1,289)
Balance at end of period	$254,700	$35,413

Management determined it appropriate to expense $0 and $1,289 in 2018 and 2017, respectively, as the decision was made to abandon the related projects.

11.	Property, plant and equipment, net

As of December 31, 2018 and 2017 the Company’s property, plant and equipment, net consisted of the following:

	December 31, 2018	December 31, 2017
LNG liquefaction facilities	$65,631	$63,607
ISO containers and other equipment	15,873	10,495
Land	12,779	—
Leasehold improvements	7,229	—
Vehicles	1,178	551
Computer equipment	741	289
Accumulated depreciation	(9,391)	(5,592)
Total property, plant and equipment, net	$94,040	$69,350

Depreciation for years ended December 31, 2018, 2017 and 2016 totaled $3,900, $3,214 and $2,389, respectively, of which $713, $453 and $48, respectively, is included within Cost of sales in the consolidated statements of operations and comprehensive loss.

12.	Intangible assets

The following table summarizes the composition of intangible assets:

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life
Shannon leases and permits	$43,191	$134	$43,057	40 to 91
Total intangible assets	$43,191	$134	$43,057

The weighted average amortization periods for the intangible assets is 40.29 years.

Amortization expense for the year ended December 31, 2018 was $134. The estimated aggregate amortization expense for each of the next five years is:

	2019	2020	2021	2022	2023	Thereafter
Intangible assets	$1,076	$1,076	$1,076	$1,076	$1,076	$37,677
13.	Finance leases, net

The Company placed its Montego Bay LNG terminal into service on October 30, 2016, which has been accounted for as a direct finance lease. In addition, the Company also has entered into other arrangements to lease equipment to customers which are accounted for as direct finance leases. The components of the direct finance leases as of December 31, 2018 and 2017 are as follows:

	December 31, 2018	December 31, 2017
Finance leases	$306,832	$323,281
Unearned income	(213,682)	(228,026)
Total finance leases, net	$93,150	$95,255

Current portion	$943	$1,178
Non-current portion	92,207	94,077

Receivables related to the Company’s direct finance leases are primarily with a national utility that generates consistent cash flow. Therefore, the Company does not expect a material impact to the results of operations or financial position due to nonperformance from such counterparty.

At December 31, 2018, future minimum lease payments to be received under direct finance leases for the remainder of the respective lease terms is as follows:

Year ending December 31:
2019	$15,911
2020	15,910
2021	15,906
2022	15,898
2023	15,902
Thereafter	227,305
Total	$306,832

14.	Other non-current assets

As of December 31, 2018 and 2017, other non-current assets consisted of the following:

	December 31, 2018	December 31, 2017
Easements	$1,159	$810
Port access rights	12,671	—
Initial lease costs	9,200	—
Nonrefundable deposits for land	10,810	—
Other	1,415	254
Total other non-current assets	$35,255	$1,064

Port access rights related to the Company’s port lease in Baja California Sur, Mexico, represent capitalized initial direct costs of entering the lease and are amortized straight-line over the lease term as additional rent expense. Payments to incumbent tenants represent capitalized payments made to previous lessees to secure the Company’s port lease in San Juan, Puerto Rico, and are also amortized straight-line over the lease term as additional rent expense. Nonrefundable deposits are primarily related to deposits for planned land purchases in Pennsylvania and Ireland.

15.	Accrued liabilities

As of December 31, 2018 and 2017 accrued liabilities consisted of the following:

	December 31, 2018	December 31, 2017
Accrued construction costs	$41,343	$4,572
Accrued initial public offering costs	5,296	—
Accrued bonuses	12,582	8,620
Other accrued expenses	8,291	4,307
Total	$67,512	$17,499
16.	Long-term debt

As of December 31, 2018 and 2017, long-term debt consisted of the following:

	December 31, 2018	December 31, 2017
Term Loan Facility, due December 2019	$272,192	$—
Montego Bay Loan, due June 2023	—	36,504
Miami Loan, Due November 2019	—	38,749
Total debt	$272,192	$75,253

Current portion of long-term debt	$272,192	$5,828
Non-current portion of long-term debt	—	69,425

New Term Loan Facility

On December 31, 2018, the Company amended its Term Loan Facility (the “Term Loan Facility,” discussed below) to borrow up to an aggregate principal amount of $500,000 (the “New Term Loan Facility”) from a syndicate of two lenders. The Company initially borrowed $280,000 under the New Term Loan Facility.

All borrowings under the New Term Loan Facility bear interest at a rate selected by the Company of either (i) the LIBOR divided by one minus the applicable reserve requirement plus a spread of 4% or (ii) subject to a floor of 1%, a Base Rate equal to the higher of (a) the Prime Rate, (b) the Federal Funds Rate plus 1/2 of 1% or (c) the 1-month LIBOR rate plus 1.00% plus a spread of 3.0%. The New Term Loan Facility is set to mature on December 31, 2019 and is repayable in quarterly installments of $1,250, with a balloon payment due at maturity. The Company has the option to extend the maturity date for two additional six-month periods; upon the exercise of each extension option, the spread on LIBOR and Base Rate increases by 0.5%. To exercise the extension option, the Company must pay a fee equal to 1.0% of the outstanding principal balance at the time of the exercise of the option.

The New Term Loan Facility is secured by mortgages on certain properties owned by the Company’s subsidiaries, in addition to other collateral. The Company is required to comply with certain financial covenants and other restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. The New Term Loan Facility also provides for customary events of default, prepayment and cure provisions.

The Company paid origination and other fees of $13,225 in connection with obtaining the New Term Loan Facility. Refinanced borrowings and associated fees from one lender were accounted for as a debt modification, while refinanced borrowings and associated fees from one lender were accounted for as a debt extinguishment. Financing costs of $9,200 were written off to Loss on extinguishment of debt in the consolidated statements of operations and comprehensive loss including $2,820 of unamortized deferred financing costs and $6,380 of financing fees incurred in connection with the amendment of the Term Loan Facility. Of the $13,225 of fees paid in conjunction with obtaining the New Term Loan Facility, the Company capitalized $5,640 as a reduction in current portion of long-term debt on the consolidated balance sheets, all of which was unamortized as of December 31, 2018.

Term Loan Facility

On August 16, 2018, the Company entered into a Term Loan Facility to borrow up to an aggregate principal amount of $240,000. Borrowings under the Term Loan Facility bore interest at a rate selected by the Company of either (i) a LIBOR based rate, plus a spread of 4.0%, or (ii) subject to a floor of 1%, a Base Rate equal to the higher of (a) the Prime Rate, (b) the Federal Funds Rate plus 1⁄2 of 1% or (c) the 1-month LIBOR rate plus the difference between the applicable LIBOR margin and Base Rate margin, plus a spread of 3.0%. The Term Loan Facility was set to mature on August 14, 2019 and was repayable in quarterly installments of $600, with a balloon payment due on the maturity date. The Term Loan Facility was secured by mortgages on certain properties owned by the Company’s subsidiaries, in addition to other collateral.

The proceeds from the Term Loan Facility were used to repay the MoBay Loan and Miami Loan (both defined below). The Mobay Loan was extinguished and the unamortized deferred financing costs at the time of repayment of $1,404, as well as a prepayment fee of $345, were recorded within Loss on extinguishment of debt in the consolidated statements of operations and comprehensive loss. The outstanding principal balance of the Miami Loan at the time of repayment was $38,707; the Company agreed to repay lenders $37,255 to extinguish the liability, and as such a gain on extinguishment of $1,452 was recorded within Loss on extinguishment of debt in the consolidated statements of operations and consolidated loss.

The Company paid origination and other fees of $9,197. One lender participating in the Miami Loan continued to participate in the Term Loan Facility and the Company has accounted for fees associated with this lender as a modification. Of the fees paid in conjunction with obtaining the Term Loan Facility, $4,106 were recorded as a reduction in current portion of long-term debt on the consolidated balance sheets.

Montego Bay Loan

In June 2016, NFE North Holdings Limited, a subsidiary, entered into a Syndicated Loan Agreement (the “MoBay Loan”) with National Commercial Bank Jamaica Limited for an aggregate amount of $44,000, maturing on June 5, 2023, in connection with the construction of the LNG terminal in Montego Bay, Jamaica. The MoBay Loan was to be repaid in 77 monthly payments of $452 commencing from December 6, 2016, and a final balloon payment of $9,172 due on the maturity date. Borrowings under the loan bore interest at 8.1%. The MoBay Loan was secured by the LNG terminal in Montego Bay, Jamaica.

During the construction period of certain projects in 2016, related interest expense and borrowings costs were capitalized as such costs were directly attributed to the construction. The capitalized interest was amortized as part of the capitalized cost of the asset that is subject to a direct finance lease upon its completion. Interest expense, inclusive of amortized debt fees, for the year ended December 31, 2018, 2017 and 2016 totaled $2,402, $3,611 and $1,990 respectively.

The Company used the net proceeds of the Term Loan Facility entered into in August 2018 to repay the MoBay Loan.

Miami Loan

In November 2014, LNG Holdings (Florida) LLC (“LHFL”), a controlled subsidiary, entered into a credit agreement (the “Miami Loan”) with a bank for an initial aggregate amount of $40,000, maturing on May 24, 2018, in connection with the construction of an LNG facility in Hialeah, Florida. Borrowings under the Miami Loan bore interest at a rate selected by LHFL of either (i) a LIBOR based rate, with a floor of 1.00%, plus a spread of 5.00%, or (ii) subject to a floor of 2%, a Base Rate equal to the higher of (a) the Prime Rate, (b) the Federal Funds Rate plus ½ of 1% or (c) the 1-month LIBOR rate plus the difference between the applicable LIBOR margin and Base Rate margin, plus a spread of 4.00%. Subject to certain conditions, the Miami Loan could be extended for an additional term of up to 18 months. If the Miami Loan was extended past the original maturity date, the spread on LIBOR and Base Rate increases to 5.50% and 4.50%, respectively. The Miami Loan also required unused commitment fees of 1.25% per annum on undrawn amounts. The Miami Loan was secured by all of the assets of LHFL, which consists primarily of the Miami Facility.

The Miami Loan required periodic payments of interest on either a monthly, quarterly or semi-annual basis, depending upon the interest rate option selected by LHFL. In addition, with respect to LIBOR based borrowings, LHFL, at its option, could elect to defer up to ten interest periods outstanding at any point in time. The Miami Loan also required annual amortization in an amount equal to 1% of the amount outstanding. The Miami Loan could be prepaid without penalty after the first anniversary of the closing of the Miami Loan. At the time of the extinguishment of the debt in August 2018 and as of December 31, 2017 and 2016, interest was calculated on the borrowing based on a one-month LIBOR rate (1% floor) plus a spread of 5%, bearing a total interest rate of 7.58%, 6.57% and 6.00%, respectively. Interest expense, inclusive of amortized debt fees for the years ended December 31, 2018, 2017 and 2016, totaled $1,987, $2,845 and $2,740 respectively.

On May 16, 2018, the Company extended the maturity to November 2019. To execute the extension option, the Company paid an extension fee of $388, equating to 1% of the outstanding principal at the time.

The Company used the net proceeds of the Term Loan Facility entered into in August 2018 to repay the Miami Loan.

17.	Income taxes

The Company operates in the U.S. and multiple foreign jurisdictions. As a pass-through entity for U.S. federal tax purposes, no income tax provision or benefit for U.S. income taxes has been recorded for the periods presented.

Jamaica

The Company’s subsidiaries incorporated in Jamaica are subject to income tax which is computed at 25% of the relevant subsidiaries’ results for the year, adjusted for tax purposes.

The provision / (benefit) for the taxes on income consists of the following:

	December 31, 2018	December 31, 2017	December 31, 2016
Current income tax	$7	$5	$—
Deferred income tax	(345)	521	(361)
Total	$(338)	$526	$(361)

The effective tax rate for the year-ended December 31, 2018, 2017 and 2016 was 0.4%, (1.7%) and 1.1%, respectively. As a pass through entity, the Company’s statutory rate is 0% and the entire difference between the statutory and effective rate is attributable to foreign taxes. Deferred income tax assets are recognized for tax loss carry-forwards in certain of the Company’s foreign subsidiaries to the extent that it is more likely than not that the Company will realize the related tax benefit through future taxable profits. Management, through the reversal of temporary differences, tax-planning assessment and consideration of the relevant subsidiaries fixed revenue streams, believes that it is more likely than not that tax loss carry-forwards will be fully utilized by all but one of the subsidiaries in future reporting periods. These tax loss carry-forwards do not expire. For the year ended December 31, 2018 we have provided a valuation allowance of $241 on the deferred tax asset relating to tax loss carry-forwards.

The following represents the approximate tax effect of each significant type of temporary difference giving rise to the deferred income tax asset (liability):

	December 31, 2018	December 31, 2017
Deferred tax liabilities:
Accelerated tax depreciation taken on PPE/finance lease and other temporary differences	$(7,579)	$(5,193)

Deferred tax assets:
Net operating loss	4,824	3,597
Future interest deduction	3,181	1,436
Total deferred tax asset	8,005	5,033
Valuation Allowance	(241)	—
Net deferred tax asset (liability)	$185	$(160)

Bermuda

The Company has subsidiaries incorporated in Bermuda. Under current Bermuda law, the Company is not required to pay taxes in Bermuda on either income or capital gains. The Company has received an undertaking from the Bermuda government that, in the event of income or capital gain taxes being imposed, it will be exempted from such taxes until the period 2035.

18.	Commitments and contingencies

In conjunction with its principal business activities, the Company enters into various firm commitments in the purchase, production and transportation of LNG and natural gas. Such agreements may include options related to the price of quantities of natural gas under gas purchase and sale agreements, LNG purchase agreements, or options related to the duration of time charters for shipping cargoes. The exercise of these options is dependent upon conditions being fulfilled by the option’s holder and future LNG market levels. At the balance sheet date, the estimated future cash payments related to outstanding contractual commitments, at market prices as of December 31, 2018, is summarized as follows:

	2019	2020	2021	2022	2023
LNG inventory purchases	$171,489	$452,893	$—	$—	$—
Gas inventory purchases	4,007	3,210	—	—	—

LNG inventory purchases and other

The future cash payments summarized above represent the Company’s minimum firm purchase commitment as of December 31, 2018. The 2019 commitment for LNG inventory purchases excludes the $16,170 prepaid balance as of December 31, 2018. The amounts disclosed above is for the 29 firm cargoes of 1.05 million gallons of LNG (86.7 million MMBtu) and excludes the two optional cargoes. During the years ended December 31, 2018 and 2017, the Company made purchases of $72,161 and $74,278 under unconditional purchase agreements, respectively.

Natural gas supply purchase obligations

As of December 31, 2018, the Company was a party to a contractual purchase commitment with a remaining term of 22 months. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. For agreements for supply where there is an active markets, such agreements qualify for and the Company elected the normal purchase exception under the derivatives guidance; therefore, the purchases under these contracts are included in Inventory and Cost of sales as incurred.

The Company’s lease obligations are discussed in Note 21, Leases, as lessee.

In addition to the above disclosed commitments, in September 2016 the Company made a commitment of up to an estimated $180,000 to build a gas-fired combined heat and power plant in Jamaica under a Joint Development Agreement with a third party prior to commercial agreements being finalized. In August and October 2017, respectively, a PPA and SSA were executed, obligating the Company to complete the development subject to the conditions set forth in those agreements.

Contingencies

As of December 31, 2016, the Company had accrued for $1,204 of tangible personal property tax levied in the State of Florida in respect of the LNG Plant in Hialeah, Florida. During 2017, the Company paid this amount in full and subsequently took legal proceedings to challenge the tax amount for a full or partial rebate. The Company successfully challenged the tax amount, including penalties, and received a full rebate. The State of Florida has appealed the determination and the Company repaid the rebate amount in order to avoid penalties and charges while the appeal is under consideration.

As of the date at which these consolidated financial statements were issued, the appeal has not been concluded. Should the State of Florida lose the appeal the Company expects a full refund which will be recognized as a gain contingency recognized in earnings when the cash is received.

19.	Members’ equity

In February 2017, an existing Member purchased 2,500 additional shares for $50.

On December 29, 2017, 2,314,752 common shares (no par value) were subscribed for consideration of $70,050 and recorded within Members’ capital on the consolidated balance sheets. Of the total amount subscribed, $20,050 was received during 2017 and $50,000 was received after December 31, 2017 which was recorded as Stock subscriptions receivable offsetting Members’ capital on the consolidated balance sheets.

In January 2018, the Company issued 665,843 common shares (no par value) for $20,150 in proceeds.

20.	Employee benefit plans

The Company operates a defined contribution plan through a Jamaican service provider for Jamaican employees. For the years ended December 31, 2018, 2017 and 2016, expense for the defined contribution plan totaled $50, $46 and $27, respectively, and is included within Cost of sales in the consolidated statements of operations and comprehensive loss.

21.	Leases, as lessee

During the years ended December 31, 2018, 2017 and 2016, the Company recognized rental expense for all operating leases of $23,687, $17,369 and $3,539, respectively, related primarily to LNG vessel time charters, office space, a land site lease and marine port berth leases.

One of the land site leases is held with an affiliate (see Note 22) of the Company and has an initial term up to five years with a renewal for an additional five years and a 2.5% annual lease payment escalation. The marine port berth lease has an initial term up to 10 years with a 12-year renewal option and a 15% annual lease payment escalation after year five. One of the LNG vessel time charters contains a three-month renewal option and the second contains no renewal option and a 2% annual lease payment escalation in year three. Leased office space in Miami contains two additional renewal options for five years each and a 3% annual lease payment escalation. Leased office space in Montego Bay contains a one-year renewal option and 5% annual lease payment escalation.

Future minimum lease payments under non-cancellable operating leases are as follows:

Year ending December 31:
2019	$13,361
2020	7,708
2021	6,327
2022	6,442
2023	6,559
Thereafter	20,480
Total	$60,877
22.	Related party transactions

Management services

In the ordinary course of business, Fortress, through affiliated entities, charges the Company for administrative and general expenses incurred. The portion of such charges that are attributable to the Company totaled $5,741, $3,866 and $2,214 for years ended December 31, 2018, 2017 and 2016, respectively, and are included within Selling, general and administrative in the consolidated statements of operations and comprehensive loss. As of December 31, 2018 and 2017, $3,884 and $2,054 were due to Fortress, respectively.

The Company is controlled by a Member who owned or leased an aircraft that the Company chartered from a third-party aircraft operator for business purposes in the course of operations. The Company paid the aircraft operator market rates for the charters of $1,873, $2,917 and $1,592 for the years ended December 31, 2018, 2017 and 2016, respectively, and these amounts are included in the activity and balances disclosed above.

Land and office lease

The Company has a land and office lease with Florida East Coast Industries, LLC (“FECI”) an affiliate of the Company. The expense for the years ended December 31, 2018, 2017 and 2016 totaled $260, $285 and $302, respectively, and is included within Operations and maintenance in the consolidated statements of operations and comprehensive loss. As of December 31, 2018 and 2017, $597 and $37 were due to FECI, respectively.

DevTech Investment

In August 2018, the Company entered into a consulting arrangement with DevTech Environment Limited (“DevTech”), to provide business development services to increase the customer base of the Company. DevTech also contributed cash consideration in exchange for a 10% interest in a consolidated subsidiary. The 10% interest is reflected as non-controlling interest in the Company’s consolidated financial statements. Additionally, DevTech purchased 10% of a note payable due to an affiliate of the Company for $755. The outstanding note payable due to DevTech is included in Other long-term liabilities in the consolidated balance sheet as of December 31, 2018. For the year ended December 31, 2018, interest expense on the note payable due to DevTech was $18.

Florida East Coast Railway (“FECR”)

The Company was affiliated with FECR, an entity previously majority-owned by an affiliate of Fortress, and sells LNG to FECR under a purchase and sale agreement entered into in December 2016. FECR was sold by Fortress on June 30, 2017, and from that date FECR was no longer considered to be affiliated with the Company. During the six months ended June 30, 2017 and the year ended December 31, 2016, the Company made sales of LNG to FECR totaling $1,618 and $329, respectively, for the period FECR was affiliated with the Company.

Fortress affiliated entities

Beginning in 2017, the Company provides certain administrative services to related parties including Fortress Energy Partners (“FEP”) that is billed on a yearly basis. As of December 31, 2018 and 2017, $525 and $131 were due from affiliates, respectively. There are no costs incurred by the Company as we are fully reimbursed, and is currently a receivable outstanding.

Due to/from Affiliates

The tables below summarizes the balances outstanding with affiliates at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Amounts due to affiliates	$4,481	$2,091
Amounts due from affiliates	890	131
23.	Customer concentrations

For the years ended and as of December 31, 2018, 2017 and 2016, revenue from a significant customer constituted 87%, 92% and 61% of total revenues, respectively, and 88%, 92% and 96% of total receivables, respectively. In addition to trade receivables, the Company has primarily leased facilities under direct financing leases to this customer.

As of December 31, 2018, 2017 and 2016, 98%, 97% and 100% of the Finance leases, net balance was attributed to this customer, respectively. During the years ended December 31, 2018, 2017 and 2016, revenues from external customers that were derived from customers located in the United States were $7,214, $4,935 and $319, respectively, and from customers outside of the United States were $105,087, $92,327 and $21,076, respectively, all of which was derived from customers in the Caribbean. The Company attributes revenues from external customers to the country in which the party to the applicable agreement has its principal place of business.

As of December 31, 2018, 2017 and 2016, long lived assets, which are all non-current assets excluding deferred tax assets, intangible assets and available-for-sale securities, located in the United States were $151,729, $88,604 and $76,591, respectively, and long lived assets located outside of the United States was $325,416, $131,300 and $96,859, respectively, primarily located in the Caribbean.

24.	Unaudited quarterly financial data

Summarized quarterly financial data for the years ended December 31, 2018 and 2017 are as follows:

	Three months ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(in thousands of U.S. dollars, except per share data)
Operating Revenue	$25,709	$26,799	$28,424	$31,369
Operating loss	$(9,465)	$(17,141)	$(9,922)	$(21,960)
Net loss attributable to members	$(11,083)	$(18,655)	$(13,609)	$(34,729)
Basic and diluted loss per share	$(0.16)	$(0.28)	$(0.20)	$(0.51)
	Three months ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Operating Revenue	$23,805	$24,531	$23,674	$25,252
Operating loss	$(4,017)	$(3,253)	$(6,538)	$(11,182)
Net loss attributable to members	$(5,590)	$(4,605)	$(9,207)	$(12,269)
Basic and diluted loss per share	$(0.09)	$(0.07)	$(0.14)	$(0.19)

25.	Subsequent events

Formation Transactions

On January 30, 2019, NFE completed its IPO and a series of other transactions (together, the “Formation Transactions”).

The Formation Transactions consisted of the following:

•	New Fortress Energy Holdings contributed all of its interests in its operating subsidiaries and its limited assets and liabilities to NFI in exchange for NFI LLC Units;
•	NFE issued 20,000,000 Class A shares in the IPO, representing limited liability company interests with 100% of the economics rights in NFE, at an IPO price of $14.00 per Class A share;
•	NFE contributed the net proceeds from the IPO to NFI in exchange for 20,000,000 NFI LLC Units; and
•	New Fortress Energy Holdings received 147,048,824 of Class B shares of NFE which is equal to the number of NFI LLC Units held by the Company immediately following the IPO.

Following the Formation Transactions, NFE became a publicly-traded holding company whose only material asset consists of membership interests in NFI, which will own all of the outstanding membership interests in the operating subsidiaries contributed by New Fortress Energy Holdings. NFE became the sole managing member of NFI, and will be responsible for all operational, management and administrative decisions relating to NFI’s business.

The contribution of the assets of New Fortress Energy Holdings and net proceeds from the Offering to NFI was treated as a reorganization of entities under common control. As a result, NFE will retrospectively present the consolidated balances sheets and statements of operations and comprehensive loss of New Fortress Energy Holdings for all current and comparative periods presented beginning with its first quarter 2019 financial statements.

On March 1, 2019, the underwriters exercised their option to purchase an additional 837,272 Class A shares at the IPO price of $14.00 per share, less underwriting discounts, which resulted in $11.0 million in additional net proceeds after deducting $0.7 million of underwriting discounts and commissions, such that there are 20,837,272 outstanding Class A shares.

On March 5, 2019, the Company entered into a contract with the Puerto Rico Electric Power Authority (“PREPA”) for the supply of natural gas and conversion of Units 5 and 6 of the San Juan Combined Cycle Power Plant. The initial term of the contract is five years, with options for PREPA to extend for three additional five-year periods. The Company will supply natural gas to the power plant from its micro fuel handling facility in the Port of San Juan. The conversion of San Juan Units 5 and 6 and the development of the micro fuel handling facility are anticipated to be complete by mid-2019.

On March 21, 2019, the Company drew an additional $220 million on the Term Loan Facility. Total principal amounts outstanding after this draw are $500 million. The Company has the option to extend the maturity date for two additional six-month periods; upon the exercise of each extension option, the spread on LIBOR and Base Rate increases by 0.5%. To exercise the extension option, the Company would pay a fee equal to 1.0% of the outstanding principal balance at the time of the exercise of the option.

Schedule II

Description	Balance at Beginning of Year	Additions(1)	Balance at End of Year
Year ended December 31, 2018
Allowance for doubtful accounts	$—	$257	$257

Year ended December 31, 2017
Allowance for doubtful accounts	—	—	—

Year ended December 31, 2016
Allowance for doubtful accounts	—	—	—
(1)	Amount expensed is included within Selling, general and administrative.

All other schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements of the Company or the notes thereto.