Form 10-Q
period 2019-03-31
New Fortress Energy LLC
filed 2019-05-15
CIK 1749723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to__________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A shares, representing limited liability company interests	“NFE”	NASDAQ Global Select Market

As of May 9, 2019, the registrant had 20,837,272 Class A shares and 147,058,824 Class B shares outstanding.

i

GLOSSARY OF TERMS

As commonly used in the liquefied natural gas industry, to the extent applicable and as used in this Quarterly Report on Form 10-Q (“Quarterly Report”), the terms listed below have the following meanings:

Btu
the amount of heat required to raise the temperature of one avoirdupois pound of pure water from 59 degrees Fahrenheit to 60 degrees Fahrenheit at an absolute pressure of 14.696 pounds per square inch gage

CAA	Clean Air Act

CERCLA	Comprehensive Environmental Response, Compensation and Liability Act

CWA	Clean Water Act

DOE	U.S. Department of Energy

FERC	Federal Energy Regulatory Commission

GAAP	generally accepted accounting principles in the United States

GHG	greenhouse gases

GSA	gas sales agreement

Henry Hub	a natural gas pipeline located in Erath, Louisiana that serves as the official delivery location for futures contracts on the New York Mercantile Exchange

ISO container	International Organization of Standardization, an intermodal container

LNG	natural gas in its liquid state at or below its boiling point at or near atmospheric pressure

MMBtu	one million Btus, which corresponds to approximately 12.1 LNG gallons

MW	megawatt. We estimate 2,500 LNG gallons would be required to produce one megawatt

NGA	Natural Gas Act of 1938, as amended

non-FTA countries	countries without a free trade agreement with the United States providing for national treatment for trade in natural gas and with which trade is permitted

OPA	Oil Pollution Act

OUR	Office of Utilities Regulation (Jamaica)

PHMSA	Pipeline and Hazardous Materials Safety Administration

PPA	power purchase agreement

SSA	steam supply agreement

TBtu	one trillion Btus, which corresponds to approximately 12,100,000 LNG gallons

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements regarding, among other things, our plans, strategies, prospects and projections, both business and financial. All statements contained in this Quarterly Report other than historical information are forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance or our projected business results. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “targets,” “potential” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	our limited operating history;

•	loss of one or more of our customers;

•	inability to procure LNG on a fixed-price basis, or otherwise to manage LNG price risks, including hedging arrangements;

•	the completion of construction on our LNG terminals, power plants or Liquefaction Facilities (as defined herein) and the terms of our construction contracts for the completion of these assets;

•
cost overruns and delays in the completion of one or more of our LNG terminals, power plants or Liquefaction Facilities, as well as difficulties in obtaining sufficient financing to pay for such costs and delays;

•	our ability to obtain additional financing to effect our strategy;

•	failure to produce or purchase sufficient amounts of LNG or natural gas at favorable prices to meet customer demand;

•	hurricanes or other natural or manmade disasters;

•	failure to obtain and maintain approvals and permits from governmental and regulatory agencies;

•	operational, regulatory, environmental, political, legal and economic risks pertaining to the construction and operation of our facilities;

•	inability to contract with suppliers and tankers to facilitate the delivery of LNG on their chartered LNG tankers;

•	cyclical or other changes in the demand for and price of LNG and natural gas;

•	failure of natural gas to be a competitive source of energy in the markets in which we operate, and seek to operate;

•	competition from third parties in our business;

•	inability to re-finance our outstanding indebtedness or implement our financing plans;

•	changes to environmental and similar laws and governmental regulations that are adverse to our operations;

•	inability to enter into favorable agreements and obtain necessary regulatory approvals;

•	the tax treatment of us or of an investment in our Class A shares;

•	a major health and safety incident relating to our business;

•	increased labor costs, and the unavailability of skilled workers or our failure to attract and retain qualified personnel; and

•	risks related to the jurisdictions in which we do, or seek to do, business, particularly Florida, Puerto Rico, Jamaica, and other jurisdictions in the Caribbean.

All forward-looking statements speak only as of the date of this Quarterly Report. When considering forward-looking statements, you should keep in mind the risks set forth under “Item 1A. Risk Factors” and other cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 (our “Annual Report”), this Quarterly Report and in our other filings with the Securities and Exchange Commission (the “SEC”). The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no duty to update these forward-looking statements, even though our situation may change in the future. Furthermore, we cannot guarantee future results, events, levels of activity, performance, projections or achievements.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

New Fortress Energy LLC
Condensed Consolidated Balance Sheets
As of March 31, 2019 and December 31, 2018
(Unaudited, in thousands of U.S. dollars, except share amounts)

	March 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$359,450	$78,301
Restricted cash	30	30
Receivables, net of allowances of $727 and $257, respectively	31,647	28,530
Finance leases, net	993	943
Inventory	27,002	15,959
Prepaid expenses and other current assets	12,380	30,017
Total current assets	431,502	153,780

Investment in equity securities	4,552	3,656
Restricted cash	57,521	22,522
Construction in progress	343,963	254,700
Property, plant and equipment, net	102,012	94,040
Finance leases, net	91,910	92,207
Deferred tax asset, net	78	185
Intangibles, net	42,297	43,057
Other non-current assets	42,784	35,255
Total assets	$1,116,619	$699,402

Liabilities
Current liabilities
Term loan facility	$488,331	$272,192
Accounts payable	28,223	43,177
Accrued liabilities	53,921	67,512
Due to affiliates	7,598	4,481
Other current liabilities	16,672	17,393
Total current liabilities	594,745	404,755

Deferred tax liability, net	94	―
Other long-term liabilities	12,378	12,000
Total liabilities	607,217	416,755

Commitments and contingences (Note 18)

Stockholders’ equity
Members’ capital, no par value, 500,000,000 shares authorized, 67,983,095 shares issued and outstanding as of December 31, 2018	―	426,741
Class A shares, 20,837,272 shares issued and outstanding as of March 31, 2019; 0 shares issued and outstanding as of December 31, 2018	102,265	―
Class B shares, 147,058,824 shares issued and outstanding as of March 31, 2019; 0 shares issued and outstanding as of December 31, 2018	―	―
Accumulated deficit	(25,571)	(158,423)
Accumulated other comprehensive (loss)	―	(11)
Total stockholders’ equity attributable to NFE	76,694	268,307
Non-controlling interest	432,708	14,340
Total stockholders’ equity	509,402	282,647
Total liabilities and stockholders' equity	$1,116,619	$699,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy LLC
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three months ended March 31, 2019 and 2018
(Unaudited, in thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenues
Operating revenue	$26,138	$22,263
Other revenue	3,813	3,446
Total revenues	29,951	25,709

Operating expenses
Cost of sales	33,349	20,765
Operations and maintenance	4,499	1,844
Selling, general and administrative	49,749	11,869
Depreciation and amortization	1,691	696
Total operating expenses	89,288	35,174
Operating loss	(59,337)	(9,465)

Interest expense	3,284	1,603
Other (income) expense, net	(2,575)	32
Loss before taxes	(60,046)	(11,100)
Tax expense (benefit)	246	(187)
Net loss	(60,292)	(10,913)
Net loss attributable to non-controlling interest	46,735	―
Net loss attributable to stockholders	$(13,557)	$(10,913)

Net loss per share – basic and diluted	$(0.96)

Weighted average number of shares outstanding – basic and diluted	14,094,534

Other comprehensive loss:
Net loss	$(60,292)	$(10,913)
Unrealized (gain) on available-for-sale investment	―	(929)
Comprehensive loss	(60,292)	(9,984)
Comprehensive loss attributable to non-controlling interest	46,735	―
Comprehensive loss attributable to stockholders	$(13,557)	$(9,984)

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy LLC
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended March 31, 2019 and 2018
(Unaudited, in thousands of U.S. dollars, except share amounts)

	Members’ Capital			Class A shares			Class B shares			Stock subscription		Accumulated	Accumulated other comprehensive	Non- controlling		Total stockholders’
	Units	Amounts		Shares	Amount		Shares	Amount		receivable		deficit	(loss) income	Interest		equity
Balance as of December 31, 2018	67,983,095		$426,741	―	$	―	―	$	―	$	―	$(158,423)	$(11)		$14,340	$282,647
Activity prior to the IPO and related organizational transactions:
Net loss	―		―	―		―	―		―		―	(7,923)	11		(91)	(8,003)
Effects of the IPO and related organizational transactions:
Issuance of Class A shares in the IPO, net of underwriting discount and offering costs	―		―	20,837,272		32,136	―		―		―	―	―		235,874	268,010
Effects of the reorganization transactions	(67,983,095)		(426,741)	―		51,092	147,058,824		―		―	146,420	―		229,229	―
Activity subsequent to the IPO and related organizational transactions:
Net loss	―		―	―		―	―		―		―	(5,645)	―		(46,644)	(52,289)
Equity-based compensation expense	―		―	―		19,037	―				―	―	―			19,037
Balance as of March 31, 2019	―	$	―	20,837,272		$102,265	147,058,824	$	―	$	―	$(25,571)	$ ―		$432,708	$509,402

Balance as of December 31, 2017	65,665,037		$406,591	―	$	―	―	$	―		$(50,000)	$(80,347)	$2,666	$	―	$278,910
Net loss	―		―	―		―	―		―		―	(10,913)	―		―	(10,913)
Other comprehensive loss	―		―	―		―	―		―		―	―	929		―	929
Capital contributions	665,843		20,150	―		―	―		―		―	―	―		―	20,150
Stock subscription receivable	1,652,215		―	―		―	―		―		50,000	―	―		―	50,000
Balance as of March 31, 2018	67,983,095		$426,741	―	$	―	―	$	―	$	―	$(91,260)	$3,595	$	―	$339,076

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy LLC
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2019 and 2018
(Unaudited, in thousands of U.S. dollars)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(60,292)	$(10,913)
Adjustments for:
Amortization of deferred financing costs	981	174
Depreciation and amortization	1,849	857
Deferred taxes	201	(193)
Change in value of Investment in equity securities	(896)	―
Equity-based compensation	19,037	―
Other	204	168
(Increase) in receivables	(3,102)	(1,826)
(Increase) in inventories	(11,043)	(5,180)
Decrease (Increase) in other assets	15,684	(7,433)
Increase in accounts payable/accrued liabilities	3,567	5,668
Increase in amounts due to affiliates	3,117	457
(Decrease) increase in other liabilities	(355)	255
Net cash used in operating activities	(31,048)	(17,966)

Cash flows from investing activities
Capital expenditures	(136,281)	(41,208)
Principal payments received on finance lease, net	284	238
Net cash used in investing activities	(135,997)	(40,970)

Cash flows from financing activities
Proceeds from borrowings of debt	220,000	―
Payment of deferred financing costs	(4,400)	―
Repayment of debt	(1,250)	(1,457)
Proceeds from IPO	274,948	―
Payment of offering costs	(6,105)	―
Capital contributed from Members	―	20,150
Collection of subscription receivable	―	50,000
Net cash provided by financing activities	483,193	68,693

Net increase in cash, cash equivalents and restricted cash	316,148	9,757
Cash, cash equivalents and restricted cash – beginning of period	100,853	118,331
Cash, cash equivalents and restricted cash – end of period	$417,001	$128,088

Supplemental disclosure of non-cash investing and financing activities:
Changes in accrued construction in progress costs and property, plant and equipment	$(32,946)	$5,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

1.	Organization

New Fortress Energy LLC (“NFE,” together with its subsidiaries, the “Company”) is a Delaware limited liability company formed by New Fortress Energy Holdings LLC (“New Fortress Energy Holdings”) on August 6, 2018. The Company is engaged in providing energy and logistical services to end-users worldwide seeking to convert their operating assets from diesel or heavy fuel oil (“HFO”) to LNG. The Company currently sources LNG from a combination of its own liquefaction facility in Miami, Florida and purchases on the open market. The Company has liquefaction and regasification operations in the United States and Jamaica.

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

(a)	Basis of presentation and principles of consolidation

The condensed consolidated financial statements were prepared in accordance with GAAP. The accompanying unaudited interim condensed consolidated financial statements contained herein reflect all normal and recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position, results of operations and cash flows of the Company for the interim periods presented. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned consolidated subsidiaries. The ownership interest of other investors in consolidated subsidiaries is recorded as a non-controlling interest.  All significant intercompany transactions and balances have been eliminated on consolidation.

On February 4, 2019, the Company completed an initial public offering (“IPO”) and a series of other transactions, in which the Company issued and sold 20,000,000 Class A shares at an IPO price of $14.00 per share. The Company’s Class A shares began trading on NASDAQ Global Select Market (“NASDAQ”) under the symbol “NFE” on January 31, 2019. Net proceeds from the IPO were $257.0 million, after deducting underwriting discounts and commissions and transaction costs. These proceeds were contributed to New Fortress Intermediate LLC (“NFI”), an entity formed in conjunction with the IPO, in exchange for 20,000,000 limited liability company units in NFI (“NFI LLC Units”). In addition, New Fortress Energy Holdings contributed all of its interests in consolidated subsidiaries that comprised substantially all of its historical operations to NFI in exchange for NFI LLC Units. In connection with the IPO, New Fortress Energy Holdings also received 147,058,824 Class B shares of the Company, which is equal to the number of NFI LLC Units held by New Fortress Energy Holdings immediately following the IPO. New Fortress Energy Holdings will retain a significant interest in NFE through its ownership of 147,058,824 Class B shares, representing a 88.0% voting and non-economic interest. New Fortress Energy Holdings also has an 88.0% economic interest in NFI through its ownership of 147,058,824 of NFI LLC Units. New Fortress Energy Holdings has been determined to be NFE’s predecessor for accounting purposes.

On March 1, 2019, the underwriters of the IPO exercised their option to purchase an additional 837,272 Class A shares at the IPO price of $14.00 per share, less underwriting discounts, which resulted in $11.0 million in additional net proceeds after deducting $0.7 million of underwriting discounts and commissions, such that there are 20,837,272 outstanding Class A shares. In connection with the exercise of the underwriters’ option to purchase an additional 837,272 Class A shares, NFE contributed such additional net proceeds to NFI in exchange for 837,272 NFI LLC Units.

NFE is a holding company whose sole material asset is a controlling equity interest in NFI. As the sole managing member of NFI, NFE operates and controls all of the business and affairs of NFI, and through NFI and its subsidiaries, conducts the Company’s historical business. The contribution of the assets of New Fortress Energy Holdings and net proceeds from the IPO to NFI was treated as a reorganization of entities under common control. As a result, NFE presented the condensed consolidated balances sheets and statements of operations and comprehensive loss of New Fortress Energy Holdings for all periods prior to the IPO. The Company’s financial statements also include a non-controlling interest related to the portion of NFI LLC Units not owned by NFE. Prior to the IPO, NFE had no operations and had no assets or liabilities.

(b)	Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include relative fair value allocation between revenue and lease components of contracts with customers, total consideration and fair value of identifiable net assets related to acquisitions and fair value of equity awards granted to both employees and non-employees. Management evaluates its estimates and related assumptions regularly. Changes in facts and circumstances or additional information may result in revised estimates, and actual results may differ from these estimates.

(c)	Investment in equity securities

The Company holds an investment in equity securities. The investment is carried at fair value with gains or losses recorded in earnings in Other (income) expense, net in the condensed consolidated statements of operations and comprehensive loss. At each balance sheet date, the Company evaluates its equity securities with unrealized losses, if any, to determine if an other-than-temporary impairment has occurred. See “Note 9. Investment in equity securities” for more information.

(d)	Legal and contingencies

The Company may be involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. The Company will recognize a loss contingency in the condensed consolidated financial statements when it is probable a liability has been incurred and the amount of the loss can be reasonably estimated. The Company will disclose any loss contingencies that do not meet both conditions if there is a reasonable possibility that a loss may have been incurred. Gain contingencies are not recorded until they are realized.

(e)	Revenue recognition

The Company’s primary revenue stream is the sale of LNG and natural gas to its customers, which is presented as Operating revenue in the condensed consolidated statement of operations and comprehensive loss. Natural gas or LNG is delivered either by pipeline into the customer’s power generation facilities or in containers delivered by truck to customer sites, respectively. Revenues from sales delivered by pipeline to a power generation facility are recognized over time under the output method, as the customer takes control of the natural gas. Revenues from sales delivered by truck are recognized at the point in time at which legal title, physical possession and the risks and rewards of ownership transfer to the customer. Title typically transfers either when the containers are shipped or delivered to the customers’ storage facilities, depending on the terms of the contract. Because the nature, timing and uncertainty of revenues and cash flows are substantially the same under both modes of delivery, we have presented revenue on an aggregated basis.

The Company has concluded that variable consideration included in these agreements meets the exception for allocating variable consideration. As such, the variable consideration for these contracts is allocated to each distinct unit of LNG or natural gas delivered and recognized when that distinct unit of LNG or natural gas is delivered to the customer.

The Company’s contracts with customers to supply natural gas or LNG may contain a lease of equipment. The Company allocates consideration received from customers between lease and non-lease components based on the relative fair value of each component. The fair value of the lease component is estimated based on the market value of the same or similar equipment leased to the customer. The Company estimates the fair value of the non-lease component by forecasting volumes and pricing of gas to be delivered to the customer over the lease term.

The leases of certain facilities and equipment to customers are accounted for as direct financing or operating leases. Direct financing leases, net represents the minimum lease payments due, net of unearned revenue. The lease payments are segregated into principal and interest components similar to a loan. Unearned revenue is recognized on an effective interest method over the lease term and included in Other revenue in the condensed consolidated statements of operations and comprehensive loss. The principal components of the lease payment are reflected as a reduction to the net investment in the finance lease. For the Company’s operating leases, the amount allocated to the leasing component is recognized over the lease term as Other revenue in the condensed consolidated statements of operations and comprehensive loss.

Shipping and handling costs are not considered to be separate performance obligations. These costs are expensed in the period in which they are incurred and presented within Cost of sales in the condensed consolidated statements of operations and comprehensive loss. All such shipping and handling activities are performed prior to the customer obtaining control of the LNG or natural gas.

The Company collects sales taxes from its customers on sales of taxable products and remits such collections to the appropriate taxing authority. The Company has elected to present sales tax collections in the condensed consolidated statements of operations and comprehensive loss on a net basis and, accordingly, such taxes are excluded from reported revenues.

The Company elected the practical expedient under which the Company does not adjust consideration for the effects of a significant financing component for those contracts where the Company expects at contract inception that the period between transferring goods to the customer and receiving payment from the customer will be one year or less.

(f)	Share-Based Compensation

In connection with the IPO, the Company adopted the New Fortress Energy LLC 2019 Omnibus Incentive Plan (the “Incentive Plan”), effective as of February 4, 2019. Under the Incentive Plan, the Company may issue options, stock appreciation rights, restricted shares, restricted stock units (“RSUs”), share bonuses or other share-based awards to selected officers, employees, non-employee directors and select non-employees of NFE or its affiliates. The Company accounts for share-based compensation in accordance with ASC 718, Compensation – Stock Compensation, and ASC 505, Equity, which require all share-based payments to employees and members of the board of directors to be recognized as expense in the condensed consolidated financial statements based on their fair values. The Company has elected not to estimate forfeitures of its share-based compensation, but will recognize the reversal in compensation expense in the period in which the forfeiture occurs. Upon creation of the Incentive Plan, the Company early adopted ASU 2018-07 (as defined below). See “Note 3(b). Adoption of new and revised standards – New and amended standards adopted by the Company” for additional information related to ASU 2018-07 and “Note 20. Share-based compensation” for additional information related to share-based compensation.

(g)	Income taxes

In conjunction with the closing of the Company’s IPO, New Fortress Energy Holdings contributed all of its interests in consolidated subsidiaries that comprised substantially all of its historical operations to NFI in exchange for NFI LLC Units. NFE has elected to be taxed as a corporation and is subject to U.S. federal and state income taxes.

The Company accounts for income taxes in accordance with ASC 740, “Accounting for Income Taxes”  (“ASC 740”), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities by applying the enacted tax rates in effect for the year in which the differences are expected to reverse. Such net tax effects on temporary differences are reflected on the Company’s condensed consolidated balance sheets as deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when the Company believes that it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.

ASC 740 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense.

(h)	Net loss per share

Basic EPS is computed by dividing net loss attributable to Class A shares by the weighted average number of Class A shares outstanding during the period. Class B shares represent non-economic interests in the Company and, as such, earnings are not allocated to Class B shares.

Diluted EPS reflects potential dilution and is computed by dividing net loss attributable to Class A shares by the weighted average number of Class A shares outstanding during the period increased by the number of additional Class A shares that would have been outstanding, including NFI LLC Units convertible into Class A shares and unvested RSUs. The dilutive effect of outstanding awards, if any, is reflected in diluted earnings per share by application of the treasury stock method or if-converted method, as applicable. Refer to “Note 19. Earnings Per Share” for additional information related to earnings per share.

Please refer to "Note 2. Significant Accounting Policies," to our consolidated financial statements from our Annual Report for the discussion of our significant accounting policies.

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

a)	New standards, amendments and interpretations issued but not effective for the financial year beginning January 1, 2019:

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2019, and interim periods beginning after December 15, 2020, with early adoption permitted. The Company will adopt this guidance for the year beginning January 1, 2020 and is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which provides additional guidance to improve the effectiveness of disclosure requirements on fair value measurement. The Company will adopt ASU 2018-13 for the year beginning January 1, 2020 and is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.

b)	New and amended standards adopted by the Company:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) which provides a single comprehensive model for recognizing revenue from contracts with customers and supersedes existing revenue recognition guidance. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. Companies will need to use more judgment and estimates than under the guidance currently in effect, including estimating the amount of variable consideration to recognize over each identified performance obligation. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to defer the effective date of ASU 2014-09 by one year, making it effective for annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019, while also providing for early adoption but not before the original effective date. We adopted the new standard on January 1, 2019 using the modified retrospective method, which requires us to apply the new revenue standard to (i) all new revenue contracts entered into after January 1, 2019 and (ii) all existing revenue contracts as of January 1, 2019 through a cumulative adjustment to our retained earnings balance. The adoption of ASC 606 did not have any impact on our historical retained earnings.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which makes targeted improvements to the accounting for, and presentation and disclosure of, financial instruments. ASU 2016-01 requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. ASU 2016-01 does not affect the accounting for investments that would otherwise be consolidated or accounted for under the equity method. The new standard also impacts financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. Most of the provisions of ASU 2016-01 are effective for the Company for annual periods in fiscal years beginning after December 15, 2018. The Company has adopted this guidance for the year beginning January 1, 2019 by recognizing an immaterial adjustment to beginning retained earnings for our net unrealized gains/losses on equity investments with readily determinable fair values.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on eight specific cash flow issues with an intention to reduce the existing diversity in practice. The Company has adopted this guidance for the year beginning January 1, 2019, and its adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that statements of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. This is intended to limit the treatment of restricted cash in the statement of cash flows as the FASB acknowledged there is currently diversity in practice regarding the presentation of restricted cash within the statement of cash flows. The adoption of this standard resulted in the Company no longer showing the changes in restricted cash balances as a component of cash flows from investing or financing activities but instead including the balances of both current and long-term restricted cash with cash and cash equivalents in total cash, cash equivalents and restricted cash for the beginning and end of the periods presented. The Company has adopted this guidance for the year beginning January 1, 2019.

In February 2018, the FASB issued ASU 2018-02, Income Statement: Reporting Comprehensive Income (Topic 220) which allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for tax effects resulting from the comprehensive tax legislation enacted by the U.S. government commonly referred to as the Tax Cuts and Jobs Act. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has adopted this guidance for the year beginning January 1, 2019. The Company had no tax impacts recorded in accumulated other comprehensive income (loss) prior to adoption of the standard, and therefore adoption of the standard had no impact on the Company’s condensed consolidated financial statements.

In September 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation Improvements to Non-employee Share-Based Payment Accounting (“ASU 2018-07”), which simplifies the accounting for share-based payments granted to non-employees for goods and services. Under ASU 2018-07, most of the guidance on such payments to non-employees will be aligned with the requirements for share-based payments granted to employees. The Company has early adopted ASU 2018-07 upon inception of the Incentive Plan, and its adoption did not have a material impact on the Company’s condensed consolidated financial statements.

4.	Revenue from contracts with customers

Revenue recognized in the Company’s condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2019 and any associated balances on the condensed consolidated balance sheet as of March 31, 2019 prepared under ASC 606 did not differ materially from what would have been presented under the previous revenue standard. As such, no comparison for the results of operations for the three months ended March 31, 2019 and the financial position as of March 31, 2019 under ASC 606 and ASC 605 has been presented.

Under the customer contracts, invoicing occurs once the Company’s performance obligations have been satisfied, at which point payment is unconditional. Receivables related to revenue from contracts with customers totaled $18,862 as of March 31, 2019 and were included in “Receivables, net” on the condensed consolidated balance sheets, net of the allowance for doubtful accounts. Other items included in Receivables, net not related to revenue from contracts with customers represent receivables associated with leases which are accounted for outside the scope of ASC 606.

Transaction price allocated to remaining performance obligations

Some of the Company’s contracts are short-term in nature with a contract term of less than a year. The Company applied the optional exemption not to report any unfulfilled performance obligations related to these contracts.

The Company has arrangements in which LNG or natural gas is sold on a “take-or-pay” basis whereby the customer is obligated to pay for the minimum guaranteed volumes even if it does not take delivery of them. The price under these agreements is based on a market index plus a fixed margin. The fixed transaction price allocated to the remaining performance obligations under these arrangements is $2,552,669 as of March 31, 2019, representing the fixed margin multiplied by the outstanding minimum guaranteed volumes. The Company expects to recognize this revenue over the following time periods. The pattern of recognition reflects the minimum guaranteed volumes in each period:

Period	Revenue
Remainder 2019	$68,334
2020	135,323
2021	134,358
2022	134,358
2023	134,359
Thereafter	1,945,937
Total	$2,552,669

For all other sales contracts that have a term exceeding one year, the Company has elected the practical expedient in ASC 606-10-50-14A under which the Company does not disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. For these excluded contracts, the sources of variability are (a) the fluctuating market index prices of natural gas used to price the contracts, and (b) the variation in volumes that may be delivered to the customer. Both sources of variability are expected to be resolved at or shortly before delivery of each unit of LNG or natural gas. As each unit of LNG or natural gas represents a separate performance obligation, future volumes are wholly unsatisfied.

5.	Fair value

Fair value measurements and disclosures require the use of valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:

•	Level 1 – observable inputs such as quoted prices in active markets for identical assets or liabilities.

•
Level 2 - inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities or market corroborated inputs.

•	Level 3 - unobservable inputs for which there is little or no market data and which require the Company to develop its own assumptions about how market participants price the asset or liability.

The valuation techniques that may be used to measure fair value are as follows:

•	Market approach – uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

•
Income approach – uses valuation techniques, such as discounted cash flow technique, to convert future amounts to a single present amount based on current market expectations about those future amounts.

•	Cost approach – based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).

The following table presents the Company’s financial assets and financial liabilities that are measured at fair value as of March 31, 2019:

	March 31, 2019
	Level 1		Level 2		Level 3		Total	Valuation technique
Assets
Cash and cash equivalents		$359,450	$	―	$	―	$359,450	Market approach
Restricted cash		57,551		―		―	57,551	Market approach
Investment in equity securities		4,552		―		―	4,552	Market approach
Total		$421,553	$	―	$	―	$421,553
Liabilities
Derivative liability(1)	$	―	$	―		$9,704	$9,704	Income approach
Equity agreement(2)		―		―		16,422	16,422	Income approach
Total	$	―	$	―		$26,126	$26,126

(1)	Consideration due to the sellers of Shannon LNG (as defined in “Note 12. Intangible Assets” below) once first gas is supplied from the terminal to be built.
(2)	Paid in shares at the earlier of agreed-upon date in 2020 or the commencement of significant construction activities specified in the Shannon LNG Agreement.

The following table presents the Company’s financial assets and financial liabilities that are measured at fair value as of December 31, 2018:

	December 31, 2018
	Level 1		Level 2		Level 3		Total	Valuation technique
Assets
Cash and cash equivalents		$78,301	$	―	$	―	$78,301	Market approach
Restricted cash		22,552		―		―	22,552	Market approach
Investment in equity securities		3,656		―		―	3,656	Market approach
Total		$104,509	$	―	$	―	$104,509
Liabilities
Derivative liability	$	―	$	―		$9,835	$9,835	Income approach
Equity agreement		―		―		16,924	16,924	Income approach
Total	$	―	$	―		$26,759	$26,759

The Company estimates fair value of the derivative liability and equity agreement using a discounted cash flows method with discount rates based on the average yield curve for bonds with similar credit ratings and matching terms to the discount periods as well as a probability of the contingent event occurring. The Company recorded a gain from fair value adjustment on the derivative liability and equity agreement of $633 within Other (income) expense, net on the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2019.

The Company estimates fair value of outstanding debt using a discounted cash flow method based on current market interest rates for debt issuances with similar remaining years to maturity and adjusted for credit risk. The Company has estimated that the carrying value of the New Term Loan Facility (defined below) approximates fair value. The fair value estimate is classified as Level 3 in the fair value hierarchy.

6.	Restricted cash

As of March 31, 2019 and December 31, 2018, restricted cash consisted of the following:

	March 31, 2019	December 31, 2018
Collateral for performance under customer agreements	$15,095	$15,095
Collateral for LNG purchases	35,927	927
Collateral for letters of credit	6,238	6,238
Other restricted cash	291	292
Total restricted cash	$57,551	$22,552
Current restricted cash	$30	$30
Non-current restricted cash	57,521	22,522

7.	Inventory

As of March 31, 2019 and December 31, 2018, inventory consisted of the following:

	March 31, 2019	December 31, 2018
LNG and natural gas inventory	$26,654	$15,611
Materials, supplies and other	348	348
Total	$27,002	$15,959

Inventory is adjusted to the lower of cost or net realizable value each quarter. Changes in the value of inventory are recorded within Cost of sales in the condensed consolidated statements of operations and comprehensive loss. No adjustments were recorded during the three months ended March 31, 2019 and 2018, respectively.

8.	Prepaid expenses and other current assets

As of March 31, 2019 and December 31, 2018, prepaid expenses and other current assets consisted of the following:

	March 31, 2019		December 31, 2018
Prepaid LNG	$	―	$16,170
Prepaid charter costs		1,522	925
Prepaid expenses		1,959	1,244
Deposits		2,572	1,622
Due from affiliate		1,060	890
Other current assets		5,267	9,166
Total		$12,380	$30,017

Prepaid LNG as of December 31, 2018 consisted of payments for deliveries of 17.0 million gallons (1.4 TBtu) of LNG that had been prepaid by the Company. The Company took delivery of these volumes during the three months ended March 31, 2019.

Other current assets as of March 31, 2019 primarily consisted of sales taxes receivable related to our operations in Jamaica. Other current assets as of December 31, 2018 primarily consisted of IPO issuance costs incurred which were netted against issuance proceeds upon completion of the IPO.

9.	Investment in equity securities

Through March 31, 2019, the Company invested in equity securities of an international oil and gas drilling contractor. The following tables present the number of shares, cost and fair value of the investment:

	March 31, 2019
(in thousands of U.S. dollars except shares)	Number of Shares	Cost	Fair value
Investment in equity securities	1,476,280	$3,667	$4,552

	December 31, 2018
(in thousands of U.S. dollars except shares)	Number of Shares	Cost	Fair value
Investment in equity securities	1,476,280	$3,667	$3,656

The movement of the equity investment during the three months ended March 31, 2019 is summarized below:

March 31, 2019
Beginning of period	$3,656
Unrealized gain/(loss)	896
End of period	$4,552

The unrealized gain of $896 for the three months ended March 31, 2019 is included within Other (income) expense, net in the condensed consolidated statements of operations and comprehensive loss.

10.	Construction in progress

The Company’s construction in progress activity during the three months ended March 31, 2019 is detailed below:

March 31, 2019
Balance at beginning of period	$254,700
Additions	94,936
Transferred to property, plant and equipment, net (Note 11)	(5,673)
Balance at end of period	$343,963

Interest expense of $3,669 and $0 was capitalized for the three months ended March 31, 2019 and 2018, respectively, inclusive of amortized debt issuance costs disclosed in “Note 16. Debt.”

11.	Property, plant and equipment, net

As of March 31, 2019 and December 31, 2018 the Company’s property, plant and equipment, net consisted of the following:

	March 31, 2019	December 31, 2018
LNG liquefaction facilities	$67,924	$65,631
ISO containers and other equipment	18,421	15,873
Land	16,588	12,779
Leasehold improvements	8,054	7,229
Vehicles	1,184	1,178
Computer equipment	808	741
Accumulated depreciation	(10,967)	(9,391)
Total property, plant and equipment, net	$102,012	$94,040

Depreciation for the three months ended March 31, 2019 and 2018 totaled $1,580 and $857, respectively, of which $158 and $161 is respectively included within Cost of sales in the condensed consolidated statements of operations and comprehensive loss.

12.	Intangible assets

On November 9, 2018, the Company entered into an agreement to acquire the entire issued share capital of Shannon LNG Limited and Shannon LNG Energy Limited (together, "Shannon LNG"). Shannon LNG was previously formed to construct and operate a terminal, pipeline and related infrastructure in order to deliver natural gas to downstream customers in Ireland. In connection with the acquisition, the Company recognized intangible assets related to favorable lease agreements and permits.

The following table summarizes the composition of intangible assets as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life
Shannon LNG leases and permits	$42,700	$403	$42,297	40 to 91
Total intangible assets	$42,700	$403	$42,297

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life
Shannon LNG leases and permits	$43,191	$134	$43,057	40 to 91
Total intangible assets	$43,191	$134	$43,057

As of March 31, 2019, the weighted-average remaining amortization periods for the intangible assets is 39.87 years.

13.	Finance leases, net

The Company placed its storage and regasification LNG terminal in Montego Bay, Jamaica into service on October 30, 2016, which has been accounted for as a direct finance lease. In addition, the Company has also entered into other arrangements to lease equipment to customers which are accounted for as direct finance leases. The components of the direct finance leases as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018
Finance leases	$302,860	$306,832
Unearned income	(209,957)	(213,682)
Total finance leases, net	$92,903	$93,150
Current portion	$993	$943
Non-current	91,910	92,207

Receivables related to the Company’s direct finance leases are primarily with a public utility that generates consistent cash flow. Therefore, the Company does not expect a material impact to the results of operations or financial position due to nonperformance from such counterparty.

14.	Other non-current assets

As of March 31, 2019 and December 31, 2018, Other non-current assets consisted of the following:

	March 31, 2019	December 31, 2018
Easements	$1,149	$1,159
Port access rights	12,671	12,671
Initial lease costs	9,200	9,200
Nonrefundable deposit	10,650	10,810
Upfront payments to customers	6,350	―
Other	2,764	1,415
Total other non-current assets	$42,784	$35,255

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

Upfront payments to customers consist of amounts the Company has paid in relation to two natural gas sales contracts with customers. Under these agreements, the Company has made payments of $5,000 and is obligated to make an additional payment of $1,350 to the customers in order to construct fuel-delivery infrastructure that the customers will own.

15.	Accrued liabilities

As of March 31, 2019 and December 31, 2018 accrued liabilities consisted of the following:

	March 31, 2019	December 31, 2018
Accrued construction costs	$24,527	$41,343
Accrued IPO costs	833	5,296
Accrued vessel charter costs	5,416	―
Accrued bonuses	9,105	12,582
Other accrued expenses	14,040	8,291
Total	$53,921	$67,512

16.	Debt

As of March 31, 2019 and December 31, 2018, the Company’s current debt consisted of the New Term Loan Facility and the Term Loan Facility (as defined below) with balances of $488,331 and $272,192, respectively.

New Term Loan Facility

On August 16, 2018, the Company entered into a Term Loan Facility (as may be amended, from time to time, the “Term Loan Facility”). On December 31, 2018, the Company amended its previous Term Loan Facility to borrow up to an aggregate principal amount of $500,000 (the “New Term Loan Facility”) from a syndicate of two lenders. The Company initially borrowed $280,000 under the New Term Loan Facility. On March 21, 2019, the Company drew an additional $220,000 under the New Term Loan Facility, bringing the Company’s total outstanding borrowings to $500,000 under the New Term Loan Facility.

All borrowings under the New Term Loan Facility bear interest at a rate selected by the Company of either (i) the LIBOR divided by one minus the applicable reserve requirement plus a spread of 4.0% or (ii) subject to a floor of 1.0%, a Base Rate equal to the higher of (a) the Prime Rate, (b) the Federal Funds Rate plus 1/2 of 1.0% or (c) the 1-month LIBOR rate plus 1.0% plus a spread of 3.0%. The New Term Loan Facility is set to mature on December 31, 2019 and is repayable in quarterly installments of $1,250, with a balloon payment due at maturity. The Company has the option to extend the maturity date for two additional six-month periods; upon the exercise of each extension option, the spread on LIBOR and Base Rate increases by 0.5%. To exercise the extension option, the Company must pay a fee equal to 1.0% of the outstanding principal balance at the time of the exercise of the option.

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

The Company paid $4,400 of additional fees in connection with the $220,000 draw on the New Term Loan Facility. These fees were capitalized as a reduction to the New Term Loan Facility on the condensed consolidated balance sheets. The total unamortized deferred financing costs as of March 31, 2019 was $10,419.

Interest and related amortization of debt issuance costs recognized during major development and construction projects are capitalized and included in the cost of the project. Amortization of debt issuance costs were $2,064 and $174 for the three months ended March 31, 2019 and 2018, respectively, of which $1,083 and $0 were capitalized, respectively.

17.	Income taxes

In connection with the IPO, NFE contributed the net proceeds from the IPO to NFI in exchange for NFI LLC Units, and NFE became the managing member of NFI. NFI is a limited liability company that is treated as a partnership for U.S. federal income tax purposes and for most applicable state and local income tax purposes. As a partnership, NFI is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by NFI is passed through to and included in the taxable income or loss of its members, including NFE, on a pro rata basis, subject to applicable tax regulations. NFE is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its allocable share of any taxable income or loss of NFI. Additionally, NFI and its subsidiaries are subject to income taxes in the various foreign jurisdictions in which they operate.

In connection with the IPO, NFE recorded a deferred tax asset related to the differential between its outside basis in its investment in NFI and NFE’s share of the basis of the assets of NFI, which was $44,473 at February 4, 2019.

The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. As of March 31, 2019, the Company concluded, based on the weight of all available positive and negative evidence, those deferred tax assets recorded as part of the IPO are not more likely than not to be realized and accordingly, a full valuation allowance has been recorded on this deferred tax asset as of March 31, 2019.

Jamaica

NFI’s subsidiaries incorporated in Jamaica are subject to income tax which is computed at 25% of the relevant subsidiaries’ results for the year, adjusted for tax purposes.

Bermuda

NFI has subsidiaries incorporated in Bermuda. Under current Bermuda law, the Company is not required to pay taxes in Bermuda on either income or capital gains. The Company has received an undertaking from the Bermuda government that, in the event of income or capital gain taxes being imposed, it will be exempted from such taxes until 2035.

Ireland

NFI acquired Shannon LNG on November 9, 2018. The Shannon LNG entities are incorporated in Ireland and had net operating loss carryforwards of approximately $41,395 as of the acquisition date. These losses were evaluated to determine if any would be subject to a limitation resulting from the acquisition. The Company concluded, based on the weight of all available positive and negative evidence, those deferred tax assets relating to the net operating loss carryforwards are not more likely than not to be realized and accordingly, a full valuation allowance has been recorded on these deferred tax assets as of March 31, 2019.

Total Operations

The effective tax rate for the three months ended March 31, 2019 and March 31, 2018 was (0.41)% and 1.69%, respectively. The total tax expense for the three months ended March 31, 2019 was $246, and the total tax benefit for the three months ended March 31, 2018 was $187.

The Company has not recorded a liability for uncertain tax positions as of March 31, 2019. The Company remains subject to periodic audits and reviews by the taxing authorities, and NFE’s returns since its formation remain open for examination.

18.	Commitments and contingencies

Contingencies

As of December 31, 2016, the Company had accrued for $1,204 of tangible personal property tax levied in the State of Florida with respect to the Company’s LNG plant in Hialeah, Florida. During 2017, the Company paid this amount in full and subsequently took legal proceedings to challenge the tax amount for a full or partial rebate. The Company successfully challenged the tax amount, including penalties, and received a full rebate. The State of Florida has appealed the determination and the Company repaid the rebate amount in order to avoid penalties and charges while the appeal is under consideration.

As of the date at which these condensed consolidated financial statements were issued, the appeal has not been concluded. Should the State of Florida lose the appeal the Company expects a full refund which will be recognized as a gain contingency recognized in earnings when the cash is received.

19.	Earnings per share

Three Months Ended March 31, 2019
Numerator:
Net loss	$(60,292)
Less: net loss attributable to non-controlling interests	46,735
Net loss attributable to Class A shares	$(13,557)
Denominator:
Weighted-average shares-basic and diluted	14,094,534
Net loss per share - basic and diluted	$(0.96)

In connection with the IPO, New Fortress Energy Holdings, the Company’s predecessor, effected a one-for-2.16 stock split of its issued and outstanding common shares, resulting in 147,058,824 common shares. Upon the reorganization, New Fortress Energy Holdings obtained the same number of Class B shares in NFE. Class B shares do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted net loss per share for Class B shares under the two-class method has not been presented.

The following table presents potentially dilutive securities excluded from the computation of diluted net loss per share for the periods presented because its effects would have been anti-dilutive.

Three Months Ended March 31, 2019
Unvested RSUs(1)	4,184,183
Class B shares(2)	147,058,824
Shannon Equity Agreement shares(3)	1,416,554
Total	152,659,561

(1)	Represents the number of instruments outstanding at the end of the period.
(2)	Class B shares at the end of the period are considered potentially dilutive Class A shares under application of the if-converted method.
(3)	Class A shares that would be issued in relation to the Shannon LNG Equity Agreement.

20.	Share-based compensation

During the three months ended March 31, 2019, the Company granted RSUs to select officers, employees, non-employee members of the board of directors, and select non-employees under the Incentive Plan.

The Company estimates the fair value of RSUs on the grant date based on the closing price of the underlying shares on the grant date and other fair value adjustments to account for a post-vesting holding period. These fair value adjustments were estimated based on the Finnerty model.

For the three months ended March 31, 2019, there were no forfeitures.

The following table summarizes the RSU activity for the three months ended March 31, 2019:

	Restricted Stock Units	Weighted- average grant date fair value per share
Non-vested RSUs as of December 31, 2018	―	$	―
Granted	5,404,823		13.47
Vested and shares issued	(1,220,640)		13.51
Forfeited	―		―
Non-vested RSUs as of March 31, 2019	4,184,183		$13.46

During the three months ended March 31, 2019, the Company recognized a compensation expense of $19,037, of which $18,968 and $69 are recorded in Selling, general and administrative and Operations and maintenance, respectively. The Company recognizes the income tax benefits resulting from vesting of RSUs in the period they vest, to the extent the compensation expense has been recognized.

As of March 31, 2019, the Company had 4,184,183 non-vested RSUs subject to service conditions and therefore had unrecognized compensation costs of approximately $53,780. The non-vested RSUs will vest over a period from ten months to three years following the grant date. The weighted-average remaining vesting period of non-vested RSUs totaled 1.83 years as of March 31, 2019.

21.	Leases, as lessee

During the three months ended March 31, 2019 and 2018, the Company recognized rental expense for all operating leases of $8,437 and $4,485, respectively, related primarily to LNG vessel time charters, office space, a land site lease and marine port berth leases.

The land site lease is held with an affiliate of the Company and has an initial term up to five years with a renewal for an additional five years and a 2.5% annual lease payment escalation. See “Note 22. Related party transactions.” The marine port berth lease has an initial term up to 10 years with a 12-year renewal option and a 15% annual lease payment escalation after year five. One of the LNG vessel time charters contains a three-month renewal option and the second contains no renewal option and a 2% annual lease payment escalation in year three. During the three months ended March 31, 2019, the Company entered into a third LNG vessel time charter agreement for an initial non-cancellable term of three years. The Company may continue to lease the vessel for up to 15 years with an option to renew for an additional five years. Leased office space in Miami, Florida contains two additional renewal options for five years each and a 3% annual lease payment escalation. Leased office space in Montego Bay, Jamaica contains a one-year renewal option and 5% annual lease payment escalation.

22.	Related party transactions

Management and administrative services

In the ordinary course of business, Fortress Investment Group LLC (“Fortress”), through affiliated entities, has historically charged the Company for administrative and general expenses incurred pursuant to its Management Services Agreement (“Management Agreement”). Upon completion of the IPO, the Management Agreement was terminated and replaced by an Administrative Services Agreement (“Administrative Agreement”) to charge the Company for similar administrative and general expenses. The charges under the Management Agreement and Administrative Agreement that are attributable to the Company totaled $2,779 and $347 for the three months ended March 31, 2019 and 2018, respectively. Costs associated with the Management Agreement and Administrative Agreement are included within Selling, general and administrative in the condensed consolidated statements of operations and comprehensive loss.

In addition to management and administrative services, an affiliate of Fortress owns and leases an aircraft chartered by the Company for business purposes in the course of operations. The Company incurred, at aircraft operator market rates, charter costs of $976 and $233 for the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019 and December 31, 2018, $6,935 and $3,579 were due to Fortress, respectively.

Land and office lease

The Company has a land and office lease with Florida East Coast Industries, LLC (“FECI”) an affiliate of the Company. The expense for the three months ended March 31, 2019 and 2018 totaled $647 and $46, respectively, of which $386 and $0 was capitalized to Construction in progress, $185 and $0 related to the office lease is included in Selling, general and administrative, and $76 and $46 related to the land lease is included within Operations and maintenance, respectively in the condensed consolidated statements of operations and comprehensive loss. As of March 31, 2019 and December 31, 2018, $0 and $597 were due to FECI, respectively.

DevTech Investment

In August 2018, the Company entered into a consulting arrangement with DevTech Environment Limited (“DevTech”), to provide business development services to increase the customer base of the Company. DevTech also contributed cash consideration in exchange for a 10% interest in a consolidated subsidiary. The 10% interest is reflected as non-controlling interest in the Company’s condensed consolidated financial statements. DevTech also purchased 10% of a note payable due to an affiliate of the Company. As of March 31, 2019, $1,073 was owed to DevTech on the note payable. The outstanding note payable due to DevTech is included in Other long-term liabilities in the condensed consolidated balance sheet as of March 31, 2019. For the three months ended March 31, 2019, interest expense on the note payable due to DevTech was $22. As of March 31, 2019, $665 was due from DevTech.

Fortress affiliated entities

Beginning in 2017, the Company provides certain administrative services to related parties including Fortress Energy Partners that is billed on a yearly basis. As of March 31, 2019 and December 31, 2018, $395 and $525 were due from affiliates, respectively. There are no costs incurred by the Company as it is fully reimbursed, and there is currently a receivable outstanding. Additionally, Fortress affiliated entities provide certain administrative services to the Company. As of March 31, 2019 and December 31, 2018, $663 and $305 were due to Fortress affiliates, respectively.

Due to/from Affiliates

The tables below summarizes the balances outstanding with affiliates at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Amounts due to affiliates	$7,598	$4,481
Amounts due from affiliates	1,060	890

23.	Subsequent events

The Company evaluated subsequent events and transactions that occurred up to the date the condensed consolidated financial statements were available to be issued. Based upon this review, the Company did not identify any other subsequent events, not previously disclosed in the condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

You should read “Part II, Item 1A. Risk Factors” and “Cautionary Statement on Forward-Looking Statements” elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and “Part I, Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2018 (our “Annual Report”) for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

The following information should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report. Our financial statements have been prepared in accordance with GAAP. The unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2019 included herein, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year.

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

Overview

We are engaged in providing energy and logistical services to end-users worldwide seeking to convert their operating assets from diesel or heavy fuel oil (“HFO”) to liquefied natural gas (“LNG”). The Company currently has liquefaction and regasification operations in the United States and Jamaica. We currently source LNG from a combination of our own liquefaction facility in Miami, Florida and purchases from third party suppliers. We are developing the infrastructure necessary to supply all of our existing and future customers with LNG produced primarily at our own facilities. We expect that control of our vertical supply chain, from liquefaction to delivery of LNG, will help to reduce our exposure to future LNG price variations and enable us to supply our existing and future customers with LNG at a price that reflects production at our own facilities, reinforcing our competitive standing in the LNG market. Our strategy is simple: we seek to manufacture our own LNG at attractive prices, using fixed-price feedstock, and we seek to sell natural gas (delivered through LNG infrastructure) or gas-fired power to customers that sign long-term, take-or-pay contracts.

Our Current Operations

Our management team has successfully employed our strategy to secure long-term, take-or-pay contracts with Jamaica Public Service Company Limited (“JPS”), the sole public utility in Jamaica, South Jamaica Power Company Limited (“JPC”), an affiliate of JPS, and Jamalco, a joint venture between General Alumina Jamaica Limited (“GAJ”), a subsidiary of Noble Group, and Clarendon Alumina Production Limited, an entity owned by the Government of Jamaica, with a focus on bauxite mining and alumina production in Jamaica (“Jamalco”), each of which is described in more detail below. Certain assets built to service JPS have, and the assets built to service JPC and Jamalco will have, capacity to service other customers. We currently procure our LNG either by purchasing it under a multi-cargo contract from a supplier or by manufacturing it in our natural gas liquefaction, storage and production facility located in Miami-Dade County, Florida (the “Miami Facility”). In the future, we intend to develop the infrastructure necessary to supply our existing and future customers with LNG produced primarily at our own facilities, including our expanded delivery logistics chain in Northern Pennsylvania (the “Pennsylvania Facility” and, together with the Miami Facility, the “Liquefaction Facilities”).

Montego Bay Terminal

Our storage and regasification terminal in Montego Bay, Jamaica (the “Montego Bay Terminal”) serves as our supply hub for the north side of Jamaica, providing gas to JPS to fuel the 145MW Bogue Power Plant in Montego Bay, Jamaica (the “Bogue Power Plant”). The Montego Bay Terminal commenced commercial operations in October 2016 and stores approximately two million gallons of LNG in seven storage tanks. The Montego Bay Terminal also consists of an ISO loading facility that can transport LNG to all of our industrial and manufacturing (“small-scale”) customers across the island. The small-scale business provides their users with an alternative fuel to support their business operations and limit reliance on monopolistic utilities.

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

Results of Operations – Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018

	Three Months Ended March 31,
	2019	2018	Change
Revenues
Operating revenue	$26,138	$22,263	$3,875
Other revenue	3,813	3,446	367
Total revenues	29,951	25,709	4,242
Operating expenses
Cost of sales	33,349	20,765	12,584
Operations and maintenance	4,499	1,844	2,655
Selling, general and administrative	49,749	11,869	37,880
Depreciation and amortization	1,691	696	995
Total operating expenses	89,288	35,174	54,144
Operating loss	(59,337)	(9,465)	(49,872)
Interest expense	3,284	1,603	1,681
Other (income) expense, net	(2,575)	32	(2,607)
Loss before taxes	(60,046)	(11,100)	(48,946)
Tax expense (benefit)	246	(187)	433
Net loss	$(60,292)	$(10,913)	$(49,379)
Net loss attributable to non-controlling interest	46,735	―	46,735
Net loss attributable to stockholders	$(13,557)	$(10,913)	$(2,644)

Revenues

Operating revenue from LNG and natural gas sales for the three months ended March 31, 2019 was $26,138 which increased $3,875 from $22,263 for the three months ended March 31, 2018, primarily driven by gaining three new small-scale customers as well as an increase in consumption at an existing customer due to the customer’s installation of a new gas turbine that consumes approximately 60,500 gallons (5,000 MMBtu) per day.

The increase in Operating revenue was also attributable to additional sales at the Montego Bay Terminal. The delivered volume increased by 3.7 million gallons (306,792 MMBtu) from 22.8 million gallons (1.9 TBtu) for the three months ended March 31, 2018 to 26.5 million gallons (2.2 TBtu) for the three months ended March 31, 2019. Of the delivered volumes, 583,500 gallons (48,223 MMBtu) and 1,213,500 gallons (100,289 MMBtu) were delivered to small-scale networks in the three months ended March 31, 2018 and 2019, respectively.

Other revenue for the three months ended March 31, 2019 was $3,813 which increased $367 from $3,446 for the three months ended March 31, 2018. The Company leases certain facilities and equipment, including the Montego Bay Terminal, to its customers which are accounted for either as direct financing leases or operating leases. We currently generate a majority of Other revenue from interest recognized from direct financing leases or leasing revenue from operating leases. The increase in Other revenue was primarily driven by a direct finance lease and operating leases with small-scale customers.

Cost of sales

Cost of sales for the three months ended March 31, 2019 was $33,349 which increased $12,584 from $20,765 for the three months ended March 31, 2018. The increase in Cost of sales was attributable to increased weighted-average costs of gas from $0.62 per gallon ($7.44 per MMBtu) for the three months ended March 31, 2018 to $0.92 per gallon ($11.07 per MMBtu) for the three months ended March 31, 2019, which is inclusive of boil-off gas. Additionally, the volumes delivered increased by 12% for the three months ended in March 31, 2019 compared to the three months ended March 31, 2018. The Company also incurred an increase in charter costs due to an additional ship charter at a rate of $925 per month.

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

Operations and maintenance

Operations and maintenance relates to costs of operating our Miami Facility as well as our Montego Bay Terminal, exclusive of conversion costs reflected in Cost of sales. Operations and maintenance for the three months ended March 31, 2019 was $4,499, which increased $2,655 from $1,844 for the three months ended March 31, 2018. The increase is primarily a result of higher transportation costs and general maintenance costs at these facilities.

Selling, general and administrative

Selling, general and administrative includes employee travel costs, insurance and costs associated with development activities for projects that are in initial stages and development is not yet probable. Selling, general and administrative also includes compensation expenses for our corporate employees, including our executives, as well as professional fees for our advisors. Selling, general and administrative for the three months ended March 31, 2019, was $49,749, which increased $37,880 from $11,869 for the three months ended March 31, 2018 driven mainly by an increase of $18,968 due to vested restricted stock units (“RSUs”) issued to employees and non-employees after our IPO. Additionally, there was an increase of $4,760 in transaction costs associated with financing activities. The remaining change is due to increased professional fees, development activities and additional headcount.

Depreciation and amortization

Depreciation and amortization for the three months ended March 31, 2019 was $1,691, which increased $995 from $696 for the three months ended March 31, 2018. The increase is primarily a result of additional equipment purchases placed in service for small-scale customers.

Interest expense

Interest expense for the three months ended March 31, 2019 was $3,284, which increased $1,681 from $1,603 for the three months ended March 31, 2018, primarily as a result of additional principal balance outstanding under the New Term Loan Facility (as defined below).

Other (income) expense, net

Other income, net for the three months ended March 31, 2019 was $2,575, which increased $2,607 from a net expense of $32 for the three months ended March 31, 2018, which was driven by changes in fair value of the derivative liability and equity agreement associated with our acquisition of Shannon LNG in November 2018, interest income earned, and the increase in value of an available-for-sale investment, which prior to the adoption of ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities was recorded in Other comprehensive income.

Tax expense (benefit)

Tax expense for the three months ended March 31, 2019 was $246, which increased $433 from a tax benefit of $187 for the three months ended March 31, 2018 due to higher income in Jamaican entities.

Factors Impacting Comparability of Our Financial Results

Our historical results of operations and cash flows are not indicative of results of operations and cash flows to be expected in the future, principally for the following reasons:

•
Our historical financial results only include our Miami Facility, our Montego Bay Terminal and certain small-scale customers. Our historical financial statements only include our Miami Facility, our Montego Bay Terminal and certain small-scale customers and do not include future revenue resulting from long-term, take-or-pay contracts with downstream customers expected from projects under development, including the 190MW Old Harbour power plant operated by JPC in Old Harbour, Jamaica (the “Old Harbour Power Plant”), the dual-fired combined heat and power facility in Clarendon, Jamaica (the “CHP Plant”), the multi-fuel handling facility located in the Port of San Juan, Puerto Rico (the “San Juan Facility”), the LNG regasification terminal in La Paz, Baja California Sur, Mexico (the “La Paz Terminal”), the LNG terminal on the Shannon Estuary near Ballylongford, Ireland (the “Ireland Terminal” and, together with the Old Harbour Terminal (defined below), the Montego Bay Terminal, the San Juan Facility and the La Paz Terminal, our “Terminals”) and the Pennsylvania Facility. Construction of the Old Harbour Power Plant was substantially completed by JPC in December 2018, and commercial operations will begin in the second quarter of 2019.

In addition, we currently purchase the majority of our supply of LNG from third parties. For the three months ended March 31, 2019 and 2018, we sourced 95% and 88%, respectively, of our LNG volumes from third parties. We are in the process of developing in-basin liquefaction facilities that will vertically integrate our supply and substantially reduce the need to source LNG from third parties, which, when combined with lower cost production, should significantly impact our results of operations and cash flows from both contracted and expected downstream sales.

•
Our organizational structure has changed as a result of reorganization transactions completed at the time of our IPO. We completed our IPO on February 4, 2019, and the net proceeds from the IPO were contributed to New Fortress Intermediate LLC (“NFI”), an entity formed in conjunction with the IPO, in exchange for limited liability company units in NFI (“NFI LLC Units”). In addition, New Fortress Energy Holdings contributed all of its interests in consolidated subsidiaries that comprised substantially all of its historical operations to NFI in exchange for NFI LLC Units. NFE is a holding company whose sole material asset is a controlling equity interest in NFI. As the sole managing member of NFI, the Company operates and controls all of the business and affairs of NFI, and through NFI and its subsidiaries, conducts the Company’s historical business.

The contribution of the assets of New Fortress Energy Holdings and net proceeds from the IPO to NFI was treated as a reorganization of entities under common control. NFE has presented the condensed consolidated financial statements of New Fortress Energy Holdings for periods prior to the IPO.

The financial statements of NFE beginning in the first quarter of 2019 allocates a significant portion of the results of operations to New Fortress Energy Holdings, through its non-controlling interest in NFI. NFE has elected to be taxed as a corporation and is subject to U.S. federal and state income taxes, and as such, may recognize a tax expense (benefit), as well as associated deferred tax accounts. For the three months ended March 31, 2019, NFE recorded a valuation allowance on all of its deferred taxes associated with U.S. federal and state income taxes.

•
We expect to incur incremental selling, general and administrative expenses related to our transition to a publicly traded company. We completed our IPO on February 4, 2019, and we expect to incur direct, incremental general and administrative expenses as a result of being a publicly traded company, including costs associated with the employment of additional personnel, compliance under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), annual and quarterly reports to our common shareholders, registrar and transfer agent fees, national stock exchange fees, the costs associated with the initial implementation of our Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) Section 404 internal controls and testing, audit fees, incremental director and officer liability insurance costs and director and officer compensation. These direct, incremental general and administrative expenses are not included in our historical results of operations for the three months ended March 31, 2018.

Liquidity and Capital Resources

We believe we will have sufficient liquidity, cash flow from operations and access to additional capital sources, to fund our capital expenditures and working capital needs for the next 12 months. We expect to fund our current operations and continued development of additional facilities through a combination of cash on hand, borrowings from the New Term Loan Facility and the proceeds from our IPO. The IPO was completed on February 4, 2019, and we issued and sold 20,000,000 Class A shares at an IPO price of $14.00 per share, raising net proceeds of approximately $257,000. On March 1, 2019, the underwriters exercised their option to purchase an additional 837,272 Class A shares at the IPO price of $14.00 per share, less underwriting discounts, raising additional net proceeds of $11,048. On March 21, 2019, we drew the remaining availability on our New Term Loan Facility and have $498,750 outstanding as of March 31, 2019. We have assumed total expenditures for all completed and existing projects to be approximately $786 million, with approximately $450 million having already been spent through March 31, 2019. This estimate represents the expenditures necessary to complete construction of our marine LNG storage and regasification terminal in Old Harbour, Jamaica (the “Old Harbour Terminal”), the San Juan Facility, the La Paz Terminal and the CHP Plant. We are currently exploring opportunities to expand our business into new markets, including the Caribbean and Mexico, and we will require significant additional capital to implement our strategy.

Cash Flows

The following table summarizes the changes to our cash flows for the three months ended March 31:

	Three Months Ended March 31,
(in thousands)	2019	2018	Change
Cash flows from:
Operating activities	$(31,048)	$(17,966)	$(13,082)
Investing activities	(135,997)	(40,970)	(95,027)
Financing activities	483,193	68,693	414,500
Net change in cash, cash equivalents and restricted cash	$316,148	$9,757	$306,391

Cash (used in) operating activities

Our cash flow used in operating activities was $31,048 for the three months ended March 31, 2019, which increased by $13,082 from $17,966 for the three months ended March 31, 2018. For both the three-month periods ended March 31, 2019 and 2018, we had losses that comprised a significant portion of cash used in operating activities due to the continued expansion of our business activities. Cash flows used in operating activities for the three months ended March 31, 2019 was also significantly impacted by an increase in LNG and natural gas inventory.

Cash (used in) investing activities

Our cash flow used in investing activities was $135,997 for the three months ended March 31, 2019, which increased by $95,027 from $40,970 for the three months ended March 31, 2018. The increase in cash flow used in investing activities is due to the increase in capital expenditures to complete the Old Harbour Terminal as well as construction of the Pennsylvania Facility and the CHP Plant.

Cash provided by financing activities

Our cash flow provided by financing activities was $483,193 for the three months ended March 31, 2019, which increased by $414,500 from $68,693 for the three months ended March 31, 2018. The increase in cash flow provided by financing activities is due to additional borrowings under the New Term Loan Facility of $220,000 and the net proceeds received from the IPO in February 2019.

Debt

New Term Loan Facility

On August 16, 2018, the Company entered into a Term Loan Facility (as may be amended, from time to time, the “Term Loan Facility”) to borrow term loans, available in three draws, up to an aggregate principal amount of $240,000. On December 31, 2018, the Company amended its Term Loan Facility (the “New Term Loan Facility”) to, among other things, (i) increase the amount available for borrowing thereunder from $240,000 to $500,000, (ii) extend the initial maturity date to December 31, 2019, (iii) modify certain provisions relating to restrictive covenants and existing financial covenants, and (iv) remove the mandatory prepayment required with the net proceeds received in connection with an initial public offering. Borrowings under the New Term Loan Facility bear interest at a rate selected by the Company of either (i) the LIBOR divided by one minus the applicable reserve requirement plus a spread of 4.0%, or (ii) subject to a floor of 1.0%, a Base Rate equal to the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 1/2 of 1.0% or (c) the 1-month LIBOR rate plus the difference between the applicable LIBOR margin and Base Rate margin, plus a spread of 3.0%. The Company initially borrowed $280,000 under the New Term Loan Facility. The New Term Loan Facility is set to mature on December 31, 2019 and is repayable in quarterly installments of $1,250, with a balloon payment due on the maturity date. The Company has the option to extend the maturity date for two additional six-month periods; upon the exercise of each extension option, the interest rate spread on LIBOR and Base Rate increases by 0.5%. To exercise each extension option, the Company must pay a fee equal to 1.0% of the outstanding principal balance at the time of the exercise of the option.

The New Term Loan Facility is secured by mortgages on certain properties owned by the Company’s subsidiaries, in addition to other collateral. The Company is required to comply with certain financial covenants and other restrictive covenants, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. The New Term Loan Facility also provides for customary events of default, prepayment and cure provisions. As of March 31, 2019, the Company was in compliance with all required covenants under the New Term Loan Facility.

In March 2019, the Company drew the remaining $220,000 available capacity under the New Term Loan Facility, and as of March 31, 2019, the total principal amount outstanding under the New Term Loan Facility was $498,750. The Company plans to use the $220,000 drawn in the first quarter of 2019 to make capital expenditures to complete the CHP Plant and San Juan Facility, as well as for additional storage and regasification facilities for our small-scale customers. The Company paid $4,400 of additional fees in connection with the $220,000 draw on the New Term Loan Facility. These fees were capitalized as a reduction to the New Term Loan Facility on the condensed consolidated balance sheet. The total unamortized deferred financing costs as of March 31, 2019 was $10,419. In addition, the Company incurred $4,760 of costs for financing activities during the three months ended March 31, 2019 that were recognized as an expense within the condensed consolidated statements of operations and comprehensive loss.

Off Balance Sheet Arrangements

As of March 31, 2019, we had no off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

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

As of March 31, 2019, there have been no material changes to the commitments and contractual obligations table above outside the ordinary course of business, except as noted below.

Long-Term debt obligations

For information on our debt obligations, see “—Liquidity and Capital Resources—Debt.” The amounts included in the table above are based on the total debt balance, scheduled maturities and interest rates in effect as of December 31, 2018.

In March 2019, the Company drew the remaining $220,000 available capacity on the New Term Loan Facility, and as of March 31, 2019, the total principal amount outstanding under the New Term Loan Facility was $498,750. The Company expects to pay $30,000 in interest payments in 2019.

Purchase obligations

As of March 31, 2019, the Company is party to contractual purchase commitments with terms of 19 months and 80 months, including additional contracts entered into subsequent to December 31, 2018. These contracts are principally take-or-pay contracts, which require the purchase of minimum quantities of natural gas, and these commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements.

In March 2019, the Company entered into a contract with Peninsula Energy Services Company Inc. for the purchase of 60,500 gallons of natural gas (5,000 MMBtu) per day for a total of 152.5 million gallons of natural gas (12.6 TBtu). The delivery is scheduled between March 2019 and November 2025.

In March 2018, the Company entered into a 15-year agreement with an affiliate of Chesapeake Energy Corporation (“Chesapeake”), a large production company for gas supply to our Pennsylvania Facility, which was subsequently amended and restated in September 2018. This agreement provides for 100% of the required supply of feedgas to the Pennsylvania Facility, inclusive of all support functions of the plant, including transportation and power supply. The terms of the agreement require the Company to obtain all requisite permits and make a final investment decision before the agreement is effective. A final investment decision has not yet been made, and as such, this commitment is excluded from the table above.

Operating Lease obligations

Future minimum lease payments under non-cancellable operating leases are noted in the above table and further described below. The Company’s lease obligations are primarily related to LNG vessel time charters, office space, a land site lease and a marine port berth lease.

The Company entered into several lease agreements during 2018 in Mexico and Puerto Rico. Such agreements include securing certain facilities, wharf areas, office space and specified port areas for development of terminals. Terms for these leases range from 20 to 30 years, and certain of these leases contain extension terms. One-time fees paid subsequent to December 31, 2017 to secure leases were $21,871. Fixed lease payments under these leases are expected to be approximately $106 per month and $29,946 over the respective lease terms. Some of these leases contain variable components based on LNG processed.

The Company entered into an agreement to lease a floating storage regasification unit for an initial non-cancellable term of three years.  The Company may continue to lease the vessel for up to 15 years with an option to renew for an additional five years. As of January 2019, the Company is using the vessel for floating storage for the cost of $18 per day. The leased asset is currently undergoing acceptance procedures. Once the acceptance procedures are deemed completed, which is expected to occur in 2019, the units will be leased for $50 per day. Subsequent to December 31, 2018, the Company also entered into two additional LNG vessel time charters for contract terms ranging from three to five years.

Office space includes a newly fabricated space shared with affiliated companies in New York with a month-to-month lease, and an office space under construction in downtown Miami, Florida, with a lease term of 84 months. The land site lease is held with an affiliate of the Company and has an initial term up to five years, and the marine port berth lease had an initial term up to 10 years. Both leases contain renewal options.

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

Revenue recognition

The Company’s primary revenue stream is the sale of LNG and natural gas to customers, which is presented as Operating revenue in the condensed consolidated statement of operations and comprehensive loss. LNG or natural gas is delivered either by pipeline into the customer’s power generation facilities or in containers delivered by truck to customer sites, respectively. Revenues from sales delivered by pipeline to a power generation facility are recognized over time under the output method, as the customer takes control of the natural gas. Revenues from sales delivered by truck are recognized at the point in time at which legal title, physical possession and the risks and rewards of ownership transfer to the customer. Title typically transfers either when the containers are shipped or delivered to the customers’ storage facilities, depending on the terms of the contract.

The Company has concluded that variable consideration included in these agreements meets the exception for allocating variable consideration. As such, the variable consideration for these contracts is allocated to each distinct unit of LNG or natural gas delivered and recognized when that distinct unit of LNG or natural gas is delivered to the customer.

The Company’s contracts with customers to supply LNG or natural gas may contain a lease of equipment. The Company allocates consideration received from customers between lease and non-lease components based on the relative fair value of each component. The fair value of the lease component is estimated based on the market value of the same or similar equipment leased to the customer. The Company estimates the fair value of the non-lease component by forecasting volumes and pricing of gas to be delivered to the customer over the lease term. The estimated fair value of the leased equipment, as a percentage of the estimated total revenue from LNG or natural gas and leased equipment at inception, will establish the allocation percentage to determine the minimum lease payments and the amount to be accounted for under the revenue recognition guidance.

The leases of certain facilities and equipment to customers are accounted for as direct financing or operating leases. Direct financing leases, net represents the minimum lease payments due, net of unearned revenue. The lease payments are segregated into principal and interest components similar to a loan. Unearned revenue is recognized on an effective interest method over the lease term and Other revenue in the condensed consolidated statements of operations and comprehensive loss is primarily comprised of such interest revenue. The principal components of the lease payment are reflected as a reduction to the net investment in the finance lease. For the Company’s operating leases, the amount allocated to the leasing component is recognized over the lease term as Other revenue in the condensed consolidated statements of operations and comprehensive loss.

Impairment

LNG liquefaction facilities, and other long-lived assets held and used by the Company are reviewed periodically for potential impairment whenever events or changes in circumstances indicate that a particular asset’s carrying value may not be recoverable. Recoverability generally is determined by comparing the carrying value for the asset to the expected undiscounted future cash flows of the asset. If the carrying value of the asset is not recoverable, the amount of impairment loss is measured as the excess, if any, of the carrying value of the asset over its estimated fair value. The estimated undiscounted future cash flows are based on projections of future operating results; these projections contain estimates of the value of future contracts that have not yet been obtained, future commodity pricing and our future cost structure, among others. Projections of future operating results and cash flows may vary significantly from actual results. Management reviews its estimates of cash flows on an ongoing basis using historical experience, business plans, overall market conditions and other factors.

Share-based compensation

 The Company estimates the fair value of RSUs on the grant date based on the closing price of the underlying shares on the date and other fair value adjustments to account for a post-vesting holding period. These fair value adjustments were estimated based on the Finnerty model.

JOBS Act

In April 2012, the Jumpstart Our Business Startups Act of 2012, or the “JOBS Act”, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company,” or EGC, can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have taken advantage of the exemptions discussed above. Accordingly, the information contained herein may be different than the information you receive from other public companies.

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

Recent Accounting Standards

For descriptions of recently issued accounting standards, see “Note 3. Adoption of new and revised standards” to our notes to condensed consolidated financial statements included elsewhere in this Quarterly Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.

In the normal course of business, the Company encounters several significant types of market risks including commodity and interest rate risks.

Commodity Price Risk

Commodity price risk is the risk of loss arising from adverse changes in market rates and prices. We may be impacted by the fluctuations in natural gas prices, and our exposure to market risk associated with LNG price changes may adversely impact our business. However, we are generally able to limit our exposure given our pricing in contracts with customers is based on the Henry Hub index price plus a contractual spread. Also, we have a strategic sourcing and price strategy to mitigate risk from commodity price fluctuation. We will continue to evaluate the need for future price changes in light of trends, our competitive landscape and our financial results. Furthermore, we do not currently have any derivative arrangements to protect against fluctuations in commodity prices, but to mitigate the effect of fluctuations in LNG prices on our operations, we may enter into various derivative instruments.

Interest Rate Risk

Debt that we incurred under the Term Loan Facility bears interest at variable rates and exposes us to interest rate risk. Interest is calculated under the terms of the New Term Loan Facility based on our selection, from time to time, of one of the index rates available to us plus an applicable margin that varies based on certain factors. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt.” With the full $500 million principal amount drawn and outstanding, the impact on interest expense of a 1% increase or decrease in the interest rate of the New Term Loan Facility would be approximately $5 million per year. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

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

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2019 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31,2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently a party to any material legal proceedings. In the ordinary course of business, various legal and regulatory claims and proceedings may be pending or threatened against us. If we become a party to proceedings in the future, we may be unable to predict with certainty the ultimate outcome of such claims and proceedings.

Item 1A.	Risk Factors.

You should carefully consider the following risk factors together with all of the other information included in this Quarterly Report, including the information under “Cautionary Statement on Forward-Looking Statements.” If any of the following risks were to occur, our business, financial condition and results of operations could be materially adversely affected. Additional risks not presently known to us or that we currently deem immaterial could also materially affect our business. This Quarterly Report includes forward-looking statements regarding, among other things, our plans, strategies, prospects and projections, both business and financial. As a result, you should not place undue reliance on any such statements included in this Quarterly Report.

Risks Related to Our Business

We have not yet completed contracting, construction and commissioning of all of our Terminals and Liquefaction Facilities. There can be no assurance that our Terminals and Liquefaction Facilities will operate as expected, or at all.

While the Old Harbour Terminal is substantially complete, it must still undergo extensive testing and commissioning. There can be no assurance that we will not need to make adjustments to these facilities as a result of such testing or commissioning, which could cause delays and be costly. Additionally, we have not yet entered into binding construction contracts, issued “final notice to proceed” or obtained all necessary environmental, regulatory, construction and zoning permissions for all of our Terminals and Liquefaction Facilities. There can be no assurance that we will be able to enter into the contracts required for the development of our Terminals and Liquefaction Facilities on commercially favorable terms, if at all, or that we will be able to obtain all of the environmental, regulatory, construction and zoning permissions we need. In particular, we will require agreements with ports proximate to our Liquefaction Facilities capable of handling the transload of LNG directly from our transportation assets to our occupying vessel. If we are unable to enter into favorable contracts or to obtain the necessary regulatory and land use approvals on favorable terms, we may not be able to construct and operate these assets as expected, or at all. Additionally, the construction of these kinds of facilities is inherently subject to the risks of cost overruns and delays. Furthermore, if we do enter into the necessary contracts and obtain regulatory approvals for the construction and operation of the Liquefaction Facilities, there can be no assurance that such operations will allow us to successfully export LNG to our facilities, or that we will succeed in our goal of reducing the risk to our operations of future LNG price variations. If we are unable to construct, commission and operate all of our Terminals and Liquefaction Facilities as expected, or, when and if constructed, they do not accomplish the goals described in this Quarterly Report or our Annual Report, or if we experience delays or cost overruns in construction, our business, operating results, cash flows and liquidity could be materially and adversely affected. Expenses related to our pursuit of contracts and regulatory approvals related to our Terminals and Liquefaction Facilities still under development may be significant and will be incurred by us regardless of whether these assets are ultimately constructed and operational.

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

We will continue to incur significant capital and operating expenditures while we develop infrastructure for our supply chain, including for the completion of our Terminals and Liquefaction Facilities under construction, as well as other future projects. We will need to invest significant amounts of additional capital to implement our strategy. We have not yet entered into all arrangements necessary to obtain and ship LNG to the Old Harbour Terminal and Montego Bay Terminal (together, the “Jamaica Terminals”), and we have not completed constructing all of our Terminals and Liquefaction Facilities and our strategy includes the construction of additional facilities. Any delays beyond the expected development period for these assets would prolong, and could increase the level of, operating losses and negative operating cash flows. Our future liquidity may also be affected by the timing of construction financing availability in relation to the incurrence of construction costs and other outflows and by the timing of receipt of cash flows under our customer contracts in relation to the incurrence of project and operating expenses. Our ability to generate any positive operating cash flow and achieve profitability in the future is dependent on, among other things, our ability to develop an efficient supply chain and successfully and timely complete necessary infrastructure, including our Terminals and Liquefaction Facilities under construction, and fulfill our gas delivery obligations under our customer contracts.

Our business is dependent upon obtaining substantial additional funding from various sources, which may not be available or may only be available on unfavorable terms.

We believe we will have sufficient liquidity, cash flow from operations and access to additional capital sources to fund our capital expenditures and working capital needs for the next 12 months. In the future, we expect to incur additional indebtedness to assist us in developing our operations and we are considering alternative financing options, including in local markets, or the opportunistic sale of one of our non-core assets. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report  and “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report for more information on our Term Loan Facility. If we are unable to secure additional funding, or amendments to existing financing, or if additional funding is only available on terms that we determine are not acceptable to us, we may be unable to fully execute our business plan and our business, financial condition or results of operations may be adversely affected. Additionally, we may need to adjust the timing of our planned capital expenditures and facilities development depending on the availability of such additional funding. Our ability to raise additional capital will depend on financial, economic and market conditions, our progress in executing our business strategy and other factors, many of which are beyond our control. We cannot assure you that such additional funding will be available on acceptable terms, or at all. To the extent that we raise additional equity capital by issuing additional securities at any point in the future, our then-existing shareholders may experience dilution. Debt financing, if available, may subject us to restrictive covenants that could limit our flexibility in conducting future business activities and could result in us expending significant resources to service our obligations. If we are unable to comply with these covenants and service our debt, we may lose control of our business and be forced to reduce or delay planned investments or capital expenditures, sell assets, restructure our operations or submit to foreclosure proceedings, all of which could result in a material adverse effect upon our business.

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

We have a limited operating history and did not commence revenue-generating activities until 2016, and therefore did not achieve profitability as of March 31, 2019. We will need to make a significant initial investment to complete construction and begin operations of all of our Terminals and Liquefaction Facilities, and we will need to make significant additional investments to develop, improve and operate them, as well as all related infrastructure. We also expect to make significant expenditures and investments in identifying, acquiring and/or developing other future projects. We also expect to incur significant expenses in connection with the launch and growth of our business, including costs for LNG purchases, rail and truck transportation, shipping and logistics and personnel. We will need to raise significant additional debt and equity capital to achieve our goals.

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

Risks of nonpayment and nonperformance by customers are a consideration in our business, and our credit procedures and policies may be inadequate to sufficiently eliminate customer credit risk. In assessing customer credit risk, we perform background checks on our potential customers before we enter into a long-term contract with them. As part of the background check, we assess a potential customer’s credit profile and financial position, including their operating results, liquidity and outstanding debt, as well as certain macroeconomic factors regarding the region(s) in which they operate. These procedures help us to appropriately assess customer credit risk on a case-by-case basis, but these procedures may not be effective in assessing credit risk in all instances. As part of our business strategy, we intend to target customers who have not been traditional purchasers of natural gas, including customers in developing countries, and these customers may have greater credit risk than typical natural gas purchasers. Therefore, we may be exposed to greater customer credit risk than other companies in the industry. In particular, JPS and JPC, which are public utility companies in Jamaica, could be subject to austerity measures imposed on Jamaica by the International Monetary Fund (the “IMF”) and other international lending organizations. Jamaica is currently subject to certain public spending limitations imposed by agreements with the IMF, and any changes under these agreements could limit JPS’s and JPC’s ability to make payments under their long-term GSAs and, in the case of JPS, its ability to make payments under its PPA, with us. In addition, our ability to operate the CHP Plant is dependent on our ability to enforce the related lease. GAJ, one of the lessors, is a subsidiary of Noble Group, which recently completed a financial restructuring. If GAJ is involved in a bankruptcy or similar proceeding, such proceeding could negatively impact our ability to enforce the lease. If we are unable to enforce the lease due to the bankruptcy of GAJ or for any other reason, we could be unable to operate the CHP Plant or to execute on our contracts related thereto, which could negatively affect our business, results of operations and financial condition.  On March 5, 2019, after review by the Puerto Rico Energy Bureau  and the Financial Oversight and Management Board for Puerto Rico, our subsidiary, NFEnergía entered into a Fuel Sale and Purchase Agreement with the Puerto Rico Electric Power Authority (“PREPA”) for the supply of natural gas and conversion of Units 5 and 6 of the San Juan Combined Cycle Power Plant. PREPA is currently subject to bankruptcy proceedings pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA’s ability to meet its payment obligations under its contracts will be largely dependent upon funding from the Federal Emergency Management Agency or other sources. PREPA’s contracting practices in connection with restoration and repair of PREPA’s electrical grid in Puerto Rico, and the terms of certain of those contracts, have been subject to comment and are the subject of review and hearings by U.S. federal and Puerto Rican governmental entities. In the event that PREPA does not have or does not obtain the funds necessary to satisfy obligations to us under our agreement with PREPA or terminates our agreement prior to the end of the agreed term, our financial condition, results of operations and cash flows could be materially and adversely affected. Additionally, we may face difficulties in enforcing our contractual rights against contractual counterparties that have not submitted to the jurisdiction of U.S. courts.

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

Our ability to make scheduled payments on or to refinance our existing or future debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to fund our day-to-day operations or to pay the principal, premium, if any, and interest on our indebtedness. As of December 31, 2018, we had $280 million of total indebtedness outstanding, excluding deferred financing costs. On March 21, 2019, the Company drew an additional $220 million on the Term Loan Facility. Total principal amounts outstanding after this draw are $500 million. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report and “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this Quarterly Report for more information on our Term Loan Facility.

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

The agreements governing our indebtedness place restrictions on us and our subsidiaries, reducing operational and financing flexibility and creating default risks.

The agreements governing our indebtedness, including, but not limited to, our New Term Loan Facility, entered into on December 31, 2018, contain covenants that place restrictions on us and our subsidiaries. The terms governing our New Term Loan Facility restrict among other things, our and certain of our subsidiaries’ ability to:

•	merge, consolidate or transfer all, or substantially all, of our assets;

•	incur additional debt or issue preferred shares;

•	make certain investments or acquisitions;

•	create liens on our or our subsidiaries’ assets;

•	sell assets;

•	make distributions on or repurchase our shares;

•	enter into transactions with affiliates; and

•	create dividend restrictions and other payment restrictions that affect our subsidiaries.

In addition, our failure to satisfy certain covenants and tests can result in an event of default. These covenants could impair our ability to grow our business, take advantage of attractive business opportunities or successfully compete. In addition, these covenants could restrict our ability to optimize our capital structure with asset-level debt or equity financings.  A breach of any of these covenants could result in an event of default. Cross-default provisions in our debt agreements could cause an event of default under one debt agreement to trigger an event of default under our other debt agreements. Upon the occurrence of an event of default under any of our debt agreements, the lenders or holders thereof could elect to declare all outstanding debt under such agreements to be immediately due and payable.

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

As more fully discussed in our Annual Report and elsewhere in this Quarterly Report, our existing facilities and expected future facilities face operational risks, including, but not limited to, the following: performing below expected levels of efficiency, breakdowns or failures of equipment, operational errors by trucks, including trucking accidents while transporting natural gas, tankers or tug operators, operational errors by us or any contracted facility operator, labor disputes and weather-related or natural disaster interruptions of operations.

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

Under the GSAs with JPS, JPC and PREPA, we are required to deliver to JPS, JPC and PREPA specified amounts of natural gas at specified times, while under the SSA with Jamalco, we are required to deliver steam, and under the PPA with JPS, we are required to deliver power, each of which also requires us to obtain sufficient amounts of LNG. However, we may not be able to purchase or receive physical delivery of sufficient quantities of LNG to satisfy those delivery obligations, which may provide JPS or JPC or PREPA or Jamalco with the right to terminate its GSA, PPA or SSA, as applicable. In addition, price fluctuations in natural gas and LNG may make it expensive or uneconomical for us to acquire adequate supply of these items.

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

While we have entered into contracts with Centrica LNG Company Limited  to purchase a substantial portion of our expected LNG volumes for 2019 and 2020, we will need to purchase significant additional LNG volumes to meet our delivery obligations to our downstream customers. Failure to secure contracts for the purchase of a sufficient amount of natural gas could materially and adversely affect our business, operating results, cash flows and liquidity.

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

Our chartered vessels’ operations in international waters and in the territorial waters of other countries are regulated by extensive and changing international, national and local environmental protection laws, regulations, treaties and conventions in force in international waters, the jurisdictional waters of the countries in which our vessels operate, as well as the countries of our vessels’ registration, including those governing oil spills, discharges to air and water and the handling and disposal of hazardous substances and wastes. The International Maritime Organization (“IMO”) International Convention for the Prevention of Pollution from Ships of 1973, as amended from time to time, and generally referred to as “MARPOL,” can affect operations of our chartered vessels. In addition, our chartered LNG vessels may become subject to the International Convention on Liability and Compensation for Damage in Connection with the Carriage of Hazardous and Noxious Substances by Sea (the “HNS Convention”), adopted in 1996 and subsequently amended by a Protocol to the HNS Convention in April 2010. Other regulations include, but are not limited to, the designation of Emission Control Areas under MARPOL, the IMO International Convention on Civil Liability for Oil Pollution Damage of 1969, as amended from time to time, the International Convention on Civil Liability for Bunker Oil Pollution Damage, the IMO International Convention for the Safety of Life at Sea of 1974, as amended from time to time, the International Safety Management Code for the Safe Operations of Ships and for Pollution Prevention, the IMO International Convention on Load Lines of 1966, as amended from time to time and the International Convention for the Control and Management of Ships’ Ballast Water and Sediments in February 2004.

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

To reduce our exposure to fluctuations in the price, volume and timing risk associated with the purchase of natural gas, we may enter into futures, swaps and option contracts traded or cleared on the Intercontinental Exchange and the New York Mercantile Exchange or over-the-counter (“OTC”) options and swaps with other natural gas merchants and financial institutions. Hedging arrangements would expose us to risk of financial loss in some circumstances, including when:

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

The swaps regulatory and other provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the rules adopted thereunder and other regulations, including European Market Infrastructure Regulation (“EMIR”) and Regulation on Wholesale Energy Market Integrity and Transparency (“REMIT”), could adversely affect our ability to hedge risks associated with our business and our operating results and cash flows.

Title VII of the Dodd-Frank Act established federal regulation of the OTC derivatives market and made other amendments to the Commodity Exchange Act that are relevant to our business. The provisions of Title VII of the Dodd-Frank Act and the rules adopted thereunder by the Commodity Futures Trading Commission (“CFTC”), the SEC and other federal regulators may adversely affect our ability to manage certain of our risks on a cost-effective basis. Such laws and regulations may also adversely affect our ability to execute our strategies with respect to hedging our exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory and to price risk attributable to future purchases of natural gas to be utilized as fuel to operate our facilities, our CHP Plant and to secure natural gas feedstock for our Liquefaction Facilities.

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

As required by the Dodd-Frank Act, the CFTC and the federal banking regulators have adopted rules requiring certain market participants to collect initial and variation margin with respect to uncleared swaps from their counterparties that are financial end-users and certain registered Swap Dealers and Major Swap Participants. The requirements of those rules are subject to a phased-in compliance schedule, which commenced on September 1, 2016. Although we believe we will qualify as a non-financial end user for purposes of these rules, were we not to do so and have to post margin as to our uncleared swaps in the future, our cost of entering into and maintaining swaps would be increased. In June 2011, the Basel Committee on the Banking Supervision, an international trade body comprised of senior representatives of bank supervisory authorities and central banks from 27 countries, including the United States and the European Union, announced the final framework for a comprehensive set of capital and liquidity standards, commonly referred to as “Basel III.” Our counterparties that are subject to the Basel III capital requirements may increase the cost to us of entering into swaps with them or, although not required to collect margin from us under the margin rules, require us to post collateral with them in connection with such swaps in order to offset their increased capital costs or to reduce their capital costs to maintain those swaps on their balance sheets.

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

The design, construction and operation of energy-related infrastructure, including our existing and proposed facilities, the import and export of LNG and the transportation of natural gas, are highly regulated activities at the federal, state and local levels. Approvals of the DOE under Section 3 of the NGA, as well as several other material governmental and regulatory permits, approvals and authorizations, including under the CAA and the CWA and their state analogues, may be required in order to construct and operate an LNG facility and export LNG. Permits, approvals and authorizations obtained from the FERC, DOE and other federal and state regulatory agencies also contain ongoing conditions, and additional requirements may be imposed. Certain federal permitting processes may trigger the requirements of the National Environmental Policy Act (“NEPA”), which requires federal agencies to evaluate major agency actions that have the potential to significantly impact the environment. Compliance with NEPA may extend the time and/or increase the costs for obtaining necessary governmental approvals associated with our operations and create independent risk of legal challenges to the adequacy of the NEPA analysis, which could result in delays that may adversely affect our business, contracts, financial condition, operating results, cash flow, liquidity and profitability. We may also be subject to yet additional requirements in Jamaica, Mexico, Ireland or other jurisdictions, including with respect to land use approvals needed to construct and operate our facilities.

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

Our condensed consolidated financial statements are presented in U.S. dollars. Therefore, fluctuations in exchange rates used to translate other currencies into U.S. dollars will impact our reported consolidated financial condition, results of operations and cash flows from period to period. These fluctuations in exchange rates will also impact the value of our investments and the return on our investments. Additionally, some of the jurisdictions in which we operate may limit our ability to exchange local currency for U.S. dollars.

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

Risks Inherent in Owning Class A shares

We are a “controlled company” within the meaning of NASDAQ rules and, as a result, qualify for and intend to rely on exemptions from certain corporate governance requirements.

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

As of May 9, 2019, New Fortress Energy Holdings owns an aggregate of approximately 147,058,824 Class B shares representing 87.6% of our voting power. In addition, Wesley R. Edens and Randal A. Nardone, who are members of New Fortress Energy Holdings, own 3,278,199  Class A shares and 3,080,000 Class A shares, respectively, representing 15.7% and 14.8% voting power, respectively. New Fortress Energy Holdings’ beneficial ownership of greater than 50% of our voting shares means New Fortress Energy Holdings will be able to control matters requiring shareholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our Class A shares will be able to affect the way we are managed or the direction of our business. The interests of New Fortress Energy Holdings with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other shareholders.

Furthermore, in connection with the IPO, we entered into a shareholders’ agreement (the “Shareholders’ Agreement”) with New Fortress Energy Holdings and its affiliates. The Shareholders’ Agreement provides New Fortress Energy Holdings with the right to designate a certain number of nominees to our board of directors so long as New Fortress Energy Holdings and its affiliates collectively beneficially own at least 5% of the outstanding Class A shares and Class B shares. In addition, our operating agreement provides certain entities controlled by Wesley R. Edens and Randal A. Nardone (the “Consenting Entities”) the right to approve certain material transactions so long as the Consenting Entities and their affiliates collectively, directly or indirectly, own at least 30% of the outstanding Class A shares and Class B shares. See “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence—Shareholders’ Agreement” in our Annual Report.

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

We do not currently plan to pay cash dividends on our Class A shares. Consequently, a shareholder’s only opportunity to achieve a return on its investment is if the price of our Class A shares appreciates.

We do not currently plan to declare regular cash dividends on our Class A shares in the foreseeable future. Consequently, a shareholder’s only opportunity to achieve a return on investment in us will be if the shareholder sells its Class A share at a price greater than it paid for such Class A shares. There is no guarantee that the price of our Class A shares that will prevail in the market will ever exceed the price paid to purchase such Class A shares.

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

The market price of our Class A shares could be adversely affected by sales of substantial amounts of our Class A shares in the public or private markets or the perception in the public markets that these sales may occur, including sales by New Fortress Energy Holdings after the exercise of the redemption right pursuant to NFI’s limited liability company agreement (the “NFI LLC Agreement”) or other large holders.

As of May 9, 2019, we have 20,837,272 Class A shares and 147,058,824 Class B shares outstanding. The Class A shares sold in the IPO are freely tradable without restriction under the Securities Act except for any Class A shares that may be held or acquired by our directors, officers or affiliates, which will be restricted securities under the Securities Act. Under the NFI LLC Agreement, New Fortress Energy Holdings and any permitted transferees of New Fortress Energy Holdings’ NFI LLC Units, subject to certain limitations, have the right (the “Redemption Right”) to cause NFI to acquire all or a portion of their NFI LLC Units for, at NFI’s election, (i) Class A shares at a redemption ratio of one Class A share for each NFI LLC Unit redeemed, subject to conversion rate adjustments for equity splits, equity dividends and reclassification and other similar transactions or (ii) an equivalent amount of cash. The NFI LLC Units held by New Fortress Energy Holdings and any Class A shares New Fortress Energy Holdings acquired through the exercise of the Redemption Right are subject to resale restrictions under a 180-day lock-up agreement with the underwriters. Each of the lock-up agreements with the underwriters may be waived in the discretion of certain of the underwriters. Sales by New Fortress Energy Holdings after the exercise of the Redemption Right or other large holders of a substantial number of our Class A shares in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our Class A shares or could impair our ability to obtain capital through an offering of equity securities. In addition, we have agreed to provide registration rights to New Fortress Energy Holdings. Alternatively, we may be required to undertake a future public or private offering of Class A shares and use the net proceeds from such offering to purchase an equal number of NFI LLC Units from New Fortress Energy Holdings.

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

The Jumpstart Our Business Startups Act, or “JOBS Act,” contains provisions that, among other things, relax certain reporting requirements for “emerging growth companies,” including certain requirements relating to auditing standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to, among other things, (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, (ii) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (iii) provide certain disclosures regarding executive compensation required of larger public companies, or (iv) hold nonbinding advisory votes on executive compensation. We currently intend to take advantage of the exemptions described above. We have also elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result, our financial statements may not be comparable to companies that comply with public company effective dates, and our shareholders and potential investors may have difficulty in analyzing our operating results if comparing us to such companies. We will remain an emerging growth company for up to five years, although we will lose that status sooner if we have more than $1.07 billion of revenues in a fiscal year, have more than $700.0 million in market value of our Class A shareholders held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period.

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

As a newly public company with shares listed on NASDAQ, we are and will be subject to an extensive body of regulations that did not apply to us previously, including certain provisions of the Sarbanes-Oxley Act, the Dodd-Frank’s Act, regulations of the SEC and NASDAQ requirements. Compliance with these rules and regulations will increase our legal, accounting, compliance and other expenses that we did not incur prior to the IPO and make some activities more time-consuming and costly. For example, as a result of becoming a public company, we added independent directors and created additional board committees. We entered into an administrative services agreement with FIG LLC, an affiliate of Fortress, in connection with the IPO, pursuant to which FIG LLC provides us with certain back-office services and charges us for selling, general and administrative expenses incurred to provide these services. FIG LLC will also continue to provide compliance services for the foreseeable future and any transition will take place over time. In addition, we may incur additional costs associated with our public company reporting requirements and maintaining directors’ and officers’ liability insurance. Because of the limitations in coverage for directors, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. It is possible that our actual incremental costs of being a publicly traded company will be higher than we currently estimate, and the incremental costs may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

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

We intend to operate such that NFI does not become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. A “publicly traded partnership” is a partnership the interests of which are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof. Under certain circumstances, redemptions of NFI LLC Units pursuant to the Redemption Right (or, the right of NFE (instead of NFI) upon the exercise of the Redemption Right to, for administrative convenience, acquire each tendered NFI LLC Unit directly from the redeeming NFI unitholder for, at its election, (x) one Class A share, subject to conversion rate adjustments for equity splits, equity dividends and reclassification and other similar transactions or (y) an equivalent amount of cash (our Call Right, which the decision to exercise such right shall be made by a committee of our board of directors)) or other transfers of NFI LLC Units could cause NFI to be treated as a publicly traded partnership. Applicable U.S. Treasury regulations provide for certain safe harbors from treatment as a publicly traded partnership, and we intend to operate such that redemptions or other transfers of NFI LLC Units qualify for one or more such safe harbors. For example, we intend to limit the number of unitholders of NFI, and the NFI LLC Agreement provides for limitations on the ability of unitholders of NFI to transfer their NFI LLC Units and provides us, as managing member of NFI, with the right to impose restrictions (in addition to those already in place) on the ability of unitholders of NFI to redeem their NFI LLC Units pursuant to the Redemption Right to the extent we believe it is necessary to ensure that NFI will continue to be treated as a partnership for U.S. federal income tax purposes.

If NFI were to become a publicly traded partnership, significant tax inefficiencies might result for us and for NFI, including as a result of our inability to file a consolidated U.S. federal income tax return with NFI.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

 None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
3.1
Certificate of Formation of New Fortress Energy LLC (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-228339), filed with the SEC on November 9, 2018)

3.2
Certificate of Amendment to Certificate of Formation of New Fortress Energy LLC (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-228339), filed with the SEC on November 9, 2018)

3.3
First Amended and Restated Limited Liability Company Agreement of New Fortress Energy LLC, dated February 4, 2019 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019)

10.1
Contribution Agreement, dated February 4, 2019, by and among New Fortress Energy LLC, New Fortress Intermediate LLC, New Fortress Energy Holdings LLC, NFE Atlantic Holdings LLC and NFE Sub LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019)

10.2
Amended and Restated Limited Liability Company Agreement of New Fortress Intermediate LLC, dated February 4, 2019 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019)

10.3†
New Fortress Energy LLC 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-229507), filed with the SEC on February 4, 2019)

10.4†
Form of Director Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-228339), filed with the SEC on December 24, 2018)

10.5*†	Form of Employee Restricted Share Unit Award Agreement
10.6
Shareholders’ Agreement, dated February 4, 2019, by and among New Fortress Energy LLC, New Fortress Energy Holdings LLC, Wesley R. Edens and Randal A. Nardone (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019)

10.7
Administrative Services Agreement, dated February 4, 2019, by and between New Fortress Intermediate LLC and FIG LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019)

10.8†	Indemnification Agreement (Edens) (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019)
10.9†	Indemnification Agreement (Guinta) (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019)
10.10†	Indemnification Agreement (Utsler) (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019)
10.11†	Indemnification Agreement (Catterall) (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019)
10.12†	Indemnification Agreement (Grain) (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019)
10.13†	Indemnification Agreement (Griffin) (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019)
10.14†	Indemnification Agreement (Mack) (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019)
10.15†	Indemnification Agreement (Nardone) (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019)
10.16†	Indemnification Agreement (Wanner) (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019)
10.17†	Indemnification Agreement (Wilkinson) (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019)
10.18
Amendment Agreement dated as February 11, 2019 to Credit Agreement, dated as of August 15, 2018 and as amended and restated as of December 31, 2018, among New Fortress Intermediate LLC, NFE Atlantic Holdings LLC, the subsidiary guarantors from time to time party thereto, lenders parties thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 26, 2019)

Exhibit Number	Description
10.19
Second Amendment Agreement, dated as of March 13, 2019 to the Credit Agreement, dated as of August 15, 2018 and as amended and restated as of December 31, 2018, and as amended as of February 11, 2019, among New Fortress Intermediate LLC, NFE Atlantic Holdings LLC, the subsidiary guarantors from time to time party thereto, lenders parties thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 26, 2019)

10.20
Engineering, Procurement and Construction Agreement for the Marcellus LNG Production Facility I, dated January 8, 2019, by and between Bradford County Real Estate Partners LLC and Black & Veatch Construction, Inc. (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-228339), filed with the SEC on January 25, 2019)

10.21†
Indemnification Agreement, dated as of March 17, 2019, by and between New Fortress Energy LLC and Yunyoung Shin (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 26, 2019)

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2**	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* Filed as an exhibit to this Quarterly Report
** Furnished as an exhibit to this Quarterly Report
† Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW FORTRESS ENERGY LLC
Date: May 15, 2019
	By:	/s/ Wesley R. Edens
	Name:	Wesley R. Edens
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 15, 2019
	By:	/s/ Christopher S. Guinta
	Name:	Christopher S. Guinta
	Title:	Chief Financial Officer
(Principal Financial Officer)