Form 10-Q
period 2019-06-30
New Fortress Energy LLC
filed 2019-08-13
CIK 1749723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to__________

Commission File Number: 001-38790
New Fortress Energy LLC
(Exact Name of Registrant as Specified in its Charter)

Delaware	81-1482060
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 W. 19th Street, 8th Floor New York, NY	10011
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (516) 268-7400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A shares, representing limited liability company interests	“NFE”	NASDAQ Global Select Market

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

As of August 8, 2019, the registrant had 20,872,986 Class A shares and 147,058,824 Class B shares outstanding.

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

CAA	Clean Air Act

CERCLA	Comprehensive Environmental Response, Compensation and Liability Act

CWA	Clean Water Act

DOE	U.S. Department of Energy

GAAP	generally accepted accounting principles in the United States

GHG	greenhouse gases

GSA	natural gas sales agreement

Henry Hub	a natural gas pipeline hub located in Erath, Louisiana that serves as the official delivery location for futures contracts on the New York Mercantile Exchange

ISO container	International Organization of Standardization, an intermodal container

LNG	natural gas in its liquid state at or below its boiling point at or near atmospheric pressure

MMBtu	one million Btus, which corresponds to approximately 12.1 LNG gallons

MW	megawatt. We estimate 2,500 LNG gallons would be required to produce one megawatt

NGA	Natural Gas Act of 1938, as amended

non-FTA countries	countries without a free trade agreement with the United States providing for national treatment for trade in natural gas and with which trade is permitted

OPA	Oil Pollution Act

OUR	Office of Utilities Regulation (Jamaica)

PHMSA	Pipeline and Hazardous Materials Safety Administration

PPA	power purchase agreement

SSA	steam supply agreement

TBtu	one trillion Btus, which corresponds to approximately 12,100,000 LNG gallons

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

•	our ability to obtain additional financing to effect our strategy;

•	failure to produce or purchase sufficient amounts of LNG or natural gas at favorable prices to meet customer demand;

•	hurricanes or other natural or manmade disasters;

•	failure to obtain and maintain approvals and permits from governmental and regulatory agencies;

•	operational, regulatory, environmental, political, legal and economic risks pertaining to the construction and operation of our facilities;

•	inability to contract with suppliers and tankers to facilitate the delivery of LNG on their chartered LNG tankers;

•	cyclical or other changes in the demand for and price of LNG and natural gas;

•	failure of natural gas to be a competitive source of energy in the markets in which we operate, and seek to operate;

•	competition from third parties in our business;

•	inability to re-finance our outstanding indebtedness or implement our financing plans;

•	changes to environmental and similar laws and governmental regulations that are adverse to our operations;

•	inability to enter into favorable agreements and obtain necessary regulatory approvals;

•	the tax treatment of us or of an investment in our Class A shares;

•	a major health and safety incident relating to our business;

•	increased labor costs, and the unavailability of skilled workers or our failure to attract and retain qualified personnel; and

•	risks related to the jurisdictions in which we do, or seek to do, business, particularly Florida, Puerto Rico, Mexico, Angola, Jamaica, and other jurisdictions in the Caribbean.

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

New Fortress Energy LLC
Condensed Consolidated Balance Sheets
As of June 30, 2019 and December 31, 2018
(Unaudited, in thousands of U.S. dollars, except share amounts)

	June 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$200,306	$78,301
Restricted cash	19,252	30
Receivables, net of allowances of $0 and $257, respectively	43,987	28,530
Finance leases, net	1,025	943
Inventory	19,623	15,959
Prepaid expenses and other current assets	35,231	30,017
Total current assets	319,424	153,780

Investment in equity securities	2,854	3,656
Restricted cash	38,460	22,522
Construction in progress	324,828	254,700
Property, plant and equipment, net	191,257	94,040
Finance leases, net	91,665	92,207
Deferred tax asset, net	20	185
Intangibles, net	42,008	43,057
Other non-current assets	46,361	35,255
Total assets	$1,056,877	$699,402

Liabilities
Current liabilities
Term loan facility	$490,523	$272,192
Accounts payable	16,282	43,177
Accrued liabilities	42,072	67,512
Due to affiliates	6,329	4,481
Other current liabilities	19,196	17,393
Total current liabilities	574,402	404,755

Deferred tax liability, net	214	—
Other long-term liabilities	15,121	12,000
Total liabilities	589,737	416,755

Commitments and contingences (Note 17)

Stockholders’ equity
Members’ capital, no par value, 500,000,000 shares authorized, 67,983,095 shares issued and outstanding as of December 31, 2018	—	426,741
Class A shares, 20,837,272 shares, issued and outstanding as of June 30, 2019; 0 shares issued and outstanding as of December 31, 2018	111,236	—
Class B shares, 147,058,824 shares, issued and outstanding as of June 30, 2019; 0 shares issued and outstanding as of December 31, 2018	—	—
Accumulated deficit	(31,757)	(158,423)
Accumulated other comprehensive (loss)	—	(11)
Total stockholders’ equity attributable to NFE	79,479	268,307
Non-controlling interest	387,661	14,340
Total stockholders’ equity	467,140	282,647
Total liabilities and stockholders’ equity	$1,056,877	$699,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy LLC
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three and six months ended June 30, 2019 and 2018
(Unaudited, in thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Operating revenue	$31,738	$22,653	$57,876	$44,916
Other revenue	8,028	4,146	11,841	7,592
Total revenues	39,766	26,799	69,717	52,508

Operating expenses
Cost of sales	44,043	25,766	77,392	46,531
Operations and maintenance	5,403	1,907	9,902	3,751
Selling, general and administrative	32,169	15,535	81,918	27,404
Depreciation and amortization	2,110	732	3,801	1,428
Total operating expenses	83,725	43,940	173,013	79,114
Operating loss	(43,959)	(17,141)	(103,296)	(26,606)

Interest expense	6,199	1,603	9,483	3,206
Other expense (income), net	920	(199)	(1,655)	(167)
Loss before taxes	(51,078)	(18,545)	(111,124)	(29,645)
Tax expense	155	280	401	93
Net loss	(51,233)	(18,825)	(111,525)	(29,738)
Net loss attributable to non-controlling interest	45,047	—	91,782	—
Net loss attributable to stockholders	$(6,186)	$(18,825)	$(19,743)	$(29,738)

Net loss per share – basic and diluted	$(0.28)		$(1.09)

Weighted average number of shares outstanding – basic and diluted	22,114,002		18,154,939

Other comprehensive loss:
Net loss	$(51,233)	$(18,825)	$(111,525)	$(29,738)
Unrealized loss (gain) on available-for-sale investment	—	196	—	(733)
Comprehensive loss	(51,233)	(19,021)	(111,525)	(29,005)
Comprehensive loss attributable to non-controlling interest	45,047	—	91,782	—
Comprehensive loss attributable to stockholders	$(6,186)	$(19,021)	$(19,743)	$(29,005)

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy LLC
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three and six months ended June 30, 2019 and 2018
(Unaudited, in thousands of U.S. dollars, except share amounts)

	Members’ Capital		Class A shares		Class B shares		Stock subscription receivable	Accumulated deficit	Accumulated other comprehensive (loss) income	Non-controlling Interest	Total stockholders’ equity
	Units	Amounts	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	67,983,095	$426,741	—	$—	—	$—	$—	$(158,423)	$(11)	$14,340	$282,647
Activity prior to the IPO and related organizational transactions:
Net loss	—	—	—	—	—	—	—	(7,923)	11	(91)	(8,003)
Effects of the IPO and related organizational transactions:
Issuance of Class A shares in the IPO, net of underwriting discount and offering costs	—	—	20,837,272	32,136	—	—	—	—	—	235,874	268,010
Effects of the reorganization transactions	(67,983,095)	(426,741)	—	51,092	147,058,824	—	—	146,420	—	229,229	—
Activity subsequent to the IPO and related organizational transactions:
Net loss	—	—	—	—	—	—	—	(5,645)	—	(46,644)	(52,289)
Share-based compensation expense	—	—	—	19,037	—	—	—	—	—	—	19,037
Balance as of March 31, 2019	—	—	20,837,272	102,265	147,058,824	—	—	(25,571)	—	432,708	509,402
Net loss	—	—	—	—	—	—	—	(6,186)	—	(45,047)	(51,233)
Share-based compensation expense	—	—	—	8,971	—	—	—	—	—	—	8,971
Balance as of June 30, 2019	—	$—	20,837,272	$111,236	147,058,824	$—	$—	$(31,757)	$—	$387,661	$467,140

Balance as of December 31, 2017	65,665,037	$406,591	—	$—	—	$—	$(50,000)	$(80,347)	$2,666	$—	$278,910
Net loss	—	—	—	—	—	—	—	(10,913)	—	—	(10,913)
Other comprehensive loss	—	—	—	—	—	—	—	—	929	—	929
Capital contributions	665,843	20,150	—	—	—	—	—	—	—	—	20,150
Stock subscription receivable	1,652,215	—	—	—	—	—	50,000	—	—	—	50,000
Balance as of March 31, 2018	67,983,095	426,741	—	—	—	—	—	(91,260)	3,595	—	339,076
Net loss	—	—	—	—	—	—	—	(18,825)	—	—	(18,825)
Other comprehensive loss	—	—	—	—	—	—	—	—	(196)	—	(196)
Balance as of June 30, 2018	67,983,095	$426,741	—	$—	—	$—	$—	$(110,085)	$3,399	$—	$320,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy LLC
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2019 and 2018
(Unaudited, in thousands of U.S. dollars)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(111,525)	$(29,738)
Adjustments for:
Amortization of deferred financing costs	2,589	339
Depreciation and amortization	4,106	1,767
Deferred taxes	379	32
Change in value of Investment in equity securities	802	—
Share-based compensation	28,008	—
Other	232	183
(Increase) in receivables	(15,211)	(5,268)
(Increase) in inventories	(3,664)	(5,841)
(Increase) Decrease in other assets	(6,865)	6,412
Increase in accounts payable/accrued liabilities	2,553	4,863
Increase (Decrease) in amounts due to affiliates	1,848	(1,051)
Increase in other liabilities	4,680	585
Net cash used in operating activities	(92,068)	(27,717)

Cash flows from investing activities
Capital expenditures	(232,348)	(76,446)
Principal payments received on finance lease, net	471	444
Net cash used in investing activities	(231,877)	(76,002)

Cash flows from financing activities
Proceeds from borrowings of debt	220,000	—
Payment of deferred financing costs	(4,400)	(388)
Repayment of debt	(2,500)	(2,914)
Proceeds from IPO	274,948	—
Payment of offering costs	(6,938)	—
Capital contributed from Members	—	20,150
Collection of subscription receivable	—	50,000
Net cash provided by financing activities	481,110	66,848

Net increase (decrease) in cash, cash equivalents and restricted cash	157,165	(36,871)
Cash, cash equivalents and restricted cash – beginning of period	100,853	118,331
Cash, cash equivalents and restricted cash – end of period	$258,018	$81,460

Supplemental disclosure of non-cash investing and financing activities:
Changes in accrued construction in progress costs and property, plant and equipment	$(54,888)	$5,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

1.	Organization

New Fortress Energy LLC (“NFE,” together with its subsidiaries, the “Company”) is a Delaware limited liability company formed by New Fortress Energy Holdings LLC (“New Fortress Energy Holdings”) on August 6, 2018. The Company is engaged in providing energy and logistical services to end-users worldwide seeking to convert their operating assets from diesel or heavy fuel oil to LNG. The Company currently sources LNG from a combination of its own liquefaction facility in Miami, Florida and purchases on the open market. The Company has liquefaction and regasification operations in the United States and Jamaica.

The Company manages, analyzes and reports on its business and results of operations on the basis of one operating segment. The chief operating decision maker makes resource allocation decisions and assesses performance of the delivery of an integrated solution to our customers based on financial information presented on a consolidated basis.

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

On February 4, 2019, the Company completed an initial public offering (“IPO”) and a series of other transactions, in which the Company issued and sold 20,000,000 Class A shares at an IPO price of $14.00 per share. The Company’s Class A shares began trading on NASDAQ Global Select Market (“NASDAQ”) under the symbol “NFE” on January 31, 2019. Net proceeds from the IPO were $257.0 million, after deducting underwriting discounts and commissions and transaction costs. These proceeds were contributed to New Fortress Intermediate LLC (“NFI”), an entity formed in conjunction with the IPO, in exchange for 20,000,000 limited liability company units in NFI (“NFI LLC Units”). In addition, New Fortress Energy Holdings contributed all of its interests in consolidated subsidiaries that comprised substantially all of its historical operations to NFI in exchange for NFI LLC Units. In connection with the IPO, New Fortress Energy Holdings also received 147,058,824 Class B shares of the Company, which is equal to the number of NFI LLC Units held by New Fortress Energy Holdings immediately following the IPO. New Fortress Energy Holdings holds a significant interest in NFE through its ownership of 147,058,824 Class B shares, representing a 88.0% voting and non-economic interest. New Fortress Energy Holdings also has an 88.0% economic interest in NFI through its ownership of 147,058,824 of NFI LLC Units. New Fortress Energy Holdings has been determined to be NFE’s predecessor for accounting purposes.

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

The Company holds an investment in equity securities. The investment is carried at fair value with gains or losses recorded in earnings in Other expense (income), net in the condensed consolidated statements of operations and comprehensive loss. See “Note 8. Investment in equity securities” for more information.

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

The Company’s primary revenue stream is the sale of LNG and natural gas to its customers, which is presented as Operating revenue in the condensed consolidated statements of operations and comprehensive loss. Natural gas or LNG is delivered either by pipeline into the customer’s power generation facilities or in containers delivered by truck to customer sites, respectively. Revenues from sales delivered by pipeline to a power generation facility are recognized over time under the output method, as the customer takes control of the natural gas. Revenues from sales delivered by truck are recognized at the point in time at which legal title, physical possession and the risks and rewards of ownership transfer to the customer. Title typically transfers either when the containers are shipped or delivered to the customers’ storage facilities, depending on the terms of the contract. Because the nature, timing and uncertainty of revenues and cash flows are substantially the same under both modes of delivery, we have presented revenue on an aggregated basis.

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

In connection with the IPO, the Company adopted the New Fortress Energy LLC 2019 Omnibus Incentive Plan (the “Incentive Plan”), effective as of February 4, 2019. Under the Incentive Plan, the Company may issue options, stock appreciation rights, restricted shares, restricted stock units (“RSUs”), share bonuses or other share-based awards to selected officers, employees, non-employee directors and select non-employees of NFE or its affiliates. The Company accounts for share-based compensation in accordance with Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation, and ASC 505, Equity, which require all share-based payments to employees and members of the board of directors to be recognized as expense in the condensed consolidated financial statements based on their fair values. The Company has elected not to estimate forfeitures of its share-based compensation awards but will recognize the reversal in compensation expense in the period in which the forfeiture occurs. Upon creation of the Incentive Plan, the Company early adopted Accounting Standards Update (“ASU”) 2018-07 (as defined below). See “Note 3(b). Adoption of new and revised standards – New and amended standards adopted by the Company” for additional information related to ASU 2018-07 and “Note 19. Share-based compensation” for additional information related to share-based compensation.

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

Basic EPS is computed by dividing net loss attributable to Class A shares by the weighted average number of Class A shares outstanding during the period following the reorganization. Class B shares represent non-economic interests in the Company and, as such, earnings are not allocated to Class B shares.

Diluted EPS reflects potential dilution and is computed by dividing net loss attributable to Class A shares by the weighted average number of Class A shares outstanding during the period following the reorganization increased by the number of additional Class A shares that would have been outstanding, including NFI LLC Units convertible into Class A shares and unvested RSUs. The dilutive effect of outstanding awards, if any, is reflected in diluted earnings per share by application of the treasury stock method or if-converted method, as applicable. Refer to “Note 18. Earnings Per Share” for additional information.

Please refer to “Note 2. Significant accounting policies,” to our consolidated financial statements from our Annual Report on Form 10-K for the discussion of our significant accounting policies.

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheet and making targeted changes to lessor accounting. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2019, and interim periods beginning after December 15, 2020, with early adoption permitted. The Company will adopt this guidance for the year beginning January 1, 2020 and is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Disclosure Framework – Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires financial assets measured at amortized cost basis, including trade receivables, to be presented net of the amount expected to be collected. The measurement of all expected credit losses will be based on historical experience, current conditions, and reasonable and supportable forecasts. The Company will adopt ASU 2016-13 for the year beginning January 1, 2021 and is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets. A customer’s accounting for the costs of the hosting component of the arrangement is not affected by the new guidance. This ASU is effective for the Company on January 1, 2021, with early adoption permitted. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements and the timing of adoption.

b)	New and amended standards adopted by the Company:

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) which provides a single comprehensive model for recognizing revenue from contracts with customers and supersedes existing revenue recognition guidance. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. The Company adopted ASC 606 on January 1, 2019 using the modified retrospective method, which required the Company to apply the new revenue standard to (i) all new revenue contracts entered into after January 1, 2019 and (ii) all existing revenue contracts as of January 1, 2019 through a cumulative adjustment to our retained earnings balance. The adoption of ASC 606 did not have any impact on the Company’s historical retained earnings.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which makes targeted improvements to the accounting for, and presentation and disclosure of, financial instruments. ASU 2016-01 requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. ASU 2016-01 does not affect the accounting for investments that would otherwise be consolidated or accounted for under the equity method. The new standard also impacts financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The Company has adopted this guidance for the year beginning January 1, 2019 by recognizing an immaterial adjustment to beginning retained earnings for the net unrealized gains/losses on equity investments with readily determinable fair values.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that statements of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. This change is intended to limit the diversity in practice in the treatment of restricted cash in the statement of cash flows. The adoption of this standard resulted in the Company no longer showing the changes in restricted cash balances as a component of cash flows from investing or financing activities but instead including the balances of both current and long-term restricted cash with cash and cash equivalents in total cash, cash equivalents and restricted cash for the beginning and end of the periods presented. The Company has adopted this guidance for the year beginning January 1, 2019.

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

Revenue recognized in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2019 and any associated balances on the condensed consolidated balance sheet as of June 30, 2019 prepared under ASC 606 did not differ materially from what would have been presented under the previous revenue standard. As such, no comparison for the results of operations for the three and six months ended June 30, 2019 and the financial position as of June 30, 2019 under ASC 606 and ASC 605 has been presented.

Under most customer contracts, invoicing occurs once the Company’s performance obligations have been satisfied, at which point payment is unconditional. Receivables related to revenue from contracts with customers totaled $31,562 as of June 30, 2019 and were included in “Receivables, net” on the condensed consolidated balance sheets, net of the allowance for doubtful accounts. Other items included in Receivables, net not related to revenue from contracts with customers represent receivables associated with leases which are accounted for outside the scope of ASC 606.

During the six month period ended June 30, 2019, the Company recognized a contract liability of $973. The contract liability balance is comprised of unconditional payments due under the contract with a customer prior to the Company’s satisfaction of the related performance obligations. The performance obligations are expected to be recognized during the next 12 months, and the contract liability is classified within Other current liabilities on the condensed consolidated balance sheets. Contract assets or liabilities have not been previously recognized, and as such, there are no other changes to contract balances within the current period.

Transaction price allocated to remaining performance obligations

Some of the Company’s contracts are short-term in nature with a contract term of less than a year. The Company applied the optional exemption not to report any unfulfilled performance obligations related to these contracts.

The Company has arrangements in which LNG or natural gas is sold on a “take-or-pay” basis whereby the customer is obligated to pay for the minimum guaranteed volumes even if it does not take delivery of them. The price under these agreements is based on a market index plus a fixed margin. The fixed transaction price allocated to the remaining performance obligations under these arrangements is $3,119,776 as of June 30, 2019, representing the fixed margin multiplied by the outstanding minimum guaranteed volumes. The Company expects to recognize this revenue over the following time periods. The pattern of recognition reflects the minimum guaranteed volumes in each period:

Period	Revenue
Remainder 2019	$58,981
2020	159,053
2021	164,789
2022	164,645
2023	164,724
Thereafter	2,407,584
Total	$3,119,776

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

During the six month period ended June 30, 2019, the Company began to incur costs to fulfill a contract with a significant customer. These costs primarily consist of expenses required to enhance resources to deliver under the agreement with the customer. Such costs are capitalized as incurred within Other non-current assets on the condensed consolidated balance sheets. As of June 30, 2019, the Company has capitalized $3,335, and these costs will be recognized over the expected customer life, beginning when the Company begins to deliver under the contract.

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

•	Cost approach – based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).

The following table presents the Company’s financial assets and financial liabilities that are measured at fair value as of June 30, 2019:

	June 30, 2019
	Level 1	Level 2	Level 3	Total	Valuation technique
Assets
Cash and cash equivalents	$200,306	$—	$—	$200,306	Market approach
Restricted cash	57,712	—	—	57,712	Market approach
Investment in equity securities	2,854	—	—	2,854	Market approach
Total	$260,872	$—	$—	$260,872

Liabilities
Derivative liability(1)	$—	$—	$9,937	$9,937	Income approach
Equity agreement(2)	—	—	16,667	16,667	Income approach
Total	$—	$—	$26,604	$26,604

(1)	Consideration due to the sellers of Shannon LNG (as defined in “Note 11. Intangible Assets” below) once first gas is supplied from the terminal to be built.
(2)	To be paid in shares at the earlier of agreed-upon date in 2020 or the commencement of significant construction activities specified in the Shannon LNG Agreement.

The following table presents the Company’s financial assets and financial liabilities that are measured at fair value as of December 31, 2018:

	December 31, 2018
	Level 1	Level 2	Level 3	Total	Valuation technique
Assets
Cash and cash equivalents	$78,301	$—	$—	$78,301	Market approach
Restricted cash	22,552	—	—	22,552	Market approach
Investment in equity securities	3,656	—	—	3,656	Market approach
Total	$104,509	$—	$—	$104,509

Liabilities
Derivative liability	$—	$—	$9,835	$9,835	Income approach
Equity agreement	—	—	16,924	16,924	Income approach
Total	$—	$—	$26,759	$26,759

The Company estimates fair value of the derivative liability and equity agreement using a discounted cash flows method with discount rates based on the average yield curve for bonds with similar credit ratings and matching terms to the discount periods as well as a probability of the contingent event occurring. The Company recorded a total loss/(gain) from fair value adjustment on the derivative liability and equity agreement of $478 and $(155) within Other expense (income), net in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2019, respectively. During the three and six months ended June 30, 2019, the Company had no settlements of the equity agreement or derivative liability or any transfers in or out of Level 3 in the fair value hierarchy.

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

6.	Restricted cash

As of June 30, 2019 and December 31, 2018, restricted cash consisted of the following:

	June 30, 2019	December 31, 2018
Collateral for performance under customer agreements	$15,126	$15,095
Collateral for LNG purchases	35,000	927
Collateral for letters of credit	7,297	6,238
Other restricted cash	289	292
Total restricted cash	$57,712	$22,552
Current restricted cash	$19,252	$30
Non-current restricted cash	38,460	22,522

7.	Inventory

As of June 30, 2019 and December 31, 2018, inventory consisted of the following:

	June 30, 2019	December 31, 2018
LNG and natural gas inventory	$19,010	$15,611
Materials, supplies and other	613	348
Total	$19,623	$15,959

Inventory is adjusted to the lower of cost or net realizable value each quarter. Changes in the value of inventory are recorded within Cost of sales in the condensed consolidated statements of operations and comprehensive loss. No adjustments were recorded during the three and six months ended June 30, 2019 and 2018, respectively.

8.	Investment in equity securities

The Company has invested in equity securities of an international oil and gas drilling contractor. The following tables present the number of shares, cost and fair value of the investment:

	June 30, 2019
(in thousands of U.S. dollars except shares)	Number of Shares	Cost	Fair value
Investment in equity securities(1)	295,256	$3,667	$2,854

	December 31, 2018
(in thousands of U.S. dollars except shares)	Number of Shares	Cost	Fair value
Investment in equity securities	1,476,280	$3,667	$3,656

(1)	During the six months ended June 30, 2019, the investee effected a 5-for-1 reverse stock split.

The movement of the equity investment during the six months ended June 30, 2019 is summarized below:

June 30, 2019
Beginning of period	$3,656
Unrealized gain/(loss)	(802)
End of period	$2,854

The unrealized loss of $1,698 and $802 for the three and six months ended June 30, 2019, respectively is included within Other expense (income), net in the condensed consolidated statements of operations and comprehensive loss.

9.	Construction in progress

The Company’s construction in progress activity during the six months ended June 30, 2019 is detailed below:

June 30, 2019
Balance at beginning of period	$254,700
Additions	168,101
Transferred to property, plant and equipment, net (Note 10)	(97,973)
Balance at end of period	$324,828

Interest expense of $9,111 and $0 was capitalized for the six months ended June 30, 2019 and 2018, respectively, inclusive of amortized debt issuance costs disclosed in “Note 15. Debt.”

10.	Property, plant and equipment, net

As of June 30, 2019 and December 31, 2018 the Company’s property, plant and equipment, net consisted of the following:

	June 30, 2019	December 31, 2018
LNG liquefaction facilities	$66,526	$65,631
Gas terminals	59,453	—
Gas pipelines	30,658	—
ISO containers and other equipment	20,773	15,873
Land	16,588	12,779
Leasehold improvements	8,054	7,229
Vehicles	1,329	1,178
Computer equipment	846	741
Accumulated depreciation	(12,970)	(9,391)
Total property, plant and equipment, net	$191,257	$94,040

Depreciation for the three months ended June 30, 2019 and 2018 totaled $1,983 and $910, respectively, of which $147 and $178 is respectively included within Cost of sales in the condensed consolidated statements of operations and comprehensive loss. Depreciation for the six months ended June 30, 2019 and 2018 totaled $3,563 and $1,767, respectively, of which $305 and $339 is respectively included within Cost of sales in the condensed consolidated statements of operations and comprehensive loss.

11.	Intangible assets

On November 9, 2018, the Company entered into an agreement to acquire the entire issued share capital of Shannon LNG Limited and Shannon LNG Energy Limited (together, “Shannon LNG”). Shannon LNG was previously formed to construct and operate a terminal, pipeline and related infrastructure in order to deliver natural gas to downstream customers in Ireland. In connection with the acquisition, the Company recognized intangible assets related to favorable lease agreements and permits.

The following table summarizes the composition of intangible assets as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life
Shannon LNG leases and permits	$42,685	$677	$42,008	40 to 91
Total intangible assets	$42,685	$677	$42,008

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life
Shannon LNG leases and permits	$43,191	$134	$43,057	40 to 91
Total intangible assets	$43,191	$134	$43,057

As of June 30, 2019, the weighted-average remaining amortization periods for the intangible assets is 39.63 years. Amortization for the three and six months ended June 30, 2019 totaled $274 and $543, respectively.

12.	Finance leases, net

The Company placed its storage and regasification LNG terminal in Montego Bay, Jamaica into service on October 30, 2016, which has been accounted for as a direct finance lease. In addition, the Company has also entered into other arrangements to lease equipment to customers which are accounted for as direct finance leases. The components of the direct finance leases as of June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019	December 31, 2018
Finance leases	$298,904	$306,832
Unearned income	(206,214)	(213,682)
Total finance leases, net	$92,690	$93,150
Current portion	$1,025	$943
Non-current	91,665	92,207

Receivables related to the Company’s direct finance leases are primarily with a public utility that generates consistent cash flow. Therefore, the Company does not expect a material impact to the results of operations or financial position due to nonperformance from such counterparty.

13.	Other non-current assets

As of June 30, 2019 and December 31, 2018, other non-current assets consisted of the following:

	June 30, 2019	December 31, 2018
Easements	$1,446	$1,159
Port access rights	12,206	12,671
Initial lease costs	8,702	9,200
Nonrefundable deposit	10,970	10,810
Upfront payments to customers	6,329	—
Other	6,708	1,415
Total other non-current assets	$46,361	$35,255

Port access rights related to the Company’s port lease in Baja California Sur, Mexico, represent capitalized initial direct costs of entering the lease and are amortized straight-line over the lease term as additional rent expense. Initial lease costs represent capitalized payments made to previous lessees to secure the Company’s port lease in San Juan, Puerto Rico, and are also amortized straight-line over the lease term. Nonrefundable deposits are primarily related to deposits for planned land purchases in Pennsylvania and Ireland.

Upfront payments to customers consist of amounts the Company has paid in relation to two natural gas sales contracts with customers. Under these agreements, the Company has made payments of $5,000 and is obligated to make an additional payment of $1,350 to the customers in order to construct fuel-delivery infrastructure that the customers will own.

14.	Accrued liabilities

As of June 30, 2019 and December 31, 2018 accrued liabilities consisted of the following:

	June 30, 2019	December 31, 2018
Accrued construction costs	$16,870	$41,343
Accrued IPO costs	—	5,296
Accrued vessel charter costs	2,160	—
Accrued bonuses	10,600	12,582
Other accrued expenses	12,442	8,291
Total	$42,072	$67,512

15.	Debt

As of June 30, 2019 and December 31, 2018, the Company’s current debt consisted of the New Term Loan Facility and the Term Loan Facility (as defined below) with balances of $490,523 and $272,192, respectively.

New Term Loan Facility

On August 16, 2018, the Company entered into a Term Loan Facility (the “Term Loan Facility”). On December 31, 2018, the Company amended its previous Term Loan Facility to borrow up to an aggregate principal amount of $500,000 (the “New Term Loan Facility”) from a syndicate of two lenders. The Company initially borrowed $280,000 under the New Term Loan Facility. On March 21, 2019, the Company drew an additional $220,000 under the New Term Loan Facility, bringing the Company’s total outstanding borrowings to $500,000 under the New Term Loan Facility.

All borrowings under the New Term Loan Facility bear interest at a rate selected by the Company of either (i) the LIBOR divided by one minus the applicable reserve requirement plus a spread of 4.0% or (ii) subject to a floor of 1.0%, a Base Rate equal to the higher of (a) the Prime Rate, (b) the Federal Funds Rate plus 1⁄2 of 1.0% or (c) the 1-month LIBOR rate plus 1.0% plus a spread of 3.0%. The New Term Loan Facility is set to mature on December 31, 2019 and is repayable in quarterly installments of $1,250, with a balloon payment due at maturity. The Company has the option to extend the maturity date for two additional six-month periods; upon the exercise of each extension option, the spread on LIBOR and Base Rate increases by 0.5%. To exercise the extension option, the Company must pay a fee equal to 1.0% of the outstanding principal balance at the time of the exercise of the option.

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

The Company paid $4,400 of additional fees in connection with the $220,000 draw on the New Term Loan Facility. These fees were capitalized as a reduction to the New Term Loan Facility on the condensed consolidated balance sheets. The total unamortized deferred financing costs as of June 30, 2019 was $6,977.

Interest and related amortization of debt issuance costs recognized during major development and construction projects are capitalized and included in the cost of the project. Amortization of debt issuance costs were $3,166 and $165 for the three months ended June 30, 2019 and 2018, respectively, of which $1,558 and $0 were capitalized, respectively, and $5,230 and $339 for the six months ended June 30, 2019 and 2018, respectively, of which $2,641 and $0 were capitalized, respectively.

16.	Income taxes

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

The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. As of June 30, 2019, the Company concluded, based on the weight of all available positive and negative evidence, those deferred tax assets recorded as part of the IPO are not more likely than not to be realized and accordingly, a full valuation allowance has been recorded on this deferred tax asset as of June 30, 2019.

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

Ireland

NFI acquired Shannon LNG on November 9, 2018. The Shannon LNG entities are incorporated in Ireland and had net operating loss carryforwards of approximately $41,395 as of the acquisition date. These losses were evaluated to determine if any would be subject to a limitation resulting from the acquisition. The Company concluded, based on the weight of all available positive and negative evidence, those deferred tax assets relating to the net operating loss carryforwards are not more likely than not to be realized and accordingly, a full valuation allowance has been recorded on these deferred tax assets as of June 30, 2019.

Puerto Rico

NFI has a subsidiary, NFEnergia LLC (NFEnergia) incorporated in Puerto Rico. NFEnergia is treated as a controlled foreign coporation for U.S. federal income tax purposes. The entity has not yet begun operations in Puerto Rico and has been in a loss position since it was organized in 2017. A full valuation allowance has been recorded against deferred tax assets related to those losses as of June 30, 2019.

Total Operations

The effective tax rate for the three months ended June 30, 2019 and June 30, 2018 was (0.30)% and (1.51)%, respectively. The total tax expense for the three months ended June 30, 2019 and 2018 was $155 and $280, respectively.

The effective tax rate for the six months ended June 30, 2019 and June 30, 2018 was (0.36)% and (0.31)%, respectively. The total tax expense for the six months ended June 30, 2019 and 2018 was $401 and $93, respectively.

The Company has not recorded a liability for uncertain tax positions as of June 30, 2019. The Company remains subject to periodic audits and reviews by the taxing authorities, and NFE’s returns since its formation remain open for examination.

17.	Commitments and contingencies

Contingencies

As of December 31, 2016, the Company had accrued for $1,204 of tangible personal property tax levied in the State of Florida with respect to the Company’s LNG plant in Hialeah, Florida. During 2017, the Company paid this amount in full and subsequently initiated legal proceedings to challenge the tax amount for a full or partial rebate. The Company successfully challenged the tax amount, including penalties, and received a full rebate. The State of Florida has appealed the determination and the Company repaid the rebate amount in order to avoid penalties and charges while the appeal is under consideration.

As of the date at which these condensed consolidated financial statements were issued, the appeal has not been concluded. Should the State of Florida lose the appeal, the Company expects a full refund which will be recognized as a gain contingency recognized in earnings when the cash is received.

18.	Earnings per share

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Numerator:
Net loss	$(51,233)	$(111,525)
Less: net loss attributable to non-controlling interests	45,047	91,782
Net loss attributable to Class A shares	$(6,186)	$(19,743)
Denominator:
Weighted-average shares - basic and diluted	22,114,002	18,154,939
Net loss per share - basic and diluted	$(0.28)	$(1.09)

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

June 30, 2019
Unvested RSUs(1)	3,959,725
Class B shares(2)	147,058,824
Shannon Equity Agreement shares(3)	1,432,208
Total	152,450,757

(1)	Represents the number of instruments outstanding at the end of the period.
(2)	Class B shares at the end of the period are considered potentially dilutive Class A shares under application of the if-converted method.
(3)	Class A shares that would be issued in relation to the Shannon LNG Equity agreement.

19.	Share-based compensation

During the six months ended June 30, 2019, the Company granted RSUs to select officers, employees, non-employee members of the board of directors, and select non-employees under the Incentive Plan.

The Company estimates the fair value of RSUs on the grant date based on the closing price of the underlying shares on the grant date and other fair value adjustments to account for a post-vesting holding period. These fair value adjustments were estimated based on the Finnerty model.

For the six months ended June 30, 2019, cumulative compensation expense recognized for forfeited awards of $56 was reversed.

The following table summarizes the RSU activity for the six months ended June 30, 2019:

	Restricted Stock Units	Weighted- average grant date fair value per share
Non-vested RSUs as of December 31, 2018	—	$—
Granted	5,404,823	13.48
Vested and shares issued	(1,284,383)	13.53
Forfeited	(160,715)	13.51
Non-vested RSUs as of June 30, 2019	3,959,725	$13.46

During the six months ended June 30, 2019, the Company recognized a compensation expense of $28,008, of which $27,679 and $329 are recorded in Selling, general and administrative and Operations and maintenance, respectively. During the three months ended June 30, 2019, the Company recognized a compensation expense of $8,971, of which $8,711 and $260 are recorded in Selling, general and administrative and Operations and maintenance, respectively. The Company recognizes the income tax benefits resulting from vesting of RSUs in the period they vest, to the extent the compensation expense has been recognized.

As of June 30, 2019, the Company had 3,959,725 non-vested RSUs subject to service conditions and therefore had unrecognized compensation costs of approximately $42,629. The non-vested RSUs will vest over a period from ten months to three years following the grant date. The weighted-average remaining vesting period of non-vested RSUs totaled 1.53 years as of June 30, 2019.

20.	Leases, as lessee

During the three months ended June 30, 2019 and 2018, the Company recognized rental expense for all operating leases of $8,939 and $6,810 respectively. During the six months ended June 30, 2019 and 2018, the Company recognized rental expense for all operating leases of $17,376 and $11,295 respectively related primarily to LNG vessel time charters, office space, a land site lease and marine port berth leases as detailed in the table below.

Lease	Term	Rent Escalation

Land site lease¹	5 year initial term; 5 year renewal option	2.5% per annum

Marine port berth lease	10 year initial term; annual renewal option for up to 10 years	15% after year 5

Marine port berth lease	20 year initial term; no renewal option	No escalation

LNG vessel time charter	24 month initial term; 3 month renewal option	No escalation

LNG vessel time charter	7 year initial term; no renewal option	2% per annum after year 3

LNG vessel time charter	15 year initial term; non-cancellable for the first 3 years; 5 year renewal option	No escalation

Office space lease	7 year initial term; two 5-year renewal options	3% per annum

Office space lease	1 year renewal option	5% per annum

[1]	Refer to “Note 21. Related party transactions” for additional detail.

21.	Related party transactions

Management and administrative services

In the ordinary course of business, Fortress Investment Group LLC (“Fortress”), through affiliated entities, has historically charged the Company for administrative and general expenses incurred pursuant to its Management Services Agreement (“Management Agreement”). Upon completion of the IPO, the Management Agreement was terminated and replaced by an Administrative Services Agreement (“Administrative Agreement”) to charge the Company for similar administrative and general expenses. The charges under the Management Agreement and Administrative Agreement that are attributable to the Company totaled $1,742 and $377 for the three months ended June 30, 2019 and 2018, respectively and $4,520 and $724 for the six months ended June 30, 2019 and 2018, respectively.  Costs associated with the Management Agreement and Administrative Agreement are included within Selling, general and administrative in the condensed consolidated statements of operations and comprehensive loss.

In addition to management and administrative services, an affiliate of Fortress owns and leases an aircraft chartered by the Company for business purposes in the course of operations. The Company incurred, at aircraft operator market rates, charter costs of $649 and $358 for the three months ended June 30, 2019 and 2018, respectively and charter costs of $1,625 and $591 for the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019 and December 31, 2018, $5,707 and $3,579 were due to Fortress, respectively.

Land and office lease

The Company has historically leased land and office space from Florida East Coast Industries, LLC (“FECI”), an affiliate of the Company. In April 2019, FECI sold the office building to a non-affiliate, and as such, the lease of the office space is now no longer held with a related party. The expense for the period that the land and building was owned by a related party during the three months ended June 30, 2019 and 2018 totaled $112 and $71, respectively, of which $38 and $0 related to the office lease and ancillary services is included in Selling, general and administrative, and $74 and $71 related to the land lease is included within Operations and maintenance, respectively. The expense for the period that the land and building was owned by a related party during the six months ended June 30, 2019 and 2018 totaled $758 and $117, respectively, of which $386 and $0 was capitalized to Construction in progress, $223 and $0 related to the office lease and ancillary services is included in Selling, general and administrative, and $149 and $117 related to the land lease is included within Operations and maintenance, respectively in the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2019 and December 31, 2018, $0 and $597 were due to FECI, respectively.

DevTech Investment

In August 2018, the Company entered into a consulting arrangement with DevTech Environment Limited (“DevTech”), to provide business development services to increase the customer base of the Company. DevTech also contributed cash consideration in exchange for a 10% interest in a consolidated subsidiary. The 10% interest is reflected as non-controlling interest in the Company’s condensed consolidated financial statements. DevTech also purchased 10% of a note payable due to an affiliate of the Company. As of June 30, 2019 and December 31, 2018, $1,073 and $755 was owed to DevTech on the note payable, respectively. The outstanding note payable due to DevTech is included in Other long-term liabilities in the condensed consolidated balance sheet as of June 30, 2019. For the three and six months ended June 30, 2019, interest expense on the note payable due to DevTech was $24 and $46, respectively. As of June 30, 2019 and December 31, 2018, $665 and $365 was due from DevTech, respectively.

Fortress affiliated entities

Since 2017, the Company has provided certain administrative services to related parties including Fortress Energy Partners that is billed on a yearly basis. As of June 30, 2019 and December 31, 2018, $357 and $525 were due from affiliates, respectively. There are no costs incurred by the Company as it is fully reimbursed, and there is currently a receivable outstanding. Additionally, Fortress affiliated entities provide certain administrative services to the Company. As of June 30, 2019 and December 31, 2018, $622 and $305 were due to Fortress affiliates, respectively.

Due to/from Affiliates

The tables below summarizes the balances outstanding with affiliates at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Amounts due to affiliates	$6,329	$4,481
Amounts due from affiliates	1,022	890

22.	Subsequent events

On August 12, 2019, NFE South Power Holdings Limited (“South Power”), a wholly owned subsidiary of the Company, executed a binding commitment letter pursuant to which a financial institution committed to purchase $180,000 in secured and unsecured bonds (the “Senior Secured Bonds” and “Senior Unsecured Bonds”, respectively). At closing, South Power will issue up to $72,000 and $45,000 in Senior Secured Bonds and Senior Unsecured Bonds, respectively. Additionally, the commitment to purchase Senior Unsecured Bonds may increase to $50,000 prior to closing. The Senior Secured Bonds will be secured by the dual-fired combined heat and power facility in Clarendon, Jamaica (the “CHP Plant”) that is currently under construction and related receivables and assets, and the proceeds will be used to fund the completion of the CHP Plant and to reimburse advances made by the Company. Upon completion of certain conditions, South Power will have the ability to issue an additional $63,000 Senior Secured Bonds.

The Senior Secured Bonds bear interest at an annual fixed rate of 8.25% and will mature 15 years from the closing date of each tranche. No principal payments will be due for the first seven years. After seven years, quarterly principal payments of approximately 1.6% of the original principal amount will be due, with a 50% balloon payment due upon maturity. Interest payments on outstanding principal balances will be due quarterly.

The Senior Unsecured Bonds will bear interest at an annual fixed rate of 11.00% and will mature 17 years from the closing date.  No principal payments will be due for the first nine years. After nine years, principal payments will be due quarterly on an escalating schedule. Interest payments on outstanding principal balances will be due quarterly.

South Power will be required to comply with certain financial covenants as well as customary affirmative and negative covenants, including limitations on incurring additional indebtedness.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain information contained in the following discussion and analysis, including information with respect to our plans, strategy, projections and expected timeline for our business and related financing, includes forward-looking statements that involve risks and uncertainties. Forward-looking statements are estimates based upon current information and involve a number of risks and uncertainties. Actual events or results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors. This discussion and analysis includes information that is intended to provide investors with an understanding of our past performance and our current financial condition and is not necessarily indicative of our future performance. Please refer to “—Factors Impacting Comparability of Our Financial Results” for further discussion.  The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year.

You should read “Part II, Item 1A. Risk Factors” and “Cautionary Statement on Forward Looking Statements” elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and “Part I, Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2018 (our “Annual Report”) for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

The following information should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report. Our financial statements have been prepared in accordance with GAAP. The unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2019 included herein, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature.

Unless the context otherwise requires, references to “Company,” “NFE,” “we,” “our,” “us” or like terms refer to New Fortress Energy LLC and its subsidiaries. When used in a historical context that is prior to the completion of NFE’s initial public offering (“IPO”), “Company,” “we,” “our,” “us” or like terms refer to New Fortress Energy Holdings LLC, a Delaware limited liability company (“New Fortress Energy Holdings”), our predecessor for financial reporting purposes. Unless otherwise indicated, dollar amounts are presented in thousands.

Overview

We are engaged in providing energy and logistical services to end-users worldwide seeking to convert their operating assets from diesel or heavy fuel oil to liquefied natural gas (“LNG”). The Company currently has liquefaction and regasification operations in the United States and Jamaica. We currently source LNG from a combination of our own liquefaction facility in Miami, Florida and purchases from third party suppliers. We are developing the infrastructure necessary to supply all of our existing and future customers with LNG produced primarily at our own facilities. We expect that control of our vertical supply chain, from liquefaction to delivery of LNG, will help to reduce our exposure to future LNG price variations and enable us to supply our existing and future customers with LNG at a price that reflects production at our own facilities, reinforcing our competitive standing in the LNG market. Our strategy is simple: we seek to manufacture our own LNG at attractive prices, using fixed-price feedstock, and we seek to sell natural gas (delivered through LNG infrastructure) or gas-fired power to customers that sign long-term, take-or-pay contracts.

Our Current Operations

Our management team has successfully employed our strategy to secure long-term, take-or-pay contracts with Jamaica Public Service Company Limited (“JPS”), the sole public utility in Jamaica, South Jamaica Power Company Limited (“JPC”), an affiliate of JPS, and Jamalco, a joint venture between General Alumina Jamaica Limited (“GAJ”), a subsidiary of Noble Group, and Clarendon Alumina Production Limited, an entity minority-owned by the Government of Jamaica, with a focus on bauxite mining and alumina production in Jamaica (“Jamalco”), each of which is described in more detail below. Certain assets built to service JPS and JPC have, and the assets built to service Jamalco will have, capacity to service other customers. We currently procure our LNG either by purchasing it under a multi-cargo contract from a supplier or by manufacturing it in our natural gas liquefaction, storage and production facility located in Miami-Dade County, Florida (the “Miami Facility”). In the future, we intend to develop the infrastructure necessary to supply our existing and future customers with LNG produced primarily at our own facilities, including our expanded delivery logistics chain in Northern Pennsylvania (the “Pennsylvania Facility” and, together with the Miami Facility, the “Liquefaction Facilities”).

Montego Bay Terminal

Our storage and regasification terminal in Montego Bay, Jamaica (the “Montego Bay Terminal”) serves as our supply hub for the north side of Jamaica, providing gas to JPS to fuel the 145MW Bogue Power Plant in Montego Bay, Jamaica. The Montego Bay Terminal commenced commercial operations in October 2016 and can store approximately two million gallons of LNG in seven storage tanks. The Montego Bay Terminal also consists of an ISO loading facility that can transport LNG to all of our industrial and manufacturing (“small-scale”) customers across the island. The small-scale business provides their users with an alternative fuel to support their business operations and limit reliance on monopolistic utilities.

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

Old Harbour Terminal

Our marine LNG storage and regasification terminal in Old Harbour, Jamaica (the “Old Harbour Terminal”) commenced commercial operations during the second quarter 2019 and is capable of processing approximately six million gallons of LNG (500,000 MMBtu) per day. The Old Harbour Terminal supplies gas to the new 190MW Old Harbour power plant (the “Old Harbour Power Plant”) operated by JPC. The Old Harbour Power Plant is substantially complete and is expected to be fully operational during the fourth quarter of 2019.

Results of Operations – Three and Six Months Ended June 30, 2019 compared to Three and Six Months Ended June 30, 2018

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Revenues
Operating revenue	$31,738	$22,653	$9,085	$57,876	$44,916	$12,960
Other revenue	8,028	4,146	3,882	11,841	7,592	4,249
Total revenues	39,766	26,799	12,967	69,717	52,508	17,209

Operating expenses
Cost of sales	44,043	25,766	18,277	77,392	46,531	30,861
Operations and maintenance	5,403	1,907	3,496	9,902	3,751	6,151
Selling, general and administrative	32,169	15,535	16,634	81,918	27,404	54,514
Depreciation and amortization	2,110	732	1,378	3,801	1,428	2,373
Total operating expenses	83,725	43,940	39,785	173,013	79,114	93,899
Operating loss	(43,959)	(17,141)	(26,818)	(103,296)	(26,606)	(76,690)
Interest expense	6,199	1,603	4,596	9,483	3,206	6,277
Other expense (income), net	920	(199)	1,119	(1,655)	(167)	(1,488)
Loss before taxes	(51,078)	(18,545)	(32,533)	(111,124)	(29,645)	(81,479)
Tax expense (benefit)	155	280	(125)	401	93	308
Net loss	$(51,233)	$(18,825)	$(32,408)	$(111,525)	$(29,738)	$(81,787)

Revenues

Operating revenue from LNG and natural gas sales increased by $9,085 and $12,960, for the three and six months ended June 30, 2019, respectively. The increases in both the three and six month periods were primarily driven by the commissioning of the Old Harbour Terminal and increases in volumes sold at the Montego Bay Terminal. During the second quarter 2019, the Old Harbour Terminal commenced commercial operations, and we began to recognize revenue from our contract with JPC, adding $4,054 in operating revenue for both the three and six months ended June 30, 2019.

The delivered volume at the Montego Bay Terminal increased by 6.3 million gallons (0.5 TBtu) from 23.5 million gallons (1.9 TBtu) for the three months ended June 30, 2018 to 29.8 million gallons (2.4 TBtu) for the three months ended June 30, 2019. The delivered volume at the Montego Bay Terminal increased by 10.2 million gallons (0.8 TBtu) from 46.3 million gallons (3.8 TBtu) for the six months ended June 30, 2018 to 56.5 million gallons (4.6 TBtu) for the six months ended June 30, 2019.

The increase in volumes delivered at the Montego Bay Terminal were attributable to additional new small-scale customers as well as an increase in consumption at an existing customer due to the customer’s installation of a new gas turbine that consumes approximately 60,500 gallons (5,000 MMBtu) per day. Of the volumes delivered at the Montego Bay Terminal, 1.8 million gallons (145,151 MMBtu) and 0.7 million gallons (59,713 MMBtu) were delivered to small-scale networks in the three months ended June 30, 2019 and 2018, respectively. Of the volumes delivered at the Montego Bay Terminal, 3.0 million gallons (246,837 MMBtu) and 1.3 million gallons (106,173 MMBtu) were delivered to small-scale networks in the six months ended June 30, 2019 and 2018, respectively.

Other revenue increased by $3,882 and $4,249, for the three and six months ended June 30, 2019, respectively. The Company leases certain facilities and equipment, including the Montego Bay Terminal, to its customers which are accounted for either as direct financing leases or operating leases. We currently generate a majority of other revenue from interest recognized from direct financing leases or leasing revenue from operating leases. The increase in other revenue for both the three and six months ended June 30, 2019 was primarily driven by additional operating leases with small-scale customers. During the three and six months ended June 30, 2019, we also recognized revenue related to the installation of a pipeline; we did not have any such projects for customers ongoing during the comparable periods ended June 30, 2018.

Cost of sales

Cost of sales includes the procurement of feedgas or LNG as applicable, shipping and logistics costs to deliver LNG to our facilities and regasification to supply natural gas to our customers. Our LNG and natural gas supply are purchased from third parties or converted in our Miami Facility. Costs to convert natural gas to LNG, including labor and other direct costs to operate our Miami Facility are also included in Cost of sales.

Cost of sales increased by $18,277 and $30,861 for the three and six months ended June 30, 2019, respectively. The increase in Cost of sales was attributable to increased costs to purchase LNG from third parties. The weighted-average cost of gas increased from $0.69 per gallon ($8.29 per MMBtu) for the three months ended June 30, 2018 to $0.83 per gallon ($10.08 per MMBtu) for the three months ended June 30, 2019, which is inclusive of boil-off gas. The weighted-average cost of LNG increased from $0.64 per gallon ($7.75 per MMBtu) for the six months ended June 30, 2018 to $0.83 per gallon ($10.08 per MMBtu) for the six months ended June 30, 2019, which is inclusive of boil-off gas. Additionally, the volumes delivered increased by 31% and 22% for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018, respectively. The Company also incurred an increase in charter costs due to an additional ship charter at a daily rate of $50. During the three and six months ended June 30, 2019, we also recognized costs related to the installation of a pipeline for a customer; we did not have any such projects for customers ongoing during the comparable periods ended June 30, 2018.

Operations and maintenance

Operations and maintenance relates to costs of operating our Miami Facility, Montego Bay Terminal and Old Harbour Terminal, exclusive of costs to convert that are reflected in Cost of sales. Operations and maintenance increased by $3,496 and $6,151 for the three and six months ended June 30, 2019, respectively. The increases were primarily a result of higher costs associated with the operations of charter vessels of $1,921 and $3,615 in the three and six month periods ended June 30, 2019 respectively. The increase was also attributable to additional plant personnel costs that we incurred subsequent to the commissioning of the Old Harbour Terminal.

Selling, general and administrative

Selling, general and administrative includes employee travel costs, insurance and costs associated with activities for projects that are in initial stages and development is not yet probable. Selling, general and administrative also includes compensation expenses for our corporate employees as well as professional fees for our advisors.

Selling, general and administrative increased by $16,634 and $54,514 for the three and six months ended June 30, 2019, respectively. The increase in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 was primarily attributable to stock-based compensation expense of $8,711, as well as increased headcount as compared to the same period in the prior year.  The increase of $54,514 in the six month period ended June 30, 2019 as compared with the same period ended June 30, 2018 was driven mainly by recognition of $18,968 in the first quarter of 2019 due to vested restricted stock units (“RSUs”) issued to employees and non-employees after our IPO. We also incurred $8,711 in the second quarter of 2019 for continuing recognition of compensation expense related to RSUs granted in the first quarter of 2019. Additionally, there was an increase of $4,760 in transaction costs associated with financing activities. The remaining change is due to increased professional fees.

Depreciation and amortization

Depreciation and amortization increased by $1,378 and $2,373 for the three and six months ended June 30, 2019, respectively. The increase is primarily a result of additional equipment purchases placed in service for small-scale customers.

Interest expense

Interest expense increased by $4,596 and $6,277 for the three and six months ended June 30, 2019, respectively, primarily as a result of additional principal balance outstanding since March 2019 under the New Term Loan Facility (as defined below).

Other expense (income), net

Other expense, net increased by $1,119 for the three months ended June 30, 2019. Other income, net increased by $1,488 for the six months ended June 30, 2019. The increase in expense for the three months ended June 30, 2019 was driven by changes in fair value of the derivative liability and equity agreement associated with our acquisition of Shannon LNG in November 2018 and the change in value of an available-for-sale investment, which prior to the adoption of ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities was recorded in Other comprehensive income. For the six months ended June 30, 2019, Other income increased due to interest income of $2,473, which was partially offset by changes in the fair value of the derivative liability, equity agreement, and available-for-sale investment.

Tax expense (benefit)

Tax expense increased by $308 for the six months ended June 30, 2019 due to higher income in Jamaican entities.

Factors Impacting Comparability of Our Financial Results

Our historical results of operations and cash flows are not indicative of results of operations and cash flows to be expected in the future, principally for the following reasons:

•
Our historical financial results only include our Miami Facility, our Montego Bay Terminal and certain small-scale customers. Our historical financial statements only include our Miami Facility, our Montego Bay Terminal and certain small-scale customers and do not include the impact of projects that commenced commercial operations during 2019, such as the Old Harbour Terminal and the increase in sales to small-scale customers. None of the periods presented include future revenue that should result from long-term, take-or-pay contracts with downstream customers expected from projects under development, including the dual-fired combined heat and power facility in Clarendon, Jamaica (the “CHP Plant”), the multi-fuel handling facility located in the Port of San Juan, Puerto Rico (the “San Juan Facility”), the LNG regasification terminal in La Paz, Baja California Sur, Mexico (the “La Paz Terminal”), the LNG terminal on the Shannon Estuary near Ballylongford, Ireland (the “Ireland Terminal” and, together with the Old Harbour Terminal, the Montego Bay Terminal, the San Juan Facility and the La Paz Terminal, our “Terminals”) and the Pennsylvania Facility. The Old Harbour Terminal began commercial operations during the second quarter 2019, and we expect the Old Harbour Power Plant, a significant buyer of gas from the Old Harbour Terminal, to be fully operational during the fourth quarter 2019.

In addition, we currently purchase the majority of our supply of LNG from third parties. For the three months ended June 30, 2019 and 2018, we sourced 93% and 90%, respectively, of our LNG volumes from third parties. For the six months ended June 30, 2019 and 2018, we sourced 93% and 90%, respectively, of our LNG volumes from third parties. We are in the process of developing in-basin liquefaction facilities that will vertically integrate our supply and substantially reduce the need to source LNG from third parties, which, when combined with lower cost production, should significantly impact our results of operations and cash flows from both contracted and expected downstream sales.

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

The financial statements of NFE beginning in February 2019 subsequent to our IPO allocate a significant portion of the results of operations to New Fortress Energy Holdings, through its non-controlling interest in NFI. NFE has elected to be taxed as a corporation and is subject to U.S. federal and state income taxes, and as such, may recognize a tax expense (benefit), as well as associated deferred tax accounts. As of June 30, 2019, NFE has recorded a valuation allowance on all of its deferred taxes associated with U.S. federal and state income taxes.

•
We have incurred and will continue to incur incremental selling, general and administrative expenses related to our transition to a publicly traded company. We completed our IPO on February 4, 2019, and we expect to incur direct, incremental general and administrative expenses as a result of being a publicly traded company, including costs associated with the employment of additional personnel, compliance under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), annual and quarterly reports to our common shareholders, registrar and transfer agent fees, national stock exchange fees, the costs associated with the initial implementation of our Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) Section 404 internal controls and testing, audit fees, incremental director and officer liability insurance costs and director and officer compensation. These direct, incremental general and administrative expenses are not included in our historical results of operations for the three and six months ended June 30, 2018.

Liquidity and Capital Resources

We believe we will have sufficient liquidity, cash flow from operations and access to additional capital sources, to fund our capital expenditures and working capital needs for the next 12 months. We expect to fund our current operations and continued development of additional facilities through a combination of cash on hand, borrowings from the New Term Loan Facility, and the issuance of Senior Secured Bonds and Senior Unsecured Bonds (both defined below) in the third quarter of 2019. Our IPO was completed on February 4, 2019, and we issued and sold 20,000,000 Class A shares at an IPO price of $14.00 per share, raising net proceeds of approximately $257,000. On March 1, 2019, the underwriters exercised their option to purchase an additional 837,272 Class A shares at the IPO price of $14.00 per share, less underwriting discounts, raising additional net proceeds of $11,048. On March 21, 2019, we drew the remaining availability on our New Term Loan Facility and have $497,500 outstanding as of June 30, 2019. On August 12, we signed a binding commitment to issue up to $180,000 in Senior Secured Bonds and Senior Unsecured Bonds.

We have assumed total expenditures for all completed and existing projects to be approximately $765 million, with approximately $483 million having already been spent through June 30, 2019. This estimate represents the expenditures necessary to complete construction of the San Juan Facility, the La Paz Terminal, the CHP Plant as well as expected expenditures to serve new small-scale customers. We are currently exploring opportunities to expand our business into new markets, including the Caribbean, Angola and Mexico, and we will require significant additional capital to implement our strategy.

Cash Flows

The following table summarizes the changes to our cash flows for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018:

	Six Months Ended June 30,
(in thousands)	2019	2018	Change
Cash flows from:
Operating activities	$(92,068)	$(27,717)	$(64,351)
Investing activities	(231,877)	(76,002)	(155,875)
Financing activities	481,110	66,848	414,262
Net increase (decrease) in cash, cash equivalents, and restricted cash	$157,165	$(36,871)	$194,036

Cash (used in) operating activities

Our cash flow used in operating activities was $92,068 for the six months ended June 30, 2019, which increased by $64,351 from $27,717 for the six months ended June 30, 2018. For both the six-month periods ended June 30, 2019 and 2018, we had losses that comprised a significant portion of cash used in operating activities due to the continued expansion of our business activities. The loss in the six months ended June 30, 2019 reflects non-cash shared-based compensation expense, which was excluded from the cash used in operating activities. Cash flows used in operating activities for the six months ended June 30, 2019 was also significantly impacted by increases in receivables and other assets.

Cash (used in) investing activities

Our cash flow used in investing activities was $231,877 for the six months ended June 30, 2019, which increased by $155,875 from $76,002 for the six months ended June 30, 2018. The increase in cash flow used in investing activities is due to the increase in capital expenditures to complete the Old Harbour Terminal as well as construction of the CHP Plant and the San Juan Facility.

Cash provided by financing activities

Our cash flow provided by financing activities was $481,110 for the six months ended June 30, 2019, which increased by $414,262 from $66,848 for the six months ended June 30, 2018. The increase in cash flow provided by financing activities is due to additional borrowings under the New Term Loan Facility of $220,000 in March 2019 and the net proceeds received from the IPO in February 2019.

Debt

New Term Loan Facility

On August 16, 2018, the Company entered into a Term Loan Facility (the “Term Loan Facility”) to borrow term loans, available in three draws, up to an aggregate principal amount of $240,000. On December 31, 2018, the Company amended its Term Loan Facility (the “New Term Loan Facility”) to, among other things, (i) increase the amount available for borrowing thereunder from $240,000 to $500,000, (ii) extend the initial maturity date to December 31, 2019, (iii) modify certain provisions relating to restrictive covenants and existing financial covenants, and (iv) remove the mandatory prepayment required with the net proceeds received in connection with an initial public offering. Borrowings under the New Term Loan Facility bear interest at a rate selected by the Company of either (i) the LIBOR divided by one minus the applicable reserve requirement plus a spread of 4.0%, or (ii) subject to a floor of 1.0%, a Base Rate equal to the highest of (a) the Prime Rate, (b) the Federal Funds Rate plus 1 ⁄2 of 1.0% or (c) the 1-month LIBOR rate plus the difference between the applicable LIBOR margin and Base Rate margin, plus a spread of 3.0%. The Company initially borrowed $280,000 under the New Term Loan Facility. The New Term Loan Facility is set to mature on December 31, 2019 and is repayable in quarterly installments of $1,250, with a balloon payment due on the maturity date. The Company has the option to extend the maturity date for two additional six-month periods; upon the exercise of each extension option, the interest rate spread on LIBOR and Base Rate increases by 0.5%. To exercise each extension option, the Company must pay a fee equal to 1.0% of the outstanding principal balance at the time of the exercise of the option.

The New Term Loan Facility is secured by mortgages on certain properties owned by the Company’s subsidiaries, in addition to other collateral. The Company is required to comply with certain financial covenants and other restrictive covenants, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. The New Term Loan Facility also provides for customary events of default, prepayment and cure provisions. As of June 30, 2019, the Company was in compliance with all required covenants under the New Term Loan Facility.

In March 2019, the Company drew the remaining $220,000 available capacity under the New Term Loan Facility, and as of June 30, 2019, the total principal amount outstanding under the New Term Loan Facility was $497,500. The Company plans to use the $220,000 drawn in the first quarter of 2019 to make capital expenditures to complete the CHP Plant and San Juan Facility, as well as for additional storage and regasification facilities for our small-scale customers. The Company paid $4,400 of additional fees in connection with the $220,000 draw on the New Term Loan Facility. These fees were capitalized as a reduction to the New Term Loan Facility on the condensed consolidated balance sheet. The total unamortized deferred financing costs as of June 30, 2019 was $6,977. In addition, the Company incurred $4,760 of costs for financing activities during the six months ended June 30, 2019 that were recognized as an expense within the condensed consolidated statements of operations and comprehensive loss.

South Power Senior Secured Bonds and Senior Unsecured Bonds

On August 12, 2019, NFE South Power Holdings Limited (“South Power”), a wholly owned subsidiary of the Company, executed a binding commitment letter pursuant to which a financial institution committed to purchase up to $180,000 in secured and unsecured bonds (the “Senior Secured Bonds” and “Senior Unsecured Bonds”, respectively). At closing, South Power will issue up to $72,000 and $45,000 in Senior Secured Bonds and Senior Unsecured Bonds, respectively. Additionally, the commitment to purchase Senior Unsecured Bonds may increase to $50,000 prior to closing. The Senior Secured Bonds will be secured by the CHP Plant that is currently under construction and related receivables and assets, and the proceeds will be used to fund the completion of the CHP Plant and to reimburse advances made by the Company. Upon completion of certain conditions, South Power will have the ability to issue an additional $63,000 Senior Secured Bonds.

The Senior Secured Bonds bear interest at an annual fixed rate of 8.25% and will mature 15 years from the closing date of each tranche. No principal payments will be due for the first seven years. After seven years, quarterly principal payments of approximately 1.6% of the original principal amount will be due, with a 50% balloon payment due upon maturity. Interest payments on outstanding principal balances will be due quarterly.

The Senior Unsecured Bonds will bear interest at an annual fixed rate of 11.00% and will mature 17 years from the closing date.  No principal payments will be due for the first nine years. After nine years, principal payments will be due quarterly on an escalating schedule. Interest payments on outstanding principal balances will be due quarterly.

South Power will be required to comply with certain financial covenants as well as customary affirmative and negative covenants, including limitations on incurring additional indebtedness.

Off Balance Sheet Arrangements

As of June 30, 2019, we had no off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

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

As of June 30, 2019, there have been no material changes to the commitments and contractual obligations table above outside the ordinary course of business, except as noted below.

Long-Term debt obligations

For information on our debt obligations, see “—Liquidity and Capital Resources—Debt.” The amounts included in the table above are based on the total debt balance, scheduled maturities and interest rates in effect as of December 31, 2018.

In March 2019, the Company drew the remaining $220,000 available capacity on the New Term Loan Facility, and as of June 30, 2019, the total principal amount outstanding under the New Term Loan Facility was $497,500. The Company expects to pay $16,524 in interest payments during the remainder of 2019. If we exercise the option to extend the New Term Loan Facility, we will incur a fee of $4,963 in December 2019.

The Company expects to issue $72,000 and $45,000 of Senior Secured Bonds and Senior Unsecured Bonds, respectively, in the third quarter of 2019. No principal payments will be due until seven years after the closing date for the Senior Secured Bonds and nine years after the closing date for the Senior Unsecured Bonds. Quarterly interest payments for these bonds are expected to be $2,723.

Purchase obligations

The Company is party to contractual purchase commitments for LNG and natural gas, including additional contracts entered into subsequent to December 31, 2018. These contracts are principally take-or-pay contracts, which require the purchase of minimum quantities of LNG or natural gas, and these commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements.

In March 2019, the Company entered into a contract with Peninsula Energy Services Company Inc. for the purchase of 60,500 gallons of natural gas (5,000 MMBtu) per day for a total of 152.5 million gallons of natural gas (12.6 TBtu). The delivery is scheduled between March 2019 and November 2025.

Operating Lease obligations

Future minimum lease payments under non-cancellable operating leases are noted in the above table and further described below. The Company’s lease obligations are primarily related to LNG vessel time charters, office space, a land site lease, and marine port berth leases.

The Company entered into several lease agreements during 2018 in Mexico and Puerto Rico. Such agreements include securing certain facilities, wharf areas, office space and specified port areas for development of terminals. Terms for these leases range from 20 to 30 years, and certain of these leases contain extension terms. One-time fees paid subsequent to December 31, 2017 to secure leases were $21,871. Fixed lease payments under these leases are expected to be approximately $64 per month and $17,420 over the remaining lease terms. Some of these leases contain variable components based on LNG processed.

The Company entered into an agreement to lease a floating storage regasification unit for an initial non-cancellable term of three years.  The Company may continue to lease the vessel for up to 15 years with an option to renew for an additional five years. From January to March 2019, the Company was using the vessel for floating storage for the cost of $18 per day. Acceptance procedures were completed in the second quarter of 2019, and the vessel has been leased for $50 per day. Subsequent to December 31, 2018, the Company also entered into two additional LNG vessel time charters for contract terms ranging from three to five years.

Office space includes a newly fabricated space shared with affiliated companies in New York with a month-to-month lease, and an office space in downtown Miami, Florida, with a lease term of 84 months. The land site lease is held with an affiliate of the Company and has an initial term up to five years, and the marine port berth lease had an initial term up to 10 years. Both leases contain renewal options.

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

Share-based compensation

The Company estimates the fair value of RSUs granted to employees and non-employees on the grant date based on the closing price of the underlying shares on the grant date and other fair value adjustments to account for a post-vesting holding period. These fair value adjustments were estimated based on the Finnerty model.

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

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2019 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not yet entered into binding construction contracts, issued “final notice to proceed” or obtained all necessary environmental, regulatory, construction and zoning permissions for all of our Terminals and Liquefaction Facilities. There can be no assurance that we will be able to enter into the contracts required for the development of our Terminals and Liquefaction Facilities on commercially favorable terms, if at all, or that we will be able to obtain all of the environmental, regulatory, construction and zoning permissions we need. In particular, we will require agreements with ports proximate to our Liquefaction Facilities capable of handling the transload of LNG directly from our transportation assets to our occupying vessel. If we are unable to enter into favorable contracts or to obtain the necessary regulatory and land use approvals on favorable terms, we may not be able to construct and operate these assets as expected, or at all. Additionally, the construction of these kinds of facilities is inherently subject to the risks of cost overruns and delays. Delays in the construction beyond our estimated development periods, as well as amendments or change orders under the construction contracts we have entered into or any future contract related to future developments, could increase the cost of completion beyond the amounts that we estimate, which could require us to obtain additional sources of financing to continue development on our estimated development timeline or to fund our operations during construction of such development. Any delay in completion of a facility could cause a delay in the receipt of revenues estimated therefrom or cause a loss of one or more customers in the event of significant delays. As a result, any significant construction delay, whatever the cause, could have a material adverse effect on our business, operating results, cash flows and liquidity. Additionally there can be no assurance that we will not need to make adjustments to our Terminals and Liquefaction Facilities as a result of the required testing or commissioning of each development, which could cause delays and be costly. Furthermore, if we do enter into the necessary contracts and obtain regulatory approvals for the construction and operation of the Liquefaction Facilities, there can be no assurance that such operations will allow us to successfully export LNG to our facilities, or that we will succeed in our goal of reducing the risk to our operations of future LNG price variations. If we are unable to construct, commission and operate all of our Terminals and Liquefaction Facilities as expected, or, when and if constructed, they do not accomplish the goals described in our Quarterly Reports or our Annual Report, or if we experience delays or cost overruns in construction, our business, operating results, cash flows and liquidity could be materially and adversely affected. Expenses related to our pursuit of contracts and regulatory approvals related to our Terminals and Liquefaction Facilities still under development may be significant and will be incurred by us regardless of whether these assets are ultimately constructed and operational.

Our ability to implement our business strategy may be materially and adversely affected by many known and unknown factors.

Our business strategy relies upon our future ability to successfully market natural gas to end-users, develop and maintain cost-effective logistics in our supply chain and construct, develop and operate energy-related infrastructure in the U.S., Jamaica, Mexico, Puerto Rico, Ireland, Angola, the Dominican Republic and other countries where we do not currently operate. Our strategy assumes that we will be able to expand our operations into other countries, including countries in the Caribbean, enter into long-term GSAs and/or PPAs with end-users, acquire and transport LNG at attractive prices, develop infrastructure, including the Pennsylvania Facility and the CHP Plant, as well as other future projects, into efficient and profitable operations in a timely and cost-effective way, obtain approvals from all relevant federal, state and local authorities, as needed, for the construction and operation of these projects and other relevant approvals and obtain long-term capital appreciation and liquidity with respect to such investments. We cannot assure you if or when we will enter into contracts for the sale of LNG and/or natural gas, the price at which we will be able to sell such LNG and/or natural gas or our costs for such LNG and/or natural gas. Thus, there can be no assurance that we will achieve our target pricing, costs or margins. Our strategy may also be affected by future governmental laws and regulations. Our strategy also assumes that we will be able to enter into strategic relationships with energy end-users, power utilities, LNG providers, shipping companies, infrastructure developers, financing counterparties and other partners. These assumptions are subject to significant economic, competitive, regulatory and operational uncertainties, contingencies and risks, many of which are beyond our control. Additionally, in furtherance of our business strategy, we may acquire operating businesses or other assets in the future. Any such acquisitions would be subject to significant risks and contingencies, including the risk of integration, and we may not be able to realize the benefits of any such acquisitions.

Additionally, our strategy may evolve over time. Our future ability to execute our business strategy is uncertain, and it can be expected that one or more of our assumptions will prove to be incorrect and that we will face unanticipated events and circumstances that may adversely affect our business. Any one or more of the following factors may have a material adverse effect on our ability to implement our strategy and achieve our targets:

•	inability to achieve our target costs for the purchase, liquefaction and export of natural gas and/or LNG and our target pricing for long-term contracts;

•	failure to develop cost-effective logistics solutions;

•	failure to manage expanding operations in the projected time frame;

•	inability to structure innovative and profitable energy-related transactions as part of our sales and trading operations and to optimally price and manage position, performance and counterparty risks;

•	inability to develop infrastructure, including our Terminals and Liquefaction Facilities, as well as other future projects, in a timely and cost-effective manner;

•	inability to attract and retain personnel in a timely and cost-effective manner;

•	failure of investments in technology and machinery, such as liquefaction technology or LNG tank truck technology, to perform as expected;

•	increases in competition which could increase our costs and undermine our profits;

•	inability to source LNG and/or natural gas in sufficient quantities and/or at economically attractive prices;

•	failure to anticipate and adapt to new trends in the energy sector in the U.S., Jamaica, the Caribbean, Mexico, Ireland, Angola and elsewhere;

•	increases in operating costs, including the need for capital improvements, insurance premiums, general taxes, real estate taxes and utilities, affecting our profit margins;

•	inability to raise significant additional debt and equity capital in the future to implement our strategy as well as to operate and expand our business;

•	general economic, political and business conditions in the U.S., Jamaica, the Caribbean, Mexico, Ireland, Angola and in the other geographic areas in which we intend to operate;

•	inflation, depreciation of the currencies of the countries in which we operate and fluctuations in interest rates;

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

We believe we will have sufficient liquidity, cash flow from operations and access to additional capital sources to fund our capital expenditures and working capital needs for the next 12 months. In the future, we expect to incur additional indebtedness to assist us in developing our operations and we are considering alternative financing options, including in local markets, or the opportunistic sale of one of our non-core assets. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report and “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report for more information on our New Term Loan Facility and the commitments to the Senior Secured Bonds and the Senior Unsecured Bonds. Before issuing any Senior Secured Bonds or Senior Unsecured Bonds we would need an amendment of or an approval under our New Term Loan Facility. If we are unable to secure additional funding, approvals or amendments to existing financing, or if additional funding is only available on terms that we determine are not acceptable to us, we may be unable to fully execute our business plan and our business, financial condition or results of operations may be materially adversely affected. Additionally, we may need to adjust the timing of our planned capital expenditures and facilities development depending on the requirements of our existing financing and availability of such additional funding. Our ability to raise additional capital will depend on financial, economic and market conditions, our progress in executing our business strategy and other factors, many of which are beyond our control. We cannot assure you that such additional funding will be available on acceptable terms, or at all. To the extent that we raise additional equity capital by issuing additional securities at any point in the future, our then-existing shareholders may experience dilution. Debt financing, if available, may subject us to restrictive covenants that could limit our flexibility in conducting future business activities and could result in us expending significant resources to service our obligations. If we are unable to comply with our existing covenants or any additional covenants and service our debt, we may lose control of our business and be forced to reduce or delay planned investments or capital expenditures, sell assets, restructure our operations or submit to foreclosure proceedings, all of which could result in a material adverse effect upon our business.

A variety of factors beyond our control could impact the availability or cost of capital, including domestic or international economic conditions, increases in key benchmark interest rates and/or credit spreads, the adoption of new or amended banking or capital market laws or regulations, the re-pricing of market risks and volatility in capital and financial markets, risks relating to the credit risk of our customers and the jurisdictions in which we operate, as well as general risks applicable to the energy sector. Our financing costs could increase or future borrowings or equity offerings maybe unavailable to us or unsuccessful, which could cause us to be unable to pay or refinance our indebtedness or to fund our other liquidity needs. We also rely on borrowings under our debt instruments to fund our capital expenditures. If any of the lenders in the syndicates backing these debt instruments were unable to perform on its commitments, we may need to seek replacement financing, which may not be available as needed, or may be available in more limited amounts or on more expensive or otherwise unfavorable terms.

We may not be profitable for an indeterminate period of time.

We have a limited operating history and did not commence revenue-generating activities until 2016, and therefore did not achieve profitability as of June 30, 2019. We will need to make a significant initial investment to complete construction and begin operations of each of our Terminals and Liquefaction Facilities, and we will need to make significant additional investments to develop, improve and operate them, as well as all related infrastructure. We also expect to make significant expenditures and investments in identifying, acquiring and/or developing other future projects. We also expect to incur significant expenses in connection with the launch and growth of our business, including costs for LNG purchases, rail and truck transportation, shipping and logistics and personnel. We will need to raise significant additional debt and equity capital to achieve our goals.

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

Our current results of operations and liquidity are, and will continue to be in the near future, substantially dependent upon performance by JPS and JPC, which have each entered into long-term GSAs and, in the case of JPS, a PPA in relation to the power produced at the CHP Plant, with us, and Jamalco, which has entered into a long-term SSA with us. While certain of our long-term contracts contain minimum volume commitments, our expected sales to customers under existing contracts is substantially in excess of such minimum volume commitments. Our near term ability to generate cash is dependent on JPS’s, JPC’s and Jamalco’s continued willingness and ability to continue purchasing our products and services and to perform their obligations under their respective contracts which may include construction or maintanance of facilities necessary to enable us to deliver and sell natural gas or LNG. If any of JPS, JPC or Jamalco fails to perform its obligations under its contract, our operating results, cash flow and liquidity could be materially and adversely affected, even if we were ultimately successful in seeking damages from JPS, JPC or Jamalco for a breach of contract. Additionally, as many of our facilities are still in developmental stages, our entry into long-term contracts before such facilities are fully operational exposes us to extended counterparty credit risk.

Risks of nonpayment and nonperformance by customers are a consideration in our business, and our credit procedures and policies maybe inadequate to sufficiently eliminate customer credit risk. In assessing customer credit risk, we use various procedures including background checks which we perform on our potential customers before we enter into a long-term contract with them. As part of the background check, we assess a potential customer’s credit profile and financial position, including their operating results, liquidity and outstanding debt, as well as certain macroeconomic factors regarding the region(s) in which they operate. These procedures help us to appropriately assess customer credit risk on a case-by-case basis, but these procedures may not be effective in assessing credit risk in all instances. As part of our business strategy, we intend to target customers who have not been traditional purchasers of natural gas, including customers in developing countries, and these customers may have greater credit risk than typical natural gas purchasers. Therefore, we may be exposed to greater customer credit risk than other companies in the industry. In particular, JPS and JPC, which are public utility companies in Jamaica, could be subject to austerity measures imposed on Jamaica by the International Monetary Fund (the “IMF”) and other international lending organizations. Jamaica is currently subject to certain public spending limitations imposed by agreements with the IMF, and any changes under these agreements could limit JPS’s and JPC’s ability to make payments under their long-term GSAs and, in the case of JPS, its ability to make payments under its PPA, with us. In addition, our ability to operate the CHP Plant is dependent on our ability to enforce the related lease. GAJ, one of the lessors, is a subsidiary of Noble Group, which recently completed a financial restructuring. If GAJ is involved in a bankruptcy or similar proceeding, such proceeding could negatively impact our ability to enforce the lease. If we are unable to enforce the lease due to the bankruptcy of GAJ or for any other reason, we could be unable to operate the CHP Plant or to execute on our contracts related thereto, which could negatively affect our business, results of operations and financial condition. On March 5, 2019, after review by the Puerto Rico Energy Bureau and the Financial Oversight and Management Board for Puerto Rico, our subsidiary, NFEnergía entered into a Fuel Sale and Purchase Agreement with the Puerto Rico Electric Power Authority (“PREPA”) for the supply of natural gas and conversion of Units 5 and 6 of the San Juan Combined Cycle Power Plant. PREPA is currently subject to bankruptcy proceedings pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA’s ability to meet its payment obligations under its contracts will be largely dependent upon funding from the Federal Emergency Management Agency or other sources. PREPA’s contracting practices in connection with restoration and repair of PREPA’s electrical grid in Puerto Rico, and the terms of certain of those contracts, have been subject to comment and are the subject of review and hearings by U.S. federal and Puerto Rican governmental entities. In the event that PREPA does not have or does not obtain the funds necessary to satisfy obligations to us under our agreement with PREPA or terminates our agreement prior to the end of the agreed term, our financial condition, results of operations and cash flows could be materially and adversely affected. Additionally, we may face difficulties in enforcing our contractual rights against contractual counterparties that have not submitted to the jurisdiction of U.S. courts.

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

Adverse trends or developments affecting any of these factors, including the timing of the impact of these factors in relation to our purchases and sales of natural gas and LNG – in particular prior to our Pennsylvania Facility becoming operational – could result in decreases in the prices at which we are able to sell LNG and natural gas or increases in the prices we have to pay for natural gas or LNG, which could materially and adversely affect the performance of our customers, and could have a material adverse effect on our business, contracts, financial condition, operating results, cash flows, liquidity and prospects. There can be no assurance we will achieve our target cost or pricing goals. In particular, because we have not currently procured fixed-price, long-term LNG supply (our plan being to liquefy natural gas ourselves in our Liquefaction Facilities), increases in LNG prices and/or shortages of LNG supply could be material and adverse to our business. Additionally, we intend to rely on long-term, largely fixed-price contracts for the feedgas that we need in order to manufacture and sell our LNG. Our actual costs and any profit realized on the sale of our LNG may vary from the estimated amounts on which our contracts for feedgas were originally based. There is inherent risk in the estimation process, including significant changes in the demand for and price of LNG as a result of the factors listed above, many of which are outside of our control.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our existing or future debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to fund our day-to-day operations or to pay the principal, premium, if any, and interest on our indebtedness. As of December 31, 2018, we had $280 million of total indebtedness outstanding, excluding deferred financing costs. On March 21, 2019, the Company drew an additional $220 million on the New Term Loan Facility. Total principal amounts outstanding after this draw are $500 million. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report and “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this Quarterly Report for more information on our New Term Loan Facility.

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

In addition, our failure to satisfy certain covenants and tests can result in an event of default. These covenants could impair our ability to grow our business, take advantage of attractive business opportunities or successfully compete. In addition, these covenants could restrict our ability to optimize our capital structure with asset-level debt or equity financings. A breach of any of these covenants could result in an event of default. Cross-default provisions in our debt agreements could cause an event of default under one debt agreement to trigger an event of default under our other debt agreements. Upon the occurrence of an event of default under any of our debt agreements, the lenders or holders thereof could elect to declare all outstanding debt under such agreements to be immediately due and payable, the lenders under our debt instruments could terminate their commitments to loan money, our secured lenders could foreclose against the assets securing such borrowings and we could be forced into bankruptcy or liquidation.

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

Information technology failures and cyberattacks could affect us significantly.

We rely on electronic systems and networks to communicate, control and manage our operations and prepare our financial management and reporting information. If we record inaccurate data or experience infrastructure outages, our ability to communicate and control and manage our business could be adversely affected.

We face various security threats, including cybersecurity threats from third parties and unauthorized users to gain unauthorized access to sensitive information or to render data or systems unusable, threats to the security of our facilities and infrastructure or third-party facilities and infrastructure, such as processing plants and pipelines, and threats from terrorist acts. Our implementation of various procedures and controls to monitor and mitigate security threats and to increase security for our information, facilities and infrastructure may result in increased capital and operating costs. Moreover, there can be no assurance that such procedures and controls will be sufficient to prevent security breaches from occurring. If security breaches were to occur, they could lead to losses of sensitive information, critical infrastructure or capabilities essential to our operations. If we were to experience an attack and our security measures failed, the potential consequences to our business and the communities in which we operate could be significant and could harm our reputation and lead to financial losses from remedial actions, loss of business or potential liability.

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

•
we may issue change orders under existing or future engineering, procurement and construction (“EPC”) contracts resulting from the occurrence of certain specified events that may give our customers the right to cause us to enter into change orders or resulting from changes with which we otherwise agree;

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

Under the GSAs with JPS, JPC and PREPA, we are required to deliver to JPS, JPC and PREPA specified amounts of natural gas at specified times, while under the SSA with Jamalco, we are required to deliver steam, and under the PPA with JPS, we are required to deliver power, each of which also requires us to obtain sufficient amounts of LNG. However, we may not be able to purchase or receive physical delivery of sufficient quantities of LNG to satisfy those delivery obligations, which may provide JPS or JPC or PREPA or Jamalco with the right to terminate its GSA, PPA or SSA, as applicable. In addition, price fluctuations in natural gas and LNG may make it expensive or uneconomical for us to acquire adequate supply of these items or to sell our inventory of natural gas or LNG at attractive prices.

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

While we have entered into contracts with a third party to purchase a substantial portion of our expected LNG volumes for 2019 and 2020, we will need to purchase significant additional LNG volumes to meet our delivery obligations to our downstream customers. Failure to secure contracts for the purchase of a sufficient amount of natural gas could materially and adversely affect our business, operating results, cash flows and liquidity.

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

Our business is subject to the risk of natural gas and LNG price competition at times when we need to replace any existing customer contract, whether due to natural expiration, default or otherwise, or enter into new customer contracts. Factors relating to competition may prevent us from entering into new or replacement customer contracts on economically comparable terms to existing customer contracts, or at all. Such an event could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects. Factors which may negatively affect potential demand for natural gas from our business are diverse and include, among others:

•	increases in worldwide LNG production capacity and availability of LNG for market supply;

•	increases in demand for natural gas but at levels below those required to maintain current price equilibrium with respect to supply;

•	increases in the cost to supply natural gas feedstock to our liquefaction projects;

•	increases in the cost to supply LNG feedstock to our facilities;

•	decreases in the cost of competing sources of natural gas, LNG or alternate fuels such as coal, heavy fuel oil and diesel;

•	decreases in the price of LNG; and

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

We do not currently maintain a redundant supply of ships, ship-to-ship kits or other equipment. As a result, if our current equipment fails, is unavailable or insufficient to service our LNG purchases, production, or delivery commitments we may need to procure new equipment, which may not be available or be expensive to obtain. Any such occurrence could delay the start of operations of facilities we intend to commission, interrupt our existing operations and increase our operating costs. Any of these results could have a material adverse effect on our business, financial condition and operating results.

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

The CFTC has proposed new rules setting limits on the positions in certain core futures contracts, economically equivalent futures contracts, options contracts and swaps for or linked to certain physical commodities, including natural gas, held by market participants, with limited exemptions for certain bona fide hedging and other types of transactions. The CFTC has also adopted final rules regarding aggregation of positions, under which a party that controls the trading of, or owns 10% or more of the equity interests in, another party will have to aggregate the positions of the controlled or owned party with its own positions for purposes of determining compliance with position limits unless an exemption applies. The CFTC’s aggregation rules are now in effect, though CFTC staff have granted relief—until August 12, 2022—from various conditions and requirements in the final aggregation rules. With the implementation of the final aggregation rules and upon the adoption and effectiveness of final CFTC position limits rules, our ability to execute our hedging strategies described above could be limited. It is uncertain at this time whether, when and in what form the CFTC’s proposed new position limits rules may become final and effective.

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

The design, construction and operation of energy-related infrastructure, including our existing and proposed facilities, the important export of LNG and the transportation of natural gas, are highly regulated activities at the federal, state and local levels. Approvals of the DOE under Section 3 of the NGA, as well as several other material governmental and regulatory permits, approvals and authorizations, including under the CAA and the CWA and their state analogues, may be required in order to construct and operate an LNG facility and export LNG. Permits, approvals and authorizations obtained from the DOE and other federal and state regulatory agencies also contain ongoing conditions, and additional requirements may be imposed. Certain federal permitting processes may trigger the requirements of the National Environmental Policy Act (“NEPA”), which requires federal agencies to evaluate major agency actions that have the potential to significantly impact the environment. Compliance with NEPA may extend the time and/or increase the costs for obtaining necessary governmental approvals associated with our operations and create independent risk of legal challenges to the adequacy of the NEPA analysis, which could result in delays that may adversely affect our business, contracts, financial condition, operating results, cash flow, liquidity and profitability. We may also be subject to additional requirements in Jamaica, Mexico, Ireland, Angola or other jurisdictions, including with respect to land use approvals needed to construct and operate our facilities.

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

  We conduct business throughout the world, and our business activities and services are subject to various applicable import and export control laws and regulations of the United States and other countries, particularly countries in the Caribbean, Ireland, Mexico, Angola and the countries in which we seek to do business. We must also comply with U.S. trade and economic sanctions laws, including the U.S. Commerce Department’s Export Administration Regulations and economic and trade sanctions regulations maintained by the U.S. Treasury Department’s Office of Foreign Assets Control. Although we take precautions to comply with all such laws and regulations, violations of governmental export control and economic sanctions laws and regulations could result in negative consequences to us, including government investigations, sanctions, criminal or civil fines or penalties, more onerous compliance requirements, loss of authorizations needed to conduct aspects of our international business, reputational harm and other adverse consequences.  Morever, it is possible that we could invest both time and capital into a project involving a counterparty who may become subject to sanctions.  If that event occurred, we may face an array of issues, including, but not limited to: having to abandon the project, being unable to recuperate prior invested time and capital or being subject to law suits, investigations or regulatory proceedings that could be time-consuming and expensive to respond to and which could lead to criminal or civil fines or penalties.

  We are also subject to anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act (“FCPA”), which generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits.  Some of the jurisdictions in which we currently, or may in the future, operate may present heightened risks for FCPA issues, such as Angola, Jamaica, Mexico and Puerto Rico.  Although we have adopted policies and procedures that are designed to ensure that we, our employees and other intermediaries comply with the FCPA, it is highly challenging to adopt policies and procedures that ensure compliance in all respects with the FCPA, particularly in high-risk jurisdictions.  Developing and implementing policies and procedures is a complex endeavor.  There is no assurance that these policies and procedures will work effectively all of the time or protect us against liability under anti-corruption laws and regulations, including the FCPA, for actions taken by our employees and other intermediaries with respect to our business or any businesses that we may acquire.

  If we are not in compliance with anti-corruption laws and regulations, including the FCPA, we may be subject to costly and intrusive criminal and civil investigations as well significant potential criminal and civil penalties and other remedial measures, including changes or enhancements to our procedures, policies and control, as well as potential personnel change and disciplinary actions.  Any adverse finding against us could also negatively affect our relationship and reputation with current and potential customers.  The occurrence of any of these events could have a material adverse impact on our business, results of operations, financial condition, liquidity and future business prospects.

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

Risks Relating to the Jurisdictions in Which We Operate

We are currently highly dependent upon economic, political and other conditions and developments in the Caribbean, particularly Jamaica, Puerto Rico and the other jurisdictions in which we operate.

We currently conduct a meaningful portion of our business in Jamaica. As a result, our current business, results of operations, financial condition and prospects are materially dependent upon economic, political and other conditions and developments in Jamaica.

We currently have interests and operations in Jamaica and the United States and currently intend to expand into additional markets in the Caribbean (including Puerto Rico and the Dominican Republic), Mexico, Ireland, Angola and other geographies, and such interests are subject to governmental regulation in each market. The governments in these markets differ widely with respect to structure, constitution and stability and some countries lack mature legal and regulatory systems. To the extent that our operations depend on governmental approval and regulatory decisions, the operations may be adversely affected by changes in the political structure or government representatives in each of the markets in which we operate. Recent political, security and economic changes have resulted in political and regulatory uncertainty in certain countries in which we operate or may pursue operations. Some of these markets have experienced political, security and economic instability in the recent past and may experience instability in the future. Recently, public demonstrations in Puerto Rico led to the governor’s resignation. While our operations have not, to date, been impacted by the demonstrations or changes in Puerto Rico’s administration, any cancellation related to or substantial disruption in the development of our Puerto Rico Facility or in our ability to perform our obligations under the Fuel Sale and Purchase Agreement with PREPA could have a material adverse effect on our financial condition, results of operations and cash flows.

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

As of August 8, 2019, New Fortress Energy Holdings owns an aggregate of approximately 147,058,824 Class B shares representing 87.6% of our voting power. In addition, Wesley R. Edens and Randal A. Nardone, who are members of New Fortress Energy Holdings, own 3,278,199 Class A shares and 3,080,000 Class A shares, respectively, representing 15.7% and 14.8% voting power of the Class A shares, respectively. New Fortress Energy Holdings’ beneficial ownership of greater than 50% of our voting shares means New Fortress Energy Holdings will be able to control matters requiring shareholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our Class A shares will be able to affect the way we are managed or the direction of our business. The interests of New Fortress Energy Holdings with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other shareholders.

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

Our operating agreement provides that to the fullest extent permitted by applicable law our directors or officers will not be liable to us. By contrast, under the DGCL, a director or officer would be liable to us for (i) breach of duty of loyalty to us or our shareholders, (ii) intentional misconduct or knowing violations of the law that are not done in good faith, (iii)improper redemption of shares or declaration of dividends, or (iv) a transaction from which the director derived an improper personal benefit. In addition, our operating agreement provides that we indemnify our directors and officers for acts or omissions to the fullest extent provided by law. By contrast, under the DGCL, a corporation can only indemnify directors and officers for acts or omissions if the director or officer acted in good faith, in a manner he reasonably believed to be in the best interests of the corporation, and, in criminal action, if the officer or director had no reasonable cause to believe his conduct was unlawful. Accordingly, our operating agreement may be less protective of the interests of our Class A shareholders, when compared to the DGCL, insofar as it relates to the exculpation and indemnification of our officers and directors.

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

As of August 8, 2019, we have 20,872,986 Class A shares and 147,058,824 Class B shares outstanding. The Class A shares sold in the IPO are freely tradable without restriction under the Securities Act except for any Class A shares that may be held or acquired by our directors, officers or affiliates, which will be restricted securities under the Securities Act. Under the NFI LLC Agreement, New Fortress Energy Holdings and any permitted transferees of New Fortress Energy Holdings’ NFI LLC Units, subject to certain limitations, have the right (the “Redemption Right”) to cause NFI to acquire all or a portion of their NFI LLC Units for, at NFI’s election, (i) Class A shares at a redemption ratio of one Class A share for each NFI LLC Unit redeemed, subject to conversion rate adjustments for equity splits, equity dividends and reclassification and other similar transactions or (ii) an equivalent amount of cash. The NFI LLC Units held by New Fortress Energy Holdings and any Class A shares New Fortress Energy Holdings acquired through the exercise of the Redemption Right are subject to resale restrictions under a 180-day lock-up agreement with the underwriters. Each of the lock-up agreements with the underwriters may be waived in the discretion of certain of the underwriters. Sales by New Fortress Energy Holdings after the exercise of the Redemption Right or other large holders of a substantial number of our Class A shares in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our Class A shares or could impair our ability to obtain capital through an offering of equity securities. In addition, we have agreed to provide registration rights to New Fortress Energy Holdings. Alternatively, we may be required to undertake a future public or private offering of Class A shares and use the net proceeds from such offering to purchase an equal number of NFI LLC Units from New Fortress Energy Holdings.

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

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a publicly traded company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. In connection with the preparation of our financial statements for the year ended December 31, 2018, we concluded there was a significant deficiency in our internal controls over financial reporting. While we continue to implement measures to address this deficiency, we cannot be certain that our efforts to develop and maintain our internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of the Sarbanes-Oxley Act. In connection with our efforts to maintain effective internal controls, we will need to hire additional accounting personnel as well as to make additional investments in software and systems. Any failure to develop or maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our Class A shares.

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

The amount of such additional tax distributions is determined based on certain assumptions, including assumed income tax rates, and is calculated after taking into account other distributions (including other tax distributions) made by NFI. Additional tax distributions may significantly exceed the actual tax liability for many of the holders of NFI LLC Units, including. If NFE retains the excess cash it receives from such distributions, the holders of NFI LLC Units would benefit from any value attributable to such accumulated cash balances as a result of their exercise of the Redemption Right. However, we intend to take steps to eliminate any material excess cash balances, which could include, but is not necessarily limited to, a distribution of the excess cash to holders of our Class A shares or the reinvestment of such cash in NFI for additional NFI LLC Units.

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

We intend to operate such that NFI does not become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. A “publicly traded partnership” is a partnership the interests of which are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof. Under certain circumstances, redemptions of NFI LLC Units pursuant to the Redemption Right (or, the right of NFE (instead of NFI) upon the exercise of the Redemption Right to, for administrative convenience, acquire each tendered NFI LLC Unit directly from the redeeming unitholder for, at its election, (x) one Class A share, subject to conversion rate adjustments for equity splits, equity dividends and reclassification and other similar transactions or (y) an equivalent amount of cash (our Call Right, which the decision to exercise such right shall be made by a committee of our board of directors)) or other transfers of NFI LLC Units could cause NFI to be treated as a publicly traded partnership. Applicable U.S. Treasury regulations provide for certain safe harbors from treatment as a publicly traded partnership, and we intend to operate such that redemptions or other transfers of NFI LLC Units qualify for one or more such safe harbors. For example, we intend to limit the number of unitholders of NFI, and the NFI LLC Agreement provides for limitations on the ability of unitholders of NFI to transfer their NFI LLC Units and provides us, as managing member of NFI, with the right to impose restrictions (in addition to those already in place) on the ability of unitholders of NFI to redeem their NFI LLC Units pursuant to the Redemption Right to the extent we believe it is necessary to ensure that NFI will continue to be treated as a partnership for U.S. federal income tax purposes.

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

NEW FORTRESS ENERGY LLC

Date: August 13, 2019	By:	/s/ Wesley R. Edens
	Name:	Wesley R. Edens
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 13, 2019	By:	/s/ Christopher S. Guinta
	Name:	Christopher S. Guinta
	Title:	Chief Financial Officer
(Principal Financial Officer)