Form 10-Q
period 2019-09-30
New Fortress Energy LLC
filed 2019-11-12
CIK 1749723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 8, 2019, the registrant had 22,892,293 Class A shares and 145,057,375 Class B shares outstanding.

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

•
risks related to the jurisdictions in which we do, or seek to do, business, including particularly the United States. and states such as Pennsylvania and Florida, as well as Puerto Rico, Mexico, Angola, Jamaica, Ireland, the Dominican Republic and other jurisdictions in the Caribbean.

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

New Fortress Energy LLC
Condensed Consolidated Balance Sheets
As of September 30, 2019 and December 31, 2018
(Unaudited, in thousands of U.S. dollars, except share amounts)

	September 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$178,187	$78,301
Restricted cash	22,011	30
Receivables, net of allowances of $0 and $257, respectively	37,248	28,530
Finance leases, net	1,045	943
Inventory	28,625	15,959
Prepaid expenses and other current assets	49,712	30,017
Total current assets	316,828	153,780

Investment in equity securities	1,529	3,656
Restricted cash	43,860	22,522
Construction in progress	394,516	254,700
Property, plant and equipment, net	193,577	94,040
Finance leases, net	91,447	92,207
Deferred tax asset, net	38	185
Intangibles, net	40,693	43,057
Other non-current assets	65,295	35,255
Total assets	$1,147,783	$699,402

Liabilities
Current liabilities
Term loan facility	$492,762	$272,192
Accounts payable	17,106	43,177
Accrued liabilities	50,796	67,512
Due to affiliates	7,856	4,481
Other current liabilities	30,495	17,393
Total current liabilities	599,015	404,755

Long-term debt	113,164	―
Deferred tax liability, net	171	―
Other long-term liabilities	15,035	12,000
Total liabilities	727,385	416,755

Commitments and contingences (Note 17)

Stockholders’ equity
Members’ capital, no par value, 500,000,000 shares authorized, 67,983,095 shares issued and outstanding as of December 31, 2018	―	426,741
Class A shares, 22,892,293 shares, issued and outstanding as of September 30, 2019; 0 shares issued and outstanding as of December 31, 2018	123,760	―
Class B shares, 145,057,375 shares, issued and outstanding as of September 30, 2019; 0 shares issued and outstanding as of December 31, 2018	―	―
Accumulated deficit	(38,480)	(158,423)
Accumulated other comprehensive gain (loss)	(19)	(11)
Total stockholders’ equity attributable to NFE	85,261	268,307
Non-controlling interest	335,137	14,340
Total stockholders’ equity	420,398	282,647
Total liabilities and stockholders’ equity	$1,147,783	$699,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy LLC
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three and nine months ended September 30, 2019 and 2018
(Unaudited, in thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Operating revenue	$35,345	$24,629	$93,221	$69,545
Other revenue	14,311	3,795	26,152	11,387
Total revenues	49,656	28,424	119,373	80,932

Operating expenses
Cost of sales	45,832	22,094	123,224	68,625
Operations and maintenance	8,707	1,999	18,609	5,750
Selling, general and administrative	40,913	13,423	122,831	40,827
Depreciation and amortization	1,930	830	5,731	2,258
Total operating expenses	97,382	38,346	270,395	117,460
Operating loss	(47,726)	(9,922)	(151,022)	(36,528)

Interest expense	4,974	3,183	14,457	6,389
Other expense, net	1,788	270	133	103

Loss before taxes	(54,488)	(13,375)	(165,612)	(43,020)
Tax (benefit) expense	(64)	306	337	399
Net loss	(54,424)	(13,681)	(165,949)	(43,419)
Net loss attributable to non-controlling interest	47,701	72	139,483	72
Net loss attributable to stockholders	$(6,723)	$(13,609)	$(26,466)	$(43,347)

Net loss per share – basic and diluted	$(0.30)		$(1.34)

Weighted average number of shares outstanding – basic and diluted	22,692,104		19,689,568

Other comprehensive loss:
Net loss	$(54,424)	$(13,681)	$(165,949)	$(43,419)
Unrealized loss on currency translation adjustment	143	―	143	―
Unrealized loss (gain) on available-for-sale investment	―	290	―	(443)
Comprehensive loss	(54,567)	(13,971)	(166,092)	(42,976)
Comprehensive loss attributable to non-controlling interest	47,825	72	139,607	72
Comprehensive loss attributable to stockholders	$(6,742)	$(13,899)	$(26,485)	$(42,904)

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy LLC
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three and nine months ended September 30, 2019 and 2018
(Unaudited, in thousands of U.S. dollars, except share amounts)

	Members’ Capital			Class A shares			Class B shares			Stock subscription receivable		Accumulated deficit	Accumulated other comprehensive (loss) income	Non- controlling Interest		Total stockholders’ equity
	Units	Amounts		Shares	Amount		Shares	Amount
Balance as of December 31, 2018	67,983,095		$426,741	―	$	―	―	$	―	$	―	$(158,423)	$(11)		$14,340	$282,647
Activity prior to the IPO and related organizational transactions:
Net loss	―		―	―		―	―		―		―	(7,923)	11		(91)	(8,003)
Effects of the IPO and related organizational transactions:
Issuance of Class A shares in the IPO, net of underwriting discount and offering costs	―		―	20,837,272		32,136	―		―		―	―	―		235,874	268,010
Effects of the reorganization transactions	(67,983,095)		(426,741)	―		51,092	147,058,824		―		―	146,420	―		229,229	―
Activity subsequent to the IPO and related organizational transactions:
Net loss	―		―	―		―	―		―		―	(5,645)	―		(46,644)	(52,289)
Share-based compensation expense	―		―	―		19,037	―		―		―	―	―		―	19,037
Balance as of March 31, 2019	―		―	20,837,272		102,265	147,058,824		―		―	(25,571)	―		432,708	509,402
Net loss	―		―	―		―	―		―		―	(6,186)	―		(45,047)	(51,233)
Share-based compensation expense	―		―	―		8,971	―		―		―	―	―		―	8,971
Balance as of June 30, 2019	―		―	20,837,272		111,236	147,058,824		―		―	(31,757)	―		387,661	467,140
Net loss	―		―	―		―	―		―		―	(6,723)	―		(47,701)	(54,424)
Other comprehensive loss	―		―	―		―	―		―		―	―	(19)		(124)	(143)
Share-based compensation expense	―		―	―		7,825	―		―		―	―	―		―	7,825
Exchange of NFI Units	―		―	2,001,449		4,699	(2,001,449)		―		―	―	―		(4,699)	―
Issuance of shares for vested RSUs	―		―	53,572		―	―		―		―	―	―		―	―
Balance as of September 30, 2019	―	$	―	22,892,293		$123,760	145,057,375	$	―	$	―	$(38,480)	$(19)		$335,137	$420,398

Balance as of December 31, 2017	65,665,037		$406,591	―	$	―	―	$	―		$(50,000)	$(80,347)	$2,666	$	―	$278,910
Net loss	―		―	―		―	―		―		―	(10,913)	―		―	(10,913)
Other comprehensive loss	―		―	―		―	―		―		―	―	929		―	929
Capital contributions	665,843		20,150	―		―	―		―		―	―	―		―	20,150
Stock subscription receivable	1,652,215		―	―		―	―		―		50,000	―	―		―	50,000
Balance as of March 31, 2018	67,983,095		426,741	―		―	―		―		―	(91,260)	3,595		―	339,076
Net loss	―		―	―		―	―		―		―	(18,825)	―		―	(18,825)
Other comprehensive loss	―		―	―		―	―		―		―	―	(196)		―	(196)
Balance as of June 30, 2018	67,983,095		426,741	―		―	―		―		―	(110,085)	3,399		―	320,055
Net loss	―		―	―		―	―		―		―	(13,609)	―		(72)	(13,681)
Other comprehensive loss	―		―	―		―	―		―		―	―	(290)		―	(290)
Balance as of September 30, 2018	67,983,095		$426,741	―	$	―	―	$	―	$	―	$(123,694)	$3,109		$(72)	$306,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy LLC
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2019 and 2018
(Unaudited, in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(165,949)	$(43,419)
Adjustments for:
Amortization of deferred financing costs	4,150	1,469
Depreciation and amortization	6,197	2,776
Deferred taxes	318	309
Change in value of Investment in equity securities	2,127	―
Share-based compensation	35,833	―
Other	(209)	808
(Increase) Decrease in receivables	(8,403)	354
(Increase) in inventories	(12,666)	(8,002)
(Increase) in other assets	(44,985)	(5,863)
Increase (Decrease) in accounts payable/accrued liabilities	8,807	(1,156)
Increase (Decrease) in amounts due to affiliates	3,375	(1,330)
Increase in other liabilities	16,644	898
Net cash used in operating activities	(154,761)	(53,156)

Cash flows from investing activities
Capital expenditures	(295,635)	(112,861)
Principal payments received on finance lease, net	600	726
Net cash used in investing activities	(295,035)	(112,135)

Cash flows from financing activities
Proceeds from borrowings of debt	337,000	130,000
Payment of deferred financing costs	(8,259)	(9,438)
Repayment of debt	(3,750)	(75,920)
Proceeds from IPO	274,948	―
Payment of offering costs	(6,938)	―
Proceeds from note due to affiliate	―	372
Capital contributed from Members	―	20,150
Collection of subscription receivable	―	50,000
Net cash provided by financing activities	593,001	115,164

Net increase (decrease) in cash, cash equivalents and restricted cash	143,205	(50,127)
Cash, cash equivalents and restricted cash – beginning of period	100,853	118,331
Cash, cash equivalents and restricted cash – end of period	$244,058	$68,204

Supplemental disclosure of non-cash investing and financing activities:
Changes in accrued construction in progress costs and property, plant and equipment	$(51,586)	$30,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

1.	Organization

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

On February 4, 2019, the Company completed an initial public offering (“IPO”) and a series of other transactions, in which the Company issued and sold 20,000,000 Class A shares at an IPO price of $14.00 per share. The Company’s Class A shares began trading on NASDAQ Global Select Market (“NASDAQ”) under the symbol “NFE” on January 31, 2019. Net proceeds from the IPO were $257.0 million, after deducting underwriting discounts and commissions and transaction costs. These proceeds were contributed to New Fortress Intermediate LLC (“NFI”), an entity formed in conjunction with the IPO, in exchange for 20,000,000 limited liability company units in NFI (“NFI LLC Units”). In addition, New Fortress Energy Holdings contributed all of its interests in consolidated subsidiaries that comprised substantially all of its historical operations to NFI in exchange for NFI LLC Units. In connection with the IPO, New Fortress Energy Holdings also received 147,058,824 Class B shares of the Company, which is equal to the number of NFI LLC Units held by New Fortress Energy Holdings immediately following the IPO. Immediately following the IPO, New Fortress Energy Holdings held a significant interest in NFE through its ownership of 147,058,824 Class B shares, representing a 88.0% voting and non-economic interest. New Fortress Energy Holdings also had an 88.0% economic interest in NFI through its ownership of 147,058,824 of NFI LLC Units. New Fortress Energy Holdings has been determined to be NFE’s predecessor for accounting purposes.

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

As of September 30, 2019, NFE has 22,892,293 Class A Shares outstanding, and New Fortress Energy Holdings has an 86.4% economic interest in NFI through ownership of 145,057,375 NFI LLC Units and New Fortress Energy Holdings holds an 86.4% voting interest in NFE.

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

The Company holds an investment in equity securities. The investment is carried at fair value with gains or losses recorded in earnings in Other expense, net in the condensed consolidated statements of operations and comprehensive loss. See “Note 8. Investment in equity securities” for more information.

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

The Company’s primary revenue stream is the sale of LNG or natural gas to its customers, which is presented as Operating revenue in the condensed consolidated statements of operations and comprehensive loss. Natural gas or LNG is delivered either by pipeline into the customer’s power generation facilities or in containers delivered by truck to customer sites, respectively. Revenues from sales delivered by pipeline to a power generation facility are recognized over time under the output method, as the customer takes control of the natural gas. Revenues from sales delivered by truck are recognized at the point in time at which physical possession and the risks and rewards of ownership transfer to the customer, either when the containers are shipped or delivered to the customers’ storage facilities, depending on the terms of the contract. Because the nature, timing and uncertainty of revenues and cash flows are substantially the same under both modes of delivery, the Company has presented Operating revenue on an aggregated basis.

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

In addition to the revenue recognized from the leasing components of agreements with customers, Other revenue includes revenue recognized from the construction and installation of equipment to transform customers’ facilities to operate utilizing natural gas or to allow customers to receive power or other outputs from our power generation facilities. Revenue for these construction services is recognized over time as the Company transfers control of the asset to the customer, unless the customer is not able to obtain control over the asset under construction until such services are completed, in which case, revenue is recognized when the services are completed and the customer has control of the infrastructure. Such agreements may also include a significant financing component, and the Company recognizes revenue for the interest income component over the term of the financing as Other revenue.

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

(a)	New standards, amendments and interpretations issued but not effective for the financial year beginning January 1, 2019:

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheet and making targeted changes to lessor accounting. In October 2019, the FASB voted to approve a proposal to defer the effective date of ASC 2016-02 for certain entities, including emerging growth companies that take advantage of the extended transition period, to fiscal years beginning after December 15, 2020. This proposal would be applicable to the Company. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements and timing of adoption.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Disclosure Framework – Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires financial assets measured at amortized cost basis, including trade receivables, to be presented net of the amount expected to be collected. The measurement of all expected credit losses will be based on historical experience, current conditions, and reasonable and supportable forecasts. In October 2019, the FASB voted to approve a proposal to defer the effective date of ASC 2016-13 for certain entities, including emerging growth companies that take advantage of the extended transition period, to fiscal years beginning after December 15, 2022. This proposal would be applicable to the Company. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements and timing of adoption.

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

(b)	New and amended standards adopted by the Company:

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) which provides a single comprehensive model for recognizing revenue from contracts with customers and supersedes existing revenue recognition guidance. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. The Company adopted ASC 606 on January 1, 2019 using the modified retrospective method, which required the Company to apply the new revenue standard to (i) all new revenue contracts entered into after January 1, 2019 and (ii) all existing revenue contracts as of January 1, 2019 through a cumulative adjustment to the Company’s retained earnings balance. The adoption of ASC 606 did not have any impact on the Company’s historical retained earnings.

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

Revenue recognized in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2019 and any associated balances on the condensed consolidated balance sheet as of September 30, 2019 prepared under ASC 606 did not differ materially from what would have been presented under the previous revenue standard. As such, no comparison for the results of operations for the three and nine months ended September 30, 2019 and the financial position as of September 30, 2019 under ASC 606 and ASC 605 has been presented.

Under most customer contracts, invoicing occurs once the Company’s performance obligations have been satisfied, at which point payment is unconditional. Receivables related to revenue from contracts with customers totaled $23,724 as of September 30, 2019 and were included in “Receivables, net” on the condensed consolidated balance sheets, net of the allowance for doubtful accounts. Other items included in Receivables, net not related to revenue from contracts with customers represent receivables associated with leases which are accounted for outside the scope of ASC 606.

During the nine month period ended September 30, 2019, the Company recognized a contract liability of $8,956. The contract liability balance is comprised of unconditional payments due under the contract with a customer prior to the Company’s satisfaction of the related performance obligations. The performance obligations are expected to be recognized during the next 12 months, and the contract liability is classified within Other current liabilities on the condensed consolidated balance sheets.  During the nine month period ended September 30, 2019, the Company recognized a contract asset of $10,107.  The contract asset is comprised of the transaction price allocated to completed performance obligations that will be billed to customers in subsequent periods, and $110 is presented within Other current assets and $9,997 is presented within Other non-current assets based on the timing of the expected billing to the customer. Contract assets or liabilities have not been previously recognized, and as such, there are no other changes to contract balances within the current period.

The Company began to recognize revenue for construction services during the nine months ended September 30, 2019 within Other revenue in the condensed consolidated statements of operations and comprehensive loss. Construction revenue totaled $10,195 and $14,103 for the three and nine months ended September 30, 2019, respectively.  Costs recognized within Cost of sales associated with construction services were $8,974 and $12,527 for the three and nine months ended September 30, 2019, respectively

Transaction price allocated to remaining performance obligations

Some of the Company’s contracts are short-term in nature with a contract term of less than a year. The Company applied the optional exemption not to disclose any transaction price allocated to unfulfilled performance obligations related to these contracts.

The Company has arrangements in which LNG or natural gas is sold on a “take-or-pay” basis whereby the customer is obligated to pay for the minimum guaranteed volumes even if it does not take delivery of them. The price under these agreements is based on a market index plus a fixed margin. The fixed transaction price allocated to the remaining performance obligations under these arrangements is $3,141,216 as of September 30, 2019, representing the fixed margin multiplied by the outstanding minimum guaranteed volumes. The Company expects to recognize this revenue over the following time periods. The pattern of recognition reflects the minimum guaranteed volumes in each period:

Period	Revenue
Remainder 2019	$46,977
2020	178,027
2021	169,877
2022	168,366
2023	167,635
Thereafter	2,410,334
Total	$3,141,216

For all other sales contracts that have a term exceeding one year, the Company has elected the practical expedient in ASC 606 under which the Company does not disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. For these excluded contracts, the sources of variability are (a) the fluctuating market index prices of natural gas used to price the contracts, and (b) the variation in volumes that may be delivered to the customer. Both sources of variability are expected to be resolved at or shortly before delivery of each unit of LNG or natural gas. As each unit of LNG or natural gas represents a separate performance obligation, future volumes are wholly unsatisfied.

During the nine month period ended September 30, 2019, the Company began to incur costs to fulfill a contract with a significant customer. These costs primarily consist of expenses required to enhance resources to deliver under the agreement with the customer. Such costs are capitalized as incurred within Other non-current assets on the condensed consolidated balance sheets. As of September 30, 2019, the Company has capitalized $6,991, and these costs will be recognized over the expected customer life, beginning when the Company begins to deliver under the contract.

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

•	Cost approach – based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).

The following table presents the Company’s financial assets and financial liabilities that are measured at fair value as of September 30, 2019:

	September 30, 2019
	Level 1		Level 2		Level 3		Total	Valuation technique
Assets
Cash and cash equivalents		$178,187	$	―	$	―	$178,187	Market approach
Restricted cash		65,871		―		―	65,871	Market approach
Investment in equity securities		1,529		―		―	1,529	Market approach
Total		$245,587	$	―	$	―	$245,587
Liabilities
Derivative liability(1)	$	―	$	―		$9,729	$9,729	Income approach
Equity agreement(2)		―		―		16,904	16,904	Income approach
Total	$	―	$	―		$26,633	$26,633

(1)	Consideration due to the sellers of Shannon LNG (as defined in “Note 11. Intangible Assets” below) once first gas is supplied from the terminal to be built.
(2)	To be paid in shares at the earlier of agreed-upon date in 2020 or the commencement of significant construction activities specified in the Shannon LNG Agreement.

The following table presents the Company’s financial assets and financial liabilities that are measured at fair value as of December 31, 2018:

	December 31, 2018
	Level 1		Level 2		Level 3		Total	Valuation technique
Assets
Cash and cash equivalents		$78,301	$	―	$	―	$78,301	Market approach
Restricted cash		22,552		―		―	22,552	Market approach
Investment in equity securities		3,656		―		―	3,656	Market approach
Total		$104,509	$	―	$	―	$104,509
Liabilities
Derivative liability	$	―	$	―		$9,835	$9,835	Income approach
Equity agreement				―		16,924	16,924	Income approach
Total	$	―	$	―		$26,759	$26,759

The Company estimates fair value of the derivative liability and equity agreement using a discounted cash flows method with discount rates based on the average yield curve for bonds with similar credit ratings and matching terms to the discount periods as well as a probability of the contingent event occurring. The Company recorded a total loss from fair value adjustment on the derivative liability and equity agreement of $1,144 and $988 within Other expense, net in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2019, respectively. During the three and nine months ended September 30, 2019, the Company had no settlements of the equity agreement or derivative liability or any transfers in or out of Level 3 in the fair value hierarchy.

The Company estimates fair value of outstanding debt using a discounted cash flow method based on current market interest rates for debt issuances with similar remaining years to maturity and adjusted for credit risk. The Company has estimated that the carrying value each of the New Term Loan Facility, Senior Secured Bonds, and Senior Unsecured Bonds (all defined below in “Note 15. Debt”) approximate fair value. The fair value estimate is classified as Level 3 in the fair value hierarchy.

6.	Restricted cash

As of September 30, 2019 and December 31, 2018, restricted cash consisted of the following:

	September 30, 2019	December 31, 2018
Collateral for performance under customer agreements	$15,141	$15,095
Collateral for LNG purchases	35,000	927
Collateral for letters of credit and performance bonds	7,140	6,238
Debt service reserve account	8,299	―
Other restricted cash	291	292
Total restricted cash	$65,871	$22,552
Current restricted cash	$22,011	$30
Non-current restricted cash	43,860	22,522

7.	Inventory

As of September 30, 2019 and December 31, 2018, inventory consisted of the following:

	September 30, 2019	December 31, 2018
LNG and natural gas inventory	$27,879	$15,611
Materials, supplies and other	746	348
Total	$28,625	$15,959

Inventory is adjusted to the lower of cost or net realizable value each quarter. Changes in the value of inventory are recorded within Cost of sales in the condensed consolidated statements of operations and comprehensive loss, and the Company recorded an adjustment to the value of inventory of $251 during both the three and nine months ended September 30, 2019. No adjustments were recorded during the three and nine months ended September 30, 2018.

8.	Investment in equity securities

The Company has invested in equity securities of an international oil and gas drilling contractor. The following tables present the number of shares, cost and fair value of the investment:

	September 30, 2019
	Number of Shares	Cost	Fair value
	(in thousands of U.S. dollars except shares)
Investment in equity securities(1)	295,256	$3,667	$1,529

	December 31, 2018
	Number of Shares	Cost	Fair value
	(in thousands of U.S. dollars except shares)
Investment in equity securities	1,476,280	$3,667	$3,656

(1)	During the nine months ended September 30, 2019, the investee effected a 5-for-1 reverse stock split.

The movement of the equity investment during the nine months ended September 30, 2019 is summarized below:

September 30, 2019
Beginning of period	$3,656
Unrealized gain/(loss)	(2,127)
End of period	$1,529

The unrealized loss of $1,325 and $2,127 for the three and nine months ended September 30, 2019, respectively is included within Other expense, net in the condensed consolidated statements of operations and comprehensive loss.

9.	Construction in progress

The Company’s construction in progress activity during the nine months ended September 30, 2019 is detailed below:

September 30, 2019
Balance at beginning of period	$254,700
Additions	241,550
Transferred to property, plant and equipment, net (Note 10)	(101,734)
Balance at end of period	$394,516

Interest expense of $7,269 and $236 was capitalized for the three months ended September 30, 2019 and 2018, respectively, inclusive of amortized debt issuance costs disclosed in “Note 15. Debt.” Interest expense of $16,380 and $236 was capitalized for the nine months ended September 30, 2019 and 2018, respectively, inclusive of amortized debt issuance costs disclosed in “Note 15. Debt.”

10.	Property, plant and equipment, net

As of September 30, 2019 and December 31, 2018 the Company’s property, plant and equipment, net consisted of the following:

	September 30, 2019	December 31, 2018
LNG liquefaction facilities	$67,532	$65,631
Gas terminals	52,132	―
Gas pipelines	11,370	―
ISO containers and other equipment	50,532	15,873
Land	16,537	12,779
Leasehold improvements	8,054	7,229
Vehicles	1,329	1,178
Computer equipment	880	741
Accumulated depreciation	(14,789)	(9,391)
Total property, plant and equipment, net	$193,577	$94,040

Depreciation for the three months ended September 30, 2019 and 2018 totaled $1,837 and $1,009, respectively, of which $161 and $179 is respectively included within Cost of sales in the condensed consolidated statements of operations and comprehensive loss. Depreciation for the nine months ended September 30, 2019 and 2018 totaled $5,400 and $2,776, respectively, of which $466 and $518 is respectively included within Cost of sales in the condensed consolidated statements of operations and comprehensive loss.

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

The following table summarizes the composition of intangible assets as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life
Shannon LNG leases and permits	$41,624	$931	$40,693	40 to 91
Total intangible assets	$41,624	$931	$40,693

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life
Shannon LNG leases and permits	$43,191	$134	$43,057	40 to 91
Total intangible assets	$43,191	$134	$43,057

As of September 30, 2019, the weighted-average remaining amortization periods for the intangible assets is 39.38 years. Amortization for the three and nine months ended September 30, 2019 totaled $254 and $797, respectively.

12.	Finance leases, net

The Company placed its storage and regasification LNG terminal in Montego Bay, Jamaica into service on October 30, 2016, which has been accounted for as a direct finance lease. In addition, the Company has also entered into other arrangements to lease equipment to customers which are accounted for as direct finance leases. The components of the direct finance leases as of September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019	December 31, 2018
Finance leases	$294,922	$306,832
Unearned income	(202,430)	(213,682)
Total finance leases, net	$92,492	$93,150
Current portion	$1,045	$943
Non-current	91,447	92,207

Receivables related to the Company’s direct finance leases are primarily with a public utility that generates consistent cash flow. Therefore, the Company does not expect a material impact to the results of operations or financial position due to nonperformance from such counterparty.

13.	Other non-current assets

As of September 30, 2019 and December 31, 2018, other non-current assets consisted of the following:

	September 30, 2019	December 31, 2018
Port access rights	$11,977	$12,671
Initial lease costs	9,753	9,200
Nonrefundable deposit	16,445	10,810
Upfront payments to customers	6,267	―
Contract asset (Note 4)	9,997	―
Cost to fulfill (Note 4)	6,991	―
Other	3,865	2,574
Total other non-current assets	$65,295	$35,255

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

14.	Accrued liabilities

As of September 30, 2019 and December 31, 2018 accrued liabilities consisted of the following:

	September 30, 2019	December 31, 2018
Accrued construction costs	$24,865	$41,343
Accrued IPO costs	―	5,296
Accrued bonuses	9,896	12,582
Other accrued expenses	16,035	8,291
Total	$50,796	$67,512

15.	Debt

As of September 30, 2019 and December 31, 2018, debt consisted of the following:

	September 30, 2019	December 31, 2018
New Term Loan Facility, due December 2019	$492,762	$272,192
Senior Secured Bonds, due September 2034	70,914	―
Senior Unsecured Bonds, due September 2036	42,250	―
Total debt	$605,926	$272,192
Current portion of debt	$492,762	$272,192
Non-current portion of debt	113,164	―

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

The New Term Loan Facility is secured by mortgages on certain properties owned by the Company’s subsidiaries, in addition to other collateral. The New Term Loan Facility was amended in the third quarter of 2019 to allow certain properties of a consolidated subsidiary to secure the South Power Senior Secured Bonds (defined below).

The Company is required to comply with certain financial covenants and other restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. The New Term Loan Facility also provides for customary events of default, prepayment and cure provisions.

The Company paid $4,400 of additional fees in connection with the $220,000 draw on the New Term Loan Facility. These fees were capitalized as a reduction to the New Term Loan Facility on the condensed consolidated balance sheets. The total unamortized deferred financing costs as of September 30, 2019 was $3,488.

South Power Bonds

On September 2, 2019, NFE South Power Holdings Limited (“South Power”), a consolidated subsidiary of the Company, entered into a facility for the issuance of secured and unsecured bonds (the “Senior Secured Bonds” and “Senior Unsecured Bonds”, respectively) and subsequently issued $73,317 and $43,683 in Senior Secured Bonds and Senior Unsecured Bonds, respectively.  The Senior Secured Bonds are secured by the dual-fired combined heat and power facility in Clarendon, Jamaica (the “CHP Plant”) that is currently under construction and related receivables and assets, and the proceeds will be used to fund the completion of the CHP Plant and to reimburse shareholder advances. Upon completion of construction of the CHP Plant, which is currently expected in the fourth quarter of 2019, and the satisfaction of certain related conditions, South Power has the ability to issue an additional $63,000 in Senior Secured Bonds.

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

The Senior Unsecured Bonds will bear interest at an annual fixed rate of 11.00% and will mature 17 years from the closing date.  No principal payments will be due until 2028.  Beginning in 2028, principal payments will be due quarterly on an escalating schedule.  Interest payments on outstanding principal balances will be due quarterly.

South Power will be required to comply with certain financial covenants as well as customary affirmative and negative covenants, including limitations on incurring additional indebtedness.  The facility also provides for customary events of default, prepayment and cure provisions.

The Company paid approximately $3,859 of fees in connection with the issuance of Senior Secured Bonds and Senior Unsecured Bonds.  These fees were capitalized on a pro-rata basis as a reduction of the Senior Secured Bonds and Senior Unsecured Bonds on the condensed consolidated balance sheets.  The total unamortized deferred financing costs as of September 30, 2019 was $3,836.

Interest expense

Interest and related amortization of debt issuance costs recognized during major development and construction projects are capitalized and included in the cost of the project. Interest expense, net of amounts capitalized, recognized for the three and nine months ended September 30, 2019 and 2018 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest costs:
Interest per contractual rates	$8,731	$2,315	$22,094	$5,181
Amortization of debt issuance costs	3,512	1,104	8,743	1,444
Total interest costs	12,243	3,419	30,837	6,625
Capitalized interest	7,269	236	16,380	236
Total interest expense	$4,974	$3,183	$14,457	$6,389

Under the terms of the facility, South Power is required to maintain a Debt Service Reserve Account (as defined in the facility) in the amount of $8,299.  Such amount is included as a component of Restricted cash on the Company’s condensed consolidated balance sheets (see Note 6).

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

The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. As of September 30, 2019, the Company concluded, based on the weight of all available positive and negative evidence, those deferred tax assets recorded as part of the IPO are not more likely than not to be realized and accordingly, a full valuation allowance has been recorded on this deferred tax asset as of September 30, 2019.

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

Ireland

NFI acquired Shannon LNG on November 9, 2018. The Shannon LNG entities are incorporated in Ireland and had net operating loss carryforwards of approximately $41,416 through December 31, 2018. These losses were evaluated to determine if any would be subject to a limitation resulting from the acquisition. The Company concluded, based on the weight of all available positive and negative evidence, those deferred tax assets relating to the net operating loss carryforwards are not more likely than not to be realized and accordingly, a full valuation allowance has been recorded on these deferred tax assets as of September 30, 2019.

Puerto Rico

NFI has subsidiaries incorporated in Puerto Rico that are treated as controlled foreign corporations for U.S. federal income tax purposes. These entities have been in a cumulative loss position since inception, and a full valuation allowance has been recorded against the deferred tax assets related to those losses as of September 30, 2019.

Total Operations

The effective tax rate for the three and nine months ended September 30, 2019 was 0.12% and (0.20)% respectively, compared to (2.29)% and (0.93)% for the three and nine months ended September 30, 2018, respectively. The total tax expense/(benefit) for the three and nine months ended September 30, 2019 was $(64) and $337, compared to $306 and $399 for the three and nine months ended September 30, 2018.

The Company has not recorded a liability for uncertain tax positions as of September 30, 2019. The Company remains subject to periodic audits and reviews by the taxing authorities, and NFE’s returns since its formation remain open for examination.

17.	Commitments and contingencies

Contingencies

During 2017, the Company paid $1,204 of tangible personal property tax levied in the State of Florida with respect to the Company’s LNG plant in Hialeah, Florida and subsequently initiated legal proceedings to challenge the tax amount for a full or partial rebate. The Company successfully challenged the tax amount and received a full rebate. The State of Florida has appealed the determination and the Company repaid the rebate amount in order to avoid penalties and charges while the appeal is under consideration. Additionally, in 2018, the Company paid $1,033 of tangible personal property taxes to the State of Florida with respect to the same LNG plant. The Company initiated legal proceedings to challenge the tax amount for a partial rebate and received a rebate of approximately $140. The State of Florida has appealed the determination, and the Company repaid the rebate amount to avoid penalties and charges while the appeal is under consideration.

As of the date at which these condensed consolidated financial statements were issued, the appeals have not been concluded. Should the State of Florida lose the appeals the Company expects a refund which will be recognized as a gain contingency in earnings when the cash is received.

18.	Earnings per share

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Numerator:
Net loss	$(54,424)	$(165,949)
Less: net loss attributable to non-controlling interests	47,701	139,483
Net loss attributable to Class A shares	$(6,723)	$(26,466)
Denominator:
Weighted-average shares – basic and diluted	22,692,104	19,689,568
Net loss per share – basic and diluted	$(0.30)	$(1.34)

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

September 30, 2019
Unvested RSUs(1)	3,875,081
Class B shares(2)	145,057,375
Shannon Equity Agreement shares(3)	932,914
Total	149,865,370

(1)	Represents the number of instruments outstanding at the end of the period.
(2)	Class B shares at the end of the period are considered potentially dilutive Class A shares.
(3)	Class A shares that would be issued in relation to the Shannon LNG Equity agreement.

19.	Share-based compensation

During the nine months ended September 30, 2019, the Company granted RSUs to select officers, employees, non-employee members of the board of directors, and select non-employees under the Incentive Plan.

The Company estimates the fair value of RSUs on the grant date based on the closing price of the underlying shares on the grant date and other fair value adjustments to account for a post-vesting holding period. These fair value adjustments were estimated based on the Finnerty model.

The following table summarizes the RSU activity for the nine months ended September 30, 2019:

	Restricted Stock Units	Weighted- average grant date fair value per share
Non-vested RSUs as of December 31, 2018	―	$	―
Granted	5,404,823		13.48
Vested and shares issued	(1,284,383)		13.53
Forfeited	(245,359)		13.51
Non-vested RSUs as of September 30, 2019	3,875,081		$13.46

During the nine months ended September 30, 2019, the Company recognized a compensation expense of $36,075 of which $35,483 and $592 are recorded in Selling, general and administrative and Operations and maintenance, respectively. During the three months ended September 30, 2019, the Company recognized a compensation expense of $8,067, of which $7,804 and $263 are recorded in Selling, general and administrative and Operations and maintenance, respectively. The Company recognizes the income tax benefits resulting from vesting of RSUs in the period they vest, to the extent the compensation expense has been recognized.

For the nine months ended September 30, 2019, cumulative compensation expense recognized for forfeited awards of $249 was reversed.

As of September 30, 2019, the Company had 3,875,081 non-vested RSUs subject to service conditions and therefore had unrecognized compensation costs of approximately $33,419. The non-vested RSUs will vest over a period from ten months to three years following the grant date. The weighted-average remaining vesting period of non-vested RSUs totaled 1.27 years as of September 30, 2019.

20.	Leases, as lessee

During the three months ended September 30, 2019 and 2018, the Company recognized rental expense for all operating leases of $10,947 and $5,536, respectively. During the nine months ended September 30, 2019 and 2018, the Company recognized rental expense for all operating leases of $28,323 and $16,831, respectively. These operating leases were related primarily to LNG vessel time charters, office space, a land site lease and marine port berth leases as detailed in the table below.

Lease	Term	Rent Escalation
Land site lease(1)	5 year initial term; 5 year renewal option	2.5% per annum
Marine port berth lease	10 year initial term; annual renewal option for up to 10 years	15% after year 5
Marine port berth lease	20 year initial term; no renewal option	No escalation
Marine port berth lease	25 year initial term; 20 year renewal option	No escalation
LNG vessel time charter	24 month initial term; 3 month renewal option	No escalation
LNG vessel time charter	7 year initial term; no renewal option	2% per annum after year 3
LNG vessel time charter	15 year initial term; non-cancellable for the first 3 years; 5 year renewal option	No escalation
LNG vessel time charter	3 year initial term; no renewal option	No escalation
Office space lease	7 year initial term; two 5-year renewal options	3% per annum
Office space lease	1 year renewal option	5% per annum

(1)	Refer to “Note 21. Related party transactions” for additional detail.

21.	Related party transactions

Management and administrative services

In the ordinary course of business, Fortress Investment Group LLC (“Fortress”), through affiliated entities, has historically charged the Company for administrative and general expenses incurred pursuant to its Management Services Agreement (“Management Agreement”). Upon completion of the IPO, the Management Agreement was terminated and replaced by an Administrative Services Agreement (“Administrative Agreement”) to charge the Company for similar administrative and general expenses. The charges under the Management Agreement and Administrative Agreement that are attributable to the Company totaled $1,952 and $1,004 for the three months ended September 30, 2019 and 2018, respectively and $6,472 and $2,235 for the nine months ended September 30, 2019 and 2018, respectively.  Costs associated with the Management Agreement and Administrative Agreement are included within Selling, general and administrative in the condensed consolidated statements of operations and comprehensive loss.

In addition to management and administrative services, an affiliate of Fortress owns and leases an aircraft chartered by the Company for business purposes in the course of operations. The Company incurred, at aircraft operator market rates, charter costs of $1,306 and $314 for the three months ended September 30, 2019 and 2018, respectively and charter costs of $2,931 and $905 for the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019 and December 31, 2018, $7,045 and $3,579 were due to Fortress, respectively.

Land and office lease

The Company has historically leased land and office space from Florida East Coast Industries, LLC (“FECI”), an affiliate of the Company. In April 2019, FECI sold the office building to a non-affiliate, and as such, the lease of the office space is now no longer held with a related party. The expense for the land during the three months ended September 30, 2019 and 2018 totaled $76 and $71, respectively, which is included in Operations and maintenance. The expense for the period that the land and building was owned by a related party during the nine months ended September 30, 2019 and 2018 totaled $834 and $188, respectively, of which $386 and $0 was capitalized to Construction in progress, $223 and $0 related to the office lease and ancillary services is included in Selling, general and administrative, and $225 and $71 related to the land lease is included within Operations and maintenance, respectively in the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2019 and December 31, 2018, $0 and $597 were due to FECI, respectively.

DevTech Investment

In August 2018, the Company entered into a consulting arrangement with DevTech Environment Limited (“DevTech”), to provide business development services to increase the customer base of the Company. DevTech also contributed cash consideration in exchange for a 10% interest in a consolidated subsidiary. The 10% interest is reflected as non-controlling interest in the Company’s condensed consolidated financial statements. DevTech also purchased 10% of a note payable due to an affiliate of the Company. As of September 30, 2019 and December 31, 2018, $1,073 and $755 was owed to DevTech on the note payable, respectively. The outstanding note payable due to DevTech is included in Other long-term liabilities on the condensed consolidated balance sheet as of September 30, 2019. For the three and nine months ended September 30, 2019, interest expense on the note payable due to DevTech was $25 and $71, respectively. As of September 30, 2019 and December 31, 2018, $665 and $365 was due from DevTech, respectively.

Fortress affiliated entities

Since 2017, the Company has provided certain administrative services to related parties including Fortress Energy Partners that is billed on a yearly basis. As of September 30, 2019 and December 31, 2018, $601 and $525 were due from affiliates, respectively. There are no costs incurred by the Company as it is fully reimbursed, and there is currently a receivable outstanding. Additionally, Fortress affiliated entities provide certain administrative services to the Company. As of September 30, 2019 and December 31, 2018, $811 and $305 were due to Fortress affiliates, respectively.

Due to/from Affiliates

The tables below summarizes the balances outstanding with affiliates at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Amounts due to affiliates	$7,856	$4,481
Amounts due from affiliates	1,266	890

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following information should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report. Our financial statements have been prepared in accordance with GAAP. The unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2019 included herein, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature.

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

Old Harbour Terminal

Our marine LNG storage and regasification terminal in Old Harbour, Jamaica (the “Old Harbour Terminal”) commenced commercial operations during the second quarter of 2019 and is capable of processing approximately six million gallons of LNG (500,000 MMBtu) per day. The Old Harbour Terminal supplies gas to the new 190MW Old Harbour power plant (the “Old Harbour Power Plant”) operated by JPC. The Old Harbour Power Plant is substantially complete and is expected to be fully operational during the fourth quarter of 2019.

Results of Operations – Three and Nine Months Ended September 30, 2019 compared to Three and Nine Months Ended September 30, 2018

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018		Change	2019	2018	Change
Revenues
Operating revenue	$35,345		$24,629	$10,716	$93,221	$69,545	$23,676
Other revenue	14,311		3,795	10,516	26,152	11,387	14,765
Total revenues	49,656		28,424	21,232	119,373	80,932	38,441
Operating expenses
Cost of sales	45,832		22,094	23,738	123,224	68,625	54,599
Operations and maintenance	8,707		1,999	6,708	18,609	5,750	12,859
Selling, general and administrative	40,913		13,423	27,490	122,831	40,827	82,004
Depreciation and amortization	1,930		830	1,100	5,731	2,258	3,473
Total operating expenses	97,382		38,346	59,036	270,395	117,460	152,935
Operating loss	(47,726)		(9,922)	(37,804)	(151,022)	(36,528)	(114,494)
Interest expense	4,974		3,183	1,791	14,457	6,389	8,068
Other expense, net	1,788		270	1,518	133	103	30
Loss before taxes	(54,488)		(13,375)	(41,113)	(165,612)	(43,020)	(122,592)
Tax expense (benefit)	(64)		306	(370)	337	399	(62)
Net loss	$(54,424)	$	(13,681)	$(40,743)	$(165,949)	$(43,419)	$(122,530)

Revenues

Operating revenue from LNG and natural gas sales increased by $10,716 and $23,676 for the three and nine months ended September 30, 2019, respectively. The increases in both the three and nine month periods were primarily driven by the commissioning of the Old Harbour Terminal and increases in volumes sold to small-scale customers. During the second quarter of 2019, the Old Harbour Terminal commenced commercial operations, and we began to recognize revenue from our contract with JPC, adding $11,386 and $15,440 in operating revenue for the three and nine months ended September 30, 2019, respectively.

The delivered volume at the Montego Bay Terminal for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 decreased slightly due to outages at the Bogue Power Plant, that was offset by increases in sales to small scale customers.

The delivered volume at the Montego Bay Terminal increased by 10.0 million gallons (0.8 TBtu) from 71.9 million gallons (5.9 TBtu) for the nine months ended September 30, 2018 to 81.9 million gallons (6.7 TBtu) for the nine months ended September 30, 2019. The increase in volumes delivered at the Montego Bay Terminal for the nine month period was attributable to additional new small-scale customers as well as an increase in consumption at an existing customer due to the customer’s installation of a new gas turbine that consumes approximately 60,500 gallons (5,000 MMBtu) per day. Of the volumes delivered at the Montego Bay Terminal, 6.3 million gallons (529,392 MMBtu) and 2.1 million gallons (165,943 MMBtu) were delivered to small-scale networks in the nine months ended September 30, 2019 and 2018, respectively.

Other revenue increased by $10,516 and $14,765 for the three and nine months ended September 30, 2019, respectively. The increase was primarily due to the recognition of construction revenue of $10,195 and $14,103 for the three and nine months ended September 30, 2019, respectively. We did not have any such projects during the comparable periods ended September 30, 2018. The Company also leases certain facilities and equipment to its customers which are accounted for either as direct financing leases or operating leases, and the interest recognized from direct financing leases or leasing revenue from operating leases is recognized within Other revenue. The remaining increase in Other revenue for both the three and nine months ended September 30, 2019 was primarily driven by additional operating leases with small-scale customers.

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

Cost of sales increased by $23,738 and $54,599 for the three and nine months ended September 30, 2019, respectively. The increase in Cost of sales was attributable to increased costs to purchase LNG from third parties. The weighted-average cost of gas increased from $0.57 per gallon ($6.92 per MMBtu) for the three months ended September 30, 2018 to $0.66 per gallon ($8.02 per MMBtu) for the three months ended September 30, 2019, which is inclusive of boil-off gas. The weighted-average cost of LNG increased from $0.62 per gallon ($7.46 per MMBtu) for the nine months ended September 30, 2018 to $0.77 per gallon ($9.32 per MMBtu) for the nine months ended September 30, 2019, which is inclusive of boil-off gas. The weighted-average cost of our inventory balance as of September 30, 2019 was $0.65 per gallon ($7.84 per MMBtu). Additionally, the volumes delivered increased by 7% and 17% for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018, respectively.

The Company also incurred an increase in charter costs due to additional ships on charter. These additional ships on charter increased cost of sales by $5,682 and $13,912 for the three and nine months ended September 30, 2019, respectively, as compared with the same periods in the prior year. During the three and nine months ended September 30, 2019, we also recognized costs associated with construction services provided to customers of $8,974 and $12,527, respectively. We did not have any such projects for customers ongoing during the comparable periods ended September 30, 2018.

Operations and maintenance

Operations and maintenance relates to costs of operating our Miami Facility, Montego Bay Terminal and Old Harbour Terminal, exclusive of costs to convert that are reflected in Cost of sales. Operations and maintenance increased by $6,708 and $12,859 for the three and nine months ended September 30, 2019, respectively. The increases were primarily a result of higher costs associated with the operations of charter vessels, including a storage vessel for Puerto Rico, of $3,379 and $6,000 in the three and nine month periods ended September 30, 2019 respectively. The remaining increase is due to demurrage, as well as, increased operating costs as we continue to expand our operations.

Selling, general and administrative

Selling, general and administrative includes employee travel costs, insurance and costs associated with activities for projects that are in initial stages and development is not yet probable. Selling, general and administrative also includes compensation expenses for our corporate employees as well as professional fees for our advisors.

Selling, general and administrative increased by $27,490 and $82,004 for the three and nine months ended September 30, 2019, respectively. The increase in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 was primarily attributable to stock-based compensation expense of $7,804, as well as increased headcount as compared to the same period in the prior year. The increase is also due to development costs incurred at the Pennsylvania Facility as well as other development projects that currently do not qualify for capitalization. Costs incurred in future periods for such projects may be capitalizable once a final investment decision is made for these projects.

The increase of $82,004 in the nine month period ended September 30, 2019 as compared with the same period ended September 30, 2018 was driven mainly by recognition of $18,968 in the first quarter of 2019 due to vested restricted stock units (“RSUs”) issued to employees and non-employees after our IPO. We also incurred $16,515 in the second and third quarters of 2019 for continuing recognition of compensation expense related to RSUs granted in the first quarter of 2019. Additionally, there was an increase of $4,760 in transaction costs associated with financing activities. The remaining change is due to increases in professional fees and costs for development projects.

Depreciation and amortization

Depreciation and amortization increased by $1,100 and $3,473 for the three and nine months ended September 30, 2019, respectively. The increase is primarily a result of additional equipment purchases placed in service for small-scale customers, as well as depreciation of the Old Harbour Terminal that was placed in service in the second quarter of 2019.

Interest expense

Interest expense increased by $1,791 and $8,068 for the three and nine months ended September 30, 2019, respectively, primarily as a result of additional principal balance outstanding since March 2019 under the New Term Loan Facility (as defined below). We also incurred additional interest expense in September 2019 due to the issuance of the Senior Secured Bonds and the Senior Unsecured Bonds (both defined below). The increase in interest expense was offset by an increase in capitalized interest in the amount of $7,033 and $16,144 for the three and nine months ended September 30, 2019, respectively.

Other expense, net

Other expense, net increased by $1,518 and $30 for the three and nine months ended September 30, 2019, respectively. The increase in expense for the three months ended September 30, 2019 was driven by changes in fair value of the derivative liability and equity agreement associated with our acquisition of Shannon LNG in November 2018 and the change in value of an available-for-sale investment, which prior to the adoption of ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities was recorded in Other comprehensive income. For the nine months ended September 30, 2019, the changes in the fair value of the derivative liability, equity agreement, and available-for-sale investment were almost completely offset by interest income of $3,382.

Tax expense (benefit)

Tax expense decreased by $62 for the nine months ended September 30, 2019 due to lower income in Jamaican entities.

Factors Impacting Comparability of Our Financial Results

Our historical results of operations and cash flows are not indicative of results of operations and cash flows to be expected in the future, principally for the following reasons:

•
Our historical financial results only include our Miami Facility, our Montego Bay Terminal and certain small-scale customers. Our historical financial statements only include our Miami Facility, our Montego Bay Terminal and certain small-scale customers and do not include the impact of projects that commenced commercial operations during 2019, such as the Old Harbour Terminal and the increase in sales to small-scale customers. None of the periods presented include future revenue that should result from long-term, take-or-pay contracts with downstream customers expected from projects under development, including the dual-fired combined heat and power facility in Clarendon, Jamaica (the “CHP Plant”), the multi-fuel handling facility located in the Port of San Juan, Puerto Rico (the “San Juan Facility”), the LNG regasification terminal in La Paz, Baja California Sur, Mexico (the “La Paz Terminal”), the LNG terminal on the Shannon Estuary near Ballylongford, Ireland (the “Ireland Terminal” and, together with the Old Harbour Terminal, the Montego Bay Terminal, the San Juan Facility and the La Paz Terminal, our “Terminals”) and the Pennsylvania Facility. The Old Harbour Terminal began commercial operations during the second quarter of 2019, and we expect the Old Harbour Power Plant, a significant buyer of gas from the Old Harbour Terminal, to be fully operational during the fourth quarter of 2019.

Our historical financial results also have not included construction revenue that the Company began to recognize during the nine months ended September 30, 2019. Services to manage the construction and installation of equipment to transform customers’ facilities to operate utilizing natural gas or to allow customers to receive power or other outputs from our power generation facilities are increasingly offered to our customers, and we may recognize significant revenue for such services that was not included in the historical financial results.

In addition, we currently purchase the majority of our supply of LNG from third parties. For the three months ended September 30, 2019 and 2018, we sourced 92% and 91%, respectively, of our LNG volumes from third parties. For the nine months ended September 30, 2019 and 2018, we sourced 93% and 90%, respectively, of our LNG volumes from third parties. We are in the process of developing in-basin liquefaction facilities that will vertically integrate our supply and substantially reduce the need to source LNG from third parties, which, when combined with lower cost production, should significantly impact our results of operations and cash flows from both contracted and expected downstream sales.

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

The financial statements of NFE beginning in February 2019 subsequent to our IPO allocate a significant portion of the results of operations to New Fortress Energy Holdings, through its non-controlling interest in NFI. NFE has elected to be taxed as a corporation and is subject to U.S. federal and state income taxes, and as such, may recognize a tax expense (benefit), as well as associated deferred tax accounts. As of September 30, 2019, NFE has recorded a valuation allowance on all of its deferred taxes associated with U.S. federal and state income taxes.

•
We have incurred and will continue to incur incremental selling, general and administrative expenses related to our transition to a publicly traded company. We completed our IPO on February 4, 2019, and we expect to incur direct, incremental general and administrative expenses as a result of being a publicly traded company, including costs associated with the employment of additional personnel, compliance under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), annual and quarterly reports to our common shareholders, registrar and transfer agent fees, national stock exchange fees, the costs associated with the initial implementation of our Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) Section 404 internal controls and testing, audit fees, incremental director and officer liability insurance costs and director and officer compensation. These direct, incremental general and administrative expenses are not included in our historical results of operations for the three and nine months ended September 30, 2018.

Liquidity and Capital Resources

We believe we will have sufficient liquidity, cash flow from operations and access to additional capital sources, to fund our capital expenditures and working capital needs for the next 12 months. We expect to fund our current operations and continued development of additional facilities through a combination of cash on hand, borrowings from the New Term Loan Facility, and proceeds from the issuance of Senior Secured Bonds and Senior Unsecured Bonds (both defined below). Our IPO was completed on February 4, 2019, and we issued and sold 20,000,000 Class A shares at an IPO price of $14.00 per share, raising net proceeds of approximately $257,000. On March 1, 2019, the underwriters exercised their option to purchase an additional 837,272 Class A shares at the IPO price of $14.00 per share, less underwriting discounts, raising additional net proceeds of $11,048. On March 21, 2019, we drew the remaining availability on our New Term Loan Facility and have $496,250 of outstanding principal as of September 30, 2019. On September 5, 2019, we issued approximately $117,000 in Senior Secured Bonds and Senior Unsecured Bonds and the full amount issued is outstanding as of September 30, 2019.

We have assumed total expenditures for all completed and existing projects to be approximately $823 million, with approximately $563 million having already been spent through September 30, 2019. This estimate represents the expenditures necessary to complete construction of the San Juan Facility, the La Paz Terminal, the CHP Plant as well as expected expenditures to serve new small-scale customers. Through September 30, 2019, we have spent approximately $161 million to develop the Pennsylvania Facility. As we have not made a final investment decision to complete the Pennsylvania Facility, $17 million of construction and development costs have been expensed. Cost for land, as well as, engineering and equipment that could be deployed to other facilities of approximately $144 million, has been capitalized. We are currently exploring opportunities to expand our business into new markets, including the Caribbean, Angola, and Mexico, and we will require significant additional capital to implement our strategy.

Cash Flows

The following table summarizes the changes to our cash flows for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018:

	Nine Months Ended September 30,
	2019	2018	Change
	(in thousands)
Cash flows from:
Operating activities	$(154,761)	$(53,156)	$(101,605)
Investing activities	(295,035)	(112,135)	(182,900)
Financing activities	593,001	115,164	477,837
Net increase (decrease) in cash, cash equivalents, and restricted cash	$143,205	$(50,127)	$193,332

Cash (used in) operating activities

Our cash flow used in operating activities was $154,761 for the nine months ended September 30, 2019, which increased by $101,605 from $53,156 for the nine months ended September 30, 2018. For both the nine-month periods ended September 30, 2019 and 2018, we had losses that comprised a significant portion of cash used in operating activities due to the continued expansion of our business activities. The loss in the nine months ended September 30, 2019 reflects non-cash shared-based compensation expense, which was excluded from the cash used in operating activities. Cash flows used in operating activities for the nine months ended September 30, 2019 was also significantly impacted by increases in other assets, inventories, and receivables, offset by increases in accounts payable, accrued liabilities and other liabilities.

Cash (used in) investing activities

Our cash flow used in investing activities was $295,035 for the nine months ended September 30, 2019, which increased by $182,900 from $112,135 for the nine months ended September 30, 2018. The increase in cash flow used in investing activities is due to the increase in capital expenditures to complete the Old Harbour Terminal as well as construction of the CHP Plant, the San Juan Facility, and the Pennsylvania Facility.

Cash provided by financing activities

Our cash flow provided by financing activities was $593,001 for the nine months ended September 30, 2019, which increased by $477,837 from $115,164 for the nine months ended September 30, 2018. The increase in cash flow provided by financing activities is due to the issuance of Senior Secured Bonds and Senior Unsecured Bonds of $117,000 in September 2019, additional borrowings under the New Term Loan Facility of $220,000 in March 2019 and the net proceeds received from our IPO in February 2019.

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

The New Term Loan Facility is secured by mortgages on certain properties owned by the Company’s subsidiaries, in addition to other collateral. The New Term Loan Facility was amended in the third quarter of 2019 to allow certain properties of a consolidated subsidiary to secure the South Power Senior Secured Bonds.

The Company is required to comply with certain financial covenants and other restrictive covenants, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. The New Term Loan Facility also provides for customary events of default, prepayment and cure provisions. As of September 30, 2019, the Company was in compliance with all required covenants under the New Term Loan Facility.

In March 2019, the Company drew the remaining $220,000 available capacity under the New Term Loan Facility, and as of September 30, 2019, the total principal amount outstanding under the New Term Loan Facility was $496,250. The Company plans to use the $220,000 drawn in the first quarter of 2019 to make capital expenditures to complete the CHP Plant and San Juan Facility, as well as for additional storage and regasification facilities for our small-scale customers. The Company paid $4,400 of additional fees in connection with the $220,000 draw on the New Term Loan Facility. These fees were capitalized as a reduction to the New Term Loan Facility on the condensed consolidated balance sheet. The total unamortized deferred financing costs as of September 30, 2019 was $3,488. In addition, the Company incurred $4,760 of costs for financing activities during the nine months ended September 30, 2019 that were recognized as an expense within the condensed consolidated statements of operations and comprehensive loss.

South Power Senior Secured Bonds and Senior Unsecured Bonds

On September 2, 2019, NFE South Power Holdings Limited (“South Power”), a consolidated subsidiary of the Company, entered into a facility for the issuance of secured and unsecured bonds (the “Senior Secured Bonds” and “Senior Unsecured Bonds”, respectively) and subsequently issued $73,317 and $43,683 in Senior Secured Bonds and Senior Unsecured Bonds, respectively.  The Senior Secured Bonds are secured by the CHP Plant that is currently under construction and related receivables and assets, and the proceeds will be used to fund the completion of the CHP Plant and to reimburse shareholder advances. Upon completion of construction of the CHP Plant, which is currently expected in the fourth quarter of 2019, and the satisfaction of certain related conditions, South Power has the ability to issue an additional $63,000 in Senior Secured Bonds.

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

The Senior Unsecured Bonds will bear interest at an annual fixed rate of 11.00% and will mature 17 years from the closing date.  No principal payments will be due until 2028.  Beginning in 2028, principal payments will be due quarterly on an escalating schedule.  Interest payments on outstanding principal balances will be due quarterly.

South Power will be required to comply with certain financial covenants as well as customary affirmative and negative covenants, including limitations on incurring additional indebtedness.  The facility also provides for customary events of default, prepayment and cure provisions.

The Company paid approximately $3,859 of fees in connection with the issuance of Senior Secured Bonds and Senior Unsecured Bonds.  These fees were capitalized on a pro-rata basis as a reduction of the Senior Secured Bonds and Senior Unsecured Bonds on the condensed consolidated balance sheets.  The total unamortized deferred financing costs as of September 30, 2019 was $3,836.

Off Balance Sheet Arrangements

As of September 30, 2019, we had no off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

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

As of September 30, 2019, there have been no material changes to the commitments and contractual obligations table above outside the ordinary course of business, except as noted below.

Long-Term debt obligations

For information on our debt obligations, see “—Liquidity and Capital Resources—Debt.” The amounts included in the table above are based on the total debt balance, scheduled maturities and interest rates in effect as of December 31, 2018.

In March 2019, the Company drew the remaining $220,000 available capacity on the New Term Loan Facility, and as of September 30, 2019, the total principal amount outstanding under the New Term Loan Facility was $496,250. The Company expects to pay $7,664 in interest payments during the remainder of 2019. If we exercise the option to extend the New Term Loan Facility, we will incur a fee of $4,963 in December 2019.

In September 2019, the Company issued $73,317 and $43,683 of Senior Secured Bonds and Senior Unsecured Bonds, respectively. No principal payments will be due until seven years after the closing date for the Senior Secured Bonds and nine years after the closing date for the Senior Unsecured Bonds. The Company expects to pay $2,736 in interest payments during the remainder of 2019. Upon completion of construction of the CHP Plant and the satisfaction of certain related conditions, which is currently expected in the fourth quarter of 2019, South Power has the ability under the facility to issue an additional $63,000 in Senior Secured Bonds.

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

In March 2019, the Company entered into a contract with Peninsula Energy Services Company Inc. for the purchase of 60,500 gallons of natural gas (5,000 MMBtu) per day for a total of 152.5 million gallons of natural gas (12.6 TBtu). The deliveries are scheduled between March 2019 and November 2025.

Operating Lease obligations

Future minimum lease payments under non-cancellable operating leases are noted in the above table and further described below. The Company’s lease obligations are primarily related to LNG vessel time charters, office space, a land site lease and marine port berth leases.

The Company entered into several lease agreements during 2018 in Mexico and Puerto Rico. Such agreements include securing certain facilities, wharf areas, office space and specified port areas for development of terminals. Terms for these leases range from 20 to 30 years, and certain of these leases contain extension terms. One-time fees paid subsequent to December 31, 2017 to secure leases were $21,871. Fixed lease payments under these leases are expected to be approximately $64 per month and $17,228 over the remaining lease terms. Some of these leases contain variable components based on LNG processed.

The Company entered into an agreement to lease a floating storage regasification unit for an initial non-cancellable term of three years.  The Company may continue to lease the vessel for up to 15 years with an option to renew for an additional five years. From January to March 2019, the Company was using the vessel for floating storage for the cost of $18 per day. Acceptance procedures were completed in the second quarter of 2019, and the vessel has been leased for $50 per day. Subsequent to December 31, 2018, the Company also entered into two additional LNG vessel time charters for contract terms ranging from three to five years. One of these vessels was delivered in the third quarter of 2019, and the Company is required to pay $1,300 per month over the term of the lease.

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

Revenue recognition

The Company’s primary revenue stream is the sale of LNG and natural gas to customers, which is presented as Operating revenue in the condensed consolidated statements of operations and comprehensive loss. LNG or natural gas is delivered either by pipeline into the customer’s power generation facilities or in containers delivered by truck to customer sites, respectively. Revenues from sales delivered by pipeline to a power generation facility are recognized over time under the output method, as the customer takes control of the natural gas. Revenues from sales delivered by truck are recognized at the point in time at which physical possession and the risks and rewards of ownership transfer to the customer, either when the containers are shipped or delivered to the customers’ storage facilities, depending on the terms of the contract.

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

In addition to the revenue recognized from the leasing components of agreements with customers, Other revenue includes revenue recognized from the construction and installation of equipment to transform customers’ facilities to operate utilizing natural gas or to allow customers to receive power or other outputs from our power generation facilities. Revenue for these construction services is recognized over time as the Company transfers control of the asset to the customer, unless the customer is not able to obtain control over the asset under construction until such services are completed, in which case, revenue is recognized when the services are completed and the customer has control of the infrastructure. Such agreements may also include a significant financing component, and the Company recognizes revenue for the interest income component over the term of the financing as Other revenue.

Construction services may be included in arrangements that include other distinct performance obligations, and the Company allocates the transaction price to each performance obligation based on its standalone selling price (“SSP”) in relation to the aggregate value of the SSP of all performance obligations in the arrangement. Some of our performance obligations have observable inputs that are used to determine the SSP of those distinct performance obligations. Where SSP is not directly observable, we primarily determine the SSP using the cost-plus approach. In the circumstances when available information to determine SSP is highly variable or uncertain, we use the residual approach.

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

Interest Rate Risk

Debt that we incurred under the New Term Loan Facility bears interest at variable rates and exposes us to interest rate risk. Interest is calculated under the terms of the New Term Loan Facility based on our selection, from time to time, of one of the index rates available to us plus an applicable margin that varies based on certain factors. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt.” With the full $500 million principal amount drawn and outstanding, the impact on interest expense of a 1% increase or decrease in the interest rate of the New Term Loan Facility would be approximately $5 million per year. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

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

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2019 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may experience time delays, unforeseen expenses and other complications while developing our projects.  These complications can delay the commencement of revenue-generating activities, reduce the amount of revenue we earn and increase our development costs.

Development projects, including Terminals, Liquefaction Facilities, power plants, and related infrastructure are often developed in multiple stages involving commercial and governmental negotiations, site planning, due diligence, permit requests, environmental impact studies, permit applications and review, marine logistics planning and transportation and end-user delivery logistics.   Projects of this type are subject to a number of risks that may lead to delay, construction changes, increased costs and potentially decreased economic attractiveness.  These risks are often increased in jurisdictions outside the United States, and these foreign jurisdictions are currently a primary focus of our business activities, where legal processes, language differences, cultural expectations, currency exchange requirements, employment laws and diligence requirements can make it more difficult, time-consuming and expensive to develop a project.  Moreover, we are currently developing projects in locations where we have no prior development experience, and we expect to continue expanding into new jurisdictions in the future.  Our inexperience in these jurisdictions creates a meaningful risk that we may experience delays, unforeseen expenses or other obstacles that will cause the projects we are developing to take longer and be more expensive than our initial estimates.  While we plan our projects carefully and attempt to complete them according to timelines and budgets that we believe are feasible, we have experienced time delays and cost overruns in some projects we have developed previously and may experience similar issues with future projects given the inherent complexity and unpredictability of developing infrastructure projects in developing parts of the world. If we experience project delays or cost overruns in the future, these events could increase our costs, decrease our revenues and earnings and negatively affect our liquidity and business prospects. Delays in the construction beyond our estimated development periods, as well as amendments or change orders under the construction contracts we have entered into or any future contract related to future developments, could increase the cost of completion beyond the amounts that we estimate, which could require us to obtain additional sources of financing to continue development on our estimated development timeline or to fund our operations during construction of such development. Any delay in completion of a facility could cause a delay in the receipt of revenues estimated therefrom or cause a loss of one or more customers in the event of significant delays. As a result, any significant construction delay, whatever the cause, could have a material adverse effect on our business, operating results, cash flows and liquidity.

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

We believe we will have sufficient liquidity, cash flow from operations and access to additional capital sources to fund our capital expenditures and working capital needs for the next 12 months. In the future, we expect to incur additional indebtedness to assist us in developing our operations and we are considering alternative financing options, including in local markets, or the opportunistic sale of one of our non-core assets. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report and “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report for more information on our New Term Loan Facility, Senior Secured Bonds and Senior Unsecured Bonds. On September 2, 2019, we amended our New Term Loan Facility  to accommodate the issuance of our Senior Secured Bonds and Senior Unsecured Bonds. If we are unable to secure additional funding, approvals or amendments to existing financing, or if additional funding is only available on terms that we determine are not acceptable to us, we may be unable to fully execute our business plan and our business, financial condition or results of operations may be materially adversely affected. Additionally, we may need to adjust the timing of our planned capital expenditures and facilities development depending on the requirements of our existing financing and availability of such additional funding. Our ability to raise additional capital will depend on financial, economic and market conditions, our progress in executing our business strategy and other factors, many of which are beyond our control. We cannot assure you that such additional funding will be available on acceptable terms, or at all. To the extent that we raise additional equity capital by issuing additional securities at any point in the future, our then-existing shareholders may experience dilution. Debt financing, if available, may subject us to restrictive covenants that could limit our flexibility in conducting future business activities and could result in us expending significant resources to service our obligations. If we are unable to comply with our existing covenants or any additional covenants and service our debt, we may lose control of our business and be forced to reduce or delay planned investments or capital expenditures, sell assets, restructure our operations or submit to foreclosure proceedings, all of which could result in a material adverse effect upon our business.

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

We have a limited operating history and did not commence revenue-generating activities until 2016, and therefore did not achieve profitability as of September 30, 2019. We will need to make a significant initial investment to complete construction and begin operations of each of our Terminals and Liquefaction Facilities, and we will need to make significant additional investments to develop, improve and operate them, as well as all related infrastructure. We also expect to make significant expenditures and investments in identifying, acquiring and/or developing other future projects. We also expect to incur significant expenses in connection with the launch and growth of our business, including costs for LNG purchases, rail and truck transportation, shipping and logistics and personnel. We will need to raise significant additional debt and equity capital to achieve our goals.

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

Our current results of operations and liquidity are, and will continue to be in the near future, substantially dependent upon performance by JPS, JPC and PREPA, which have each entered into long-term GSAs and, in the case of JPS, a PPA in relation to the power produced at the CHP Plant, with us, and Jamalco, which has entered into a long-term SSA with us. While certain of our long-term contracts contain minimum volume commitments, our expected sales to customers under existing contracts is substantially in excess of such minimum volume commitments. Our near term ability to generate cash is dependent on JPS’s, JPC’s, PREPA’s and Jamalco’s continued willingness and ability to continue purchasing our products and services and to perform their obligations under their respective contracts which may include construction or maintenance of facilities necessary to enable us to deliver and sell natural gas or LNG. If any of JPS, JPC, PREPA or Jamalco fails to perform its obligations under its contract, our operating results, cash flow and liquidity could be materially and adversely affected, even if we were ultimately successful in seeking damages from JPS, JPC, PREPA or Jamalco for a breach of contract. Additionally, as many of our facilities are still in developmental stages, our entry into long-term contracts before such facilities are fully operational exposes us to extended counterparty credit risk.

Risks of nonpayment and nonperformance by customers are a consideration in our business, and our credit procedures and policies maybe inadequate to sufficiently eliminate customer credit risk. In assessing customer credit risk, we use various procedures including background checks which we perform on our potential customers before we enter into a long-term contract with them. As part of the background check, we assess a potential customer’s credit profile and financial position, which can include their operating results, liquidity and outstanding debt, as well as certain macroeconomic factors regarding the region(s) in which they operate. These procedures help us to appropriately assess customer credit risk on a case-by-case basis, but these procedures may not be effective in assessing credit risk in all instances. As part of our business strategy, we intend to target customers who have not been traditional purchasers of natural gas, including customers in developing countries, and these customers may have greater credit risk than typical natural gas purchasers. Therefore, we may be exposed to greater customer credit risk than other companies in the industry. In particular, JPS and JPC, which are public utility companies in Jamaica, could be subject to austerity measures imposed on Jamaica by the International Monetary Fund (the “IMF”) and other international lending organizations. Jamaica is currently subject to certain public spending limitations imposed by agreements with the IMF, and any changes under these agreements could limit JPS’s and JPC’s ability to make payments under their long-term GSAs and, in the case of JPS, its ability to make payments under its PPA, with us. In addition, our ability to operate the CHP Plant is dependent on our ability to enforce the related lease. GAJ, one of the lessors, is a subsidiary of Noble Group, which recently completed a financial restructuring. If GAJ is involved in a bankruptcy or similar proceeding, such proceeding could negatively impact our ability to enforce the lease. If we are unable to enforce the lease due to the bankruptcy of GAJ or for any other reason, we could be unable to operate the CHP Plant or to execute on our contracts related thereto, which could negatively affect our business, results of operations and financial condition. On March 5, 2019, after review by the Puerto Rico Energy Bureau and the Financial Oversight and Management Board for Puerto Rico, our subsidiary, NFEnergía entered into a Fuel Sale and Purchase Agreement with the Puerto Rico Electric Power Authority (“PREPA”) for the supply of natural gas and conversion of Units 5 and 6 of the San Juan Combined Cycle Power Plant. PREPA is currently subject to bankruptcy proceedings pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA’s ability to meet its payment obligations under its contracts will be largely dependent upon funding from the Federal Emergency Management Agency or other sources. PREPA’s contracting practices in connection with restoration and repair of PREPA’s electrical grid in Puerto Rico, and the terms of certain of those contracts, have been subject to comment and are the subject of review and hearings by U.S. federal and Puerto Rican governmental entities. In the event that PREPA does not have or does not obtain the funds necessary to satisfy obligations to us under our agreement with PREPA or terminates our agreement prior to the end of the agreed term, our financial condition, results of operations and cash flows could be materially and adversely affected. Additionally, we may face difficulties in enforcing our contractual rights against contractual counterparties that have not submitted to the jurisdiction of U.S. courts.

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

Our ability to make scheduled payments on or to refinance our existing or future debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to fund our day-to-day operations or to pay the principal, premium, if any, and interest on our indebtedness. As of September 30, 2018, we had $613.3 million of total indebtedness outstanding, excluding deferred financing costs. On March 21, 2019, the Company drew an additional $220 million on the New Term Loan Facility. Total principal amounts outstanding under the New Term Loan Facility after this draw are $500 million. On September 5, 2019, South Power issued approximately $73 million and approximately $44 million in Senior Secured Bonds and Senior Unsecured Bonds, respectively. Total principal amounts outstanding under the Senior Secured Bonds and Senior Unsecured Bonds as of September 30, 2019 are $73,317 and $43,683, respectively. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report and “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this Quarterly Report for more information on our New Term Loan Facility, Senior Secured Bonds and Senior Unsecured Bonds.

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

We perform construction services from time to time, which are subject to a variety of risks unique to these activities.

From time to time, we may agree to provide construction services as part of our customer contracts and such services are subject to a variety of risks unique to these activities.  If construction costs of a project exceed original estimates, such costs may have to be absorbed by us, thereby making the project less profitable than originally estimated, or possibly not profitable at all.  In addition, a construction project may be delayed due to government or regulatory approvals, supply shortages, or other events and circumstances beyond our control, or the time required to complete a construction project may be greater than originally anticipated.

We rely on third-party subcontractors and equipment manufacturers to complete many of our projects. To the extent that we cannot engage subcontractors or acquire equipment or materials in the amounts and at the costs originally estimated, our ability to complete a project in a timely fashion or at a profit may be impaired. If the amount we are required to pay for these goods and services exceeds the amount we have estimated in bidding for fixed-price contracts, we could experience losses in the performance of these contracts. In addition, if a subcontractor or a manufacturer is unable to deliver its services, equipment or materials according to the negotiated terms for any reason including, but not limited to, the deterioration of its financial condition, we may be required to purchase the services, equipment or materials from another source at a higher price. This may reduce the profit we expect to realize or result in a loss on a project for which the services, equipment or materials were needed.

If any such excess costs or project delays were to be material, such events may adversely affect our cash flow and liquidity.

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

While we have entered into contracts with a third party to purchase a substantial portion of our expected LNG volumes for 2020, we will need to purchase significant additional LNG volumes to meet our delivery obligations to our downstream customers. Failure to secure contracts for the purchase of a sufficient amount of natural gas could materially and adversely affect our business, operating results, cash flows and liquidity.

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

Technological innovation may impair the economic attractiveness of our projects.

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

Our business is subject to numerous governmental laws, rules, regulations and requires permits that impose various restrictions and obligations that may have material effects on our results of operations. In addition, each of the applicable regulatory requirements and limitations is subject to change, either through new regulations enacted on the federal, state or local level, or by new or modified regulations that may be implemented under existing law. The nature and extent of any changes in these laws, rules, regulations and permits may be unpredictable and may have material effects on our business. Future legislation and regulations or changes in existing legislation and regulations, or interpretations thereof, such as those relating to the liquefaction, storage, or regasification of LNG, or its transportation could cause additional expenditures, restrictions and delays in connection with our operations as well as other future projects, the extent of which cannot be predicted and which may require us to limit substantially, delay or cease operations in some circumstances. Revised, reinterpreted or additional laws and regulations that result in increased compliance costs or additional operating costs and restrictions could have an adverse effect on our business, the ability to expand our business, including into new markets, results of operations, financial condition, liquidity and prospects.

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

Our business is now and will in the future be subject to extensive federal, state and local laws and regulations both in the United States and in other jurisdictions where we operate. These requirements regulate and restrict, among other things, the siting and design of our facilities, discharges to air, land and water, with particular respect to the protection of human health, the environment and natural resources from risks associated with storing, receiving and transporting LNG; the handling, storage and disposal of hazardous materials, hazardous waste and petroleum products; and remediation associated with the release of hazardous substances. For example, PHMSA has promulgated detailed regulations governing LNG facilities under its jurisdiction to address siting, design, construction, equipment, operations, maintenance, personnel qualifications and training, fire protection and security. While the Miami Facility is subject to these regulations, none of our LNG facilities currently under development are subject to PHMSA’s jurisdiction, but state and local regulators can impose similar siting, design, construction and operational requirements.

Federal and state laws impose liability, without regard to fault or the lawfulness of the original conduct, for the release of certain types or quantities of hazardous substances into the environment. As the owner and operator of our facilities, we could be liable for the costs of cleaning up any such hazardous substances that may be released into the environment at or from our facilities and for any resulting damage to natural resources.

Many of these laws and regulations, such as the CAA and the CWA, and analogous state laws and regulations, restrict or prohibit the types, quantities and concentrations of substances that can be emitted into the environment in connection with the construction and operation of our facilities, and require us to obtain and maintain permits and provide governmental authorities with access to our facilities for inspection and reports related to our compliance. For example, the Pennsylvania Department of Environmental Protection laws and regulations will apply to the construction and operation of the Pennsylvania Facility. Relevant local authorities may also require us to obtain and maintain permits associated with the construction and operation of our facilities, including with respect to land use approvals. Failure to comply with these laws and regulations could lead to substantial liabilities, fines and penalties or capital expenditures related to pollution control equipment and restrictions or curtailment of our operations, which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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

We conduct business throughout the world, and our business activities and services are subject to various applicable import and export control laws and regulations of the United States and other countries, particularly countries in the Caribbean, Ireland, Mexico, Angola and the countries in which we seek to do business. We must also comply with U.S. trade and economic sanctions laws, including the U.S. Commerce Department’s Export Administration Regulations and economic and trade sanctions regulations maintained by the U.S. Treasury Department’s Office of Foreign Assets Control. Although we take precautions to comply with all such laws and regulations, violations of governmental export control and economic sanctions laws and regulations could result in negative consequences to us, including government investigations, sanctions, criminal or civil fines or penalties, more onerous compliance requirements, loss of authorizations needed to conduct aspects of our international business, reputational harm and other adverse consequences. Moreover, it is possible that we could invest both time and capital into a project involving a counterparty who may become subject to sanctions. If that event occurred, we may face an array of issues, including, but not limited to: having to abandon the project, being unable to recuperate prior invested time and capital or being subject to law suits, investigations or regulatory proceedings that could be time-consuming and expensive to respond to and which could lead to criminal or civil fines or penalties.

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

We currently have interests and operations in Jamaica and the United States and currently intend to expand into additional markets in the Caribbean (including Puerto Rico and the Dominican Republic), Mexico, Ireland, Angola and other geographies, and such interests are subject to governmental regulation in each market. The governments in these markets differ widely with respect to structure, constitution and stability and some countries lack mature legal and regulatory systems. To the extent that our operations depend on governmental approval and regulatory decisions, the operations may be adversely affected by changes in the political structure or government representatives in each of the markets in which we operate. Recent political, security and economic changes have resulted in political and regulatory uncertainty in certain countries in which we operate or may pursue operations. Some of these markets have experienced political, security and economic instability in the recent past and may experience instability in the future. Recently, public demonstrations in Puerto Rico led to the governor’s resignation and the political change interrupted the bidding process for the privatization of PREPA’s transmission and distribution systems. While our operations have not, to date, been impacted by the demonstrations or changes in Puerto Rico’s administration, any cancellation related to or substantial disruption in the development of our Puerto Rico Facility or in our ability to perform our obligations under the Fuel Sale and Purchase Agreement with PREPA could have a material adverse effect on our financial condition, results of operations and cash flows. Furthermore, we cannot predict how our relationship with PREPA could change if PREPA selects a winner in its bidding process for its transmission and distribution system and the system were to become privatized. If such an event were to occur, PREPA may seek to find alternative power sources or purchase substantially less natural gas from us than what we currently expect to sell to PREPA.

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

As of November 8, 2019, New Fortress Energy Holdings owns an aggregate of approximately 145,057,375 Class B shares representing 86.4% of our voting power. In addition, Wesley R. Edens and Randal A. Nardone, who are members of New Fortress Energy Holdings, own 3,278,199 Class A shares and 3,080,000 Class A shares, respectively, representing 15.7% and 14.8% voting power of the Class A shares, respectively. New Fortress Energy Holdings’ beneficial ownership of greater than 50% of our voting shares means New Fortress Energy Holdings will be able to control matters requiring shareholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our Class A shares will be able to affect the way we are managed or the direction of our business. The interests of New Fortress Energy Holdings with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other shareholders.

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

As of November 8, 2019, we have 22,892,293 Class A shares and 145,057,375 Class B shares outstanding. The Class A shares sold in the IPO are freely tradable without restriction under the Securities Act except for any Class A shares that may be held or acquired by our directors, officers or affiliates, which will be restricted securities under the Securities Act. Under the NFI LLC Agreement, New Fortress Energy Holdings and any permitted transferees of New Fortress Energy Holdings’ NFI LLC Units, subject to certain limitations, have the right (the “Redemption Right”) to cause NFI to acquire all or a portion of their NFI LLC Units for, at NFI’s election, (i) Class A shares at a redemption ratio of one Class A share for each NFI LLC Unit redeemed, subject to conversion rate adjustments for equity splits, equity dividends and reclassification and other similar transactions or (ii) an equivalent amount of cash. The NFI LLC Units held by New Fortress Energy Holdings and any Class A shares New Fortress Energy Holdings acquired through the exercise of the Redemption Right are subject to resale restrictions under a 180-day lock-up agreement with the underwriters. Each of the lock-up agreements with the underwriters may be waived in the discretion of certain of the underwriters. Sales by New Fortress Energy Holdings after the exercise of the Redemption Right or other large holders of a substantial number of our Class A shares in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our Class A shares or could impair our ability to obtain capital through an offering of equity securities. In addition, we have agreed to provide registration rights to New Fortress Energy Holdings. Alternatively, we may be required to undertake a future public or private offering of Class A shares and use the net proceeds from such offering to purchase an equal number of NFI LLC Units from New Fortress Energy Holdings.

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

On November 12, 2019, Michael J. Utsler, Chief Operating Officer, departed the  Company.

Item 6.	Exhibits.

Exhibit Number	Description
3.1
Certificate of Formation of New Fortress Energy LLC (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-228339), filed with the SEC on November 9, 2018)

3.2
Certificate of Amendment to Certificate of Formation of New Fortress Energy LLC (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-228339), filed with the SEC on November 9, 2018)

3.3
First Amended and Restated Limited Liability Company Agreement of New Fortress Energy LLC, dated February 4, 2019 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019)

10.1
Third Amendment Agreement, dated as of September 2, 2019, to the Credit Agreement, dated as of August 15, 2018, as amended and restated as of December 31, 2018, and as amended as of February 11, 2019 and March 13, 2019, among New Fortress Intermediate LLC, NFE Atlantic Holdings LLC, the subsidiary guarantors from time to time party thereto, lenders parties thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on September 6, 2019).

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.1**	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed as an exhibit to this Quarterly Report
**	Furnished as an exhibit to this Quarterly Report
†	Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW FORTRESS ENERGY LLC

Date: November 12, 2019	By:	/s/ Wesley R. Edens
	Name:	Wesley R. Edens
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 12, 2019	By:	/s/ Christopher S. Guinta
	Name:	Christopher S. Guinta
	Title:	Chief Financial Officer
(Principal Financial Officer)

Date: November 12, 2019	By:	/s/ Yunyoung Shin
	Name:	Yunyoung Shin
	Title:	Chief Accounting Officer
(Principal Accounting Officer)