Form 10-K
period 2019-12-31
New Fortress Energy LLC
filed 2020-03-04
CIK 1749723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to_______
Commission File Number: 001-38790
New Fortress Energy LLC
(Exact Name of Registrant as Specified in its Charter)

Delaware	83-1482060
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 W. 19th Street, 8th Floor New York, NY	10011
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (516) 268-7400
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered on which registered
Class A shares, representing limited liability company interests	NFE	NASDAQ Global Select Market

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed as of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the closing price of the Class A shares on the Nasdaq Global Select Market, was $165.9 million.

At February 27, 2020, the registrant had 23,607,096 Class A shares and 144,342,572 Class B shares outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement for the registrant’s 2020 annual meeting, to be filed within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Parts II and III of this Annual Report on Form 10-K.

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

CAA	Clean Air Act

CERCLA	Comprehensive Environmental Response, Compensation and Liability Act

CWA	Clean Water Act

DOE	U.S. Department of Energy

DOT	U.S. Department of Transportation

EPA	U.S. Environmental Protection Agency

FTA countries	countries with which the United States has a free trade agreement providing for national treatment for trade in natural gas

GAAP	generally accepted accounting principles in the United States

GHG	greenhouse gases

GSA	gas sales agreement

Henry Hub	a natural gas pipeline located in Erath, Louisiana that serves as the official delivery location for futures contracts on the New York Mercantile Exchange

ISO container	International Organization of Standardization, an intermodal container

LNG	natural gas in its liquid state at or below its boiling point at or near atmospheric pressure

MMBtu	one million Btus, which corresponds to approximately 12.1 LNG gallons

mtpa	million tons per annum

MW	megawatt. We estimate 2,500 LNG gallons would be required to produce one megawatt.

NGA	Natural Gas Act of 1938, as amended

non-FTA countries	countries without a free trade agreement with the United States providing for national treatment for trade in natural gas and with which trade is permitted

OPA	Oil Pollution Act

OUR	Office of Utilities Regulation (Jamaica)

PHMSA	Pipeline and Hazardous Materials Safety Administration

PPA	power purchase agreement

SSA	steam supply agreement

TBtu	one trillion Btus, which corresponds to approximately 12,100,000 LNG gallons

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2019 (this “Annual Report”) contains forward-looking statements regarding, among other things, our plans, strategies, prospects and projections, both business and financial. All statements contained in this Annual Report other than historical information are forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance or our projected business results. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “targets,” “potential” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

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

•	our ability to obtain additional financing to effect our strategy;

•	failure to produce or purchase sufficient amounts of LNG or natural gas at favorable prices to meet customer demand;

•	hurricanes or other natural or manmade disasters;

•	failure to obtain and maintain approvals and permits from governmental and regulatory agencies;

•	operational, regulatory, environmental, political, legal and economic risks pertaining to the construction and operation of our facilities;

•	inability to contract with suppliers and tankers to facilitate the delivery of LNG on their chartered LNG tankers;

•	cyclical or other changes in the demand for and price of LNG and natural gas;

•	failure of natural gas to be a competitive source of energy in the markets in which we operate, and seek to operate;

•	competition from third parties in our business;

•	inability to re-finance our outstanding indebtedness;

•	changes to environmental and similar laws and governmental regulations that are adverse to our operations;

•	inability to enter into favorable agreements and obtain necessary regulatory approvals;

•	the tax treatment of us or of an investment in our Class A shares;

•	a major health and safety incident relating to our business;

•	increased labor costs, and the unavailability of skilled workers or our failure to attract and retain qualified personnel; and

•	risks related to the jurisdictions in which we do, or seek to do, business, particularly Florida, Jamaica, Puerto Rico, Angola, Nicaragua and other jurisdictions in the Caribbean.

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

Unless the context otherwise requires, references in this Annual Report to the “Company,” “NFE,” “we,” “our,” “us” or like terms refer to New Fortress Energy LLC and its subsidiaries. When used in a historical context, “our,” “us,” “we” or like terms refer to New Fortress Energy Holdings LLC, a Delaware limited liability company (“New Fortress Energy Holdings”), our predecessor for financial reporting purposes. References in this Annual Report to “NFI” refer to New Fortress Intermediate Holdings LLC, which following the closing of the initial public offering (the “IPO”), owns our operating subsidiaries, as well as limited assets or liabilities of New Fortress Energy Holdings held prior to the completion of the IPO.

Overview

We are a global integrated gas-to-power infrastructure company that seeks to use natural gas to satisfy the world’s large and growing power needs. We deliver targeted energy solutions to customers around the world, thereby reducing their energy costs and diversifying their energy resources, while also reducing pollution and generating compelling margins. Our near-term mission is to provide modern infrastructure solutions to create cleaner, reliable energy while generating a positive economic impact worldwide. Our long-term mission is to become one of the world’s leading carbon emission-free independent power providing companies. We discuss this important goal in more detail below under “Toward a Carbon-Free Future”.

We deliver targeted energy solutions by employing a four-part integrated LNG supply and delivery model:

LNG Supply and Liquefaction – We supply LNG to our customers by entering into long-term, largely fixed-price LNG supply contracts.  We have successfully capitalized on current market conditions to secure long-term LNG contracts with attractive terms.  In addition, we supply LNG to our customers from our existing liquefaction and storage facility in Miami, Florida (the “Miami Facility”).

Shipping – We have long-term charters for liquefied natural gas carriers (“LNGCs”) and floating storage and regasification units (“FSRUs”). These assets transport LNG from ports to our downstream terminals and gasify LNG for ultimate delivery to our customers.

Logistics – We own or control the logistics assets necessary to deliver LNG to our customers through our “logistics pipeline”, which enables us to transport LNG from our downstream terminals and facilities to our customers.

Terminals – Through our network of current and planned downstream terminals and facilities, we are strategically positioned to deliver gas and power solutions to our customers seeking either to transition from environmentally dirtier distillate fuels such as ADO and heavy fuel oil (“HFO”) or to purchase natural gas to meet their current fuel needs.

Our Business Model

As an integrated gas-to-power energy infrastructure company, our business model spans the entire production and delivery chain from natural gas procurement and liquefaction to logistics, shipping, terminals and conversion or development of natural gas-fired generation. While historically, natural gas procurement or liquefaction, transportation, regasification and power generation have been financed separately, the segregation of such projects has inhibited the development of natural gas-fired power in many developing countries. In executing this business model, we have the capability to build or arrange any necessary infrastructure ourselves without reliance on multilateral financing sources or traditional project finance structures, so that we maintain our strategic flexibility.

We currently conduct our operations at our LNG storage and regasification terminal at the Port of Montego Bay, Jamaica (the “Montego Bay Terminal”), our marine LNG storage and regasification terminal in Old Harbour, Jamaica (the “Old Harbour Terminal” and, together with the Montego Bay Terminal, the “Jamaica Terminals”), and at our Miami Facility. In addition, we are currently developing Terminals in Puerto Rico, Mexico, Ireland, Nicaragua and Angola, as described below in more detail. We are in active discussions with additional customers in multiple regions around the world who may have significant demand for additional LNG, although there can be no assurance that these discussions will result in additional contracts or the terms of such contracts or that we will be able to achieve our target pricing or margins.

Our Terminals

Downstream, we have seven terminals and fuel handling facilities operational or under development. Our Terminals (defined herein) position us to acquire and supply LNG to customers in a number of attractive markets around the world.

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

We currently have two operational terminals and five under development, as described below. We design and construct terminals to meet the supply and demand specifications of our current and potential future customers in the applicable region. Our Terminals currently operating or under development are expected to be capable of receiving between 740,000 and 6 million LNG gallons (61,000 and 500,000 MMBtu) per day depending upon the needs of our customers and potential demand in the region. Set forth below is additional detail regarding each terminal:

Montego Bay, Jamaica – Our Montego Bay Terminal commenced commercial operations in October 2016. The Montego Bay Terminal is capable of processing up to 740,000 LNG gallons (61,000 MMBtu) per day and features approximately 7,000 cubic meters of onsite storage. It supplies natural gas to the 145 MW power station operated by Jamaican Public Service Company Limited (“JPS”) pursuant to a long-term contract for natural gas equivalent to approximately 310,000 gallons of LNG (25,600 MMBtu) per day. The Montego Bay Terminal also supplies numerous on-island industrial users with natural gas or LNG pursuant to numerous offtake contracts of various durations, some of which contain take-or-pay provisions. We have total aggregate contracted volumes of approximately 405,000 gallons of LNG (33,470 MMBtu) per day at our Montego Bay Terminal with a weighted average remaining contract length of 16.2 years as of December 31, 2019.   We have the ability to service other potential customers with the excess capacity of the Montego Bay Terminal, and we are seeking to enter into long-term contracts with new customers for such purposes. We deliver LNG to the Montego Bay Terminal via small LNGCs.

Old Harbour, Jamaica – Our Old Harbour Terminal commenced commercial operations in June 2019. It is capable of processing approximately 6 million gallons of LNG (500,000 MMBtu) per day. The Old Harbour Terminal is supplying gas to a new 190 MW Old Harbour gas-fired power plant (the “Old Harbour Power Plant”) operated by South Jamaica Power Company Limited (“JPC”) pursuant to a long-term contract for natural gas equivalent to approximately 380,000 gallons of LNG (31,400 MMBtu) per day. The Old Harbour Terminal is also supplying gas to the dual-fired combined heat and power (“CHP”) facility in Clarendon, Jamaica (the “CHP Plant”) that we constructed and which commenced commercial operations on March 3, 2020. See “—Our Current Customers—Jamalco CHP Plant.” We have total aggregate contracted volumes of approximately 760,000 gallons of LNG (62,810 MMBtu) per day at our Old Harbour Terminal with an average contract length of 20.0 years as of December 31, 2019.  We have the ability to service other potential customers with the excess capacity of the Old Harbour Terminal, and we are seeking to enter into long-term contracts with new customers for such purposes. The Old Harbour Terminal is an offshore terminal with storage and regasification equipment provided via FSRU. The offshore design eliminates the need for expensive storage tanks and permanent, onshore infrastructure.

San Juan, Puerto Rico – Our San Juan Facility is expected to commence commercial operations in the first quarter of 2020. It is designed as a landed micro-fuel handling facility located in the Port of San Juan, Puerto Rico (the “San Juan Facility”). We have leased the land under a long-term agreement. The San Juan Facility has multiple truck loading bays to provide LNG to on-island industrial users. In addition it will supply natural gas to Units 5 and 6 of the San Juan Combined Cycle Power Plant (the “San Juan Power Plant”), which are owned and operated by the Puerto Rico Electric Power Authority (“PREPA”). We are converting Units 5 and 6, which together have a capacity of 440 MW, to use natural gas as fuel and expect to supply both Units 5 and 6 with approximately 26 TBtu of natural gas per year, which would equal approximately 863,000 gallons of LNG (70,000 MMBtu) per day.

La Paz, Baja California Sur, Mexico – We were awarded a public tender to build, own and operate an LNG regasification terminal (the “La Paz Terminal”) on July 18, 2018. Our La Paz Terminal is currently under development and is expected to commence commercial operations in the fourth quarter of 2020. It is being designed as an LNG receiving terminal located at the Port of Pichilingue in Baja California Sur, Mexico, where LNG will be delivered via a small LNGC vessel or barge from a mothership moored nearby. Initially, the La Paz Terminal is expected to supply approximately 332,000 gallons of LNG (27,400 MMBtu) per day under an intercompany GSA for up to 135 MW of power supplied by three gas-fired mobile power units that we plan to develop, own and operate.  Similarly, we expect that we will use the La Paz Terminal infrastructure, which includes truckloading bays, to facilitate the conversion of, and supply of approximately 123,000 gallons of LNG (10,165 MMBtu) per day to local power plants owned by the Comisión Federal de Electridad, as well as additional volumes to regional industrial users and hotels.

Shannon, Ireland – We have entered into an agreement to purchase all of the ownership interests in a project company that owns the rights to develop and operate an LNG terminal and a CHP plant on the Shannon Estuary near Ballylongford, Ireland. We intend for this terminal to include a storage facility with onshore regasification equipment and pipeline connection into the distribution system of Gas Networks Ireland, Ireland’s national gas network (the “Ireland Terminal” and, together with the Jamaica Terminals, the San Juan Facility, the La Paz Terminal, the Puerto Sandino Terminal, and the Angola Terminal, our “Terminals”). We are in the process of obtaining final planning permission from the Commission for Regulation of Utilities in Ireland and we intend to begin construction of the Ireland Terminal after we have obtained such permission and secured contracts with downstream customers with volumes sufficient to support the development. We plan to deliver LNG to the Ireland Terminal via a traditional size LNGC. The equipment on site is expected to have the capacity to import and regasify more than 6 million gallons of LNG (500,000 MMBtu) per day, which is approximately the equivalent of Ireland’s total foreign natural gas imports. Additionally, we have planning permission approval to build an integrated 500 MW power plant on site with priority dispatch.

Puerto Sandino, Nicaragua – We are designing and developing an offshore liquefied natural gas receiving, storage and regasification terminal off the coast of Puerto Sandino, Nicaragua (the “Puerto Sandino Terminal”). The Puerto Sandino Terminal is expected to supply gas to a new approximately 300 MW natural gas-fired power plant (the “Nicaragua Power Plant”) that we will own and operate. We have entered into a 25-year power purchase agreement with Nicaragua’s electricity distribution companies, and under the terms of such agreement we expect to provide approximately 700,000 gallons of LNG (60,000 MMBtu) per day.

Angola – Our terminal in Angola (the “Angola Terminal”) is under development. In June 2019, we signed a memorandum of understanding to develop the Angola Terminal to supply natural gas to Angola for power generation. We are currently in active discussions to reach a definitive agreement.

Our LNG Supply Contracts and Liquefaction Assets

LNG Supply Contracts

On February 7, 2020, we entered into a long-term natural gas supply agreement with an established international gas supplier for the purchase of 27.5 TBtus per annum of liquefied natural gas at a price indexed to Henry Hub. This agreement, together with our existing gas supply agreements, provides us with a long-term committed supply of LNG for our increasing customer LNG demand.

Liquefaction Assets

We constructed the Miami Facility, which commenced full commercial operations in 2016, in under 12 months at a cost to build of approximately $70 million. The Miami Facility has one liquefaction train, with liquefaction production capacity of approximately 100,000 gallons of LNG (8,300 MMBtu) per day and was 97.7% dispatchable during 2019. The Miami Facility also has three LNG storage tanks, with total capacity of approximately 1,000 cubic meters. The Miami Facility also includes two separate LNG transfer areas capable of serving both truck and rail. We are currently delivering approximately 31,000 gallons of LNG (2,560 MMBtu) per day from the Miami Facility pursuant to long-term, take-or-pay contracts.

We are currently evaluating the timing of the development of a natural gas liquefaction plant on land we have purchased in the Marcellus area of Pennsylvania (the “Pennsylvania Facility”, and together with the Miami Facility, the “Liquefaction Facilities”) and any required amendments to the engineering, procurement and construction contract or other agreements related to the development of the Pennsylvania Facility. In December 2019, the Pipeline and Hazardous Materials Safety Administration granted a special permit to one of our subsidiaries to ship LNG by rail, which would allow us to transport the LNG produced by the Pennsylvania Facility to a port for transloading onto marine vessels.

Our Current Customers

Our downstream customers are, and we expect future customers to be, a mix of power, transportation and industrial users of natural gas and LNG. We seek to substantially reduce our customers’ fuel costs while providing them with a cleaner-burning, more environmentally friendly fuel source. We also intend to sell power and steam directly to some of our customers. In addition, we provide development services to some customers for the conversion or development of natural gas-fired power generation in connection with long-term agreements to supply natural gas or LNG to the customer.

We seek to enter into long-term, take-or-pay contracts to deliver natural gas or LNG. Pricing for any particular customer depends on the size of the customer, purchased volume, the customer’s credit profile, the complexity of the delivery and the infrastructure required to deliver it.

A limited number of customers currently represent a large percentage of our income. For the year ended December 31, 2019, revenue from two significant customers constituted 86% of total revenues.

We have several contracts with government affiliated entities in Jamaica, including contracts with JPS, JPC and Jamalco (as defined below and collectively, the “Jamaica GSAs”). The Jamaica GSAs represent approximately 50% of Jamaica’s installed power capacity and sales of approximately 955,000 gallons of LNG (79,000 MMBtu) per day. The Jamaica GSAs have remaining terms of approximately 20 years, with mutual options to extend, subject to certain conditions.

The aggregate minimum quantities we are required to deliver, and our counterparties are required to purchase, under the Jamaica GSAs initially, total approximately 56,200 MMBtu per day.

Bogue Power Plant

We have executed a 22-year agreement to supply JPS’s 145 MW Bogue power plant (the “Bogue Power Plant”) in Montego Bay, Jamaica with natural gas. The Bogue Power Plant has been converted to run on natural gas as well as ADO as backup fuel.

Old Harbour Power Plant

We have also executed an agreement to supply JPC’s Old Harbour Power Plant in Old Harbour, Jamaica with natural gas and back-up ADO for 20 years. The Old Harbour Power Plant is an approximately 190 MW capacity dual fuel plant owned by JPC.

Jamalco CHP Plant

We have also executed a suite of agreements, including a 20-year SSA to supply a joint venture between General Alumina Jamaica (“GAJ”), a subsidiary of Noble Group, and Clarendon Alumina Production Limited, an entity owned by the Government of Jamaica, with a focus on bauxite mining and alumina production in Jamaica (“Jamalco”) with steam for use in its alumina refinery operations and a 20-year PPA to supply electricity to JPS. The CHP Plant is a 150 MW capacity combined heat and power plant and is fueled by natural gas with the ability to run on ADO as a backup fuel source.

PREPA San Juan Power Plant

On March 5, 2019 we entered into an agreement with PREPA, under which we are providing development services to convert Units 5 and 6 of the San Juan Power Plant, which together have a capacity of 440 MW, and we are supplying natural gas fuel to Units 5 and 6. The natural gas supply agreement has an initial natural gas supply term of 5 years from the beginning of commercial operations of the Units on natural gas and has three separate 5-year extensions that are exercisable at PREPA’s option.

Nicaragua Power Plant

On February 13, 2020, we entered into a 25-year power purchase agreement to supply electricity to Nicaragua’s electricity distribution companies. Under the terms of the agreement, we will construct a natural gas-fired power plant with a capacity of approximately 300 MW.

Industrial End-User Sales

We have entered into multiple long-term contracts to sell LNG and natural gas directly to industrial end-users in Jamaica and Puerto Rico. To fulfill the requirements of our end-user customers, we transport LNG through our Terminals (either from our Liquefaction Facilities in the United States or from third parties in market purchases) and deliver such LNG directly to customers’ facilities.

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

However, we do not expect to experience significant competition for our LNG logistics services with respect to the Terminals to the extent we have entered into fixed GSAs or other long-term agreements we serve through the Terminals. If and when we have to replace our agreements with our counterparties, we may compete with other then-existing LNG logistics companies for these customers.

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

Exports of natural gas to FTA countries are “deemed to be consistent with the public interest” and authorization to export LNG to FTA countries shall be granted by the DOE without “modification or delay.” FTA countries that import LNG now or will do so in the near future include Chile, Mexico, Singapore, South Korea and the Dominican Republic. Exports of natural gas to non-FTA countries are considered by the DOE in the context of a comment period whereby interveners are provided the opportunity to assert that such authorization would not be consistent with the public interest.

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

In recent years, PHMSA’s regulation of pipeline facilities has become more stringent. For example, in October 2019, PHMSA published two final rules on gas pipeline safety. The Enhanced Emergency Order Procedures rule (effective December 2, 2019) implements an existing statutory authorization for PHMSA to issue emergency orders related to pipeline safety if unsafe conditions or practices, or a combination thereof, constitutes or causes an imminent hazard. The Safety of Gas Transmission Pipelines rule (effective July 1, 2020) requires operators of certain gas transmission pipelines to reconfirm the Maximum Allowable Operating Pressure of their lines and establishes a new “Moderate Consequence Area” (“MCA”) for determining regulatory requirements for gas transmission pipeline segments outside of HCAs. An MCA for gas pipelines is also based on population totals in addition to the existence of certain principal, high-capacity roadways, but an MCA does not meet the relative higher population totals required to be deemed an HCA and therefore such areas are located outside of HCA coverages.

PHMSA is working on two additional rules related to gas pipeline safety. The rule entitled “Pipeline Safety: Safety of Gas Transmission Pipelines, Repair Criteria, Integrity Management Improvements, Cathodic Protection, Management of Change, and Other Related Amendments” is expected to adjust the repair criteria for pipelines in HCAs, create new criteria for pipelines in non-HCAs, and strengthen integrity management assessment requirements. The rule entitled “Safety of Gas Gathering Pipelines” is expected to require all gas gathering pipeline operators to report incidents and annual pipeline data and to extend regulatory safety requirements to certain gas gathering pipelines in rural areas. These additional rulemakings are expected to be published and effective by mid-2020.  Similar to these efforts, PHMSA’s regulation of LNG facilities could become more stringent in the future.

In December 2019, the Pipeline and Hazardous Materials Safety Administration granted a special permit to one of our subsidiaries to ship LNG by rail, which would allow us to ship the LNG produced by the Pennsylvania Facility to a port for transloading onto marine vessels.

Environmental Regulation

Our LNG infrastructure and operations are subject to various international, federal, state and local laws and regulations as well as foreign laws and regulations relating to the protection of the environment, natural resources and human health. These laws and regulations may require the installation of controls on emissions and structures to prevent or mitigate any potential harm to human health and the environment or require certain protocols to be in place for mitigating or responding to accidental or intentional incidents at certain facilities. These laws and regulations may also lead to substantial penalties for noncompliance and substantial liabilities for incidents arising out of the operation of our facilities. Many of these laws and regulations restrict or prohibit the types, quantities and concentration of substances that can be released into the environment and can lead to substantial civil and criminal fines and penalties for non-compliance.

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

We are required to comply with numerous other federal, state and local environmental, health and safety laws and regulations in addition to those previously discussed. These additional laws include, for example, the Rivers and Harbors Act, the federal Resource Conservation and Recovery Act and comparable state statutes, the Endangered Species Act, the National Historic Preservation Act and the Emergency Planning and Community Right-to-Know Act, among others.

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

Additional federal permits that may be required to conduct our current operations or pursue future projects include, for example, a USACE Section 404 permit under the CWA and a Section 10 of the Rivers and Harbors Act Permit, a Title V Operating Permit under the CAA, a Prevention of Significant Deterioration Permit under the CAA and, where applicable, Federal Aviation Administration determinations or approvals relating to certain ground construction activities. Certain of these permits would trigger the requirements of the National Environmental Policy Act.

Other local laws and regulations, including local zoning laws, critical infrastructure regulations and fire protection codes, may also affect where and how we operate.

The costs of compliance with these requirements are not expected to have a material adverse effect on our business, financial condition or results of operations.

Environmental Regulation in Ireland

LNG deliveries, storage, regasification and use are extensively regulated in Ireland. Ireland regulates these operations at a national and local level through organic legislation and an array of permits. Ireland’s National Planning Board is the primary regulator for planning and construction, while the Irish Environmental Protection Agency issues industrial emissions licenses that regulate environmental and operational permitting. Safety regulation in Ireland is regulated pursuant to the Control of Major Accidents regime, which sets out various safety criteria that the LNG facility must meet. We are in the process of applying for all necessary permits to build and complete the Ireland Terminal. The issuance of many of these permits will be subject to administrative or judicial challenges, including by non-governmental groups that act on behalf of citizens. For example, in September 2018, an Irish non-governmental organization filed a judicial challenge to the extension of a planning permission associated with our Ireland Terminal. In a February 2019 written decision arising out of this judicial challenge, Ireland’s High Court referred several questions relating to the extensions to the European Court of Justice. In February 2020, the European Parliament voted to retain a group of energy infrastructure projects as eligible for EU funding, including the Shannon LNG project (as defined below). However, this decision may face further challenges and while this judicial review proceeds, we intend to file for a new planning permission that, if approved, would replace the permission whose extension is currently under challenge. We intend to begin construction of the Ireland Terminal after we have obtained a replacement planning permission (or, if earlier, received a favorable resolution to the challenge to the extension of our existing permission) and secured contracts with downstream customers for volumes that are sufficient to support the development.

Environmental Regulation in Mexico

Mexican law comprehensively regulates all aspects of the receipt, delivery, storage and re-vaporization of LNG as well as the generation and transmission of electricity. Various federal agencies in Mexico regulate these activities, including the Department of Environment and Natural Resources, Department of Communication and Transportation, Energy Regulatory Commission, and the Agency for Safety, Energy & Environment, which issues permits for all activities associated with the use of fossil fuels. State and local agencies also regulate these activities, issuing permits and authorizing the use of property for such purposes. In order to be able to obtain various permits for operations under Mexican law, the project must first complete environmental and social impact analyses according to the requirements of Mexican law. Each such impact analysis is subject to further appeal. Mexican law allows the governmental entities and, in certain cases, individuals to pursue claims against violators of environmental laws or permits issued pursuant to such laws.

Environmental Regulation in Jamaica

Our operations in Jamaica are governed by various environmental laws and regulations. These laws and regulations are largely implemented through the National Environmental Protection Agency and cover discharges of pollutants, regulation of air emissions, discharges and treatment of wastewater, storage of fuels, and responses to industrial emergencies involving hazardous materials. The level of environmental regulation in Jamaica has increased in recent years, and the enforcement of environmental laws is becoming more stringent. However, compliance has not had a material adverse effect on our business, operations, or financial condition. Jamaica is also in the process of developing a law to govern the receipt, storage, processing and distribution of natural gas, as well as requirements for the licensing, construction, and operation of natural gas terminals and transportation.

Environmental Regulation in Nicaragua

The regulation of activities with the potential to impact the environment in Nicaragua are largely regulated by the Natural Resource and Environment Ministry. Nicaragua regulates many areas of environmental protection. In order to obtain various permits for operations, a project must complete environmental and social impact analyses according to Nicaraguan law. While Nicaragua does not currently have any legislation specifically addressing the receipt, handling, and distribution of natural gas, such laws may be passed in future.

Environmental Regulation in Angola

Angolan law regulates multiple aspects of activities with the potential to impact the environment in the country. The Ministry of Environment has primary responsibility for the development and implementation of the National Environmental Management Program and is also responsible for the implementation of licensing and approval laws, and associated regulations. In order to obtain various permits for operations, a project must complete environmental and social impact analyses according to Angolan law. While Angola does not currently have any legislation specifically addressing the receipt of natural gas, handling and distribution of natural gas are subject to agency oversight and approval, primarily through the Ministry for Mineral Resources and Petroleum.

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

Additionally, more stringent emission standards apply in coastal areas designated as Emission Control Areas (“ECAs”), such as the U.S. and Canadian coastal areas, which are designated by the Marine Environment Protection Committee. Effective August 1, 2012, certain coastal areas of North America were designated ECAs. Furthermore, as of January 1, 2014, portions of the U.S. Caribbean Sea were designated ECAs. Annex VI Regulation 14, which came into effect on January 1, 2015, set a 0.1% sulfur limit in areas of the Baltic Sea, North Sea, North America and U.S. Caribbean Sea that are ECAs.

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

We contract with leading vessel providers in the LNG industry and look to them to ensure that each of our chartered vessels is in compliance with applicable international and in-country requirements. Nevertheless, the IMO continues to review and introduce new regulations. For example, the IMO has promulgated regulations limiting the sulfur content of fuel oil for ships to 0.5 weight percent starting January 1, 2020. It is impossible to predict what additional regulations, if any, may be passed by the IMO and what effect, if any, such regulation may have on our operations.

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

Pursuant to rules adopted by the CFTC, six classes of OTC interest rate and credit default swaps must be cleared through a derivatives clearing organization and executed on an exchange or swap execution facility. The CFTC has not yet proposed to designate any other classes of swaps, including swaps relating to physical commodities, for mandatory clearing, but could do so in the future. Although we expect to qualify for the “end-user exception” from the mandatory clearing and exchange-trading requirements applicable to any swaps that we enter into to hedge our commercial risks, the mandatory clearing and exchange-trading requirements may apply to other market participants, including our counterparties (who may be registered as Swap Dealers), with respect to other swaps, and the application of such rules may change the cost and availability of the swaps that we could use for hedging.

As required by provisions of the Dodd-Frank Act, the CFTC and federal banking regulators have adopted rules to require Swap Dealers and Major Swap Participants, including those that are regulated financial institutions, to collect initial and variation margin with respect to uncleared swaps from their counterparties that are financial end-users, registered Swap Dealers or Major Swap Participants. These rules do not require collection of margin from commercial end-users who qualify for the end-user exception from the mandatory clearing requirement or certain other counterparties. We expect to qualify as such a commercial end-user with respect to the swaps that we enter into to hedge our commercial risks. However, the Dodd-Frank Act’s swaps regulatory provisions and the related rules may restrict our ability to monetize such contracts, cause us to restructure certain contracts, reduce the availability of derivatives to protect against risks or to optimize assets, adversely affect our ability to execute our hedging strategies and impact the liquidity of certain swaps products, all of which could increase our business costs.

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

Local Partners

One of our subsidiaries, Atlantic Distribution Holdings SRL, has entered into a partnership framework agreement (the “PFA”), with DevTech Environment Limited (“DevTech”). We have partnered with DevTech to pursue strategic investment opportunities related to energy, transportation and infrastructure projects in Jamaica with a total projected cost of development, construction or acquisition of no more than $5 million per project.

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

Suppliers and Working Capital

We expect to continue to supply our downstream customers with LNG and natural gas sourced from a combination of long-term, LNG contracts with attractive terms, purchases on the open market, and from our Miami Facility.

Due to the nature of our business, we currently carry significant amounts of LNG inventory to meet delivery requirements of customers and assure ourselves of a continuous allotment of goods from suppliers.

Seasonality

Our operations can be affected by seasonal weather, which can temporarily affect our revenues, the delivery of LNG and the construction of our facilities. For example, activity in the Caribbean is often lower during the North Atlantic hurricane season of June through November, although following a hurricane, activity may decrease as there may be business interruptions as a result of damage or destruction to our facilities or the countries in which we operate. Due to these seasonal fluctuations, results of operations for individual quarterly periods may not be indicative of the results that may be realized on an annual basis. In addition, severe winter weather in the Northeast United States may impact the construction of our Pennsylvania Facility and affect the delivery of feedgas to the facility or LNG to and from ports in the region, among other things. Severe weather in Ireland, the Caribbean, Central America or Southern or Western Africa may also delay development of our Terminals under development and related infrastructure.

Our Insurance Coverage

We maintain customary insurance coverage for our business and operations. Our domestic insurance related to property, equipment, automobile, general liability and workers’ compensation is provided through policies customary for the business and exposures presented, subject to deductibles typical in the industry. Internationally, we also maintain insurance related to property, equipment, automobile, pollution liability, general liability and the portion of workers’ compensation not covered under a governmental program.

We maintain property insurance, including named windstorm and flood, related to the operation of the Miami Facility, the Jamaica Terminals and builders risk insurance at our Terminals and facilities under development. We also maintain pollution liability insurance in the U.S. and other policies in the U.S. and outside of the U.S. customary for our industry. We do not currently maintain political risk insurance in any of the jurisdictions in which we operate.

Our Employees

We had 201 full-time employees as of December 31, 2019.

Property

We lease space for our offices in New York, New York, Miami, Florida and in other regions in which we operate. We own the properties on which our Pennsylvania Facility will be located. Additionally, the properties on which our Terminals, the CHP Plant and Miami Facility are located are generally subject to long-term leases and rights-of-way. Our leased properties are subject to various lease terms and expirations.

Formation Transactions and Structure

NFE was formed as a Delaware limited liability company by New Fortress Energy Holdings on August 6, 2018. NFE is a holding company whose only material asset consists of its indirect membership interests in NFI, which owns all of our operating subsidiaries. NFE is the sole managing member of NFI, is responsible for all operational, management and administrative decisions relating to NFI’s business and consolidates financial results of NFI and its subsidiaries.

NFE’s initial public offering closed on February 4, 2019 (the “Offering”). In connection with the Offering, NFE issued 20,000,000 Class A shares to the public, representing limited liability company interests with 100% of the economic rights of NFE. In addition, the underwriters of the Offering exercised their option to purchase an additional 837,272 Class A shares. Including the additional Class A shares, NFE issued 20,837,272 Class A shares, representing total proceeds of $268.0 million, net of underwriting discounts and offering expenses.

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

Toward a Carbon-Free Future

As we work to reduce emissions for our customers around the world, our long-term goal is to be one of the world’s leading providers of carbon-free energy.  Today, we believe that natural gas remains the most cost-effective and environmentally-friendly complement for intermittent renewable energy, aiding the growth of these technologies.  Over time, we believe that low-cost renewable hydrogen will play an increasingly significant role as a carbon-free fuel to support renewables and displace fossil fuels. We intend to form a division within NFE, called Zero, to pursue initiatives that will position us to capitalize on this emerging industry.  With our customer-centric focus and expertise in energy infrastructure, logistics and power, we believe this is a tremendous opportunity for us to positively impact our planet.

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

We have not yet entered into binding construction contracts, issued “final notice to proceed” or obtained all necessary environmental, regulatory, construction and zoning permissions for all of our Terminals and Liquefaction Facilities. There can be no assurance that we will be able to enter into the contracts required for the development of our Terminals and Liquefaction Facilities on commercially favorable terms, if at all, or that we will be able to obtain all of the environmental, regulatory, construction and zoning permissions we need. In particular, we will require agreements with ports proximate to our Liquefaction Facilities capable of handling the transload of LNG directly from our transportation assets to our occupying vessel. If we are unable to enter into favorable contracts or to obtain the necessary regulatory and land use approvals on favorable terms, we may not be able to construct and operate these assets as expected, or at all. Additionally, the construction of these kinds of facilities is inherently subject to the risks of cost overruns and delays. Additionally, there can be no assurance that we will not need to make adjustments to our Terminals and Liquefaction Facilities as a result of the required testing or commissioning of each development, which could cause delays and be costly. Furthermore, if we do enter into the necessary contracts and obtain regulatory approvals for the construction and operation of the Liquefaction Facilities, there can be no assurance that such operations will allow us to successfully export LNG to our facilities, or that we will succeed in our goal of reducing the risk to our operations of future LNG price variations. If we are unable to construct, commission and operate all of our Terminals and Liquefaction Facilities as expected, or, when and if constructed, they do not accomplish the goals described in this Annual Report or our Quarterly Reports, or if we experience delays or cost overruns in construction, our business, operating results, cash flows and liquidity could be materially and adversely affected. Expenses related to our pursuit of contracts and regulatory approvals related to our Terminals and Liquefaction Facilities still under development may be significant and will be incurred by us regardless of whether these assets are ultimately constructed and operational.

We may experience time delays, unforeseen expenses and other complications while developing our projects.  These complications can delay the commencement of revenue-generating activities, reduce the amount of revenue we earn and increase our development costs.

Development projects, including our Terminals, Liquefaction Facilities, power plants, and related infrastructure are often developed in multiple stages involving commercial and governmental negotiations, site planning, due diligence, permit requests, environmental impact studies, permit applications and review, marine logistics planning and transportation and end-user delivery logistics.   Projects of this type are subject to a number of risks that may lead to delay, increased costs and decreased economic attractiveness.  These risks are often increased in foreign jurisdictions, where legal processes, language differences, cultural expectations, currency exchange requirements, political relations with the U.S. government, regulatory reviews, employment laws and diligence requirements can make it more difficult, time-consuming and expensive to develop a project.

A primary focus of our business is the development of projects in foreign jurisdictions, including in locations where we have no prior development experience, and we expect to continue expanding into new jurisdictions in the future.  Our inexperience in these jurisdictions creates a meaningful risk that we may experience delays, unforeseen expenses or other obstacles that will cause the projects we are developing to take longer and be more expensive than our initial estimates.

While we plan our projects carefully and attempt to complete them according to timelines and budgets that we believe are feasible, we have experienced time delays and cost overruns in some projects that we have developed previously and may experience similar issues with future projects given the inherent complexity and unpredictability of developing infrastructure projects. For example, we previously expected to commence operations of our San Juan Facility and the converted Units 5 and 6 of the Combined Cycle San Juan Power Plant in San Juan, Puerto Rico in the third quarter of 2019. However, due to construction complexity, the earthquakes which occurred near Puerto Rico in January 2020, and third party delays which impacted each project. We currently expect to commence commercial operations in the first quarter of 2020. Delays in the development beyond our estimated timelines, or amendments or change orders to the construction contracts we have entered into and will enter into in the future, could increase the cost of completion beyond the amounts that we estimate. Increased costs could require us to obtain additional sources of financing to continue development on our estimated development timeline or to fund our operations during such development. Any delay in completion of a facility could cause a delay in the receipt of revenues estimated therefrom or cause a loss of one or more customers in the event of significant delays. As a result of any one of these factors, any significant development delay, whatever the cause, could have a material adverse effect on our business, operating results, cash flows and liquidity.

Our ability to implement our business strategy may be materially and adversely affected by many known and unknown factors.

Our business strategy relies upon our future ability to successfully market natural gas to end-users, develop and maintain cost-effective logistics in our supply chain and construct, develop and operate energy-related infrastructure in the U.S., Jamaica, Mexico, Puerto Rico, Ireland, Angola, Nicaragua and other countries where we do not currently operate. Our strategy assumes that we will be able to expand our operations into other countries, including countries in the Caribbean, enter into long-term GSAs and/or PPAs with end-users, acquire and transport LNG at attractive prices, develop infrastructure, including the Pennsylvania Facility and the CHP Plant, as well as other future projects, into efficient and profitable operations in a timely and cost-effective way, obtain approvals from all relevant federal, state and local authorities, as needed, for the construction and operation of these projects and other relevant approvals and obtain long-term capital appreciation and liquidity with respect to such investments. We cannot assure you if or when we will enter into contracts for the sale of LNG and/or natural gas, the price at which we will be able to sell such LNG and/or natural gas or our costs for such LNG and/or natural gas. Thus, there can be no assurance that we will achieve our target pricing, costs or margins. Our strategy may also be affected by future governmental laws and regulations. Our strategy also assumes that we will be able to enter into strategic relationships with energy end-users, power utilities, LNG providers, shipping companies, infrastructure developers, financing counterparties and other partners. These assumptions are subject to significant economic, competitive, regulatory and operational uncertainties, contingencies and risks, many of which are beyond our control. Additionally, in furtherance of our business strategy, we may acquire operating businesses or other assets in the future. Any such acquisitions would be subject to significant risks and contingencies, including the risk of integration, and we may not be able to realize the benefits of any such acquisitions.

Additionally, our strategy may evolve over time. Our future ability to execute our business strategy is uncertain, and it can be expected that one or more of our assumptions will prove to be incorrect and that we will face unanticipated events and circumstances that may adversely affect our business. Any one or more of the following factors may have a material adverse effect on our ability to implement our strategy and achieve our targets:

•	inability to achieve our target costs for the purchase, liquefaction and export of natural gas and/or LNG and our target pricing for long-term contracts;

•	failure to develop cost-effective logistics solutions;

•	failure to manage expanding operations in the projected time frame;

•	inability to structure innovative and profitable energy-related transactions as part of our sales and trading operations and to optimally price and manage position, performance and counterparty risks;

•	inability to develop infrastructure, including our Terminals and Liquefaction Facilities, as well as other future projects, in a timely and cost-effective manner;

•	inability to attract and retain personnel in a timely and cost-effective manner;

•	failure of investments in technology and machinery, such as liquefaction technology or LNG tank truck technology, to perform as expected;

•	increases in competition which could increase our costs and undermine our profits;

•	inability to source LNG and/or natural gas in sufficient quantities and/or at economically attractive prices;

•	failure to anticipate and adapt to new trends in the energy sector in the U.S., Jamaica, the Caribbean, Mexico, Ireland, Nicaragua, Angola and elsewhere;

•	increases in operating costs, including the need for capital improvements, insurance premiums, general taxes, real estate taxes and utilities, affecting our profit margins;

•	inability to raise significant additional debt and equity capital in the future to implement our strategy as well as to operate and expand our business;

•	general economic, political and business conditions in the U.S., Jamaica, the Caribbean, Mexico, Ireland, Nicaragua Angola and in the other geographic areas in which we intend to operate;

•	public health crises, such as the coronavirus outbreak beginning in early 2020, which could impact global economic conditions

•	inflation, depreciation of the currencies of the countries in which we operate and fluctuations in interest rates;

•	failure to win new bids or contracts on the terms, size and within the time frame we need to execute our business strategy;

•	failure to obtain approvals from governmental regulators and relevant local authorities for the construction and operation of potential future projects and other relevant approvals;

•	existing and future governmental laws and regulations; or

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

When we invest significant capital to develop a project, we are subject to the risk that the project is not successfully developed and that our customers do not fulfill their payment obligations to us following our capital investment in a project.

A key part of our business strategy is to attract new customers by agreeing to finance and develop new terminals, power plants, liquefaction facilities and related infrastructure in order to win new customer contracts for the supply of natural gas, LNG or power.  This strategy requires us to invest capital and time to develop a project in exchange for the ability to sell natural gas, LNG or power and generate fees from customers in the future.  When we develop large projects such as terminals, power plants and large liquefaction facilities, our required capital expenditure may be significant, and we typically do not generate meaningful fees from customers until the project has commenced commercial operations, which may take a year or more to achieve.  If the project is not successfully developed for any reason, we face the risk of not recovering some or all of our invested capital, which may be significant. If the project is successfully developed, we face the risks that our customers may not fulfill their payment obligations or may not fulfill other performance obligations that impact our ability to collect payment.  Our customer contracts and development agreements do not fully protect us against this risk, and in some instances, may not provide any meaningful protection from this risk.  This risk is heightened in foreign jurisdictions, particularly if our counterparty is a government or government-related entity because any attempt to enforce our contractual or other rights may involve long and costly litigation where the ultimate outcome is uncertain.

If we invest capital in a project where we do not receive the payments we expect, we will have less capital to invest in other projects, our liquidity, results of operations and financial condition could be materially and adversely affected, and we could face the inability to comply with the terms of our existing debt or other agreements, which would exacerbate these adverse effects.

We have a limited operating history, which may not be sufficient to evaluate our business and prospects.

We have a limited operating history and track record. As a result, our prior operating history and historical financial statements may not be a reliable basis for evaluating our business prospects or the future value of our Class A shares. We commenced operations on February 25, 2014, and we had net losses of approximately $31.7 million in 2017, $78.2 million in 2018, and $204.3 million in 2019. Our strategy may not be successful, and if unsuccessful, we may be unable to modify it in a timely and successful manner. We cannot give you any assurance that we will be able to implement our strategy on a timely basis, if at all, or achieve our internal model or that our assumptions will be accurate. Our limited operating history also means that we continue to develop and implement various policies and procedures including those related to project development planning, operational supply chain planning, data privacy and other matters. We will need to continue to build our team to develop and implement our strategies.

We will continue to incur significant capital and operating expenditures while we develop infrastructure for our supply chain, including for the completion of our Terminals and Liquefaction Facilities under construction, as well as other future projects. We will need to invest significant amounts of additional capital to implement our strategy. We have not yet completed constructing all of our Terminals and Liquefaction Facilities and our strategy includes the construction of additional facilities. Any delays beyond the expected development period for these assets would prolong, and could increase the level of, operating losses and negative operating cash flows. Our future liquidity may also be affected by the timing of construction financing availability in relation to the incurrence of construction costs and other outflows and by the timing of receipt of cash flows under our customer contracts in relation to the incurrence of project and operating expenses. Our ability to generate any positive operating cash flow and achieve profitability in the future is dependent on, among other things, our ability to develop an efficient supply chain and successfully and timely complete necessary infrastructure, including our Terminals and Liquefaction Facilities under construction, and fulfill our gas delivery obligations under our customer contracts.

Our business is dependent upon obtaining substantial additional funding from various sources, which may not be available or may only be available on unfavorable terms.

We believe we will have sufficient liquidity, cash flow from operations and access to additional capital sources to fund our capital expenditures and working capital needs for the next 12 months. In the future, we expect to incur additional indebtedness to assist us in developing our operations and we are considering alternative financing options, including in specific markets, or the opportunistic sale of one of our non-core assets. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report for more information on our Credit Agreement, Senior Secured Bonds and Senior Unsecured Bonds. If we are unable to obtain additional funding, approvals or amendments to our existing financings, or if additional funding is only available on terms that we determine are not acceptable to us, we may be unable to fully execute our business plan and our business, financial condition or results of operations may be materially adversely affected. Additionally, we may need to adjust the timing of our planned capital expenditures and facilities development depending on the requirements of our existing financing and availability of such additional funding. Our ability to raise additional capital will depend on financial, economic and market conditions, our progress in executing our business strategy and other factors, many of which are beyond our control. We cannot assure you that such additional funding will be available on acceptable terms, or at all. To the extent that we raise additional equity capital by issuing additional securities at any point in the future, our then-existing shareholders may experience dilution. Debt financing, if available, may subject us to restrictive covenants that could limit our flexibility in conducting future business activities and could result in us expending significant resources to service our obligations. If we are unable to comply with our existing covenants or any additional covenants and service our debt, we may lose control of our business and be forced to reduce or delay planned investments or capital expenditures, sell assets, restructure our operations or submit to foreclosure proceedings, all of which could result in a material adverse effect upon our business.

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

We have a limited operating history and did not commence revenue-generating activities until 2016, and therefore did not achieve profitability as of December 31, 2019. We will need to make a significant initial investment to complete construction and begin operations of each of our Terminals, power plants and Liquefaction Facilities, and we will need to make significant additional investments to develop, improve and operate them, as well as all related infrastructure. We also expect to make significant expenditures and investments in identifying, acquiring and/or developing other future projects. We also expect to incur significant expenses in connection with the launch and growth of our business, including costs for LNG purchases, rail and truck transportation, shipping and logistics and personnel. We will need to raise significant additional debt capital to achieve our goals.

We may not be able to achieve profitability, and if we do, we cannot assure you that we would be able to sustain such profitability in the future. Our failure to achieve or sustain profitability would have a material adverse effect on our business.

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

Our current results of operations and liquidity are, and will continue to be in the near future, substantially dependent upon performance by JPS, JPC and PREPA, which have each entered into long-term GSAs and, in the case of JPS, a PPA in relation to the power produced at the CHP Plant, with us, and Jamalco, which has entered into a long-term SSA with us. While certain of our long-term contracts contain minimum volume commitments, our expected sales to customers under existing contracts are substantially in excess of such minimum volume commitments. Our near term ability to generate cash is dependent on these customers’ continued willingness and ability to continue purchasing our products and services and to perform their obligations under their respective contracts. Their obligations may include certain nomination or operational responsibilities, construction or maintenance of their own facilities which are necessary to enable us to deliver and sell natural gas or LNG, and compliance with certain contractual representations and warranties.

Our credit procedures and policies may be inadequate to sufficiently eliminate risks of nonpayment and nonperformance. In assessing customer credit risk, we use various procedures including background checks which we perform on our potential customers before we enter into a long-term contract with them. As part of the background check, we assess a potential customer’s credit profile and financial position, which can include their operating results, liquidity and outstanding debt, and certain macroeconomic factors regarding the region(s) in which they operate. These procedures help us to appropriately assess customer credit risk on a case-by-case basis, but these procedures may not be effective in assessing credit risk in all instances. As part of our business strategy, we intend to target customers who have not been traditional purchasers of natural gas, including customers in developing countries, and these customers may have greater credit risk than typical natural gas purchasers. Therefore, we may be exposed to greater customer credit risk than other companies in the industry. Additionally, we may face difficulties in enforcing our contractual rights against contractual counterparties that have not submitted to the jurisdiction of U.S. courts. Further, adverse economic conditions in our industry increase the risk of nonpayment and nonperformance by customers, particularly customers that have sub-investment grade credit ratings.

In particular, JPS and JPC, which are public utility companies in Jamaica, could be subject to austerity measures imposed on Jamaica by the International Monetary Fund (the “IMF”) and other international lending organizations. Jamaica is currently subject to certain public spending limitations imposed by agreements with the IMF, and any changes under these agreements could limit JPS’s and JPC’s ability to make payments under their long-term GSAs and, in the case of JPS, its ability to make payments under its PPA, with us. In addition, our ability to operate the CHP Plant is dependent on our ability to enforce the related lease. GAJ, one of the lessors, is a subsidiary of Noble Group, which completed a financial restructuring in 2018. If GAJ is involved in a bankruptcy or similar proceeding, such proceeding could negatively impact our ability to enforce the lease. If we are unable to enforce the lease due to the bankruptcy of GAJ or for any other reason, we could be unable to operate the CHP Plant or to execute on our contracts related thereto, which could negatively affect our business, results of operations and financial condition. In addition, PREPA is currently subject to bankruptcy proceedings pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA’s ability to meet its payment obligations under its contracts will be largely dependent upon funding from the Federal Emergency Management Agency or other sources. PREPA’s contracting practices in connection with restoration and repair of PREPA’s electrical grid in Puerto Rico, and the terms of certain of those contracts, have been subject to comment and are the subject of review and hearings by U.S. federal and Puerto Rican governmental entities. In the event that PREPA does not have or does not obtain the funds necessary to satisfy obligations to us under our agreement with PREPA or terminates our agreement prior to the end of the agreed term, our financial condition, results of operations and cash flows could be materially and adversely affected.

If any of these customers fails to perform its obligations under its contract for the reasons listed above or for any other reason, our ability to provide products or services and our ability to collect payment could be negatively impacted, which could materially adversely affect our operating results, cash flow and liquidity, even if we were ultimately successful in seeking damages from such customer for a breach of contract.

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

Adverse trends or developments affecting any of these factors, including the timing of the impact of these factors in relation to our purchases and sales of natural gas and LNG – in particular prior to our Pennsylvania Facility becoming operational - could result in increases in the prices we have to pay for natural gas or LNG, which could materially and adversely affect the performance of our customers, and could have a material adverse effect on our business, contracts, financial condition, operating results, cash flows, liquidity and prospects. Additionally, in situations where our supply chain has capacity constraints and as a result we are unable to receive all volumes under firm purchase commitments, our supplier may sell volumes of LNG in a mitigation sale to third parties. In these cases, the factors above may impact the price and amount we receive under mitigation sales and we may incur losses that would have an adverse impact on our financial condition, results of operations and cash flows. There can be no assurance we will achieve our target cost or pricing goals. In particular, because we have not currently procured fixed-price, long-term LNG supply to meet all future customer demand, increases in LNG prices and/or shortages of LNG supply could adversely affect our profitability. Additionally, we intend to rely on long-term, largely fixed-price contracts for the feedgas that we need in order to manufacture and sell our LNG. Our actual costs and any profit realized on the sale of our LNG may vary from the estimated amounts on which our contracts for feedgas were originally based. There is inherent risk in the estimation process, including significant changes in the demand for and price of LNG as a result of the factors listed above, many of which are outside of our control.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our existing or future debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to fund our day-to-day operations or to pay the principal, premium, if any, and interest on our indebtedness. As of December 31, 2018, we had $280.0 million of total indebtedness outstanding, excluding deferred financing costs. On January 10, 2020, the Company entered into a Credit Agreement to borrow $800 million in term loans (the “Credit Agreement”). On January 15, 2020, all outstanding principal and interest under the Term Loan Facility was paid in full, and the remainder of the proceeds of the Credit Agreement increased the Company’s cash on hand available to invest in our development projects. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report for more information on our Term Loan Facility, Credit Agreement, Senior Secured Bonds and Senior Unsecured Bonds.

If our cash flows and capital resources are insufficient to fund our debt service obligations and other cash requirements, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to sell assets or operations, seek additional capital or restructure or refinance our indebtedness or operations. We may not be able to implement any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. The agreements that govern our indebtedness restrict our ability to dispose of assets and use the proceeds from any such dispositions and our ability to raise debt capital to be used to repay our indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

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

The agreements governing our indebtedness, including, but not limited to, the Credit Agreement, entered into on January 10, 2020, contain covenants that place restrictions on us and our subsidiaries. The terms governing the Credit Agreement restrict among other things, our and certain of our subsidiaries’ ability to:

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

In addition, our failure to satisfy certain covenants and tests can result in an event of default. These covenants could impair our ability to grow our business, take advantage of attractive business opportunities or successfully compete. In addition, these covenants could restrict our ability to optimize our capital structure with asset-level debt or equity financings. A breach of any of these covenants could result in an event of default. Cross-default provisions in certain of our agreements mean that an event of default under certain of our commercial agreements could trigger an event of default under one of our other agreements, including our debt agreements. Upon the occurrence of an event of default under any of our debt agreements, the lenders or holders thereof could elect to declare all outstanding debt under such agreements to be immediately due and payable, the lenders under our debt instruments could terminate their commitments to loan money, our secured lenders could foreclose against the assets securing such borrowings and we could be forced into bankruptcy or liquidation.

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

As more fully discussed elsewhere in this Annual Report, our existing facilities and expected future facilities face operational risks, including, but not limited to, the following: performing below expected levels of efficiency, breakdowns or failures of equipment, operational errors by trucks, including trucking accidents while transporting natural gas, tankers or tug operators, operational errors by us or any contracted facility operator, labor disputes and weather-related or natural disaster interruptions of operations.

Any of these risks could disrupt our operations and increase our costs, which would adversely affect our business, operating results, cash flows and liquidity.

The operation of the CHP Plant and other power plants will involve particular, significant risks.

The operation of the CHP Plant and other power plants that we operate in the future will involve particular, significant risks, including, among others: failure to maintain the required power generation license(s) or other permits required to operate the power plants; pollution or environmental contamination affecting operation of the power plants; the inability, or failure, of any counterparty to any plant-related agreements to perform their contractual obligations to us including, but not limited to, the lessor’s obligations to us under the CHP Plant lease; and planned and unplanned power outages due to maintenance, expansion and refurbishment. We cannot assure you that future occurrences of any of the events listed above or any other events of a similar or dissimilar nature would not significantly decrease or eliminate the revenues from, or significantly increase the costs of operating, the CHP Plant or other power plants. If the CHP Plant or other power plants are unable to generate or deliver power or steam, as applicable, to our customers, such customers may not be required to make payments under their respective agreements so long as the event continues. Certain customers may have the right to terminate those agreements for certain failures to generate or deliver power or steam, as applicable, and we may not be able to enter into a replacement agreement on terms as favorable as the terminated agreement. In addition, such termination may give rise to termination or other rights under related agreements including related leases. As a consequence, there may be reduced or no revenues from one or more of our power plants, which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects. .

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

Storms and related storm activity and collateral effects, or other disasters such as explosions, fires, seismic events, floods or accidents, could result in damage to, or interruption of operations in our supply chain, including at our facilities or related infrastructure, as well as delays or cost increases in the construction and the development of our proposed facilities or other infrastructure. Changes in the global climate may have significant physical effects, such as increased frequency and severity of storms, floods and rising sea levels; if any such effects were to occur, they could have an adverse effect on our marine and coastal operations. Due to the concentration of our current and anticipated operations in Southern Florida and the Caribbean, we are particularly exposed to the risks posed by hurricanes, tropical storms and their collateral effects. For example, the 2017 Atlantic hurricane season caused extensive and costly damage across Florida and the Caribbean, including Puerto Rico. In addition, earthquakes which occurred near Puerto Rico in January 2020 resulted in a temporary delay of development of our Puerto Rico projects. We are unable to predict with certainty the impact of future storms on our customers, our infrastructure or our operations.

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

We intend to operate in jurisdictions that have experienced and may in the future experience significant political volatility. Our projects and developments could be negatively impacted by political disruption including risks of delays to our development timelines and delays related to regime change in the jurisdictions in which we intend to operate. We do not carry political risk insurance today. If we choose to carry political risk insurance in the future, it may not be adequate to protect us from loss, which may include losses as a result of project delays or losses as a result of business interruption related to a political disruption. Any attempt to recover from loss from political disruption may be time-consuming and expensive, and the outcome may be uncertain.

Changes in the insurance markets attributable to terrorist attacks or political change may also make certain types of insurance more difficult for us to obtain. In addition, the insurance that may be available may be significantly more expensive than our existing coverage.

From time to time, we may be involved in legal proceedings and may experience unfavorable outcomes.

In the future we may be subject to material legal proceedings in the course of our business, including, but not limited to, actions relating to contract disputes, business practices, intellectual property and other commercial and tax matters. Such legal proceedings may involve claims for substantial amounts of money or for other relief or might necessitate changes to our business or operations, and the defense of such actions may be both time-consuming and expensive. Further, if any such proceedings were to result in an unfavorable outcome, it could have a material adverse effect on our business, financial position and results of operations.

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

•
the purchase of the project company holding the rights to develop and operate the Ireland Terminal is subject to a number of contingencies, many of which are beyond our control and could cause us not to acquire the remaining interests of the project company or cause a delay in the construction of our Ireland Terminal;

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

Until and unless we have entered into an EPC contract for a particular project, in which the EPC contractor agrees to meet our planned schedule and projected total costs for a project, we are subject to potential fluctuations in construction costs and other related project costs. Although some agreements may provide for liquidated damages if the contractor fails to perform in the manner required with respect to certain of its obligations, the events that trigger a requirement to pay liquidated damages may delay or impair the operation of the applicable facility, and any liquidated damages that we receive may be delayed or insufficient to cover the damages that we suffer as a result of any such delay or impairment. The obligations of our primary building contractor and our other contractors to pay liquidated damages under their agreements with us are subject to caps on liability, as set forth therein. Furthermore, we may have disagreements with our contractors about different elements of the construction process, which could lead to the assertion of rights and remedies under their contracts and increase the cost of the applicable facility or result in a contractor’s unwillingness to perform further work. We may hire contractors to perform work in jurisdictions where they do not have previous experience, or contractors we have not previously hired to perform work in jurisdictions we are beginning to develop, which may lead to such contractors being unable to perform according to its respective agreement. If any contractor is unable or unwilling to perform according to the negotiated terms and timetable of its respective agreement for any reason or terminates its agreement for any reason, we would be required to engage a substitute contractor, which could be particularly difficult in certain of the markets in which we plan to operate. This would likely result in significant project delays and increased costs, which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

In addition, if our contractors are unable or unwilling to perform according to their respective agreements with us, our projects may be delayed and we may face contractual consequences in our agreements with our customers, including for development services, the supply of natural gas, LNG or steam and the supply of power. We may be required to pay liquidated damages, face increased expenses or reduced revenue, and may face issues complying with certain covenants in such customer agreements or in our financings. We may not have full protection to seek payment from our contractors to compensate us for such payments and other consequences.

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

We perform development or construction services from time to time, which are subject to a variety of risks unique to these activities.

From time to time, we may agree to provide development or construction services as part of our customer contracts and such services are subject to a variety of risks unique to these activities.  If construction costs of a project exceed original estimates, such costs may have to be absorbed by us, thereby making the project less profitable than originally estimated, or possibly not profitable at all.  In addition, a construction project may be delayed due to government or regulatory approvals, supply shortages, or other events and circumstances beyond our control, or the time required to complete a construction project may be greater than originally anticipated. For example, the conversion of Unit 5 and 6 in the Combined Cycle Power Plant in San Juan, Puerto Rico was delayed in part due to the earthquakes that occurred near Puerto Rico in January 2020 and third party delays.

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

While we have entered into contracts with a third party to purchase a substantial portion of our currently contracted and expected LNG volumes through 2030, we will need to purchase significant additional LNG volumes to meet our delivery obligations to our downstream customers. Failure to secure contracts for the purchase of a sufficient amount of natural gas could materially and adversely affect our business, operating results, cash flows and liquidity.

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

Our business is subject to the risk of natural gas and LNG price competition at times when we need to replace any existing customer contract, whether due to natural expiration, default or otherwise, or enter into new customer contracts. Factors relating to competition may prevent us from entering into new or replacement customer contracts on economically comparable terms to existing customer contracts, or at all. Such an event could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects. Factors which may negatively affect potential demand for natural gas from our business are diverse and include, among others:

•	increases in worldwide LNG production capacity and availability of LNG for market supply;

•	increases in demand for natural gas but at levels below those required to maintain current price equilibrium with respect to supply;

•	increases in the cost to supply natural gas feedstock to our liquefaction projects;

•	increases in the cost to supply LNG feedstock to our facilities;

•	decreases in the cost of competing sources of natural gas, LNG or alternate fuels such as coal, heavy fuel oil and ADO;

•	decreases in the price of LNG; and

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

Moreover, the overall trends are towards more regulations and more stringent requirements which are likely to add to our costs of doing business. For example, the IMO has promulgated regulations limiting the sulfur content of fuel oil for ships to 0.5 weight percent starting January 1, 2020. Likewise, the European Union is considering extending its emissions trading scheme to maritime transport to reduce GHG emissions from vessels. We contract with leading vessel providers in the LNG market and look for them to take the lead in maintaining compliance with all such requirements, although the terms of our charter agreements may call for us to bear some or all of the associated costs. While we believe we are similarly situated with respect to other companies that charter vessels, we cannot assure you that these requirements will not have a material effect on our business.

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

Our strategy is to maintain a manageable balance between LNG purchases, on the one hand, and sales or future delivery obligations, on the other hand. Through these transactions, we seek to earn a margin for the LNG purchased by selling LNG for physical delivery to third-party users, such as public utilities, shipping/marine cargo companies, industrial users, railroads, trucking fleets and other potential end-users converting from traditional ADO or oil fuel to natural gas. These strategies cannot, however, eliminate all price risks. For example, any event that disrupts our anticipated supply chain could expose us to risk of loss resulting from price changes if we are required to obtain alternative supplies to cover these transactions. We are also exposed to basis risks when LNG is purchased against one pricing index and sold against a different index. Moreover, we are also exposed to other risks, including price risks on LNG we own, which must be maintained in order to facilitate transportation of the LNG to our customers or to our facilities. In addition, our marketing operations involve the risk of non-compliance with our risk management policies. We cannot assure you that our processes and procedures will detect and prevent all violations of our risk management strategies, particularly if deception or other intentional misconduct is involved. If we were to incur a material loss related to commodity price risks, including non-compliance with our risk management strategies, it could have a material adverse effect on our financial position, results of operations and cash flows. There can be no assurance that we will complete the Pennsylvania Facility or be able to supply our facilities and the CHP Plant with LNG produced at our own facilities. Even if we do complete the Pennsylvania Facility, there can be no assurance that it will operate as expected or that we will succeed in our goal of reducing the risk to our operations of future LNG price variations.

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

The substantial majority of our anticipated revenue in 2020 will be dependent upon our assets and customers in Jamaica and Puerto Rico. Jamaica and Puerto Rico have historically experienced economic volatility and the general condition and performance of their economies, over which we have no control, may affect our business, financial condition and results of operations. Due to our current lack of asset and geographic diversification, an adverse development at the Jamaica Terminals or our San Juan Facility, in the energy industry or in the economic conditions in Jamaica or Puerto Rico, would have a significantly greater impact on our financial condition and operating results than if we maintained more diverse assets and operating areas.

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

Under the Dodd-Frank Act and the rules adopted thereunder, we may be required to clear through a derivatives clearing organization any swaps into which we enter that fall within a class of swaps designated by the CFTC for mandatory clearing and we could have to execute trades in such swaps on certain trading platforms. The CFTC has designated six classes of interest rate swaps and credit default swaps for mandatory clearing, but has not yet proposed rules designating any other classes of swaps, including physical commodity swaps, for mandatory clearing. Although we expect to qualify for the end-user exception from the mandatory clearing and trade execution requirements for any swaps entered into to hedge our commercial risks, if we fail to qualify for that exception and have to clear such swaps through a derivatives clearing organization, we could be required to post margin with respect to such swaps, our cost of entering into and maintaining such swaps could increase and we would not enjoy the same flexibility with the cleared swaps that we enjoy with the uncleared OTC swaps we may enter. Moreover, the application of the mandatory clearing and trade execution requirements to other market participants, such as Swap Dealers, may change the cost and availability of the swaps that we may use for hedging.

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

The Dodd-Frank Act also imposes regulatory requirements on swaps market participants, including Swap Dealers and other swaps entities as well as certain regulations on end-users of swaps, including regulations relating to swap documentation, reporting and recordkeeping, and certain business conduct rules applicable to Swap Dealers and other swaps entities. Together with the Basel III capital requirements on certain swaps market participants, these regulations could significantly increase the cost of derivative contracts (including through requirements to post margin or collateral), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against certain risks that we encounter, and reduce our ability to monetize or restructure derivative contracts and to execute our hedging strategies. If, as a result of the swaps regulatory regime discussed above, we were to forgo the use of swaps to hedge our risks, such as commodity price risks that we encounter in our operations, our operating results and cash flows may become more volatile and could be otherwise adversely affected.

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

The design, construction and operation of energy-related infrastructure, including our existing and proposed facilities, the import and export of LNG and the transportation of natural gas, are highly regulated activities at the federal, state and local levels. Approvals of the DOE under Section 3 of the NGA, as well as several other material governmental and regulatory permits, approvals and authorizations, including under the CAA and the CWA and their state analogues, may be required in order to construct and operate an LNG facility and export LNG. Permits, approvals and authorizations obtained from the DOE and other federal and state regulatory agencies also contain ongoing conditions, and additional requirements may be imposed. Certain federal permitting processes may trigger the requirements of the National Environmental Policy Act (“NEPA”), which requires federal agencies to evaluate major agency actions that have the potential to significantly impact the environment. Compliance with NEPA may extend the time and/or increase the costs for obtaining necessary governmental approvals associated with our operations and create independent risk of legal challenges to the adequacy of the NEPA analysis, which could result in delays that may adversely affect our business, contracts, financial condition, operating results, cash flow, liquidity and profitability. In January 2020, the White House Council on Environmental Quality issued a proposed revision to NEPA regulations; however, the final form or impacts of any such revisions are uncertain at this time and any such regulations are likely to be challenged in court. We may also be subject to additional requirements in Jamaica, Mexico, Ireland, Nicaragua, Angola or other jurisdictions, including with respect to land use approvals needed to construct and operate our facilities.

We cannot control the outcome of any review and approval process, including whether or when any such permits, approvals and authorizations will be obtained, the terms of their issuance, or possible appeals or other potential interventions by third parties that could interfere with our ability to obtain and maintain such permits, approvals and authorizations or the terms thereof. If we are unable to obtain and maintain such permits, approvals and authorizations on favorable terms, we may not be able to recover our investment in our projects and may be subject to financial penalties under our customer and other agreements. Many of these permits, approvals and authorizations require public notice and comment before they can be issued, which can lead to delays to respond to such comments, and even potentially to revise the permit application. There is no assurance that we will obtain and maintain these governmental permits, approvals and authorizations on favorable terms, or that we will be able to obtain them on a timely basis, and failure to obtain and maintain any of these permits, approvals or authorizations could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects. Moreover, many of these permits, approvals and authorizations are subject to administrative and judicial challenges, which can delay and protract the process for obtaining and implementing permits and can also add significant costs and uncertainty.

Existing and future environmental, health and safety laws and regulations could result in increased compliance costs or additional operating costs or construction costs and restrictions.

Our business is now and will in the future be subject to extensive federal, state and local laws and regulations both in the United States and in other jurisdictions where we operate. These requirements regulate and restrict, among other things: the siting and design of our facilities; discharges to air, land and water, with particular respect to the protection of human health, the environment and natural resources and safety from risks associated with storing, receiving and transporting LNG; the handling, storage and disposal of hazardous materials, hazardous waste and petroleum products; and remediation associated with the release of hazardous substances. For example, PHMSA has promulgated detailed regulations governing LNG facilities under its jurisdiction to address siting, design, construction, equipment, operations, maintenance, personnel qualifications and training, fire protection and security. While the Miami Facility is subject to these regulations, none of our LNG facilities currently under development are subject to PHMSA’s jurisdiction, but state and local regulators can impose similar siting, design, construction and operational requirements. In addition, the U.S. Coast Guard regulations require certain security and response plans, protocols and trainings to mitigate and reduce the risk of intentional or accidental impacts to energy transportation and production infrastructure located in certain domestic ports.

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

Greenhouse Gases/Climate Change. The threat of climate change continues to attract considerable attention in the United States and in foreign countries. Numerous proposals have been made and could continue to be made at the international, national, regional and state government levels to monitor and limit existing and future GHG emissions. As a result, our operations are subject to a series of risks associated with the processing, transportation, and use of fossil fuels and emission of GHGs.

In the United States to date, no comprehensive climate change legislation has been implemented at the federal level, although various individual states and state coalitions have adopted or are considering adopting legislation, regulations or other regulatory initiatives, including GHG cap and trade programs, carbon taxes, reporting and tracking programs, and emission restrictions, pollution reduction incentives, or renewable energy or low-carbon replacement fuel quotas. At the international level, the United Nations-sponsored “Paris Agreement” was signed by 195 countries who agreed to limit their GHG emissions through non-binding, individually-determined reduction goals every five years after 2020. Although the United States has announced its withdrawal from such agreement, effective November 4, 2020, other countries where we operate or plan to operate, including Angola, Jamaica, Ireland, Mexico, and Nicaragua, have signed or acceded to this agreement. However, the scope of future domestic climate and GHG emissions-focused regulatory requirements, if any, remain uncertain.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political uncertainty in the United States, including climate change related pledges made by certain candidates seeking the office of the President of the United States in 2020. Two critical declarations made by one or more candidates running for the Democratic nomination for President include proposals to take actions banning hydraulic fracturing of oil and natural gas wells and banning new leases for production of minerals on federal properties, including onshore lands and offshore waters. A change in administration as a result of the domestic 2020 Presidential election may lead to legislation, rulemaking, or executive orders that ban or restrict the exploration and production of fossil fuels. Other actions that could be pursued by presidential candidates may include more restrictive requirements for the establishment of pipeline infrastructure or the permitting of LNG export facilities, as well as the reversal of the United States’ withdrawal from the Paris Agreement.

Climate-related litigation and permitting risks are also increasing, as a number of cities, local governments and private organizations have sought to either bring suit against oil and natural gas companies in state or federal court, alleging various public nuisance claims, or seek to challenge permits required for infrastructure development. Fossil fuel producers are also facing general risks of shifting capital availability due to shareholder concern over climate change and potentially stranded assets in the event of future, comprehensive climate and GHG-related regulation. While several of these cases have been dismissed, there is no guarantee how future lawsuits might be resolved.

The adoption and implementation of new or more comprehensive international, federal or state legislation, regulations or other regulatory initiatives that impose more stringent restrictions on GHG emissions could result in increased compliance costs, and thereby reduce demand for or erode value for, the natural gas that we process and market. Additionally, political, litigation, and financial risks may result in reduced natural gas production activities, increased liability for infrastructure damages as a result of climatic changes, or an impaired ability to continue to operate in an economic manner. One or more of these developments could have a material adverse effect on our business, financial condition and results of operation.

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

We conduct business throughout the world, and our business activities and services are subject to various applicable import and export control laws and regulations of the United States and other countries, particularly countries in the Caribbean, Ireland, Mexico, Angola, Nicaragua and the other countries in which we seek to do business. We must also comply with U.S. trade and economic sanctions laws, including the U.S. Commerce Department’s Export Administration Regulations and economic and trade sanctions regulations maintained by the U.S. Treasury Department’s Office of Foreign Assets Control. Although we take precautions to comply with all such laws and regulations, violations of governmental export control and economic sanctions laws and regulations could result in negative consequences to us, including government investigations, sanctions, criminal or civil fines or penalties, more onerous compliance requirements, loss of authorizations needed to conduct aspects of our international business, reputational harm and other adverse consequences. Moreover, it is possible that we could invest both time and capital into a project involving a counterparty who may become subject to sanctions. If any of our counterparties becomes subject to sanctions as a result of these laws and regulations or otherwise, we may face an array of issues, including, but not limited to: having to abandon the related project, being unable to recuperate prior invested time and capital or being subject to law suits, investigations or regulatory proceedings that could be time-consuming and expensive to respond to and which could lead to criminal or civil fines or penalties.

We are also subject to anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act (“FCPA”), which generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits. Some of the jurisdictions in which we currently, or may in the future, operate may present heightened risks for FCPA issues, such as Angola, Nicaragua, Jamaica, Mexico and Puerto Rico. Although we have adopted policies and procedures that are designed to ensure that we, our employees and other intermediaries comply with the FCPA, it is highly challenging to adopt policies and procedures that ensure compliance in all respects with the FCPA, particularly in high-risk jurisdictions. Developing and implementing policies and procedures is a complex endeavor. There is no assurance that these policies and procedures will work effectively all of the time or protect us against liability under anti-corruption laws and regulations, including the FCPA, for actions taken by our employees and other intermediaries with respect to our business or any businesses that we may acquire.

If we are not in compliance with anti-corruption laws and regulations, including the FCPA, we may be subject to costly and intrusive criminal and civil investigations as well significant potential criminal and civil penalties and other remedial measures, including changes or enhancements to our procedures, policies and control, as well as potential personnel change and disciplinary actions. In addition, non-compliance with anti-corruption laws could constitute a breach of certain covenants in operational or debt agreements, and cross-default provisions in certain of our agreements could mean that an event of default under certain of our commercial agreements could trigger an event of default under our other agreements, including our debt agreements. Any adverse finding against us could also negatively affect our relationship and reputation with current and potential customers. The occurrence of any of these events could have a material adverse impact on our business, results of operations, financial condition, liquidity and future business prospects.

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

We currently have interests and operations in Jamaica and the United States and currently intend to expand into additional markets in the Caribbean (including Puerto Rico), Mexico, Ireland, Angola, Nicaragua and other geographies, and such interests are subject to governmental regulation in each market. The governments in these markets differ widely with respect to structure, constitution and stability and some countries lack mature legal and regulatory systems. To the extent that our operations depend on governmental approval and regulatory decisions, the operations may be adversely affected by changes in the political structure or government representatives in each of the markets in which we operate. Recent political, security and economic changes have resulted in political and regulatory uncertainty in certain countries in which we operate or may pursue operations. Some of these markets have experienced political, security and economic instability in the recent past and may experience instability in the future. In 2019, public demonstrations in Puerto Rico led to the governor’s resignation and the political change interrupted the bidding process for the privatization of PREPA’s transmission and distribution systems. While our operations have not, to date, been impacted by the demonstrations or changes in Puerto Rico’s administration, any cancellation related to or substantial disruption in the development of our San Juan Facility or in our ability to perform our obligations under the Fuel Sale and Purchase Agreement with PREPA could have a material adverse effect on our financial condition, results of operations and cash flows. Furthermore, we cannot predict how our relationship with PREPA could change if PREPA selects a winner in its bidding process for its transmission and distribution system and the system were to become privatized. If such an event were to occur, PREPA may seek to find alternative power sources or purchase substantially less natural gas from us than what we currently expect to sell to PREPA.

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

then our business, results of operations, financial condition and prospects may also be significantly affected by actions taken by the government in the jurisdictions in which we operate. Caribbean governments traditionally have played a central role in the economy and continue to exercise significant influence over many aspects of it. They may make changes in policy, or new laws or regulations may be enacted or promulgated, relating to, for example, monetary policy, taxation, exchange controls, interest rates, regulation of banking and financial services and other industries, government budgeting and public sector financing. These and other future developments in the Jamaican economy or in the governmental policies in our Caribbean markets may reduce demand for our products and adversely affect our business, financial condition, results of operations or prospects.

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

Our development activities and future operations in Nicaragua may be materially affected by political, economic and other uncertainties.

Nicaragua has recently experienced political and economic challenges. Specifically, in 2018, U.S. legislation was approved to restrict U.S. aid to Nicaragua. In 2018 and 2019, U.S. and European governmental authorities imposed a number of sanctions against entities and individuals in or associated with the government of Nicaragua and Venezuela. If any of our counterparties becomes subject to sanctions as a result of these laws and regulations, changes thereto or otherwise, we may face an array of issues, including, but not limited to: having to suspend our development or operations on a temporary or permanent basis, being unable to recuperate prior invested time and capital or being subject to lawsuits, investigations or regulatory proceedings that could be time-consuming and expensive to respond to and which could lead to criminal or civil fines or penalties. There is also a risk of civil unrest, strikes or political turmoil in Nicaragua, and the outcome of any such unrest cannot be predicted.

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

New Fortress Energy Holdings currently holds a majority of the voting power of our shares. As a result, we are a controlled company within the meaning of NASDAQ corporate governance standards. Under NASDAQ rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a controlled company and may elect not to comply with certain NASDAQ corporate governance requirements, including the requirements that:

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

As of February 27, 2020, New Fortress Energy Holdings owns an aggregate of approximately 144,342,572 Class B shares representing 85.9% of our voting power. In addition, Wesley R. Edens and Randal A. Nardone, who are members of New Fortress Energy Holdings, own 3,278,199 Class A shares and 3,080,000 Class A shares, respectively, representing 13.9% and 13.0% voting power of the Class A shares, respectively. The beneficial ownership of greater than 50% of our voting shares means New Fortress Energy Holdings will be able to control matters requiring shareholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our Class A shares will be able to affect the way we are managed or the direction of our business. The interests of New Fortress Energy Holdings with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other shareholders.

Given this concentrated ownership, New Fortress Energy Holdings would have to approve any potential acquisition of us. The existence of a significant shareholder may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of our company. Moreover, New Fortress Energy Holdings’ concentration of share ownership may adversely affect the trading price of our Class A shares to the extent investors perceive a disadvantage in owning shares of a company with a significant shareholder.

Furthermore, in connection with the IPO, we entered into a shareholders’ agreement (the “Shareholders’ Agreement”) with New Fortress Energy Holdings and its affiliates. The Shareholders’ Agreement provides New Fortress Energy Holdings or its assignee with the right to designate a certain number of nominees to our board of directors so long as New Fortress Energy Holdings and its affiliates collectively beneficially own at least 5% of the outstanding Class A shares and Class B shares. In addition, our operating agreement provides the Consenting Entities the right to approve certain material transactions so long as the Consenting Entities and their affiliates collectively, directly or indirectly, own at least 30% of the outstanding Class A shares and Class B shares.

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

Our operating agreement designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our operating agreement provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is, to the fullest extent permitted by applicable law, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our shareholders, (iii) any action asserting a claim against us or any of our directors, officers or employees arising pursuant to any provision of the Delaware Limited Liability Company Act or our operating agreement, or (iv) any action asserting a claim against us or any of our directors, officers or employees that is governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Any person or entity purchasing or otherwise acquiring any interest in our Class A shares will be deemed to have notice of, and consented to, the provisions of our operating agreement described in the preceding sentence. This choice of forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that it considers more likely to be favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our operating agreement inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition, results of operations or prospects.

We do not currently plan to pay cash dividends on our Class A shares. Consequently, a shareholder’s only opportunity to achieve a return on its investment is if the price of our Class A shares appreciates.

We do not currently plan to declare regular cash dividends on our Class A shares in the foreseeable future. Consequently, a shareholder’s only opportunity to achieve a return on investment in us will be if the shareholder sells its Class A shares at a price greater than it paid for such Class A shares. There is no guarantee that the price of our Class A shares that will prevail in the market will ever exceed the price paid to purchase such Class A shares.

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

As of February 27, 2020, we have 23,607,096 Class A shares outstanding and 144,342,572 Class B shares outstanding. The Class A shares sold in the IPO are freely tradable without restriction under the Securities Act except for any Class A shares that may be held or acquired by our directors, officers or affiliates, which will be restricted securities under the Securities Act. Under the NFI LLC Agreement, New Fortress Energy Holdings and any permitted transferees of New Fortress Energy Holdings’ NFI LLC Units, subject to certain limitations, have the right (the “Redemption Right”) to cause NFI to acquire all or a portion of their NFI LLC Units for, at NFI’s election, (i) Class A shares at a redemption ratio of one Class A share for each NFI LLC Unit redeemed, subject to conversion rate adjustments for equity splits, equity dividends and reclassification and other similar transactions or (ii) an equivalent amount of cash. Sales by New Fortress Energy Holdings after the exercise of the Redemption Right or other large holders of a substantial number of our Class A shares in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our Class A shares or could impair our ability to obtain capital through an offering of equity securities. In addition, we have agreed to provide registration rights to New Fortress Energy Holdings Alternatively, we may be required to undertake a future public or private offering of Class A shares and use the net proceeds from such offering to purchase an equal number of NFI LLC Units from New Fortress Energy Holdings.

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

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a publicly traded company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed.  We cannot be certain that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of the Sarbanes-Oxley Act.  Any failure to develop or maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our Class A shares.

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act, may strain our resources, increase costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company with shares listed on NASDAQ, we are and will be subject to an extensive body of regulations that did not apply to us previously, including certain provisions of the Sarbanes-Oxley Act, the Dodd-Frank Act, regulations of the SEC and NASDAQ requirements. Compliance with these rules and regulations increase our legal, accounting, compliance and other expenses that we did not incur prior to the IPO and has made some activities more time-consuming and costly. For example, as a result of becoming a public company, we added independent directors and created additional board committees. We entered into an administrative services agreement with FIG LLC, an affiliate of Fortress, in connection with the IPO, pursuant to which FIG LLC provides us with certain back-office services and charges us for selling, general and administrative expenses incurred to provide these services. FIG LLC will also continue to provide compliance services for the foreseeable future and any transition will take place over time. In addition, we may incur additional costs associated with our public company reporting requirements and maintaining directors’ and officers’ liability insurance. Because of the limitations in coverage for directors, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. It is possible that our actual incremental costs of being a publicly traded company will be higher than we currently estimate, and the incremental costs may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

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

Market Information

Our Class A shares are traded on the NASDAQ Global Select Market under the symbol “NFE.” On February 27, 2020, there was one holder of record of our Class A shares and one shareholder of record of our Class B shares. This number does not include shareholders whose shares are held for them in “street name” meaning that such shares are held for their accounts by a broker or other nominee. The actual number of beneficial shareholders is greater than the number of holders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item is set forth in the Company’s Proxy Statement to be filed with the SEC within 120 days after December 31, 2019 in connection with our 2020 annual meeting of shareholders and is incorporated herein by reference.

Share Performance Graph

The following graph compares the cumulative total return to shareholders on our Class A shares relative to the S&P 500, Alerian Midstream Index (“AMNA”) and Vanguard Energy ETF (“VDE”), including reinvestment of dividends. The graph assumes that on January 31, 2019, the date our Class A shares began trading on the NASDAQ, $100 was invested in our Class A shares and in each index based on the closing market price, and that all dividends were reinvested. The returns shown are based on historical results and are not intended to suggest future performance.

The following Performance Graph and related information is being furnished and shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

Cumulative Total Return Percentage
Company / Index	January 2019(1)	March 2019(1)	June 2019(1)	September 2019(1)	December 2019(1)
NFE	100	89	90	138	120
S&P 500	100	105	110	112	122
Alerian Midstream Index (“AMNA”)	100	105	107	105	107
Vanguard Energy ETF (“VDE”)	100	105	100	93	98

(1)	Last trading day of the month

Use of Proceeds from Registered Securities

On February 4, 2019, we completed the IPO of 20,000,000 Class A shares pursuant to our registration statement on Form S-1 (File No. 333-228339) (the “Registration Statement”) declared effective by the SEC on January 30, 2019. In connection with the IPO, Morgan Stanley & Co. LLC, Barclays Capital Inc., Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC acted as representatives of the underwriters; Evercore Group L.L.C. and Allen & Company LLC acted as joint book-running managers; and JMP Securities LLC and Stifel, Nicolaus & Company Incorporated acted as co-managers. The gross proceeds of the IPO, based on a public offering price of $14.00 per Class A share, were $280.0 million, which resulted in net proceeds to us of $257.0 million, after deducting underwriting discounts and commissions and transaction costs. In addition, on March 1, 2019, the underwriters exercised their option to purchase an additional 837,272 Class A shares at the initial offering price of $14.00 per share, less underwriting discounts, which resulted in $11.0 million in additional net proceeds after deducting underwriting discounts and commissions, such that there were 20,837,272 outstanding Class A shares. We contributed the net proceeds of the IPO to NFI in exchange for NFI’s issuance to us of 20,837,272 NFI LLC Units. NFI used the net proceeds in connection with the construction of our Terminals, as well as for working capital and general corporate purposes, including the development of future projects. No fees or expenses were paid, directly or indirectly, to any officer, director, 10% unitholder or other affiliate.

Item 6.	Selected Financial Data.

The following table presents our selected historical consolidated financial and operating data. NFE was formed on August 6, 2018 and did not have historical financial results. The selected historical financial data as of December 31, 2018, 2017 and 2016 and for the years ended December 31, 2018, 2017 and 2016, prior to the IPO, was derived from the audited historical consolidated financial statements of New Fortress Energy Holdings, our predecessor for financial reporting purposes. Due to the change in organization structure as a result of reorganization transactions completed at the time of our IPO in 2019, the net loss per share and weighted average number of shares outstanding are not presented for the year ended December 31, 2018, 2017 and 2016.

You should read the information set forth below together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report. The historical financial results are not necessarily indicative of results to be expected for any future periods.

	Year Ended December 31,
	2019	2018	2017	2016
	(In thousands, except share and per share amounts)
Statements of Operations Data:
Revenues
Operating revenue	$145,500	$96,906	$82,104	$18,615
Other revenue	43,625	15,395	15,158	2,780
Total revenues	189,125	112,301	97,262	21,395
Operating expenses
Cost of sales	183,359	95,742	78,692	22,747
Operations and maintenance	26,899	9,589	7,456	5,205
Selling, general and administrative	152,922	62,137	33,343	18,160
Loss on mitigation sales	5,280	-	-	-
Depreciation and amortization	7,940	3,321	2,761	2,341
Total operating expenses	376,400	170,789	122,252	48,453
Operating loss	(187,275)	(58,488)	(24,990)	(27,058)
Interest expense	19,412	11,248	6,456	5,105
Other income, net	(2,807)	(784)	(301)	(53)
Loss on extinguishment of debt, net	-	9,568	-	1,177
Loss before taxes	(203,880)	(78,520)	(31,145)	(33,287)
Tax expense (benefit)	439	(338)	526	(361)
Net loss	(204,319)	(78,182)	(31,671)	(32,926)
Net loss attributable to non-controlling interest	170,510	106	-	-
Net loss atrributable to stockholders	$(33,809)	$(78,076)	$(31,671)	$(32,926)

Net loss per share - basic and diluted	$(1.62)
Weighted average number of shares outstanding - basic and diluted	20,862,555

	As of December 31,
	2019	2018	2017	2016
Balance Sheet Data (at period end):
Property, plant and equipment, net	$192,222	$94,040	$69,350	$70,633
Construction in progress	466,587	254,700	35,413	4,668
Total assets	1,123,814	699,402	381,190	389,054
Long-term debt (includes current portion)	619,057	272,192	75,253	80,385
Total liabilities	736,490	416,755	102,280	99,684

	Year Ended December 31,
	2019	2018	2017	2016
Statements of Cash Flow Data:
Net cash provided by (used in):
Operating activities	$(234,261)	$(93,227)	$(54,892)	$(43,493)
Investing activities	(376,164)	(184,455)	(29,858)	(98,325)
Financing activities	602,607	260,204	13,960	275,936

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain information contained in this discussion and analysis, including information with respect to our plans, strategy, projections and expected timeline for our business and related financing, includes forward-looking statements. Forward-looking statements are estimates based upon current information and involve a number of risks and uncertainties. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. You should read “Part 1, Item 1A. Risk Factors” and “Cautionary Statement on Forward-Looking Statements” elsewhere in this Annual Report on Form 10-K (“Annual Report”) for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

The comparison of the years ended December 31, 2018 and 2017 can be found in our Annual Report on Form 10‑K for the year ended December 31, 2018 located within “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Overview

We are a global integrated gas-to-power infrastructure company that seeks to use natural gas to satisfy the world’s large and growing power needs. We deliver targeted energy solutions to customers around the world, thereby reducing their energy costs and diversifying their energy resources, while also reducing pollution and generating compelling margins. Our near-term mission is to provide modern infrastructure solutions to create cleaner, reliable energy while generating a positive economic impact worldwide. Our long-term mission is to become one of the world’s leading carbon emission-free independent power providing companies. We discuss this important goal in more detail in “Items 1 and 2: Business and Properties” under “Toward a Carbon-Free Future”.

As an integrated gas-to-power energy infrastructure company, our business model spans the entire production and delivery chain from natural gas procurement and liquefaction to logistics, shipping, terminals and conversion or development of natural gas-fired generation. We currently source LNG from long-term supply agreements with third party suppliers and from our own liquefaction facility in Miami, Florida. We expect that control of our vertical supply chain, from procurement to delivery of LNG, will help to reduce our exposure to future LNG price variations and enable us to supply our existing and future customers with LNG at a price that reinforces our competitive standing in the LNG market. Our strategy is simple: we seek to procure LNG at attractive prices using long-term agreements and through our own production, and we seek to sell natural gas (delivered through LNG infrastructure) or gas-fired power to customers that sign long-term, take-or-pay contracts.

Our Current Operations

Our management team has successfully employed our strategy to secure long-term contracts with significant customers in Jamaica and Puerto Rico, including Jamaica Public Service Company Limited (“JPS”), the sole public utility in Jamaica, South Jamaica Power Company Limited (“JPC”), an affiliate of JPS, Jamalco, a bauxite mining and alumina production in Jamaica, and the Puerto Rico Electric Power Authority (“PREPA”), each of which is described in more detail below. Our assets built to service these significant customers have been designed with capacity to service other customers.

We currently procure our LNG either by purchasing it under a contract from a supplier or by manufacturing it in our natural gas liquefaction and storage facility located in Miami-Dade County, Florida (the “Miami Facility”). Our long-term goal is to develop the infrastructure necessary to supply our existing and future customers with LNG produced primarily at our own facilities, including our expanded delivery logistics chain in Northern Pennsylvania (the “Pennsylvania Facility”).

Montego Bay Terminal

Our storage and regasification terminal in Montego Bay, Jamaica (the “Montego Bay Terminal”) serves as our supply hub for the north side of Jamaica, providing natural gas to JPS to fuel the 145MW Bogue Power Plant in Montego Bay, Jamaica. Our Montego Bay Terminal commenced commercial operations in October 2016 and is capable of processing up to 740,000 LNG gallons (61,000 MMBtu) per day and features approximately 7,000 cubic meters of onsite storage. The Montego Bay Terminal also consists of an ISO loading facility that can transport LNG to numerous on-island industrial users.

Old Harbour Terminal

Our marine LNG storage and regasification terminal in Old Harbour, Jamaica (the “Old Harbour Terminal”) commenced commercial operations in June 2019 and is capable of processing approximately six million gallons of LNG (500,000 MMBtu) per day. The Old Harbour Terminal supplies natural gas to the new 190MW Old Harbour power plant (the “Old Harbour Power Plant”) operated by JPC. The Old Harbour Terminal is also supplying natural gas to our dual-fired combined heat and power facility in Clarendon, Jamaica (the “CHP Plant”). The CHP Plant will supply electricity to JPS under a long-term power purchase agreement. The CHP Plant will also provide steam to Jamalco under a long-term take-or-pay steam supply agreement. We expect that the CHP Plant will begin to deliver energy capacity under the power purchase agreement and steam under the steam supply agreement in the first quarter of 2020.

San Juan Facility

We are finalizing the development of the micro-fuel handling facility in the Port of San Juan, Puerto Rico (the “San Juan Facility”). The San Juan Facility is currently being developed near the San Juan Power Plant and will serve as our supply hub for the San Juan Power Plant and other industrial end-user customers in Puerto Rico. We expect to begin to deliver natural gas under the Fuel Sale and Purchase Agreement with PREPA in the first quarter of 2020.

Miami Facility

Our Miami Facility began operations in April 2016. This facility has liquefaction capacity of approximately 100,000 gallons of LNG (8,300 MMBtu) per day and enables us to produce LNG for sales directly to industrial end-users in southern Florida, including Florida East Coast Railway via our train loading facility, and other customers throughout the Caribbean using ISO containers.

Other Development Projects

We are in the process of developing an LNG regasification terminal at the Port of Pichilingue in Baja California Sur, Mexico (the “La Paz Terminal”). Our La Paz Terminal is expected to supply approximately 455,000 gallons of LNG (37,565 MMBtu) per day, and we have received all necessary permits for onshore construction of the power plant that is expected to produce up to 135 MW.

In February 2020, we entered into a 25-year power purchase agreement with Nicaragua’s electricity distribution companies, and we expect to construct a new approximately 300 MW natural gas-fired power plant that will consume approximately 700,000 gallons of LNG (60,000 MMBtus) per day. In 2019, we signed a memorandum of understanding to develop a terminal in Angola to supply natural gas for power generation, and we are in active discussions to secure a definitive agreement in 2020.

Results of Operations – Year Ended December 31, 2019 compared to Year Ended December 31, 2018 (in thousands)

	Year Ended December 31,
	2019	2018	Change
Revenues
Operating revenue	$145,500	$96,906	$48,594
Other revenue	43,625	15,395	28,230
Total revenues	189,125	112,301	76,824
Operating expenses
Cost of sales	183,359	95,742	87,617
Operations and maintenance	26,899	9,589	17,310
Selling, general and administrative	152,922	62,137	90,785
Loss on mitigation sales	5,280	-	5,280
Depreciation and amortization	7,940	3,321	4,619
Total operating expenses	376,400	170,789	205,611
Operating loss	(187,275)	(58,488)	(128,787)
Interest expense	19,412	11,248	8,164
Other income, net	(2,807)	(784)	(2,023)
Loss on extinguishment of debt	-	9,568	(9,568)
Loss before taxes	(203,880)	(78,520)	(125,360)
Tax expense (benefit)	439	(338)	777
Net loss	$(204,319)	$(78,182)	$(126,137)

Revenues

Operating revenue from LNG and natural gas sales for the year ended December 31, 2019 was $145,500 which increased by $48,594 from $96,906 for the year ended December 31, 2018. The increase was primarily driven by volumes sold from the Old Harbour Terminal and increases in volumes sold to industrial end-users in Jamaica. During the second quarter of 2019, the Old Harbour Terminal commenced commercial operations, and we began to recognize revenue from our contract with JPC, adding $41,229 in operating revenue for the year ended December 31, 2019.

The increase in operating revenue was also attributable to additional sales at the Montego Bay Terminal. The delivered volume at the Montego Bay Terminal increased by 12.3 million gallons (1.0 TBtu) from 98.2 million gallons (8.1 TBtu) in 2018 to 110.5 million gallons (9.1 TBtu) in 2019. The increase in volumes delivered at the Montego Bay Terminal was primarily attributable to an increase in industrial end-user customers as well as an increase in consumption at an existing customer due to the customer’s installation of a new gas turbine that consumes approximately 60,500 gallons (5,000 MMBtu) per day. Of the delivered volumes, 8.8 million gallons (0.8 TBtu) and 3.1 million gallons (0.2 TBtu) were delivered to industrial end-users in 2019 and 2018, respectively.

Other revenue for the year ended December 31, 2019 was $43,625 which increased $28,230 from $15,395 for the year ended December 31, 2018. The increase was primarily due to the recognition of development services revenue of $27,308 for the year ended December 31, 2019, and this increase included $11,933 of revenue recognized for the completion of infrastructure projects for customers of the CHP Plant and $15,375 for the conversion of our customer’s infrastructure in Puerto Rico. Development services revenue is recognized from the construction and installation of equipment to transform customers’ facilities to operate utilizing natural gas or to allow customers to receive power or other outputs from our power generation facilities, and such services are included within certain long-term contracts to supply these customers with natural gas or outputs from our gas-fired facilities. We did not have any such projects during the year ended December 31, 2018. The Company also leases certain facilities and equipment, including the Montego Bay Terminal, to its customers which are accounted for either as direct financing leases or operating leases, and the interest recognized from direct financing leases or leasing revenue from operating leases is recognized within Other revenue. The remaining increase in Other revenue for the year ended December 31, 2019 was primarily driven by additional operating leases for equipment by industrial end-users.

Cost of sales

Cost of sales includes the procurement of feedgas or LNG, as well as shipping and logistics costs to deliver LNG or natural gas to our facilities or our customers. Our LNG and natural gas supply are purchased from third parties or converted in our Miami Facility. Costs to convert natural gas to LNG, including labor, depreciation, and other direct costs to operate our Miami Facility are also included in Cost of sales.

Cost of sales for the year ended December 31, 2019 was $183,359 which increased $87,617 from $95,742 for the year ended December 31, 2018. The increase in Cost of sales was primarily attributable to increased costs to purchase LNG from third parties, costs associated with development services, and increased charter costs; costs to produce LNG at our Miami Facility were substantially consistent with the prior year.  The weighted-average cost of LNG purchased from third parties increased from $0.64 per gallon ($7.72 per MMBtu) in 2018 to $0.73 per gallon ($8.81 per MMBtu) in 2019, which is inclusive of boil-off gas. The weighted-average cost of our inventory balance as of December 31, 2019 and 2018 was $0.64 per gallon ($7.69 per MMBtu) and $0.73 per gallon ($8.84 per MMBtu), respectively. The increase was also attributable to the increase in volumes delivered of 32% compared to the year ended December 31, 2018.

The costs recognized associated with development services were $24,228 for the year ended December 31, 2019; these costs included $10,541 of costs associated with the completion of infrastructure projects for customers of the CHP Plant and $13,687 of costs associated with the conversion of our customer’s infrastructure in Puerto Rico. We did not have any such costs during the year ended December 31, 2018.

The Company also incurred an increase in charter costs associated with our expanded charter fleet. Such charter costs increased Cost of sales by $14,328 for the year ended December 31, 2019 as compared with the year ended December 31, 2018.

Operations and maintenance

Operations and maintenance relates to costs of operating our Montego Bay Terminal, as well as our Miami Facility and Old Harbour Terminal, exclusive of costs to convert that are reflected in Cost of sales. Operations and maintenance for the year ended December 31, 2019 was $26,899, which increased $17,310 from $9,589 for the year ended December 31, 2018. The increase was primarily a result of higher costs associated with the operations of charter vessels, including a storage vessel for Puerto Rico, of $9,612 in the year ended December 31, 2019, as well as increased operating costs, including higher payroll and insurance expenses, as we continue to expand our operations.

Selling, general and administrative

Selling, general and administrative includes employee travel costs, insurance, and costs associated with development activities for projects that are in initial stages and development is not yet probable. Selling, general and administrative also includes compensation expenses for our corporate employees as well as professional fees for our advisors.

Selling, general and administrative for the year ended December 31, 2019, was $152,922 which increased $90,785 from $62,137 for the year ended December 31, 2018. The increase was primarily attributable to share-based compensation expense of $40,594, as well as increased headcount as compared to the prior year. The increase was also due to development costs incurred at the Pennsylvania Facility of approximately $19,500, as well as other development projects that currently do not qualify for capitalization. Such costs incurred in connection with the Pennsylvania Facility may be capitalizable in future periods once we issue a final notice to proceed to our engineering, procurement, and construction contractors. Costs incurred in future periods for other such projects may be capitalizable once we determine that we are fully committed to complete these projects. The remaining change was primarily due to increases in professional fees, payroll, and travel expenses.

Loss on mitigation sales

Loss on mitigation sales for the year ended December 31, 2019 was $5,280 which was attributable to losses incurred associated with undelivered quantities of LNG under firm purchase commitments due to storage capacity constraints. In these situations, our supplier will attempt to sell the undelivered quantity through a mitigation sale, and the losses incurred under the firm purchases are partially offset by this sale of the undelivered amount to third parties for amounts lower than the contracted price, which resulted in a loss of $5,280. We did not have such transactions during the year ended December 31, 2018.

Depreciation and amortization

Depreciation and amortization for the year ended December 31, 2019 was $7,940, which increased $4,619 from $3,321 for the year ended December 31, 2018. The increase is primarily a result of the depreciation of the Old Harbour Terminal which was placed in service in the second quarter of 2019, as well as a full year of amortization of intangible assets from the acquisition of Shannon LNG in November 2018.

Interest expense

Interest expense for the year ended December 31, 2019 was $19,412, which increased $8,164 from $11,248 for the year ended December 31, 2018, primarily as a result of the additional principal balance outstanding since March 2019 under the Term Loan Facility (as defined below). The increase in interest expense was partially offset by an increase in capitalized interest in the amount of $23,440 for the year ended December 31, 2019 as compared to the year ended December 31, 2018. All additional interest expense incurred in 2019 due to issuance of the Senior Secured Bonds and the Senior Unsecured Bonds (both defined below) was capitalized as part of our construction projects.

Other income, net

Other income, net for the year ended December 31, 2019 was ($2,807), which increased $2,023 from ($784) for the year ended December 31, 2018, primarily as a result of interest income partially offset by the unrealized loss on our investment in equity securities.

Loss on extinguishment of debt, net

Loss on extinguishment of debt was $0 for the year ended December 31, 2019 as we did not have any such transactions during the year. Loss on extinguishment of debt for the year ended December 31, 2018 was $9,568 which was primarily a result of the amendment to the Term Loan Facility on December 31, 2018.

Tax expense (benefit)

Tax expense for the year ended December 31, 2019 was $439, which increased $777 from a tax benefit of ($338) for the year ended December 31, 2018 due to decrease in taxable losses in a foreign jurisdiction.

Factors Impacting Comparability of Our Financial Results

Our historical results of operations and cash flows are not indicative of results of operations and cash flows to be expected in the future, principally for the following reasons:

•
Our historical financial results do not include significant projects that are near completion. Our historical financial statements only include our Montego Bay Terminal, Miami Facility, and certain industrial end-users. The Old Harbour Terminal commenced commercial operations during 2019, and a significant downstream customer of the Old Harbour Terminal, the Old Harbour Power Plant, is expected to be fully operational in 2020. As such, we expect this customer to purchase significant volumes on a take-or-pay basis from the Old Harbour Terminal throughout 2020 and future years. We also expect that the CHP Plant and the San Juan Facility will be fully operational beginning in 2020, and we expect to generate significant revenue from customers of these facilities under long-term contracts beginning in 2020. Our current results also do not include revenue and operating results from other projects under development including the La Paz Terminal, the LNG regasification terminal and power plant in Puerto Sandino, Nicaragua (the “Puerto Sandino Terminal”), the LNG terminal in Angola (the “Angola Terminal”), and the LNG terminal on the Shannon Estuary near Ballylongford, Ireland (the “Ireland Terminal”).

•
Our historical financial results do not reflect the long term LNG supply agreement that will lower the cost of our LNG supply from 2022 to 2030. We currently purchase the majority of our supply of LNG from third parties. For the years ended December 31, 2019 and 2018, we sourced 93% and 91%, respectively, of our LNG volumes from third parties. Our cost of sales for the year-ended December 31, 2019 reflected an average cost of LNG purchased from third parties of $0.73 per gallon ($8.81 per MMBtu), predominately purchased under a firm purchase commitment entered into in December 2018. During 2019, the market price for LNG dropped significantly, and we have executed a firm commitment to purchase 27.5 TBtus annually beginning in 2022 at prices that are expected to be significantly lower than inventory purchased in 2019. Further, we believe that we will take advantage of the current market pricing for LNG to supply our expanding operations, resulting in an overall lower average cost of LNG in future periods.

•
We continue to incur incremental selling, general and administrative expenses related to our transition to a publicly traded company. We completed our IPO on February 4, 2019, and throughout 2019 we have incurred direct, incremental general and administrative expenses as a result of being a publicly traded company, including costs associated with the employment of additional personnel, compliance with Securities and Exchange Commission rules and regulations, annual and quarterly reports to our common shareholders, registrar and transfer agent fees, national stock exchange fees, audit fees, incremental director and officer liability insurance costs, and director and officer compensation.

Additionally, we have incurred costs associated with the initial implementation of our Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) Section 404 internal controls. However, at the point that we no longer qualify as an emerging growth company under the JOBS Act (defined below), we expect to incur additional costs associated with providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, as well as additional audit costs resulting from PCAOB requirements.

Liquidity and Capital Resources

We believe we will have sufficient liquidity, cash flow from operations, and access to additional capital sources to fund our capital expenditures and working capital needs for the next 12 months. We expect to fund our current operations and continued development of additional facilities through a combination of cash on hand and additional borrowings from the Senior Secured Bonds, Senior Unsecured Bonds, and the Credit Agreement (all defined below).

Our IPO was completed on February 4, 2019, and we raised net proceeds of $268,010, inclusive of additional net proceeds raised from the exercise of the underwriter’s option to purchase additional shares and after deducting underwriting discounts and commissions and transaction costs. On March 21, 2019, we drew the remaining availability on our Term Loan Facility (defined below) and had $495,000 of outstanding principal as of December 31, 2019. On September 5, 2019, we issued approximately $117,000 in Senior Secured Bonds and Senior Unsecured Bonds, and in December 2019, we issued an additional $63,000 in Senior Secured Bonds, which was fully funded by January 2020.  In January 2020, we borrowed $800,000 under the Credit Agreement, and repaid the Term Loan Facility in full. No principal payments are due under the Senior Secured and Senior Unsecured Bonds for at least seven years; no principal payments are due under the Credit Agreement until maturity in January 2023.

We have assumed total expenditures for all completed and existing projects to be approximately $858 million, with approximately $618 million having already been spent through December 31, 2019. This estimate represents the expenditures necessary to complete construction of the CHP Plant, the San Juan Facility, and the La Paz Terminal, as well as expected expenditures to serve new industrial end-users. We except to be able to fund all such committed projects with a combination of cash on hand, as well as the proceeds from the Credit Agreement, Senior Secured Bonds, and Senior Unsecured Bonds received after year-end of approximately $311 million. Through December 31, 2019, we have spent approximately $165 million to develop the Pennsylvania Facility. Approximately $20 million of construction and development costs have been expensed as we have not issued a final notice to proceed to our engineering, procurement, and construction contractors. Cost for land, as well as engineering and equipment that could be deployed to other facilities of approximately $145 million, has been capitalized.

Cash Flows

The following table summarizes the changes to our cash flows for the years ended December 31, 2019 and 2018, respectively:

	Year Ended December 31,
(in thousands)	2019	2018	Change
Cash flows from:
Operating activities	$(234,261)	$(93,227)	$(141,034)
Investing activities	(376,164)	(184,455)	(191,709)
Financing activities	602,607	260,204	342,403
Net (decrease) in cash, cash equivalents, and restricted cash	$(7,818)	$(17,478)	$9,660

Cash (used in) operating activities

Our cash flow used in operating activities was $234,261 for the year ended December 31, 2019, which increased by $141,034 from $93,227 for the year ended December 31, 2018. For both the years ended December 31, 2019 and 2018, we had net losses that comprised a significant portion of cash used in operating activities due to the continued expansion of our business activities. The loss in the year ended December 31, 2019 reflects non-cash share-based compensation expense, which was excluded from the cash used in operating activities. Cash flows used in operating activities for the year ended December 31, 2019 was also significantly impacted by increases in inventories and receivables. The increase in receivables was primarily due to higher LNG and natural gas sales comparing to the year ended December 31, 2018. The remaining increase was mainly attributable to the increases in Other assets related to costs to deliver development services to our customers. These increases were partially offset by increases in other liabilities, partially due to increases in contract liabilities related to a significant customer contract.

Cash (used in) investing activities

Our cash flow used in investing activities was $376,164 for the year ended December 31, 2019, which increased by $191,709 from $184,455 for the year ended December 31, 2018. The increase in cash flow used in investing activities was due to the increase in capital expenditures to complete the Old Harbour Terminal, as well as construction of the CHP Plant, the San Juan Facility, the La Paz Terminal, and the Pennsylvania Facility.

Cash provided by financing activities

Our cash flow provided by financing activities was $602,607 for the year ended December 31, 2019, which increased by $342,403 from $260,204 for the year ended December 31, 2018. The increase in cash flow provided by financing activities is due to the issuance of Senior Secured Bonds and Senior Unsecured Bonds of $127,856 in September 2019 and December 2019, additional borrowings under the Term Loan Facility of $220,000 in March 2019, and the net proceeds received from our IPO in February 2019.

Long-Term Debt

The Credit Agreement

On January 10, 2020, the Company entered into a credit agreement to borrow $800,000 in term loans (the “Credit Agreement”). The Credit Agreement will mature in January 2023 with the full principal balance due upon maturity. Interest is payable quarterly and is based on a LIBOR rate divided by one minus the applicable reserve requirement, subject to a floor of 1.50%, plus a margin of 6.25%. The interest rate margin increases each year of the term by 1.50%. Loans may be prepaid, at the option of the Company, at any time without premium. We have used a portion of the proceeds received to extinguish the Term Loan Facility (defined below).

The Company will be required to comply with certain financial covenants as well as usual and customary affirmative and negative covenants, including limitations on liens and incurring additional indebtedness. The facility also provides for customary events of default and cure provisions.

Proceeds received were net of upfront and structuring fees, which, together with other third party fees and expenses paid in connection with obtaining this financing, will be recorded as a reduction to the principal balance on the consolidated balance sheet.

Term Loan Facility

On August 16, 2018, the Company entered into a credit agreement with a syndicate of two lenders to borrow up to an aggregate principal amount of $240,000. On December 31, 2018, the Company amended this credit agreement (as amended, the “Term Loan Facility”) to, among other things, (i) increase the amount available for borrowing thereunder from $240,000 to $500,000, (ii) extend the initial maturity date to December 31, 2019, (iii) modify certain provisions relating to restrictive covenants and existing financial covenants, and (iv) remove the mandatory prepayment required with the net proceeds received in connection with an IPO. As of December 31, 2018, the outstanding principal balance under the Term Loan Facility was $280,000.

On March 21, 2019, the Company drew an additional $220,000, bringing our total outstanding borrowings to $500,000 under the Term Loan Facility, and as of December 31, 2019, the total principal amount outstanding under the Term Loan Facility was $495,000.

All borrowings under the Term Loan Facility bore interest at a rate selected by us of either (i) LIBOR divided by one minus the applicable reserve requirement plus a spread of 4% or (ii) subject to a floor of 1%, a Base Rate equal to the higher of (a) the Prime Rate, (b) the Federal Funds Rate plus 1/2 of 1% or (c) the 1-month LIBOR rate plus 1.00% plus a spread of 3.0%. The Term Loan Facility was repayable in quarterly installments of $1,250 with a balloon payment due at maturity.

The Term Loan Facility was secured by mortgages on certain properties owned by our subsidiaries, in addition to other collateral. The Term Loan Facility was amended in the third quarter of 2019 to allow certain properties of a consolidated subsidiary to secure the Senior Secured Bonds (defined below). We were also required to comply with certain financial covenants and other restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments, and dispositions.

In connection with obtaining the Term Loan Facility and the extinguishment of our prior debt facilities, we recognized a loss on extinguishment of debt of $9,568 in the consolidated statements of operations and comprehensive loss. The total unamortized deferred financing costs as of December 31, 2018 were $7,808. In 2019, we paid $4,400 of additional fees in connection with the $220,000 draw on the Term Loan Facility. These fees were capitalized as a reduction to the Term Loan Facility on the consolidated balance sheets, and all deferred financing costs associated with the Term Loan Facility were amortized over the term of the Term Loan Facility, through December 31, 2019. As such, there were no unamortized deferred financing costs as of December 31, 2019.

The Term Loan Facility had a maturity date of December 31, 2019 with an option to extend the maturity date for two additional six-month periods. Upon the exercise of each extension option, we would pay a fee equal to 1.0% of the outstanding principal balance at the time of the exercise, and the spread on LIBOR and Base Rate would increase by 0.5%. On December 30, 2019, the Company entered into an amendment with the lenders to extend the maturity to January 21, 2020. Prior to this new maturity date, we repaid the full amount outstanding, using proceeds from the Credit Agreement to extinguish the Term Loan Facility.

South Power Senior Secured Bonds and Senior Unsecured Bonds

On September 2, 2019, NFE South Power Holdings Limited (“South Power”), a consolidated subsidiary of the Company, entered into a facility for the issuance of secured and unsecured bonds (the “Senior Secured Bonds” and “Senior Unsecured Bonds”, respectively) and subsequently issued $73,317 and $43,683 in Senior Secured Bonds and Senior Unsecured Bonds, respectively. The Senior Secured Bonds are secured by the CHP Plant and related receivables and assets, and the proceeds will be used to fund the completion of the CHP Plant and to reimburse shareholder advances. In the fourth quarter of 2019, South Power issued an additional $63,000 in Senior Secured Bonds. We received $10,856 of the proceeds in 2019 and received the remaining proceeds of $52,144 in January 2020.

The Senior Secured Bonds bear interest at an annual fixed rate of 8.25% and will mature 15 years from the closing date of each issuance. No principal payments will be due for the first seven years. After seven years, quarterly principal payments of approximately 1.6% of the original principal amount will be due, with a 50% balloon payment due upon maturity. Interest payments on outstanding principal balances will be due quarterly.

The Senior Unsecured Bonds bear interest at an annual fixed rate of 11.00% and will mature in September 2036. No principal payments will be due for the first nine years. Beginning in 2028, principal payments will be due quarterly on an escalating schedule. Interest payments on outstanding principal balances will be due quarterly.

South Power will be required to comply with certain financial covenants as well as customary affirmative and negative covenants, including limitations on incurring additional indebtedness. The facility also provides for customary events of default, prepayment, and cure provisions.

The Company paid approximately $3,892 of fees in connection with the issuance of Senior Secured Bonds and Senior Unsecured Bonds. These fees were capitalized on a pro-rata basis as a reduction of the Senior Secured Bonds and Senior Unsecured Bonds on the consolidated balance sheets. The total unamortized deferred financing costs as of December 31, 2019 was $3,799.

Off Balance Sheet Arrangements

As of December 31, 2019 and 2018, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

Contractual Obligations

We are committed to make cash payments in the future pursuant to certain contracts. The following table summarizes certain contractual obligations in place as of December 31, 2019:

(in thousands)	Total	Less than 1 year	Years 2 to 3	Years 4 to 5	More than 5 years
Long-term debt obligations	$893,308	$512,262	$32,103	$32,103	$316,840
Purchase obligations	541,375	285,618	237,290	12,629	5,838
Operating lease obligations	132,333	37,776	53,865	14,234	26,458
Total	$1,567,016	$835,656	$323,258	$58,966	$349,136

Long-Term debt obligations

For information on our long-term debt obligations, see “—Liquidity and Capital Resources—Long-Term Debt.” The amounts included in the table above are based on the total debt balance, scheduled maturities, and interest rates in effect as of December 31, 2019.

We repaid the Term Loan Facility in January 2020, including the full principal amount outstanding of $495,000 and accrued interest of $1,196. The amounts disclosed in the contractual obligations above include the outstanding principal and accrued interest as of the date the Term Loan Facility was extinguished.

In 2019, we issued $180,000 of Senior Secured Bonds and Senior Unsecured Bonds. Principal payments do not begin to become due until 2026. A portion of the proceeds for bonds issued was not received until January 2020, however, the amounts disclosed in the contractual obligations table above includes the $180,000 principal balance and associated interest for the Senior Secured Bonds and Senior Unsecured Bonds after the receipt of all proceeds.

On January 10, 2020, the Company borrowed $800,000 in term loans under the Credit Agreement. The amounts disclosed in the contractual obligations table above do not include the Credit Agreement as we entered into the Credit Agreement subsequent to December 31, 2019.

Purchase obligations

The Company is party to contractual purchase commitments. These contracts are principally take-or-pay contracts, which require the purchase of minimum quantities of LNG and natural gas, and these commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements.

In 2018, the Company entered into a 15-year agreement with an affiliate of Chesapeake Energy Corporation for gas supply to our Pennsylvania Facility. The terms of the agreement are subject to certain conditions precedent under our control before the agreement is effective. These conditions have not yet been met, and as such, this commitment is excluded from the table above.

The Company currently has two contracts in place for the purchase of feedgas under take-or-pay minimum volume obligations. These commitments are structured to assure the Miami Facility has uninterrupted supply and the minimum volumes are not expected to be in excess of normal requirements. Deliveries under these contracts are scheduled between March 2019 and November 2025.

In December 2018, the Company entered into a contract with Centrica LNG Company Limited for the purchase of 29 firm cargoes of 1.1 billion gallons of LNG (86.7 million MMBtu) scheduled for delivery between June 2019 and December 2021. Payment for each cargo is due in advance of each shipment. As of December 31, 2019, the Company is committed to purchase 25 remaining cargoes with 13 scheduled for delivery in 2020 and the remaining 12 cargoes scheduled for delivery in 2021.

 On February 7, 2020, the Company entered into a long-term natural gas supply agreement for the purchase of 27.5 TBtu per year of LNG at a price indexed to Henry Hub from January 2022 to January 2030. Using the Henry Hub index as of December 31, 2019, we will be committed to LNG purchases of approximately $150 million per year from January 2022 to January 2030.

Operating Lease obligations

Future minimum lease payments under non-cancellable operating leases are noted in the above table. The Company’s lease obligations are primarily related to LNG vessel time charters, marine port leases, office space, and a land lease.

The Company currently has four vessels under time charter leases with non-cancellable terms ranging from two to seven years. The lease commitments in the table above include only the lease component of these arrangements due over the non-cancellable term and does not include any operating services.

We have leases for port space and a land site for the development of our facilities. Terms for leases of port space range from 20 to 25 years. The land site lease is held with an affiliate of the Company and has a remaining term of approximately five years.

Office space includes a space shared with affiliated companies in New York with a month to month lease, and an office space in downtown Miami with a lease term of 84 months.

Summary of Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Changes in facts and circumstances or additional information may result in revised estimates, and actual results may differ from these estimates. Management evaluates its estimates and related assumptions regularly and will continue to do so as we further grow our business. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Revenue recognition

The Company’s primary revenue stream is the sale of LNG and natural gas to customers, which is presented as Operating revenue in the consolidated statements of operations and comprehensive loss. Natural gas is typically delivered by pipeline into the customer’s power generation facilities, and LNG is typically delivered in containers transported by truck to customer sites. Revenue from sales of natural gas delivered by pipeline to a power generation facility is recognized over time under the output method, as the customer takes control of the natural gas. Revenue from sales of LNG delivered by truck is recognized at the point in time at which physical possession and the risks and rewards of ownership transfer to the customer, either when the containers are shipped or delivered to the customers’ storage facilities, depending on the terms of the contract.

The Company has concluded that variable consideration included in these agreements meets the exception for allocating variable consideration to each unit sold under the contract. As such, the variable consideration for these contracts is allocated to each distinct unit of LNG or natural gas delivered and recognized when that distinct unit of LNG or natural gas is delivered to the customer.

The Company’s contracts with customers to supply LNG or natural gas may contain a lease of equipment. The Company allocates consideration received from customers between lease and non-lease components based on the relative fair value of each component. The fair value of the lease component is estimated based on the estimated standalone selling price of the same or similar equipment leased to the customer. The Company estimates the fair value of the non-lease component by forecasting volumes and pricing of gas to be delivered to the customer over the lease term. The estimated fair value of the leased equipment, as a percentage of the estimated total revenue from LNG or natural gas and leased equipment at inception, will establish the allocation percentage to determine the minimum lease payments and the amount to be accounted for under the revenue recognition guidance.

The leases of certain facilities and equipment to customers are accounted for as direct financing or operating leases. Finance leases, net represents the minimum lease payments due, net of unearned revenue. The lease payments are segregated into principal and interest components similar to a loan. Unearned revenue is recognized on an effective interest method over the lease term and is included in Other revenue in the consolidated statements of operations and comprehensive loss. The principal components of the lease payment are reflected as a reduction to the net investment in the finance lease. For the Company’s operating leases, the amount allocated to the leasing component is recognized over the lease term as Other revenue in the consolidated statements of operations and comprehensive loss.

In addition to the revenue recognized from the leasing components of agreements with customers, Other revenue includes development services revenue recognized from the construction and installation of equipment to transform customers’ facilities to operate utilizing natural gas or to allow customers to receive power or other outputs from our power generation facilities. Revenue from these development services is recognized over time as the Company transfers control of the asset to the customer, unless the customer is not able to obtain control over the asset under development until such services are completed, in which case, revenue is recognized when the services are completed and the customer has control of the infrastructure. Such agreements may also include a significant financing component, and the Company recognizes revenue for the interest income component over the term of the financing as Other revenue.

Development services are typically included in arrangements that include other distinct performance obligations, and the Company allocates the transaction price to each performance obligation based on its standalone selling price (“SSP”) in relation to the aggregate value of the SSP of all performance obligations in the arrangement. Some of our performance obligations have observable inputs that are used to determine the SSP of those distinct performance obligations. Where SSP is not directly observable, the Company primarily determines the SSP using the cost-plus approach. In the circumstances when available information to determine SSP is highly variable or uncertain, the Company uses the residual approach.

Impairment of long-lived assets

We perform a recoverability assessment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indicators may include, but are not limited to, adverse changes in the regulatory environment in a jurisdiction where we operate, unfavorable events impacting the supply chain for LNG to our operations, a decision to discontinue the development of a long-lived asset, early termination of a significant customer contract, or the introduction of newer technology. We exercise judgment in determining if any of these events represent an impairment indicator requiring a recoverability assessment.

Our business model requires investments in infrastructure often concurrently with our customer’s investments in power generation or other assets to utilize LNG. Our costs to transport and store LNG are based upon our customer’s contractual commitments once their assets are fully operational. We expect revenue under these contracts to exceed construction and operational costs, based on the expected term and revenue of these contracts. Additionally, our infrastructure assets are strategically located to provide critical inputs to our committed customer’s operations and our locations allow us to expand to additional opportunities within existing markets.

We have considered that the market price of LNG can vary widely, including recent decreases throughout 2019. Due to the decline in LNG prices, we executed a firm commitment to purchase 27.5 TBtus annually beginning in 2022 at prices that are expected to be significantly lower than inventory purchased in 2019. Further, we believe that we will take advantage of the current market pricing for LNG to supply our expanding operations, resulting in an overall lower average cost of LNG in future periods. Our long-term, take-or pay contracts to deliver natural gas or LNG to our customers also limit our exposure to fluctuations in natural gas and LNG as our pricing is based on the Henry Hub index plus a contractual spread. Based on the nature of our contracts and the market value of the underlying assets, we do not believe that changes in the price of LNG indicate that a recoverability assessment of our assets is necessary. Further, we plan to utilize our own liquefaction facilities to manufacture our own LNG at attractive prices, and secure LNG to supply our expanding operations and reduce our exposure to future LNG price variations in the long term.

When performing a recoverability assessment, the Company measures whether the estimated future undiscounted net cash flows expected to be generated by the asset exceeds its carrying value. In the event that an asset does not meet the recoverability test, the carrying value of the asset will be adjusted to fair value resulting in an impairment charge. Management develops the assumptions used in the recoverability assessment based on active contracts, current and future expectations of the global demand for LNG and natural gas, as well as information received from third party industry sources.

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

Interest Rate Risk

Debt that we incurred under the Term Loan Facility bore interest at a variable rate and exposed us to interest rate risk. Interest is calculated under the terms of the Term Loan Facility based on our selection, from time to time, of one of the index rates available to us plus an applicable margin that varies based on certain factors. See “—Liquidity and Capital Resources—Long-Term Debt.” As of December 31, 2019, the principal amount outstanding for the Term Loan Facility was $495,000. The impact on interest expense of a 1% increase or decrease in the interest rate of the Term Loan Facility would be approximately $4,950 per year.

Subsequent to December 31, 2019, we borrowed $800,000 in term loans under the Credit Agreement, and the loan proceeds were received in January 2020. The Credit Agreement bears interest based on a LIBOR rate plus a fixed margin. As proceeds from the Credit Agreement were used to repay the Term Loan Facility in full, our future exposure to changes in interest rates will be primarily limited to borrowings outstanding under the Credit Agreement. The impact on interest expense of a 1% increase or decrease in the interest rate of the Credit Agreement would be approximately $8,000 per year.

The Senior Secured Bonds and Senior Unsecured Bonds were issued with a fixed rate of interest, and as such, a change in interest rates would impact the fair value of the Senior Secured Bonds and Senior Unsecured Bonds but such a change would have no impact on our results of operations or cash flows.

We do not currently have any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

Foreign Currency Exchange Risk

We primarily conduct our operations in U.S. dollars, and as such, our results of operations and cash flows have not materially been impacted by fluctuations due to changes in foreign currency exchange rates. We currently incur a limited amount of costs in foreign jurisdictions that are paid in local currencies, but we expect our international operations to continue to grow in the near term. We do not currently have any derivative arrangements to protect against fluctuations in foreign exchange rates, but to mitigate the effect of fluctuations in exchange rates on our operations, we may enter into various derivative instruments.

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

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2019 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during our last quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

As of December 31, 2019, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework (2013)”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2019.

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is set forth in the Company’s Proxy Statement to be filed with the SEC within 120 days after December 31, 2019 in connection with our 2020 annual meeting of shareholders and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item 11 is set forth in the Company’s Proxy Statement to be filed with the SEC within 120 days after December 31, 2019 in connection with our 2020 annual meeting of shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is set forth in the Company’s Proxy Statement to be filed with the SEC within 120 days after December 31, 2019 in connection with our 2020 annual meeting of shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is set forth in the Company’s Proxy Statement to be filed with the SEC within 120 days after December 31, 2019 in connection with our 2020 annual meeting of shareholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item 14 is set forth in the Company’s Proxy Statement to be filed with the SEC within 120 days after December 31, 2019 in connection with our 2020 annual meeting of shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements.

See “Index to Financial Statements” set forth on page F-1.

(2)	Financial Statement Schedules.

See Schedule I and Schedule II set forth on page F-31.

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

4.1*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1
Contribution Agreement, dated February 4, 2019, by and among New Fortress Energy LLC, New Fortress Intermediate LLC, New Fortress Energy Holdings LLC, NFE Atlantic Holdings LLC and NFE Sub LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38790), filed with the Commission on February 5, 2019)

10.2
Amended and Restated Limited Liability Company Agreement of New Fortress Intermediate LLC, dated February 4, 2019 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 001-38790), filed with the Commission on February 5, 2019)

10.3†
New Fortress Energy LLC 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-229507), filed with the Commission on February 4, 2019)

10.4†
Form of Director Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-228339), filed with the Commission on December 24, 2018)

10.5†
Offer Letter, dated March 14, 2017, by and between NFE Management LLC and Christopher Guinta (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-228339), filed with the Commission on January 14, 2019)

10.6†
Offer Letter, dated August 30, 2018, by and between NFE Management LLC and Michael J. Utsler (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement ono Form S-1/A (File No. 333-228339), filed with the Commission on January 14, 2019)

10.7
Shareholders’ Agreement, dated February 4, 2019, by and among New Fortress Energy LLC, New Fortress Energy Holdings LLC, Wesley R. Edens and Randal A. Nardone (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 001-38790), filed with the Commission on February 5, 2019)

10.8
Administrative Services Agreement, dated February 4, 2019, by and between New Fortress Intermediate LLC and FIG LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K (File No. 001-38790), filed with the Commission on February 5, 2019)

Exhibit Number	Description
10.9
Credit Agreement, dated August 15, 2018, by and between New Fortress Energy Holdings LLC, NFE Atlantic Holdings LLC, as borrower, Morgan Stanley Senior Funding, Inc., as administrative agent and the subsidiary guarantors and lenders parties thereto (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-228339), filed with the Commission on November 9, 2018)

‡10.10
Gas Sales Agreement, dated August 5, 2015, by and between New Fortress Energy LLC and Jamaica Public Service Company Limited (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-228339), filed with the Commission on November 9, 2018)

‡10.11
First Amendment to Gas Sales Agreement, dated May 23, 2016, by and between NFE North Holdings Limited and Jamaica Public Service Company Limited (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-228339), filed with the Commission on November 9, 2018)

10.12†	Indemnification Agreement (Edens) (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K (File No. 001-38790), filed with the Commission on February 5, 2019)
10.13†	Indemnification Agreement (Guinta) (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K (File No. 001-38790), filed with the Commission on February 5, 2019)
10.14†	Indemnification Agreement (Utsler) (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K (File No. 001-38790), filed with the Commission on February 5, 2019)
10.15†	Indemnification Agreement (Catterall) (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K (File No. 001-38790), filed with the Commission on February 5, 2019)
10.16†	Indemnification Agreement (Grain) (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K (File No. 001-38790), filed with the Commission on February 5, 2019)
10.17†	Indemnification Agreement (Griffin) (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K (File No. 001-38790), filed with the Commission on February 5, 2019)
10.18†	Indemnification Agreement (Mack) (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K (File No. 001-38790), filed with the Commission on February 5, 2019)
10.19†	Indemnification Agreement (Nardone) (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K (File No. 001-38790), filed with the Commission on February 5, 2019)
10.20†	Indemnification Agreement (Wanner) (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K (File No. 001-38790), filed with the Commission on February 5, 2019)
10.21†	Indemnification Agreement (Wilkinson) (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 8-K (File No. 001-38790), filed with the Commission on February 5, 2019)
10.22
Amendment Agreement to Credit Agreement, dated December 31, 2018, by and among New Fortress Energy Holdings LLC, NFE Atlantic Holdings LLC, as the borrower, Morgan Stanley Senior Funding, Inc., as administrative agent and the subsidiary guarantors and lenders parties thereto (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-228339), filed with the Commission on January 14, 2019)

10.23
Amendment Agreement, dated as of February 11, 2019 to Credit Agreement, dated as of August 15, 2018 and as amended and restated as of December 31, 2018, among New Fortress Intermediate LLC, NFE Atlantic Holdings LLC, the subsidiary guarantors from time to time party thereto, lenders parties thereto and Morgan Stanley Senior Funding, Inc., as administrative agent. (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 10-K (File No. 001-38790), filed with the Commission on March 26, 2019)

10.24
Second Amendment Agreement, dated as of March 13, 2019 to the Credit Agreement, dated as of August 15, 2018 and as amended and restated as of December 31, 2018, and as amended as of February 11, 2019, among New Fortress Intermediate LLC, NFE Atlantic Holdings LLC, the subsidiary guarantors from time to time party thereto, lenders parties thereto and Morgan Stanley Senior Funding, Inc., as administrative agent. (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-K (File No. 001-38790), filed with the Commission on March 26, 2019)

Exhibit Number	Description
10.25
Master LNG Sale and Purchase Agreement, dated December 20, 2016, by and between Centrica LNG Company Limited and NFE North Trading Limited (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-228339), filed with the Commission on January 14, 2019)

10.26
Engineering, Procurement and Construction Agreement for the Marcellus LNG Production Facility I, dated January 8, 2019, by and between Bradford County Real Estate Partners LLC and Black & Veatch Construction, Inc. (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-228339), filed with the Commission on January 25, 2019)

10.27†
Indemnification Agreement, dated as of March 17, 2019, by and between New Fortress Energy LLC and Yunyoung Shin (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K (File 001-38790), filed with the Commission on March 26, 2019)

10.28
Credit Agreement, dated January 10, 2020, by and among New Fortress Intermediate LLC, NFE Atlantic Holdings LLC, each person listed as a guarantor on the signature pages thereto, the lenders from time to time party thereto and Cortland Capital Market Services LLC, as collateral agent and administrative agent (incorporated by reference to Exhibit 10.1 to the  Registrant’s Form 8-K (File No. 001-38790), filed with the Commission on January 13, 2020)

10.29
Third Amendment Agreement, dated as of September 2, 2019, to the Credit Agreement, dated as of August 15, 2018 and as amended and restated as of December 31, 2018, and as amended as of February 11, 2019 and March 13, 2019, among New Fortress Intermediate LLC, NFE Atlantic Holdings LLC, the subsidiary guarantors from time to time party thereto, lenders parties thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38790), filed with the Commission on September 6, 2019)

10.30†
Form of Employee Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38790), filed with the Commission on May 15, 2019)

10.31*†	Separation Agreement, dated as of November 25, 2019, between NFE Management LLC and Michael J. Utsler
21.1*	List of Subsidiaries of New Fortress Energy LLC
23.1*	Consent of Ernst & Young L.L.P.
31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2**	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed as an exhibit to this Annual Report

**	Furnished as an exhibit to this Annual Report

†	Compensatory plan or arrangement

‡	Confidential treatment was granted with respect to certain portions of this exhibit. Omitted portions filed separately with the SEC.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW FORTRESS ENERGY LLC
Date: March 4, 2020
	By:	/s/ Christopher S. Guinta
	Name:	Christopher S. Guinta
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Wesley R. Edens	Chief Executive Officer and Chairman (Principal Executive Officer)	March 4, 2020
Wesley R. Edens

/s/ Christopher S. Guinta	Chief Financial Officer (Principal Financial Officer)	March 4, 2020
Christopher S. Guinta

/s/ Yunyoung Shin	Chief Accounting Officer (Principal Accounting Officer)	March 4, 2020
Yunyoung Shin

/s/ Randal A. Nardone	Director	March 4, 2020
Randal A. Nardone

/s/ C. William Griffin	Director	March 4, 2020
C. William Griffin

/s/ John J. Mack	Director	March 4, 2020
John J. Mack

/s/ Matthew Wilkinson	Director	March 4, 2020
Matthew Wilkinson

/s/ David J. Grain	Director	March 4, 2020
David J. Grain

/s/ Desmond Iain Catterall	Director	March 4, 2020
Desmond Iain Catterall

/s/ Katherine E. Wanner	Director	March 4, 2020
Katherine E. Wanner

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of New Fortress Energy LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Fortress Energy LLC (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Philadelphia, Pennsylvania
March 4, 2020

New Fortress Energy LLC
Consolidated Balance Sheets
As of December 31, 2019 and 2018
(in thousands of U.S. dollars, except share amounts)

	December 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$27,098	$78,301
Restricted cash	30,966	30
Receivables, net of allowances of $0 and $257, respectively	49,890	28,530
Inventory	63,432	15,959
Finance leases, net	1,082	943
Prepaid expenses and other current assets	38,652	30,017
Total current assets	211,120	153,780

Restricted cash	34,971	22,522
Construction in progress	466,587	254,700
Property, plant and equipment, net	192,222	94,040
Finance leases, net	91,174	92,207
Intangibles, net	43,540	43,057
Investment in equity securities	2,540	3,656
Deferred tax asset, net	34	185
Other non-current assets	81,626	35,255
Total assets	$1,123,814	$699,402

Liabilities
Current liabilities
Term loan facility	$-	$272,192
Accounts payable	11,593	43,177
Accrued liabilities	54,943	67,512
Due to affiliates	10,252	4,481
Other current liabilities	25,475	17,393
Total current liabilities	102,263	404,755

Long-term debt	619,057	-
Deferred tax liability, net	241	-
Other long-term liabilities	14,929	12,000
Total liabilities	736,490	416,755

Commitments and contingences (Note 19)

Stockholders’ equity
Members’ capital, no par value, 500,000,000 shares authorized, 67,983,095 shares issued and outstanding as of December 31, 2018	-	426,741
Class A shares, 23,607,096 shares, issued and outstanding as of December 31, 2019; 0 shares issued and outstanding as of December 31, 2018	130,658	-
Class B shares, 144,342,572 shares, issued and outstanding as of December 31, 2019; 0 shares issued and outstanding as of December 31, 2018	-	-
Accumulated deficit	(45,823)	(158,423)
Accumulated other comprehensive loss	(30)	(11)
Total stockholders’ equity attributable to NFE	84,805	268,307
Non-controlling interest	302,519	14,340
Total stockholders’ equity	387,324	282,647
Total liabilities and stockholders’ equity	$1,123,814	$699,402

The accompanying notes are an integral part of these consolidated financial statements.

New Fortress Energy LLC
Consolidated Statements of Operations and Comprehensive Loss
For the years ended December 31, 2019, 2018 and 2017
(in thousands of U.S. dollars, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues
Operating revenue	$145,500	$96,906	$82,104
Other revenue	43,625	15,395	15,158
Total revenues	189,125	112,301	97,262

Operating expenses
Cost of sales	183,359	95,742	78,692
Operations and maintenance	26,899	9,589	7,456
Selling, general and administrative	152,922	62,137	33,343
Loss on mitigation sales	5,280	-	-
Depreciation and amortization	7,940	3,321	2,761
Total operating expenses	376,400	170,789	122,252

Operating loss	(187,275)	(58,488)	(24,990)

Interest expense	19,412	11,248	6,456
Other income, net	(2,807)	(784)	(301)
Loss on extinguishment of debt, net	-	9,568	-
Loss before taxes	(203,880)	(78,520)	(31,145)
Tax expense (benefit)	439	(338)	526
Net loss	(204,319)	(78,182)	(31,671)
Net loss attributable to non-controlling interest	170,510	106	-
Net loss attributable to stockholders	$(33,809)	$(78,076)	$(31,671)

Net loss per share – basic and diluted	$(1.62)

Weighted average number of shares outstanding – basic and diluted	20,862,555

Other comprehensive loss:
Net loss	$(204,319)	$(78,182)	$(31,671)
Unrealized loss on currency translation adjustment	219	-	-
Unrealized loss (gain) on available-for-sale investment	-	2,677	(1,303)
Comprehensive loss	(204,538)	(80,859)	(30,368)
Comprehensive loss attributable to non-controlling interest	170,699	106	-
Comprehensive loss attributable to stockholders	$(33,839)	$(80,753)	$(30,368)

The accompanying notes are an integral part of these consolidated financial statements.

New Fortress Energy LLC
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2019, 2018 and 2017
(in thousands of U.S. dollars, except per share amounts)

	Members’ Capital		Class A shares		Class B shares		Stock subscription receivable	Accumulated deficit	Accumulated other comprehensive (loss) income	Non-controlling Interest	Total stockholders’ equity
	Units	Amounts	Shares	Amount	Shares	Amount
Balance as of January 1, 2017	65,000,000	$336,683	-	$-	-	$-	$-	$(48,676)	$1,363	$-	$289,370
Net loss	-	-	-	-	-	-	-	(31,671)	-	-	(31,671)
Other comprehensive income	-	-	-	-	-	-	-	-	1,303	-	1,303
Capital contributions	2,317,252	70,100	-	-	-	-	-	-	-	-	70,100
Cost of issuing capital	-	(192)	-	-	-	-	-	-	-	-	(192)
Stock subscription receivable	(1,652,215)	-	-	-	-	-	(50,000)	-	-	-	(50,000)
Balance as of December 31, 2017	65,665,037	406,591	-	-	-	-	(50,000)	(80,347)	2,666	-	278,910
Net loss	-	-	-	-	-	-	-	(78,076)	-	(106)	(78,182)
Other comprehensive (loss)	-	-	-	-	-	-	-	-	(2,677)	-	(2,677)
Capital contributions	665,843	20,150	-	-	-	-	-	-	-	-	20,150
Stock subscription receivable	1,652,215	-	-	-	-	-	50,000	-	-	-	50,000
Acquisition of Shannon LNG	-	-	-	-	-	-	-	-	-	14,446	14,446
Balance as of December 31, 2018	67,983,095	426,741	-	-	-	-	-	(158,423)	(11)	14,340	282,647
Activity prior to the IPO and related organizational transactions:
Net loss	-	-	-	-	-	-	-	(7,923)	11	(91)	(8,003)
Effects of the IPO and related organizational transactions:
Issuance of Class A shares in the IPO, net of underwriting discount and offering costs	-	-	20,837,272	32,136	-	-	-	-	-	235,874	268,010
Effects of the reorganization transactions	(67,983,095)	(426,741)	-	51,092	147,058,824	-	-	146,420	-	229,229	-
Activity subsequent to the IPO and related organizational transactions:
Net loss	-	-	-	-	-	-	-	(25,897)	-	(170,419)	(196,316)
Other comprehensive loss	-	-	-	-	-	-	-	-	(30)	(189)	(219)
Share-based compensation expense	-	-	-	41,205	-	-	-	-	-	-	41,205
Exchange of NFI Units	-	-	2,716,252	6,225	(2,716,252)	-	-	-	-	(6,225)	-
Issuance of shares for vested RSUs	-	-	53,572	-	-	-	-	-	-	-	-
Balance as of December 31, 2019	-	$-	23,607,096	$130,658	144,342,572	$-	$-	$(45,823)	$(30)	$302,519	$387,324

The accompanying notes are an integral part of these consolidated financial statements.

New Fortress Energy LLC
Consolidated Statements of Cash Flows
For the years ended December 31, 2019, 2018 and 2017
(in thousands of U.S. dollars)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net loss	$(204,319)	$(78,182)	$(31,671)
Adjustments for:
Amortization of deferred financing costs	5,873	4,023	696
Depreciation and amortization	8,641	4,034	3,214
Loss on extinguishment of debt, net	-	3,188	-
Deferred taxes	392	(345)	521
Change in value of investment in equity securities	1,116	-	-
Share-based compensation	41,205	-	-
Loss on mitigation sales	2,622	-	-
Other	131	439	1,342
(Increase) in receivables	(19,754)	(9,516)	(3,114)
(Increase) in inventories	(50,345)	(4,807)	(3,496)
(Increase) in other assets	(39,344)	(28,338)	(21,738)
Increase (Decrease) in accounts payable/accrued liabilities	3,036	12,232	(110)
Increase in amounts due to affiliates	5,771	2,390	894
Increase (Decrease) in other liabilities	10,714	1,655	(1,430)
Net cash used in operating activities	(234,261)	(93,227)	(54,892)

Cash flows from investing activities
Purchase of investment in equity securities	-	-	(1,667)
Capital expenditures	(377,051)	(181,151)	(28,727)
Principal payments received on finance lease, net	887	724	536
Acquisition of consolidated subsidiary	-	(4,028)	-
Net cash used in investing activities	(376,164)	(184,455)	(29,858)

Cash flows from financing activities
Proceeds from borrowings of debt	347,856	280,600	-
Payment of deferred financing costs	(8,259)	(14,026)	-
Repayment of debt	(5,000)	(76,520)	(5,828)
Proceeds from IPO	274,948	-	-
Repayment of affiliate note	-	-	(120)
Capital contributed from Members	-	20,150	20,100
Payment of stock issuance costs	(6,938)	-	(192)
Collection of subscription receivable	-	50,000	-
Net cash provided by financing activities	602,607	260,204	13,960

Net (decrease) in cash, cash equivalents and restricted cash	(7,818)	(17,478)	(70,790)
Cash, cash equivalents and restricted cash – beginning of period	100,853	118,331	189,121
Cash, cash equivalents and restricted cash – end of period	$93,035	$100,853	$118,331

Supplemental disclosure of non-cash investing and financing activities:
Changes in accounts payable and accrued liabilities associated with construction in progress and property, plant and equipment additions	$(48,150)	$74,280	$7,997
Cash paid for interest, net of capitalized interest	6,765	7,515	5,725
Cash paid for taxes	28	-	5

The accompanying notes are an integral part of these consolidated financial statements.

1.	Organization

New Fortress Energy LLC (“NFE,” together with its subsidiaries, the “Company”) is a Delaware limited liability company formed by New Fortress Energy Holdings LLC (‘New Fortress Energy Holdings”) on August 6, 2018. The Company is engaged in providing energy and logistical services to end-users worldwide seeking to convert their operating assets from automotive diesel oil (“ADO”) or heavy fuel oil to LNG or natural gas. The Company currently sources LNG from a combination of purchases under long-term supply contracts and the Company’s liquefaction facility in Miami, Florida. The Company has liquefaction and regasification operations in the United States and Jamaica and is developing assets in Mexico, Ireland, Nicaragua, and Angola.

The Company manages, analyzes and reports on its business and results of operations on the basis of one operating segment. The chief operating decision maker makes resource allocation decisions and assesses performance based on financial information presented on a consolidated basis.

2.	Significant accounting policies

The principle accounting policies adopted are set out below.

(a)	Basis of presentation and principles of consolidation

The consolidated financial statements were prepared in accordance with GAAP. The accompanying consolidated financial statements contained herein reflect all normal and recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position, results of operations, and cash flows of the Company for the periods presented. The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned consolidated subsidiaries. The ownership interest of other investors in consolidated subsidiaries is recorded as non-controlling interest. All significant intercompany transactions and balances have been eliminated in consolidation.

On February 4, 2019, the Company completed an initial public offering (“IPO”) and a series of other transactions, in which the Company issued and sold 20,000,000 Class A shares at an IPO price of $14.00 per share. The Company’s Class A shares began trading on NASDAQ Global Select Market (“NASDAQ”) under the symbol “NFE” on January 31, 2019. Net proceeds from the IPO were $257.0 million, after deducting underwriting discounts and commissions and transaction costs. These proceeds were contributed to New Fortress Intermediate LLC (“NFI”), an entity formed in conjunction with the IPO, in exchange for 20,000,000 limited liability company units in NFI (“NFI LLC Units”). In addition, New Fortress Energy Holdings contributed all of its interests in consolidated subsidiaries that comprised substantially all of its historical operations to NFI in exchange for NFI LLC Units. In connection with the IPO, New Fortress Energy Holdings also received 147,058,824 Class B shares of the Company, which is equal to the number of NFI LLC Units held by New Fortress Energy Holdings immediately following the IPO. Immediately following the IPO, New Fortress Energy Holdings held a significant interest in NFE through its ownership of 147,058,824 Class B shares, representing an 88.0% voting and non-economic interest. New Fortress Energy Holdings also had an 88.0% economic interest in NFI through its ownership of 147,058,824 of NFI LLC Units. New Fortress Energy Holdings has been determined to be NFE’s predecessor for accounting purposes.

On March 1, 2019, the underwriters of the IPO exercised their option to purchase an additional 837,272 Class A shares at the IPO price of $14.00 per share, less underwriting discounts, which resulted in $11.0 million in additional net proceeds after deducting $0.7 million of underwriting discounts and commissions, such that there were 20,837,272 outstanding Class A shares. In connection with the exercise of the underwriters’ option to purchase an additional 837,272 Class A shares, NFE contributed such additional net proceeds to NFI in exchange for 837,272 NFI LLC Units.

NFE is a holding company whose sole material asset is a controlling equity interest in NFI. As the sole managing member of NFI, NFE operates and controls all of the business and affairs of NFI, and through NFI and its subsidiaries, conducts the Company’s historical business. The contribution of the assets of New Fortress Energy Holdings and net proceeds from the IPO to NFI was treated as a reorganization of entities under common control. As a result, NFE presented the consolidated balance sheets and statements of operations and comprehensive loss of New Fortress Energy Holdings for all periods prior to the IPO. The Company’s financial statements also include a non-controlling interest related to the portion of NFI LLC Units not owned by NFE. Prior to the IPO, NFE had no operations and had no assets or liabilities.

(b)	Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include relative fair value allocation between revenue and lease components of contracts with customers, total consideration and fair value of identifiable net assets related to acquisitions, and fair value of equity awards granted to both employees and non-employees.

Management evaluates its estimates and related assumptions regularly. Changes in facts and circumstances or additional information may result in revised estimates, and actual results may differ from these estimates.

(c)	Foreign currencies

The Company has certain foreign subsidiaries where the functional currency is the local currency. All of the assets and liabilities of these subsidiaries are converted to U.S. dollars at the exchange rate in effect at the balance sheet date, income and expense accounts are translated at average rates for the period, and shareholder’s equity accounts are translated at historical rates. The effects of translating financial statements of foreign operations into our reporting currency are recognized as a cumulative translation adjustment in consolidated other comprehensive income (loss).

The Company also has foreign subsidiaries that have a functional currency of the U.S. dollar. Purchases and sales of assets and income and expense items denominated in foreign currencies are remeasured into U.S. dollar amounts on the respective dates of such transactions. Net realized foreign currency gains or losses relating to the differences between these recorded amounts and the U.S. dollar equivalent actually received or paid are included within Other income, net in the consolidated statements of operations and comprehensive loss.

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

Receivables are reported net of allowances for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company estimates the allowance for doubtful accounts based on a variety of factors including the length of time receivables are past due, the financial health of customers, unusual macroeconomic conditions, and historical experience. As of December 31, 2019 and 2018, the Company recognized an allowance for doubtful accounts of $0 and $257, respectively.

(g)	Inventories

LNG and natural gas inventories and ADO inventories are recorded at weighted average cost, and materials and other inventory are recorded at cost. The Company’s cost to convert from natural gas to LNG, which primarily consists of labor, depreciation, and other direct costs to operate liquefaction facilities, is reflected in Inventory on the consolidated balance sheets.

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

Construction in progress is recorded at cost, and at the point at which the constructed asset is put into use, the full cost of the asset is reclassified from Construction in progress to Property, plant and equipment, net or Finance leases, net on the consolidated balance sheets. Construction progress payments, engineering costs, and other costs directly relating to the asset under construction are capitalized during the construction period, provided the completion of the construction project is deemed probable or if the costs may be utilized in future projects. Depreciation is not recognized during the construction period.

The interest cost associated with major development and construction projects is capitalized during the construction period and included in the cost of the project in Construction in progress.

(i)	Property, plant and equipment, net

Property, plant and equipment is recorded at cost. Expenditures for construction activities and betterments that extend the useful life of the asset are capitalized. Major maintenance and overhauls are capitalized and will be depreciated over the period expected until the next anticipated major maintenance or overhaul, while expenditures for routine maintenance and repairs are charged to expense as incurred within Operations and maintenance in the consolidated statements of operations and comprehensive loss. The Company depreciates property, plant and equipment using the straight-line depreciation method over the estimated economic life of the asset or lease term, whichever is shorter using the following useful lives:

Useful life (Yrs)
LNG liquefaction facilities	20-30
Gas terminals	5-45
Gas pipelines	4-45
ISO containers and other equipment	3-40
Leasehold improvements	5-27

The Company reviews the remaining useful life of its assets on a regular basis to determine whether changes have taken place that would suggest that a change to depreciation policies is warranted.

Upon retirement or disposal of property, plant and equipment, the cost and related accumulated depreciation are removed from the account, and the resulting gains or losses, if any, are recorded in the consolidated statements of operations and comprehensive loss.

(j)	Asset retirement obligations (“AROs”)

AROs are recognized for legal obligations associated with the retirement of long-lived assets that result from the acquisition, leasing, construction, development and/or normal use of the assets and for conditional AROs in which the timing or method of settlement are conditional on a future event. The fair value of a liability for an ARO is recognized in the period in which the liability is incurred if a reasonable estimate of fair value can be made and is accreted to its final value over the life of the liability. The initial fair value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is depreciated over the estimated useful life of the asset.

The Company estimates the fair value of the ARO liability based on the present value of expected cash flows using a credit-adjusted risk-free rate. Liabilities for AROs may be incurred over more than one reporting period if the events that create the obligation occur over more than one period or if estimates change. There were no settlements of AROs during the years ended December 31, 2019 and 2018.

(k)	Impairment of long-lived assets

The Company performs a recoverability assessment of each of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indicators may include, but are not limited to, adverse changes in the regulatory environment in a jurisdiction where the Company operates, unfavorable events impacting the supply chain for LNG to the Company’s operations, a decision to discontinue the development of a long-lived asset, early termination of a significant customer contract, or the introduction of newer technology.

When performing a recoverability assessment, the Company measures whether the estimated future undiscounted net cash flows expected to be generated by the asset exceeds its carrying value. In the event that an asset does not meet the recoverability test, the carrying value of the asset will be adjusted to fair value resulting in an impairment charge.

Management develops the assumptions used in the recoverability assessment based on active contracts, current and future expectations of the global demand for LNG and natural gas, as well as information received from third party industry sources. The Company did not record an impairment during the years ended December 31, 2019, 2018, and 2017.

(l)	Investment in equity securities

The Company has adopted ASU 2016-01 (defined below) for the year beginning January 1, 2019. Under the new guidance, the investment in equity securities is carried at fair value with gains or losses recorded in earnings in Other income, net in the consolidated statements of operations and comprehensive loss. See “Note 10. Investment in equity securities” for more information.

Prior to the adoption of this guidance, unrealized gains or losses for investment in equity securities were recorded in Other comprehensive income (loss). See “Note 3(b) Adoption of new and revised standards – New and amended standards adopted by the Company” for additional information related to the adoption of ASU 2016-01.

(m)	Intangible assets

The Company accounts for intangible assets in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other. Upon a business combination or asset acquisition, the Company may obtain identifiable intangible assets. Intangible assets with a finite life are amortized over the estimated useful life of the asset under the straight-line method.

Indefinite lived intangible assets are not amortized. Intangible assets with an indefinite useful life are tested for impairment on an annual basis or more frequently if changes in circumstances indicate that the carrying amount may not be recoverable. If the intangible asset is impaired, it is written down to its realizable value with a corresponding expense reflected in the consolidated statements of operations and comprehensive loss.

(n)	Long-term debt and debt issuance costs

The Company’s debt consists of credit facilities with financial institutions and secured and unsecured bonds. Costs directly related to the issuance of debt are reported on the consolidated balance sheets as a reduction from the carrying amount of the recognized debt liability and amortized over the term of the debt using the effective interest method. Interest and related amortization of debt issuance costs recognized during major development and construction projects are capitalized and included in the cost of the project.

(o)	Legal and contingencies

The Company may be involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental, and other claims. The Company will recognize a loss contingency in the consolidated financial statements when it is probable a liability has been incurred and the amount of the loss can be reasonably estimated. The Company will disclose any loss contingencies that do not meet both conditions if there is a reasonable possibility that a loss may have been incurred. Gain contingencies are not recorded until realized.

(p)	Revenue recognition

The Company’s primary revenue stream is the sale of LNG or natural gas to its customers, which is presented as Operating revenue in the consolidated statements of operations and comprehensive loss. Natural gas is typically delivered by pipeline into the customer’s power generation facilities, and LNG is typically delivered in containers transported by truck to customer sites. Revenue from sales of natural gas delivered by pipeline to a power generation facility is recognized over time under the output method, as the customer takes control of the natural gas. Revenue from sales of LNG delivered by truck is recognized at the point in time at which physical possession and the risks and rewards of ownership transfer to the customer, either when the containers are shipped or delivered to the customers’ storage facilities, depending on the terms of the contract. Because the nature, timing and uncertainty of revenue and cash flows are substantially the same under both modes of delivery, the Company has presented Operating revenue on an aggregated basis.

The Company has concluded that variable consideration included in these agreements meets the exception for allocating variable consideration. As such, the variable consideration for these contracts is allocated to each distinct unit of LNG or natural gas delivered and recognized when that distinct unit of LNG or natural gas is delivered to the customer.

The Company’s contracts with customers to supply natural gas or LNG may contain a lease of equipment. The Company allocates consideration received from customers between lease and non-lease components based on the relative fair value of each component. The fair value of the lease component is estimated based on the estimated standalone selling price of the same or similar equipment leased to the customer. The Company estimates the fair value of the non-lease component by forecasting volumes and pricing of gas to be delivered to the customer over the lease term.

The leases of certain facilities and equipment to customers are accounted for as direct financing or operating leases. Direct financing leases, net on the consolidated balance sheets represents the minimum lease payments due, net of unearned revenue. The lease payments are segregated into principal and interest components similar to a loan. Unearned revenue is recognized on an effective interest method over the lease term and included in Other revenue in the consolidated statements of operations and comprehensive loss. The principal components of the lease payment are reflected as a reduction to the net investment in the finance lease. For the Company’s operating leases, the amount allocated to the leasing component is recognized over the lease term as Other revenue in the consolidated statements of operations and comprehensive loss.

In addition to the revenue recognized from the leasing components of agreements with customers, Other revenue includes revenue recognized from the construction and installation of equipment to transform customers’ facilities to operate utilizing natural gas or to allow customers to receive power or other outputs from our power generation facilities. Revenue from these development services is recognized over time as the Company transfers control of the asset to the customer, unless the customer is not able to obtain control over asset under construction until such services are completed, in which case, revenue is recognized when the services are completed and the customer has control of the infrastructure. Such agreements may also include a significant financing component, and the Company recognizes revenue for the interest income component over the term of the financing as Other revenue.

Shipping and handling costs are not considered to be separate performance obligations. These costs are recognized in the period in which the costs are incurred and presented within Cost of sales in the consolidated statements of operations and comprehensive loss. All such shipping and handling activities are performed prior to the customer obtaining control of the LNG or natural gas.

The Company collects sales taxes from its customers based on sales of taxable products and remits such collections to the appropriate taxing authority. The Company has elected to present sales tax collections in the consolidated statements of operations and comprehensive loss on a net basis and, accordingly, such taxes are excluded from reported revenues.

The Company elected the practical expedient under which the Company does not adjust consideration for the effects of a significant financing component for those contracts where the Company expects at contract inception that the period between transferring goods to the customer and receiving payment from the customer will be one year or less.

(q)	Loss on mitigation sales

In connection with the purchase of firm cargoes of LNG, if the Company is unable to take physical possession of a portion of the contracted quantity due to capacity limitations, the supplier will attempt to sell the undelivered quantity through a mitigation sale. The Company may incur a loss on a mitigation sale if the supplier is unable to sell the undelivered quantity for a price greater than the contracted price with the Company. Losses incurred due to the Company’s capacity limitations are not indicative of the market value of the LNG purchased from the supplier, and these costs are not related to inventory delivered to the Company’s customers.

During the year ended December 31, 2019, the Company has recognized losses of $5,280 within Loss on mitigation sales in the consolidated statements of operations and comprehensive loss.

(r)	Leases, as lessee

Lease agreements are evaluated to classify the lease as capital or operating leases. When substantially all of the risks and benefits of property ownership have been transferred to the Company, as determined by the test criteria in the current authoritative guidance, the lease is recognized as a capital lease. All other leases are classified as operating leases.

Lease payments under operating leases are recognized in the consolidated statements of operations and comprehensive loss on a straight-line basis over the term of the relevant lease.

(s)	Share-based compensation

In connection with the IPO, the Company adopted the New Fortress Energy LLC 2019 Omnibus Incentive Plan (the “Incentive Plan”), effective as of February 4, 2019. Under the Incentive Plan, the Company may issue options, share appreciation rights, restricted shares, restricted share units (“RSUs”), share bonuses or other share-based awards to selected officers, employees, non-employee directors and select non-employees of NFE or its affiliates. The Company accounts for share-based compensation in accordance with ASC 718, Compensation – Stock Compensation, and ASC 505, Equity, which require all share-based payments to employees and members of the board of directors to be recognized as expense in the consolidated financial statements based on their grant date fair values. The Company has elected not to estimate forfeitures of its share-based compensation awards but will recognize the reversal in compensation expense in the period in which the forfeiture occurs. Upon creation of the Incentive Plan, the Company early adopted ASU 2018-07 (as defined below). See “Note 3(b). Adoption of new and revised standards – New and amended standards adopted by the Company” for additional information related to ASU 2018-07 and “Note 21. Share-based compensation” for additional information related to share-based compensation.

(t)	Taxation

Federal and state income taxes

In conjunction with the closing of the Company’s IPO, New Fortress Energy Holdings contributed all of its interests in consolidated subsidiaries that comprised substantially all of its historical operations to NFI, a partnership for U.S. tax purposes, in exchange for NFI LLC Units. NFE has elected to be taxed as a corporation and is subject to corporate U.S. federal and state income taxes.

The Company accounts for income taxes in accordance with ASC 740, “Accounting for Income Taxes” (“ASC 740”), under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax bases of assets and liabilities by applying the enacted tax rates in effect for the year in which the differences are expected to reverse. Such net tax effects on temporary differences are reflected on the Company’s consolidated balance sheets as deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when the Company believes that it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.

The Company recognizes the effect of tax positions only if those positions are more likely than not of being sustained. Recognized tax positions are measured at the largest amount that is greater than 50 percent likely of being realized. Conclusions reached regarding tax positions are continually reviewed based on ongoing analyses of tax laws, regulations and interpretations thereof. To the extent that the Company’s assessment of the conclusions reached regarding tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports interest and penalties relating to an underpayment of income taxes, if applicable, as a component of income tax expense.

Foreign taxes

Certain subsidiaries of the Company are subject to income tax in the local jurisdiction in which they operate; foreign taxes are computed based on the taxable income and the local jurisdictional tax rate.

Other taxes

Certain subsidiaries may be subject to payroll taxes, excise taxes, property taxes, sales and use taxes, as well as income taxes in foreign countries in which they conduct business. In addition, certain subsidiaries are exposed to local state taxes, such as franchise taxes. Local state taxes that are not income taxes are recorded within Other income, net in the consolidated statements of operations and comprehensive loss.

(u)	Net loss per share

Basic net loss per share (“EPS”) is computed by dividing net loss attributable to Class A shares by the weighted average number of Class A shares outstanding during the period following the reorganization. Class B shares represent non-economic interests in the Company, and as such, earnings are not allocated to Class B shares.

Diluted EPS reflects potential dilution and is computed by dividing net loss attributable to Class A shares by the weighted average number of Class A shares outstanding during the period following the reorganization increased by the number of additional Class A shares that would have been outstanding, including NFI LLC Units convertible into Class A shares and unvested RSUs. The dilutive effect of outstanding awards, if any, is reflected in diluted earnings per share by application of the treasury stock method or if-converted method, as applicable. Refer to “Note 20. Earnings per share” for additional information. For the year ended December 31, 2019, there was no potentially dilutive shares outstanding.

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

(a)	New standards, amendments, and interpretations issued but not effective for the financial year beginning January 1, 2019:

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (“ASC 842”). ASC 842 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheet and making targeted changes to lessor accounting. Entities are also required to provide enhanced disclosure about leasing arrangements.

The Company will adopt the standard effective January 1, 2020 utilizing the modified retrospective transition method to apply the new guidance, which allows the Company to recognize and measure leases upon adoption without modifying the comparative period financial statements.

The Company has determined its plan for election of the practical expedients as permitted under the transition guidance within ASC 842. The Company has decided that it will not elect the package of practical expedients and therefore, as part of transition, the Company will reassess the previous conclusions made under ASC 840 related to the identification of leases, classification of leases, and initial direct costs based on the standards of ASC 842. In connection with the reassessment of previous conclusions, the Company determined that the direct financing lease recognized related to the Montego Bay Terminal would no longer be a lease under ASC 842. The Company expects to recognize a transition adjustment that will remove the unamortized net investment for the direct financing lease and recognize the underlying assets as Property, plant and equipment, net of depreciation that would have been recognized since the commissioning of the Montego Bay Terminal. Upon transition to ASC 842, the Company will recognize payments previously allocated to the leasing component of the gas sales agreement with this customer within Operating revenues in the consolidated statements of operations and comprehensive loss. Under ASC 840, amounts allocated to the leasing component have been recognized on an effective interest method over the lease term with only the portion representing interest income recognized as Other revenues.

The Company will elect the practical expedients that will exempt leases with an initial term of 12 months or less from being recognized on the balance sheet and will carry forward the current accounting treatment for existing land easements. Lease and non-lease components will be combined as a single lease component for most asset classes, with the exception of the Company’s vessel time charters. The Company has not elected the hindsight practical expedient and therefore will not use hindsight to reassess conclusion on lease terms and impairment.

The Company has finalized its evaluation of the existing operating leases and the adoption of ASC 842 will have a material impact on the Company’s consolidated balance sheets due to the recognition of significant right-of-use assets and lease liabilities.  The right-of-use assets and lease liabilities will be determined based on the present value of the future fixed lease payments, which are materially consistent with the future minimum rental commitments for operating leases, as detailed in Note 23.  Additionally, upon adoption port access rights and initial lease costs, as detailed within Note 15, will be reclassified to the right-of-use assets.  We are finalizing our incremental borrowing rate methodology that will be used in valuing the right of use assets and operating lease liabilities.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which provides additional guidance to improve the effectiveness of disclosure requirements on fair value measurement. The Company will adopt ASU 2018-13 for the year beginning January 1, 2020. As this guidance is only related to qualitative financial disclosures, it will not have a material impact on the Company’s consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which makes targeted improvements to the accounting for, and presentation and disclosure of, financial instruments. ASU 2016-01 requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. ASU 2016-01 does not affect the accounting for investments that would otherwise be consolidated or accounted for under the equity method. The new standard also impacts financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The Company has adopted this guidance for the year beginning January 1, 2019 by recognizing an immaterial adjustment to beginning retained earnings for the net unrealized loss on an equity investment with a readily determinable fair value.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on eight specific cash flow issues with an intention to reduce the existing diversity in practice. The Company has adopted this guidance for the year beginning January 1, 2019, and its adoption did not have a material impact on the Company’s consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement: Reporting Comprehensive Income (Topic 220) which allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for tax effects resulting from the comprehensive tax legislation enacted by the U.S. government commonly referred to as the Tax Cuts and Jobs Act. The Company has adopted this guidance for the year beginning January 1, 2019. The Company had no tax impacts recorded in accumulated other comprehensive income (loss) prior to adoption of the standard, and therefore adoption of the standard had no impact on the Company’s consolidated financial statements.

In September 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation Improvements to Non-employee Share-Based Payment Accounting (“ASU 2018-07”), which simplifies the accounting for share-based payments granted to non-employees for goods and services. Under ASU 2018-07, most of the guidance on such payments to non-employees will be aligned with the requirements for share-based payments granted to employees. The Company has early adopted ASU 2018-07 upon inception of the Incentive Plan, and its adoption did not have a material impact on the Company’s consolidated financial statements.

4.	Revenue from contracts with customers

Revenue recognized in the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2019 and any associated balances on the consolidated balance sheet as of December 31, 2019 prepared under ASC 606 did not differ materially from what would have been presented under the previous revenue standard. As such, no comparison for the results of operations for the year ended December 31, 2019 and the financial position as of December 31, 2019 under ASC 606 and ASC 605 has been presented.

Under most customer contracts, invoicing occurs once the Company’s performance obligations have been satisfied, at which point payment is unconditional. Receivables related to revenue from contracts with customers totaled $30,563 as of December 31, 2019 and were included in Receivables, net on the consolidated balance sheets, net of the allowance for doubtful accounts. Other items included in Receivables, net not related to revenue from contracts with customers represent receivables associated with leases which are accounted for outside the scope of ASC 606.

During the year ended December 31, 2019, the Company recognized a contract liability of $6,542. The contract liability balance is comprised of unconditional payments due under the contract with a customer prior to the Company’s satisfaction of the related performance obligations. The performance obligations are expected to be recognized during the next 12 months, and the contract liability is classified within Other current liabilities on the consolidated balance sheets.  During the year ended December 31, 2019, the Company recognized a contract asset of $23,261.  The contract asset is comprised of the transaction price allocated to completed performance obligations that will be billed to customers in subsequent periods, and $3,787 is presented within Other current assets and $19,474 is presented within Other non-current assets based on the timing of the expected billing to the customer. Contract assets or liabilities have not been previously recognized, and as such, there are no other changes to contract balances within the current period.

The Company began to recognize revenue for development services revenue during the year ended December 31, 2019 within Other revenue in the consolidated statements of operations and comprehensive loss. Costs recognized within Cost of sales associated with development services were $24,228 for the year ended December 31, 2019. The table below summarizes the balances in Other revenue:

	Year Ended December 31,
	2019	2018	2017
Other Revenue
Development services revenue	$27,308	$-	$-
Lease related revenue	16,317	15,395	15,158
Total other revenue	$43,625	$15,395	$15,158

Transaction price allocated to remaining performance obligations

Some of the Company’s contracts are short-term in nature with a contract term of less than a year. The Company applied the optional exemption not to disclose any transaction price allocated to unfulfilled performance obligations related to these contracts.

The Company has arrangements in which LNG or natural gas is sold on a “take-or-pay” basis whereby the customer is obligated to pay for the minimum guaranteed volumes even if the customer does not take delivery. The price under these agreements is based on a market index plus a fixed margin. The fixed transaction price allocated to the remaining performance obligations under these arrangements is $3,101,185 as of December 31, 2019, representing the fixed margin multiplied by the outstanding minimum guaranteed volumes. The Company expects to recognize this revenue over the following time periods, and the pattern of recognition reflects the minimum guaranteed volumes in each period:

Period	Revenue
2020	$185,272
2021	170,494
2022	168,960
2023	168,202
2024	167,445
Thereafter	2,240,812
Total	$3,101,185

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

During the year ended December 31, 2019, the Company began to incur costs to fulfill a contract with a significant customer. These costs primarily consist of expenditures required to enhance resources to deliver under the agreement with the customer. As of December 31, 2019, the Company has capitalized $8,839, of which $331 of these costs is presented within Other current assets and $8,508 is presented within Other non-current assets on the consolidated balance sheets. These costs will be recognized over the expected customer life, beginning when the Company begins to deliver under the contract.

5.	Acquisition

On November 9, 2018, the Company entered into an agreement to acquire the share capital of Shannon LNG Limited (“SLNG”) and Shannon LNG Energy Limited (“LNG Energy,” and, together with SLNG, “Shannon LNG”) in a transaction accounted for as an asset acquisition. On the same date, the Company acquired the Class A shares of Shannon LNG, representing a controlling financial interest. Shannon LNG was previously formed to acquire and develop assets comprising permissions, rights, licenses, leases, and other entitlements which would be used to construct and operate a terminal, pipeline, and related infrastructure, to import, process and deliver natural gas to downstream customers in Ireland.

As of the date of acquisition, construction of the planned infrastructure had not commenced and the primary assets of Shannon LNG were comprised of land, wayleaves, and permits that would allow for future development. The purchase agreement required the Company to pay the following amounts:

November 9, 2018
Cash(1)	$3,435
Contingent consideration(2)	9,835
Equity Agreement(3)	16,924
Transaction costs	593
Non-controlling interest	14,446
Total consideration	$45,233

(1)	Cash inclusive of repayment of Shannon LNG’s liabilities equal to approximately $2,857.
(2)	Consideration due to sellers once the first gas is exported from the terminal to be built.
(3)	To be paid in shares at the earlier of agreed-upon date in 2020 or the commencement of significant construction activities specified in the Shannon LNG Agreement.

The contingent consideration meets the definition of a derivative under ASC 815, Derivatives and Hedging. See Note 6 for more detail; the contingent consideration is recognized in Other long-term liabilities on the consolidated balance sheets as of December 31, 2019 and 2018.  The Equity Agreement is an unconditional obligation and is recognized in Other current liabilities on the consolidated balance sheets as of December 31, 2019 and 2018.

The purchase agreement included put and call options to allow or require the Company to acquire the remaining ownership interest of Shannon LNG. The options were deemed to be embedded equity-linked instruments within the non-controlling interest that is recognized within permanent equity. The fair value of the non-controlling interest was estimated to be $14,446 based on the strike price of the call and put options.

The assets acquired in connection with the acquisition were recorded by the Company at their estimated relative fair values as follows:

	November 9, 2018	Useful life (Yrs)
Assets
Land	$851	Indefinite life
Rights of way	1,191	Indefinite life
Intangible assets – favorable lease agreements	244	91
Intangible assets – permits	42,947	40
Total assets acquired	$45,233

6.	Fair value

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

•
Income approach – uses valuation techniques, such as the discounted cash flow technique, to convert future amounts to a single present amount based on current market expectations about those future amounts.

•	Cost approach – based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).

The following table presents the Company’s financial assets and financial liabilities that are measured at fair value as of December 31, 2019 and 2018:

	December 31, 2019
	Level 1	Level 2	Level 3	Total	Valuation technique
Assets
Cash and cash equivalents	$27,098	$-	$-	$27,098	Market approach
Restricted cash	65,937	-	-	65,937	Market approach
Investment in equity securities	2,540	-	-	2,540	Market approach
Total	$95,575	$-	$-	$95,575

Liabilities
Derivative liability¹	$-	$-	$9,800	$9,800	Income approach
Equity agreement²	-	-	16,800	16,800	Income approach
Total	$-	$-	$26,600	$26,600

	December 31, 2018
	Level 1	Level 2	Level 3	Total	Valuation technique
Assets
Cash and cash equivalents	$78,301	$-	$-	$78,301	Market approach
Restricted cash	22,552	-	-	22,552	Market approach
Investment in equity securities	3,656	-	-	3,656	Market approach
Total	$104,509	$-	$-	$104,509

Liabilities
Derivative liability¹	$-	$-	$9,835	$9,835	Income approach
Equity agreement²	-	-	16,924	16,924	Income approach
Total	$-	$-	$26,759	$26,759

(1)	Consideration due to the sellers of Shannon LNG once first gas is supplied from the terminal to be built.
(2)	To be paid in shares at the earlier of agreed-upon date or the commencement of significant construction activities specified in the Shannon LNG Agreement.

The Company estimates fair value of the derivative liability and equity agreement using a discounted cash flows method with discount rates based on the average yield curve for bonds with similar credit ratings and matching terms to the discount periods as well as a probability of the contingent event occurring. The Company recorded a loss from fair value adjustments on the derivative liability and equity agreement of $121 and $0 within Other income, net in the consolidated statements of operations and a gain of $280 and $0 within unrealized gain on currency translation adjustment in the Other comprehensive loss for the year ended December 31, 2019 and 2018, respectively. During the year ended December 31, 2019 and 2018, the Company had no settlements of the equity agreement or derivative liability or any transfers in or out of Level 3 in the fair value hierarchy.

The Company estimates fair value of outstanding debt using a discounted cash flow method based on current market interest rates for debt issuances with similar remaining years to maturity and adjusted for credit risk. The Company has estimated that the carrying value for each of the Term Loan Facility, Senior Secured Bonds, and Senior Unsecured Bonds (all defined below in “Note 17. Debt”) approximate fair value. The fair value estimate is classified as Level 3 in the fair value hierarchy.

7.	Restricted cash

As of December 31, 2019 and 2018, restricted cash consisted of the following:

	December 31, 2019	December 31, 2018
Collateral for performance under customer agreements	$15,000	$15,095
Collateral for LNG purchases	35,000	927
Collateral for letters of credit and performance bonds	7,388	6,238
Debt service reserve account	8,299	-
Other restricted cash	250	292
Total restricted cash	$65,937	$22,552
Current restricted cash	$30,966	$30
Non-current restricted cash	34,971	22,522

8.	Inventory

As of December 31, 2019 and 2018, inventory consisted of the following:

	December 31, 2019	December 31, 2018
LNG and natural gas inventory	$57,436	$15,611
ADO inventory	4,746	-
Materials, supplies and other	1,250	348
Total inventory	$63,432	$15,959

Inventory is adjusted to the lower of cost or net realizable value each quarter. Changes in the value of inventory are recorded within Cost of sales in the consolidated statements of operations and comprehensive loss. The Company recorded an adjustment to the value of inventory of $251 during the year ended December 31, 2019. No adjustments were recorded during the years ended December 31, 2018, and 2017.

9.	Prepaid expenses and other current assets

As of December 31, 2019 and 2018, prepaid expenses and other current assets consisted of the following:

	December 31, 2019	December 31, 2018
Prepaid expenses	$7,458	$2,169
Prepaid LNG	7,097	16,170
Due from affiliates (Note 24)	1,577	890
Other current assets	22,520	10,788
Total prepaid expenses and other current assets	$38,652	$30,017

Other current assets as of December 31, 2019 primarily consists of capitalized costs associated with delivering development services to a customer and receivables for recoverable taxes. Other current assets as of December 31, 2018 primarily consists of IPO issuance costs incurred which were netted against issuance proceeds upon completion of the IPO.

10.	Investment in equity securities

The Company has invested in equity securities of an international oil and gas drilling contractor. The following tables present the number of shares, cost and fair value of the investment:

	December 31, 2019
(in thousands of U.S. dollars except shares)	Number of Shares	Cost	Fair value
Investment in equity securities¹	295,256	$3,667	$2,540

¹During the year ended December 31, 2019, the investee effected a 5-for-1 reverse stock split.

	December 31, 2018
(in thousands of U.S. dollars except shares)	Number of Shares	Cost	Fair value
Investment in equity securities	1,476,280	$3,667	$3,656

The movement in the value of the equity investment during the years ended December 31, 2019 and 2018 is summarized below:

	December 31, 2019	December 31, 2018
Beginning of period	$3,656	$6,333
Unrealized loss	(1,116)	(2,677)
End of period	$2,540	$3,656

The unrealized loss of $1,116 for the year ended December 31, 2019 is included within Other income, net in the consolidated statements of operations and comprehensive loss. The unrealized loss of $2,677 for the year ended December 31, 2018 was included within unrealized loss on available-for-sale investment in the Other comprehensive loss.

11.	Construction in progress

The Company’s construction in progress activity during the years ended December 31, 2019 and 2018 is detailed below:

	December 31, 2019	December 31, 2018
Balance at beginning of period	$254,700	$35,413
Additions	315,188	224,871
Transferred to property, plant and equipment, net (Note 12)	(103,301)	(5,584)
Balance at end of period	$466,587	$254,700

Interest expense of $25,172, $1,732 and $0 was capitalized for the year ended December 31, 2019, 2018 and 2017, respectively, inclusive of amortized debt issuance costs disclosed in “Note 17. Debt.”

12.	Property, plant and equipment, net

As of December 31, 2019 and 2018, the Company’s property, plant and equipment, net consisted of the following:

	December 31, 2019	December 31, 2018
LNG liquefaction facilities	$66,273	$65,631
Gas terminals	52,781	-
Gas pipelines	11,692	-
ISO containers and other equipment	54,932	17,792
Land	15,401	12,779
Leasehold improvements	8,054	7,229
Accumulated depreciation	(16,911)	(9,391)
Total property, plant and equipment, net	$192,222	$94,040

Depreciation for years ended December 31, 2019, 2018, and 2017 totaled $7,527, $3,900, and $3,214, respectively, of which $701, $713, and $453, respectively, is included within Cost of sales in the consolidated statements of operations and comprehensive loss.

13.	Intangible assets, net

The following table summarizes the composition of intangible assets:

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life
Definite-lived intangible assets
Shannon LNG leases and permits	$42,157	$1,198	$40,959	40
Easements	1,559	139	1,420	30

Indefinite-lived intangible assets
Easements	1,161	-	1,161	n/a
Total intangible assets	$44,877	$1,337	$43,540

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life
Definite-lived intangible assets
Shannon LNG leases and permits	$43,191	$134	$43,057	40
Total intangible assets	$43,191	$134	$43,057

As of December 31, 2019, the weighted average remaining amortization periods for the intangible assets is 38.8 years.

Amortization for the years ended December 31, 2019 and 2018 totaled $1,114 and $134, respectively. The estimated aggregate amortization expense for each of the next five years is:

Year ending December 31:
2020	$1,116
2021	1,116
2022	1,116
2023	1,116
2024	1,116
Thereafter	36,799
Total	$42,379

14.	Finance leases, net

The Company placed its storage and regasification LNG terminal in Montego Bay, Jamaica into service on October 30, 2016, which has been accounted for as a direct financing lease. In addition, the Company has also entered into other arrangements to lease equipment to customers which are accounted for as direct financing leases. The components of the direct financing leases as of December 31, 2019 and 2018 are as follows:

	December 31, 2019	December 31, 2018
Finance leases	$290,947	$306,832
Unearned income	(198,691)	(213,682)
Total finance leases, net	$92,256	$93,150
Current portion	$1,082	$943
Non-current	91,174	92,207

Receivables related to the Company’s direct financing leases are primarily with a national utility that generates consistent cash flow. Therefore, the Company does not expect a material impact to the results of operations or financial position due to nonperformance from such counterparty.

As of December 31, 2019, future minimum lease payments to be received under direct financing leases for the remainder of the respective lease terms is as follows:

Year ending December 31:
2020	$15,986
2021	15,946
2022	15,941
2023	15,947
2024	15,990
Thereafter	211,137
Total	$290,947

15.	Other non-current assets

As of December 31, 2019 and 2018, other non-current assets consisted of the following:

	December 31, 2019	December 31, 2018
Port access rights and initial lease costs	$17,762	$21,871
Nonrefundable deposit	22,262	10,810
Upfront payments to customers	5,904	-
Contract asset (Note 4)	19,474	-
Cost to fulfill (Note 4)	8,508	-
Other	7,716	2,574
Total other non-current assets	$81,626	$35,255

Port access rights related to the Company’s port lease in Baja California Sur, Mexico, represent upfront payments to enter the lease and are amortized straight-line over the lease term as additional rent expense. Initial lease costs represent payments made to previous lessees to secure the Company’s port lease in San Juan, Puerto Rico and are also amortized straight-line over the lease term. Nonrefundable deposits are primarily related to deposits for planned land purchases in Ireland and Pennsylvania.

Upfront payments to customers consist of amounts the Company has paid in relation to two natural gas sales contracts with customers to construct fuel-delivery infrastructure that the customers will own.

16.	Accrued liabilities

As of December 31, 2019 and 2018, accrued liabilities consisted of the following:

	December 31, 2019	December 31, 2018
Accrued construction costs	$25,037	$41,343
Accrued IPO costs	-	5,296
Accrued bonuses	14,991	12,582
Other accrued expenses	14,915	8,291
Total accrued liabilities	$54,943	$67,512

17.	Debt

As of December 31, 2019 and 2018, debt consisted of the following:

	December 31, 2019	December 31, 2018
Term Loan Facility, due January 21, 2020	$495,000	$272,192
Senior Secured Bonds, due September 2034	70,960	-
Senior Secured Bonds, due December 2034	10,823	-
Senior Unsecured Bonds, due September 2036	42,274	-
Total debt	$619,057	$272,192
Current portion of debt	$-	$272,192
Non-current portion of debt	619,057	-

Term Loan Facility

On August 16, 2018, the Company entered into a credit agreement with a syndicate of two lenders to borrow up to an aggregate principal amount of $240,000, and proceeds received from this credit agreement were utilized to repay prior debt facilities. On December 31, 2018, the Company amended this credit agreement to increase the available borrowing principal amount to $500,000 (as amended, the “Term Loan Facility”), and as of December 31, 2018, the Company had an outstanding principal balance of $280,000 under the Term Loan Facility. On March 21, 2019, the Company drew an additional $220,000, bringing the Company’s total outstanding borrowings to $500,000 under the Term Loan Facility.

All borrowings under the Term Loan Facility bore interest at a rate selected by the Company of either (i) LIBOR divided by one minus the applicable reserve requirement plus a spread of 4% or (ii) subject to a floor of 1%, a Base Rate equal to the higher of (a) the Prime Rate, (b) the Federal Funds Rate plus 1/2 of 1% or (c) the 1-month LIBOR rate plus 1.00% plus a spread of 3.0%. The Term Loan Facility was repayable in quarterly installments of $1,250, with a balloon payment due at maturity.

The Term Loan Facility was secured by mortgages on certain properties owned by the Company’s subsidiaries, in addition to other collateral. The Term Loan Facility was amended in the third quarter of 2019 to allow certain properties of a consolidated subsidiary to secure the Senior Secured Bonds (defined below). The Company was required to comply with certain financial covenants and other restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments, and dispositions. The Term Loan Facility also provided for customary events of default, prepayment, and cure provisions.

In connection with obtaining the Term Loan Facility and the extinguishment of the Company’s prior debt facilities, the Company paid $22,422 in origination and other fees. A portion of refinanced borrowings and associated fees were accounted for as a debt modification, while the remaining refinanced borrowings and associated were accounted for as a debt extinguishment. As such, the Company also recognized a Loss on extinguishment of debt of $9,568 in the consolidated statements of operations and comprehensive loss, including the write-off $2,820 of unamortized deferred financing costs and $6,380 of financing fees incurred in connection with the amendment of the Term Loan Facility; the remaining loss on extinguishment was due to unamortized deferred financing costs and other fees incurred in conjunction with the repayment of prior debt facilities. Of the fees incurred, the Company recognized $9,746 as a reduction of the principal balance on the consolidated balance sheets. As of December 31, 2018, the remaining unamortized deferred financing costs were $7,808. In 2019, the Company paid $4,400 of additional fees in connection with the $220,000 draw on the Term Loan Facility. These fees were capitalized as a reduction to the Term Loan Facility on the consolidated balance sheets, and all deferred financing costs associated with the Term Loan Facility were amortized over the term of the Term Loan Facility, through December 31, 2019. As such, there were no unamortized deferred financing costs as of December 31, 2019.

The Term Loan Facility had a maturity date of December 31, 2019, with an option to extend the maturity date for two additional six-month periods. Upon the exercise of each extension option, the Company would pay a fee equal to 1.0% of the outstanding principal balance at the time of the exercise and the spread on LIBOR and Base Rate would increase by 0.5%. On December 30, 2019, the Company entered into an amendment with the lenders to extend the maturity to January 21, 2020; no fees were due to lenders from the execution of this amendment. Prior to this new maturity date, the Company repaid the full amount outstanding using proceeds from the Credit Agreement (as defined in Note 27 below) to extinguish the Term Loan Facility. The Credit Agreement matures in January 2023, and as the borrowings under the Credit Agreement are long term in nature, the outstanding principal balance of the Term Loan Facility as of December 31, 2019 has been presented as a non-current liability.

South Power Bonds

On September 2, 2019, NFE South Power Holdings Limited (“South Power”), a consolidated subsidiary of the Company, entered into a facility for the issuance of secured and unsecured bonds (the “Senior Secured Bonds” and “Senior Unsecured Bonds”, respectively) and subsequently issued $73,317 and $43,683 in Senior Secured Bonds and Senior Unsecured Bonds, respectively.  The Senior Secured Bonds are secured by the dual-fired combined heat and power facility in Clarendon, Jamaica (the “CHP Plant”) and related receivables and assets, and the proceeds will be used to fund the completion of the CHP Plant and to reimburse shareholder advances. In the fourth quarter of 2019, South Power issued an additional $63,000 in Senior Secured Bonds. The Company received $10,856 of the proceeds in 2019 and received the remaining proceeds of $52,144 in January 2020.

The Senior Secured Bonds bear interest at an annual fixed rate of 8.25% and will mature 15 years from the closing date of each issuance. No principal payments will be due for the first seven years. After seven years, quarterly principal payments of approximately 1.6% of the original principal amount will be due with a 50% balloon payment due upon maturity. Interest payments on outstanding principal balances will be due quarterly.

The Senior Unsecured Bonds bear interest at an annual fixed rate of 11.00% and will mature in September 2036. No principal payments will be due for the first nine years. Beginning in 2028, principal payments will be due quarterly on an escalating schedule. Interest payments on outstanding principal balances will be due quarterly.

South Power will be required to comply with certain financial covenants as well as customary affirmative and negative covenants, including limitations on incurring additional indebtedness. The facility also provides for customary events of default, prepayment, and cure provisions.

The Company paid approximately $3,892 of fees in connection with the issuance of Senior Secured Bonds and Senior Unsecured Bonds. These fees were capitalized on a pro-rata basis as a reduction of the Senior Secured Bonds and Senior Unsecured Bonds on the consolidated balance sheets. The total unamortized deferred financing costs as of December 31, 2019 was $3,799.

Under the terms of the facility, South Power is required to maintain a Debt Service Reserve Account (as defined in the facility) in the amount of $8,299. Such amount is included as a component of Restricted cash on the Company’s consolidated balance sheets (see Note 7).

Interest Expense

Interest and related amortization of debt issuance costs recognized during major development and construction projects are capitalized and included in the cost of the project. Interest expense, net of amounts capitalized, recognized for the year ended December 31, 2019, 2018, and 2017 consisted of the following:

	Year ended December 31,
	2019	2018	2017
Interest per contractual rates	$32,283	$9,363	$5,760
Amortization of debt issuance costs	12,301	3,617	696
Total interest costs	44,584	12,980	6,456
Capitalized interest	25,172	1,732	-
Total interest expense	$19,412	$11,248	$6,456

18.	Income taxes

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

In connection with the IPO, NFE recorded a deferred tax asset of $42,783 related to the difference between its tax basis in its investment in NFI and NFE’s share of the financial statement carrying amount of the net assets of NFI. The deferred tax asset was recorded to equity and is fully offset by a valuation allowance also recorded to equity.

The components of the Company’s loss before income taxes for the years ended December 31, 2019, 2018, and 2017 were as follows:

	Year Ended December 31,
	2019	2018	2017
United States	$(194,481)	$(74,873)	$(32,647)
Foreign	(9,399)	(3,647)	1,502
Loss before taxes	$(203,880)	$(78,520)	$(31,145)

Income tax expense (benefit) is comprised of the following for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
	2019	2018	2017
Current:
Domestic	$-	$-	$-
Foreign	47	7	5
Total current tax expense	47	7	5
Deferred:
Domestic	-	-	-
Foreign	392	(345)	521
Total deferred tax expense (benefit)	392	(345)	521
Total provision for (benefit from) income taxes	$439	$(338)	$526

Prior to the IPO, the income tax expense (benefit) was primarily due to foreign taxes. Subsequent to the IPO, federal income taxes were also provided related to the Company’s allocable share of income (losses) from NFI at the prevailing U.S. federal, state, and local corporate income tax rates. As New Fortress Energy Holdings, NFE’s predecessor for accounting purposes, was organized as a partnership for U.S. tax purposes, no United States federal income taxes were incurred in the years ended December 31, 2018 and 2017.

Effective Tax Rate

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
Income tax at the statutory rate	21.0%	-	-
Foreign tax rate differential	0.8%	0.4%	(1.7%)
Foreign tax on foreign operations	2.9%	-	-
Foreign permanent adjustments	5.0%	-	-
Income attributable to non-controlling interest	(18.2%)	-	-
Domestic valuation allowance	(2.1%)	-	-
Foreign valuation allowance	(10.8%)	-	-
Other	1.2%	-	-
Effective income tax rate	(0.2%)	0.4%	(1.7%)

The primary items which decreased the Company’s effective income tax rate from the federal statutory rate in 2019 were increases in domestic and foreign valuation allowances and income attributable to non-controlling interests.

During the years ended December 31, 2019, 2018, and 2017, the Company did not have any unrecognized tax benefits.

The following table summarizes the changes in the Company’s valuation allowance on deferred tax assets for the period indicated for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Balance at the beginning of the period	$241	$-
Increase recognized in the statement of operations	80,670	241
Balance at the end of the period	$80,911	$241

The tax effect of each type of temporary difference and carryforward that give rise to a significant deferred tax asset or liability as of December 31, 2019, 2018, and 2017, are as follows:

	Year Ended December 31,
	2019	2018
Deferred tax assets:
Investment in NFI	$46,185	$-
Accrued interest	14,047	3,181
Federal and state net operating loss carryforward	3,215	-
Foreign net operating loss carryforward	19,713	4,824
Share-based compensation	8,958	-
Other	406	-
Total deferred tax assets	92,524	8,005
Valuation allowance	(80,911)	(241)
Deferred tax assets, net of valuation allowance	11,613	7,764

Deferred tax liabilities:
Property and equipment	(11,820)	(7,579)
Total deferred tax liabilities	(11,820)	(7,579)
Net deferred tax (liabilities) assets	$(207)	$185

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. The Tax Act includes significant changes to the U.S. corporate income tax structure, including a federal corporate rate reduction from 35% to 21% effective January 1, 2018, limitations on the deductibility of interest expense, establishing a deduction for foreign-derived intangible income (“FDII”), creation of new minimum taxing regimes such as the Base Erosion and Anti-abuse Tax (“BEAT”) and the Global Intangible Low Taxed Income (“GILTI”) tax. Because of the Company’s overall loss position and deferred tax asset valuation allowance, the above mentioned items have not had a material impact to the financial statements.

U.S. Federal and State Jurisdictions

The Company and its subsidiaries file income tax returns in the U.S. federal and various state and local jurisdictions. The Company is not currently under income tax examination in any jurisdiction, and NFE will file its first corporate U.S. federal and state income tax returns for the period ended December 31, 2019. NFI is taxed as a U.S. partnership and controls the underlying operations, thus the tax effects of temporary differences are captured within the net deferred tax asset for the investment in the partnership.

As of December 31, 2019, NFE has approximately $14,549 of federal and $4,529 of state net operating loss carry forwards. The federal net operating losses are generally allowed to be carried forward indefinitely and can offset up to 80 percent of future taxable income. The state net operating losses relate to Florida and are generally allowed to be carried forward indefinitely.

NFE recorded a valuation allowance against its U.S. federal and state deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. As of December 31, 2019, the Company concluded, based on the weight of all available positive and negative evidence, those deferred tax assets are not more likely than not to be realized and accordingly, a valuation allowance has been recorded on this deferred tax asset as of December 31, 2019 for the amount not supported by reversing taxable temporary differences.

Foreign Jurisdictions

NFI’s foreign subsidiaries file income tax returns in certain foreign jurisdictions. As of December 31, 2019, NFI’s foreign subsidiaries have approximately $70,932 of net operating loss carry forwards. Net operating losses of $60,699 incurred in Jamaica are generally allowed to be carried forward indefinitely. Net operating loss carryforwards of $6,287 incurred in Puerto Rico and Mexico will expire, if unused, between 2028 and 2029. Net operating loss carryforwards of $3,946 incurred in Ireland are generally allowed to be carried forward indefinitely. The Company recorded a valuation allowance against foreign deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized.

The Company has subsidiaries incorporated in Bermuda. Under current Bermuda law, the Company is not required to pay taxes in Bermuda on either income or capital gains. The Company has received an undertaking from the Bermuda government that, in the event of income or capital gain taxes being imposed, it will be exempted from such taxes until the period 2035.

19.	Commitments and contingencies

In conjunction with its principal business activities, the Company enters into various firm commitments for the purchase, production, and transportation of LNG and natural gas. The estimated future cash payments related to outstanding contractual commitments, at market prices as of December 31, 2019, is summarized as follows:
	2020	2021	2022	2023	2024+
LNG inventory purchases	$276,904	$224,872	$-	$-	$-
Gas inventory purchases	8,714	6,213	6,205	6,271	12,196

LNG and natural gas purchases

The future cash payments summarized above represent the Company’s minimum firm purchase commitments as of December 31, 2019. The 2020 commitment for LNG inventory purchases excludes the $7,097 prepaid balance as of December 31, 2019. The amounts disclosed above represent the commitment to purchase 25 firm cargoes representing approximately 875.5 million gallons of LNG (72.4 million MMBtu).

As of December 31, 2019, the Company was a party to contractual purchase commitments for feedgas with remaining terms of up to 5 years. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. For agreements for supply where there is an active market, such agreements qualify for and the Company has elected the normal purchase exception under the derivatives guidance; therefore, the purchases under these contracts are included in Inventory and Cost of sales as incurred.

In February 2020, the Company signed a long-term supply agreement for the purchase of 27.5 TBtu per year of LNG. The purchases will take place between 2022 and 2030, and commitments related to this agreement are not included in the table above.

The Company’s lease obligations are discussed in Note 23, Leases, as lessee.

Contingencies

During 2017, the Company paid $1,204 of tangible personal property tax levied in the State of Florida in respect to the Company’s LNG Plant in Hialeah, Florida and subsequently initiated legal proceedings to challenge the tax amount for a full or partial rebate. The Company successfully challenged the tax amount and received a full rebate. The State of Florida appealed the determination and the Company repaid the rebate amount in order to avoid penalties and charges while the appeal is under consideration. Additionally, in 2018, the Company paid $1,033 of tangible personal property taxes to the State of Florida with respect to the same LNG plant. The Company initiated legal proceedings to challenge the tax amount for a partial rebate and received a rebate of approximately $140. The State of Florida appealed the determination, and the Company repaid the rebate amount to avoid penalties and charges while the appeal was under consideration.

In 2019, the Company settled both cases with the State of Florida and expects to receive an estimated refund in the amount of $488, net of legal fees contingent upon the recovery of these property taxes. The refund will be recognized as a gain contingency when the cash is received.

20.	Earnings per share

Year Ended December 31, 2019
Numerator:
Net loss	$(204,319)
Less: net loss attributable to non-controlling interests	170,510
Net loss attributable to Class A shares	$(33,809)
Denominator:
Weighted-average shares-basic and diluted	20,862,555

Net loss per share - basic and diluted	$(1.62)

In connection with the IPO, New Fortress Energy Holdings, the Company’s predecessor, effected a one-for-2.16 share split of its issued and outstanding common shares, resulting in 147,058,824 common shares. Upon the reorganization, New Fortress Energy Holdings obtained the same number of Class B shares in NFE. Class B shares do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted net loss per share for Class B shares under the two-class method has not been presented.

The following table presents potentially dilutive securities excluded from the computation of diluted net loss per share for the periods presented because its effects would have been anti-dilutive.

December 31, 2019
Unvested RSUs¹	3,137,415
Class B shares²	144,342,572
Shannon Equity Agreement shares[3]	1,083,995
Total	148,563,982

¹	Represents the number of instruments outstanding at the end of the period.
²	Class B shares at the end of the period are considered potentially dilutive Class A shares.
[3]	Class A shares that would be issued in relation to the Shannon LNG Equity agreement.

21.	Share-based compensation

During the year ended December 31, 2019, the Company granted RSUs to select officers, employees, non-employee members of the board of directors, and select non-employees under the Incentive Plan.

The Company estimates the fair value of RSUs on the grant date based on the closing price of the underlying shares on the grant date and other fair value adjustments to account for a post-vesting holding period. These fair value adjustments were estimated based on the Finnerty model.

The following table summarizes the RSU activity for the year ended December 31, 2019:

	Restricted Share Units	Weighted-average grant date fair value per share
Non-vested RSUs as of December 31, 2018	-	$-
Granted	5,404,823	13.48
Vested and shares issued	(1,284,383)	13.53
Forfeited	(983,025)	13.51
Non-vested RSUs as of December 31, 2019	3,137,415	$13.44

During the year ended December 31, 2019, the Company recognized a compensation expense of $41,447 of which $40,594 and $853 are recorded in Selling, general and administrative and Operations and maintenance, respectively. The Company recognizes the income tax benefits resulting from vesting of RSUs in the period they vest, to the extent the compensation expense has been recognized.

For the year ended December 31, 2019, cumulative compensation expense recognized for forfeited awards of $2,248 was reversed.

As of December 31, 2019, the Company had 3,137,415 non-vested RSUs subject to service conditions and therefore had unrecognized compensation costs of approximately $18,080. The non-vested RSUs will vest over a period from ten months to three years following the grant date. The weighted-average remaining vesting period of non-vested RSUs totaled 0.86 years as of December 31, 2019.

22.	Stockholder’s equity and Members’ equity

New Fortress Energy Holdings

In January 2018, New Fortress Energy Holdings, the Company’s predecessor, issued 665,843 common shares (no par value) to members of New Fortress Energy Holdings for $20,150 in proceeds.

New Fortress Energy LLC

During the year ended December 31, 2019, the Company issued 2,716,252 shares of Class A shares in exchange for Class B shares, and 53,572 Class A shares were issued for vested RSUs.

As of December 31, 2019, NFE has 23,607,096 Class A Shares outstanding, and New Fortress Energy Holding has an 85.9% economic interest in NFI through ownership of 144,342,572 NFI LLC units and New Fortress Energy Holdings holds an 85.9% voting interest in NFE.

23.	Leases, as lessee

During the years ended December 31, 2019, 2018, and 2017, the Company recognized rental expense for all operating leases of $37,069, $23,687, and $17,369, respectively. These operating leases were related primarily to LNG vessel time charters, office space, land leases, and marine port berth leases as summarized in the table below.

Lease	Non-cancellable Initial Term	Renewal Option	Rent Escalation (per annum)
LNG vessel time charter	2 to 7 years	0 to 5 years	0% to 2%
Marine port berth	20 to 25 years	0 to 20 years	See Note (1)
Office space and land	monthly to 7 years	0 to 5 years	2.5% to 5.0%

(1)	One marine port berth lease has a 15% lease payment escalation after year five

Future minimum lease payments under non-cancellable operating leases are as follows:

Year ending December 31:
2020	$37,776
2021	35,478
2022	18,387
2023	7,083
2024	7,151
Thereafter	26,458
Total	$132,333

24.	Related party transactions

Management services

The Company is majority-owned by a private equity fund managed by an affiliate of Fortress Investment Group LLC (“Fortress”). In the ordinary course of business, Fortress through affiliated entities, has historically charged the Company for administrative and general expenses incurred pursuant to its Management Services Agreement (“Management Agreement”). Upon completion of the IPO, the Management Agreement was terminated and replaced by an Administrative Services Agreement (“Administrative Agreement”) to charge the Company for similar administrative and general expenses. The charges under the Management Agreement and Administrative Agreement that are attributable to the Company totaled $7,942, $5,741 and $3,866 for years ended December 31, 2019, 2018, and 2017, respectively. Costs associated with the Management Agreement and Administrative Agreement are included within Selling, general and administrative in the consolidated statements of operations and comprehensive loss. As of December 31, 2019 and 2018, $5,083 and $3,579 were due to Fortress, respectively.

In addition to management and administrative services, an affiliate of Fortress owns and leases an aircraft chartered by the Company for business purposes in the course of operations. The Company incurred, at aircraft operator market rates, charter costs of $5,367 for the year ended December 31, 2019, and $4,286 is due to this affiliate as of December 31, 2019. In prior years, such charges were incurred under the Management Agreement and amounts incurred of $1,873 and $2,917 for the years ended December 2018 and 2017, respectively, are included in the activity and balances disclosed above.

Land and office lease

The Company has leased land and office space from Florida East Coast Industries, LLC (“FECI”), an affiliate of the Company. In April 2019, FECI sold the office building to a non-affiliate, and as such, the lease of the office space is no longer held with a related party. The expense related to the office building for the period that the building was owned by a related party during the year ended December 31, 2019 totaled $609, of which $386 was capitalized as leasehold improvements and $223 was included in Selling, general and administrative in the consolidated statements of operations and comprehensive loss; no expense for the office space was incurred prior to 2019. The expense for the land lease during the years ended December 31, 2019, 2018, and 2017 was $396, $260, and $285, respectively, and these amounts have been recognized within Operations and maintenance in the consolidated statements of operations and comprehensive loss. As of December 31, 2019 and 2018, $0 and $597 were due to FECI, respectively.

DevTech Investment

In August 2018, the Company entered into a consulting arrangement with DevTech Environment Limited (“DevTech”), to provide business development services to increase the customer base of the Company. DevTech also contributed cash consideration in exchange for a 10% interest in a consolidated subsidiary. The 10% interest is reflected as non-controlling interest in the Company’s consolidated financial statements. DevTech purchased 10% of a note payable due to an affiliate of the Company. As of December 31, 2019 and 2018, $815 and $737 was owed to DevTech on the note payable, respectively. The outstanding note payable due to DevTech is included in Other long-term liabilities on the consolidated balance sheets as of December 31, 2019. For the years ended December 31, 2019 and 2018, interest expense on the note payable due to DevTech was $94 and $18, respectively; no interest has been paid, and accrued interest has been recognized within Other current liabilities on the consolidated balance sheets. As of December 31, 2019 and 2018, $443 and $365 was due from DevTech, respectively.

Fortress affiliated entities

Since 2017, the Company has provided certain administrative services to related parties including Fortress Equity Partners. As of December 31, 2019 and 2018, $1,134 and $525 were due from affiliates, respectively. There are no costs incurred by the Company as the Company is fully reimbursed for all costs incurred. Additionally, Fortress affiliated entities provide certain administrative services to the Company. As of December 31, 2019 and 2018, $883 and $305 were due to Fortress affiliates, respectively.

Due to/from Affiliates

The table below summarizes the balances outstanding with affiliates at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018

Amounts due to affiliates	$10,252	$4,481
Amounts due from affiliates	1,577	890

25.	Customer concentrations

For the year ended December 31, 2019, revenue from two significant customers constituted 74% of the total revenue and 85% of trade receivables. For the year ended 2018 and 2017, revenue from one significant customer constituted 87% and 92% of total revenue, respectively, and as of December 31, 2018, this customer comprised 93% of trade receivables. In addition to trade receivables, the Company has primarily leased facilities under direct financing leases to this customer. As of December 31, 2019 and 2018, 99% and 98% of the Finance leases, net balance was attributed to this significant customer, respectively.

During the years ended December 31, 2019, 2018, and 2017, revenue from external customers that were derived from customers located in the United States were $21,386, $7,214 and $4,935, respectively, and from customers outside of the United States were $167,739, $105,087 and $92,327, respectively, primarily derived from customers in the Caribbean. The Company attributes revenue from external customers to the country in which the party to the applicable agreement has its principal place of business.

As of December 31, 2019 and 2018, long lived assets, which are all non-current assets excluding investment in equity securities, restricted cash, deferred tax assets and intangible assets, located in the United States were $360,860 and $151,729, respectively, and long lived assets located outside of the United States were $470,749 and $325,416, respectively, primarily located in the Caribbean.

26.	Unaudited quarterly financial data

Due to the change in organization structure as a result of reorganization transactions completed at the time of the IPO in 2019, the 2018 quarterly net loss per share is not presented as it is not comparable to 2019. Summarized quarterly financial data for the years ended December 31, 2019 and 2018 are as follows:

(in thousands of U.S. dollars, except per share data)
	Three months ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenues	$29,951	$39,766	$49,656	$69,752
Operating loss	(59,337)	(43,959)	(47,726)	(36,253)
Net loss	(60,292)	(51,233)	(54,424)	(38,370)
Net loss attributable to stockholders	(13,557)	(6,186)	(6,723)	(7,343)
Basic and diluted loss per share (1)	(0.96)	(0.28)	(0.30)	(0.30)

(1) Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

	Three months ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018

Revenues	$25,709	$26,799	$28,424	$31,369
Operating loss	(9,465)	(17,141)	(9,922)	(21,960)
Net loss	(10,913)	(18,825)	(13,681)	(34,763)
Net loss attributable to stockholders	(10,913)	(18,825)	(13,609)	(34,729)

27.	Subsequent events

The Credit Agreement

On January 10, 2020, the Company entered into a credit agreement to borrow $800,000 in term loans (the “Credit Agreement”). The Credit Agreement will mature in January 2023 with the full principal balance due upon maturity. Interest is payable quarterly and is based on a LIBOR rate divided by one minus the applicable reserve requirement, subject to a floor of 1.50%, plus a margin of 6.25%. The interest rate margin increases each year of the term by 1.50%.

Proceeds received were net of upfront and structuring fees, and together with other fees and expenses paid in connection with obtaining this financing, these fees will be recorded as a reduction to the principal balance on the consolidated balance sheet.  Proceeds received were utilized to extinguish the Term Loan Facility, including outstanding principal of $495,000.

LNG Supply Agreement

On February 7, 2020, the Company entered into a long-term supply agreement for the purchase of 27.5 TBtus per year of LNG at a price indexed to Henry Hub. The term of the purchase commitment is January 2022 through January 2030.

Schedule I – Condensed Financial Information of Registrant
New Fortress Energy LLC
(Parent Company Only)

Condensed Balance Sheets
As of December 31, 2019 and 2018
(in thousands of U.S. Dollars, except share amounts)

	December 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$-	$42
Total current assets	-	42

Investment in subsidiaries	84,805	268,265
Total assets	$84,805	$268,307

Stockholders’ equity
Members’ capital, no par value, 500,000,000 shares authorized, 67,983,095 shares issued and outstanding as of December 31, 2018	$-	$426,741
Class A shares, 23,607,096 shares, issued and outstanding as of December 31, 2019; 0 shares issued and outstanding as of December 31, 2018	130,658	-
Class B shares, 144,342,572 shares, issued and outstanding as of December 31, 2019; 0 shares issued and outstanding as of December 31, 2018	-	-
Accumulated deficit	(45,823)	(158,423)
Accumulated other comprehensive loss	(30)	(11)
Total stockholders’ equity	84,805	268,307

Total liabilities and stockholders’ equity	$84,805	$268,307

See accompanying notes to condensed financial statements

Schedule I – Condensed Financial Information of Registrant
New Fortress Energy LLC
(Parent Company Only)

Condensed Statements of Operations and Comprehensive Loss
For the years ended December 31, 2019, 2018 and 2017
(in thousands of U.S. Dollars)

	Year Ended December 31,
	2019	2018	2017
Selling, general and administrative	$-	$(179)	$(40)
Operating loss	-	(179)	(40)
Other income, net	106	337	-
Income (loss) before taxes and equity in net loss of subsidiaries	106	158	(40)
Tax expense (benefit)	-	-	-
Equity in net loss of subsidiaries	(33,915)	(78,234)	(31,631)
Net Loss	(33,809)	(78,076)	(31,671)
Other comprehensive (loss) income	(30)	(2,677)	1,303
Comprehensive loss	$(33,839)	$(80,753)	$(30,368)

See accompanying notes to condensed financial statements

Schedule I – Condensed Financial Information of Registrant
New Fortress Energy LLC
(Parent Company Only)

Condensed Statements of Cash Flows
For the years ended December 31, 2019, 2018 and 2017
(in thousands of U.S. Dollars)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net Loss	$(33,809)	$(78,076)	$(31,671)
Adjustments for:
Equity in net losses of subsidiaries	33,915	78,234	31,631
Net cash provided by/(used in) operating activities	106	158	(40)

Cash flows from investing activities
Investment in subsidiaries	(275,054)	(146,941)	(123,371)
Net cash used in investing activities	(275,054)	(146,941)	(123,371)

Cash flows from financing activities
Proceeds from IPO	274,948	-	-
Repayment of affiliate note	-	-	(120)
Capital contributed from Members	-	20,150	20,100
Collection of subscription receivable	-	50,000	-
Net cash provided by financing activities	274,948	70,150	19,980

Net (decrease) in cash and cash equivalents and restricted cash	-	(76,633)	(103,431)
Cash and cash equivalents and restricted cash - beginning of period	-	76,675	180,106
Cash and cash equivalents and restricted cash - end of period	$-	$42	$76,675

See accompanying notes to condensed financial statements

Schedule I – Condensed Financial Information of Registrant
New Fortress Energy LLC
(Parent Company Only)

Notes to Condensed Financial Statements

1.	Organization and presentation

New Fortress Energy LLC (“NFE”) was formed as a Delaware limited liability company by New Fortress Energy Holdings on August 6, 2018. On February 4, 2019, NFE completed an initial public offering (“IPO”) in which NFE issued and sold 20,000,000 Class A shares at an IPO price of $14.00 per share. In addition, on March 1, 2019, the underwriters exercised their option to purchase an additional 837,272 Class A shares. NFE raised net proceeds of $274.9 million, after deducting underwriting discounts and commissions. These proceeds were contributed in exchange for limited liability company units (“NFI LLC Units”) in New Fortress Intermediate LLC (“NFI”), an entity formed in conjunction with the IPO, at a price per unit equal to the IPO price. In addition, New Fortress Energy Holdings contributed all of its interests in consolidated subsidiaries that comprised substantially all of its historic operations, as well its limited assets and liabilities, to NFI in exchange for NFI LLC Units. New Fortress Energy Holdings has been determined to be NFE’s predecessor for accounting purposes.

NFE’s consolidated subsidiaries have outstanding borrowings under a term loan agreement and under secured and unsecured bonds, and there are restrictions in the credit agreements governing these borrowings, described in Note 17 of the Notes to the consolidated financial statements, on NFE’s ability to obtain funds from any of its subsidiaries through dividends, loans, or advances.  As of December 31, 2019, substantially all of the net assets of NFE’s consolidated subsidiaries were restricted. Accordingly, this condensed financial information is presented on a “Parent-only” basis. Under a Parent-only presentation, NFE’s investments in its consolidated subsidiaries are presented under the equity method of accounting.

The condensed financial statements of NFE reflect the results of operations of NFE commencing on the date of IPO. For the periods prior to the IPO, the condensed financial statements of New Fortress Energy Holdings are presented. NFE is a holding company that does not conduct any business operations of its own, and therefore its assets primarily consist of investment in subsidiaries.

The condensed financial information of NFE should be read in conjunction with the consolidated financial statement of NFE and the accompanying notes thereto.

2.	Debt

As of December 31, 2019 and 2018, NFE had no debt on its balance sheet. However, certain of its subsidiaries are subject to debt agreements. These agreements require the subsidiaries to comply with certain financial covenants and other restricted covenants customary for facilities of this type, including restrictions on indebtedness, lines, acquisitions, investments, restricted payments, and dispositions. For a discussion of the nature and terms of those agreements, refer to Note 17 to NFE’s consolidated financial statements.

Schedule II

Description	Balance at Beginning of Year	Additions(1)	Deductions	Balance at End of Year

Year ended December 31, 2019

Allowance for doubtful accounts	$257	$-	$(257)	$-

Year ended December 31, 2018

Allowance for doubtful accounts	-	257	-	257

Year ended December 31, 2017

Allowance for doubtful accounts	-	-	-	-

Note

(1)	Amount expensed is included within Selling, general and administrative