Form 10-Q
period 2020-03-31
New Fortress Energy LLC
filed 2020-05-06
CIK 1749723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 30, 2020, the registrant had 24,236,495 Class A shares and 144,342,572 Class B shares outstanding.

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

•
the severity and duration of world health events, including the recent novel coronavirus (“COVID-19”) pandemic and related economic and political impacts on our or our customers’ or suppliers’ operations and financial status;

•	failure to obtain and maintain approvals and permits from governmental and regulatory agencies;

•	operational, regulatory, environmental, political, legal and economic risks pertaining to the construction and operation of our facilities;

•	inability to contract with suppliers and tankers to facilitate the delivery of LNG on their chartered LNG tankers;

•	volatility or cyclical or other changes in the demand for and price of LNG and natural gas and alternative fuels including oil-based fuels;

•
uncertainty regarding the timing, pace and extent of an economic recovery in the United States, the other jurisdictions in which we operate and elsewhere, which in turn will likely affect demand for crude oil and natural gas;

•	failure of natural gas to be a competitive source of energy in the markets in which we operate, and seek to operate;

•	competition from third parties in our business;

•	inability to re-finance our outstanding indebtedness or implement our financing plans;

•	changes to environmental and similar laws and governmental regulations that are adverse to our operations;

•	inability to enter into favorable agreements and obtain necessary regulatory approvals;

•	the tax treatment of us or of an investment in our Class A shares;

•	the completion of the Exchange Transactions (as defined below);

•	a major health and safety incident relating to our business;

•	increased labor costs, and the unavailability of skilled workers or our failure to attract and retain qualified personnel; and

•	risks related to the jurisdictions in which we do, or seek to do, business, particularly Florida, Puerto Rico, Mexico, Jamaica, Angola, Nicaragua and other jurisdictions in the Caribbean.

All forward-looking statements speak only as of the date of this Quarterly Report. When considering forward-looking statements, you should keep in mind the risks set forth under “Item 1A. Risk Factors” and other cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 (our “Annual Report”), this Quarterly Report and in our other filings with the Securities and Exchange Commission (the “SEC”). The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no duty to update these forward-looking statements, even though our situation may change in the future. Furthermore, we cannot guarantee future results, events, levels of activity, performance, projections or achievements.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

New Fortress Energy LLC
Condensed Consolidated Balance Sheets
As of March 31, 2020 and December 31, 2019
(Unaudited, in thousands of U.S. dollars, except share amounts)

	March 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$232,698	$27,098
Restricted cash	32,512	30,966
Receivables, net of allowances of $0 and $0, respectively	45,976	49,890
Inventory	28,602	63,432
Prepaid expenses and other current assets	74,826	39,734
Total current assets	414,614	211,120

Restricted cash	26,055	34,971
Construction in progress	333,646	466,587
Property, plant and equipment, net	479,089	192,222
Right-of-use asset, net	115,511	-
Intangible assets, net	42,276	43,540
Finance leases, net	1,002	91,174
Investment in equity securities	140	2,540
Deferred tax assets, net	2,756	34
Other non-current assets	74,027	81,626
Total assets	$1,489,116	$1,123,814

Liabilities
Current liabilities
Accounts payable	$21,256	$11,593
Accrued liabilities	68,529	54,943
Current lease liabilities	29,944	-
Due to affiliates	7,377	10,252
Other current liabilities	24,545	25,475
Total current liabilities	151,651	102,263

Long-term debt	945,209	619,057
Non-current lease liabilities	64,760	-
Deferred tax liabilities, net	-	241
Other long-term liabilities	13,305	14,929
Total liabilities	1,174,925	736,490

Commitments and contingences (Note 18)

Stockholders’ equity
Class A shares, 24,820,003 shares issued and 24,236,495 outstanding as of March 31, 2020; 23,607,096 shares issued and outstanding as of December 31, 2019	133,166	130,658
Treasury shares, 583,508 shares as of March 31, 2020, at cost; 0 shares at December 31, 2019, at cost	(6,132)	-
Class B shares, 144,342,572 shares, issued and outstanding as of March 31, 2020 and December 31, 2019	-	-
Accumulated deficit	(55,427)	(45,823)
Accumulated other comprehensive loss	(83)	(30)
Total stockholders' equity attributable to NFE	71,524	84,805
Non-controlling interest	242,667	302,519
Total stockholders' equity	314,191	387,324
Total liabilities and stockholders' equity	$1,489,116	$1,123,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy LLC
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three months ended March 31, 2020 and 2019
(Unaudited, in thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenues
Operating revenue	$63,502	$26,138
Other revenue	11,028	3,813
Total revenues	74,530	29,951

Operating expenses
Cost of sales	68,216	33,349
Operations and maintenance	8,483	4,499
Selling, general and administrative	28,370	49,749
Loss on mitigation sales	208	-
Depreciation and amortization	5,254	1,691
Total operating expenses	110,531	89,288

Operating loss	(36,001)	(59,337)

Interest expense	13,890	3,284
Other expense (income), net	611	(2,575)
Loss on extinguishment of debt, net	9,557	-
Loss before taxes	(60,059)	(60,046)
Tax (benefit) expense	(4)	246
Net loss	(60,055)	(60,292)
Net loss attributable to non-controlling interest	51,757	46,735
Net loss attributable to stockholders	$(8,298)	$(13,557)

Net loss per share – basic and diluted	$(0.32)	$(0.96)

Weighted average number of shares outstanding – basic and diluted	26,029,492	14,094,534

Other comprehensive loss:
Net loss	$(60,055)	$(60,292)
Unrealized loss on currency translation adjustment	369	-
Comprehensive loss	(60,424)	(60,292)
Comprehensive loss attributable to non-controlling interest	52,073	46,735
Comprehensive loss attributable to stockholders	$(8,351)	$(13,557)

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy LLC
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended March 31, 2020 and 2019
(Unaudited, in thousands of U.S. dollars, except share amounts)

	Members' Capital		Class A shares		Class B shares		Treasury shares		Accumulated	Accumulated other comprehensive	Non- controlling	Total stockholders'
	Units	Amounts	Shares	Amount	Shares	Amount	Shares	Amount	deficit	(loss) income	Interest	equity
Balance as of December 31, 2019	-	$-	23,607,096	$130,658	144,342,572	$-	-	$-	$(45,823)	$(30)	$302,519	$387,324
Cumulative effect of accounting change (ASC 842)	-	-	-	-	-	-	-	-	(1,306)	-	(7,779)	(9,085)
Net loss	-	-	-	-	-	-	-	-	(8,298)	-	(51,757)	(60,055)
Other comprehensive loss	-	-	-	-	-	-	-	-	-	(53)	(316)	(369)
Share-based compensation expense	-	-	-	2,508	-	-	-	-	-	-	-	2,508
Issuance of shares for vested RSUs	-	-	1,212,907	-	-	-	-	-	-	-	-	-
Shares withheld from employees related to share-based compensation, at cost	-	-	-	-	-	-	(583,508)	(6,132)	-	-	-	(6,132)
Balance as of March 31, 2020	-	$-	24,820,003	$133,166	144,342,572	$-	(583,508)	$(6,132)	$(55,427)	$(83)	$242,667	$314,191

	Members' Capital		Class A shares		Class B shares		Treasury shares		Accumulated	Accumulated other comprehensive	Non- controlling	Total stockholders'
	Units	Amounts	Shares	Amount	Shares	Amount	Shares	Amount	deficit	(loss) income	Interest	equity
Balance as of December 31, 2018	67,983,095	$426,741	-	$-	-	$-	-	$-	$(158,423)	$(11)	$14,340	$282,647
Activity prior to the IPO and related organizational transactions:
Net loss	-	-	-	-	-	-	-	-	(7,923)	11	(91)	(8,003)
Effects of the IPO and related organizational transactions:
Issuance of Class A shares in the IPO, net of underwriting discount and offering costs	-	-	20,837,272	32,136	-	-	-	-	-	-	235,874	268,010
Effects of the reorganization transactions	(67,983,095)	(426,741)	-	51,092	147,058,824	-	-	-	146,420	-	229,229	-
Activity subsequent to the IPO and related organizational transactions:
Net loss	-	-	-	-	-	-	-	-	(5,645)	-	(46,644)	(52,289)
Share-based compensation expense	-	-	-	19,037	-	-	-	-	-	-	-	19,037
Balance as of March 31, 2019	-	$-	20,837,272	$102,265	147,058,824	$-	-	$-	$(25,571)	$-	$432,708	$509,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy LLC
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2020 and 2019
(Unaudited, in thousands of U.S. dollars)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(60,055)	$(60,292)
Adjustments for:
Amortization of deferred financing costs	3,353	981
Depreciation and amortization	5,481	1,849
Loss on extinguishment of debt, net	9,557	-
Deferred taxes	(18)	201
Change in value of Investment in equity securities	2,400	(896)
Share-based compensation	2,508	19,037
Other	88	204
Decrease (Increase) in receivables	5,752	(3,102)
Decrease (Increase) in inventories	34,830	(11,043)
(Increase) Decrease in other assets	(54,080)	15,684
Decrease in right-of-use asset, net	9,263	-
Increase in accounts payable/accrued liabilities	2,132	3,567
(Decrease) Increase in amounts due to affiliates	(2,875)	3,117
(Decrease) in lease liabilities	(9,170)	-
(Decrease) in other liabilities	(477)	(355)
Net cash used in operating activities	(51,311)	(31,048)

Cash flows from investing activities
Capital expenditures	(56,098)	(136,281)
Principal payments received on finance lease, net	50	284
Net cash used in investing activities	(56,048)	(135,997)

Cash flows from financing activities
Proceeds from borrowings of debt	832,144	220,000
Payment of deferred financing costs	(14,069)	(4,400)
Repayment of debt	(506,402)	(1,250)
Proceeds from IPO	-	274,948
Payments related to tax withholdings for share-based compensation	(6,084)	-
Payment of offering costs	-	(6,105)
Net cash provided by financing activities	305,589	483,193

Net increase in cash, cash equivalents and restricted cash	198,230	316,148
Cash, cash equivalents and restricted cash – beginning of period	93,035	100,853
Cash, cash equivalents and restricted cash – end of period	$291,265	$417,001

Supplemental disclosure of non-cash investing and financing activities:
Changes in Accounts payable and accrued liabilities associated with construction in progress and property, plant and equipment additions	$13,359	$(32,946)

The accompanying notes are an integral part of these condensed consolidated financial statements.

1.	Organization

New Fortress Energy LLC (“NFE,” together with its subsidiaries, the “Company”) is a Delaware limited liability company formed by New Fortress Energy Holdings LLC (“New Fortress Energy Holdings”) on August 6, 2018. The Company is a global integrated gas-to-power infrastructure company that seeks to use natural gas to satisfy the world’s large and growing power needs and is engaged in providing energy and logistical services to end-users worldwide seeking to convert their operating assets from diesel or heavy fuel oil to LNG. The Company currently sources LNG from a combination of its own liquefaction facility in Miami, Florida and purchases on the open market. The Company has liquefaction, regasification, and power generation operations in the United States and Jamaica.

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

(a)	Basis of presentation and principles of consolidation

The accompanying unaudited interim condensed consolidated financial statements contained herein were prepared in accordance with GAAP and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position, results of operations and cash flows of the Company for the interim periods presented. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned consolidated subsidiaries. The ownership interest of other investors in consolidated subsidiaries is recorded as a non-controlling interest.  All significant intercompany transactions and balances have been eliminated on consolidation. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2019.

On February 4, 2019, the Company completed an initial public offering (“IPO”) and a series of other transactions, in which the Company issued and sold 20,000,000 Class A shares at an IPO price of $14.00 per share. The Company’s Class A shares began trading on NASDAQ Global Select Market (“NASDAQ”) under the symbol “NFE” on January 31, 2019. Net proceeds from the IPO were $257.0 million, after deducting underwriting discounts and commissions and transaction costs. These proceeds were contributed to New Fortress Intermediate LLC (“NFI”), an entity formed in conjunction with the IPO, in exchange for 20,000,000 limited liability company units in NFI (“NFI LLC Units”). In addition, New Fortress Energy Holdings contributed all of its interests in consolidated subsidiaries that comprised substantially all of its historical operations to NFI in exchange for NFI LLC Units. In connection with the IPO, New Fortress Energy Holdings also received 147,058,824 Class B shares of the Company, which is equal to the number of NFI LLC Units held by New Fortress Energy Holdings immediately following the IPO. New Fortress Energy Holdings retained a significant interest in NFE through its ownership of 147,058,824 Class B shares, representing a 88.0% voting and non-economic interest. New Fortress Energy Holdings also had an 88.0% economic interest in NFI through its ownership of 147,058,824 of NFI LLC Units. New Fortress Energy Holdings has been determined to be NFE’s predecessor for accounting purposes.

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

As of March 31, 2020, NFE has 24,236,495 Class A shares outstanding, and New Fortress Energy Holdings has an 85.6% economic interest in NFI through ownership of 144,342,572 NFI LLC Units, and New Fortress Energy Holdings holds an 85.6% voting interest in NFE.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include relative fair value allocation between revenue and lease components of contracts with customers, total consideration and fair value of identifiable net assets related to acquisitions, and the fair value of equity awards granted to both employees and non-employees. Management evaluates its estimates and related assumptions regularly. Changes in facts and circumstances or additional information may result in revised estimates, and actual results may differ from these estimates.

(c)	Legal and contingencies

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

(d)	Revenue recognition

The Company’s contracts with customers may contain one or several performance obligations usually consisting of the sale of LNG, natural gas, and beginning in the three months ended March 31, 2020, power and steam which are outputs from the Company’s natural gas-fueled infrastructure. The transaction price for each of these contracts is structured using similar inputs and factors regardless of the output delivered to the customer. The customers consume the benefit of the natural gas, power, and steam when they are delivered by the Company to the customer’s power generation facilities or interconnection facility. Natural gas, power, and steam qualify as a series with revenue being recognized over time using an output method, based on the quantity of natural gas, power, or steam that the customer has consumed. LNG is typically delivered in containers transported by truck to customer sites. Revenue from sales of LNG delivered by truck is recognized at the point in time at which physical possession and the risks and rewards of ownership transfer to the customer, either when the containers are shipped or delivered to the customers’ storage facilities, depending on the terms of the contract. Because the nature, timing, and uncertainty of revenue and cash flows are substantially the same for LNG, natural gas, power and steam, the Company has presented Operating revenue on an aggregated basis.

The Company has concluded that variable consideration included in its agreements meets the exception for allocating variable consideration. As such, the variable consideration for these contracts is allocated to each distinct unit of LNG, natural gas, power or steam delivered and recognized when that distinct unit is delivered to the customer.

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

The leases of certain facilities and equipment to customers are accounted for as financing or operating leases. The current and non-current portion of financing leases are recorded within Prepaid expenses and other current assets and Finance leases, net on the condensed consolidated balance sheets, respectively. The lease payments for finance leases are segregated into principal and interest components similar to a loan. Interest income is recognized on an effective interest method over the lease term and included in Other revenue in the condensed consolidated statements of operations and comprehensive loss. The principal component of the lease payment is reflected as a reduction to the net investment in the lease. For the Company’s operating leases, the amount allocated to the leasing component is recognized over the lease term as Other revenue in the condensed consolidated statements of operations and comprehensive loss.

In addition to the revenue recognized from the leasing components of agreements with customers, Other revenue includes revenue recognized from the construction and installation of equipment to transform customers’ facilities to operate utilizing natural gas or to allow customers to receive power or other outputs from our natural gas-fueled power generation facilities. Revenue from these development services is recognized over time as the Company transfers control of the asset to the customer, unless the customer is not able to obtain control over the asset under construction until such services are completed, in which case, revenue is recognized when the services are completed and the customer has control of the infrastructure. Such agreements may also include a significant financing component, and the Company recognizes revenue for the interest income component over the term of the financing as Other revenue.

Shipping and handling costs are not considered to be separate performance obligations. These costs are recognized in the period in which the costs are incurred and presented within Cost of sales in the condensed consolidated statements of operations and comprehensive loss. All such shipping and handling activities are performed prior to the customer obtaining control of the LNG.

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

a)	New standards, amendments and interpretations issued but not effective for the financial year beginning January 1, 2020:

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Disclosure Framework – Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires financial assets measured at amortized cost basis, including trade receivables, to be presented net of the amount expected to be collected. The measurement of all expected credit losses will be based on historical experience, current conditions, and reasonable and supportable forecasts. In October 2019, the FASB voted to approve a proposal to defer the effective date of ASC 2016-13 for certain entities, including emerging growth companies that take advantage of the extended transition period, to fiscal years beginning after December 15, 2022, and early adoption is permitted. This proposal would be applicable to the Company. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements and timing of adoption.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions related to the general principles in ASC 740, Income Taxes. It also clarifies and simplifies other aspects of the accounting for income taxes. The new standard is effective for interim and annual periods beginning after December 15, 2021, and early adoption is permitted. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements and timing of adoption.

b)	New and amended standards adopted by the Company:

On February 25, 2016, the FASB issued ASU No. 2016-2, Leases (“ASC 842”), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheet and making targeted changes to lessor accounting. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will depend primarily on the lease’s classification as a finance or operating lease. However, unlike ASC 840, which required only capital leases to be recognized on the balance sheet, ASC 842 requires most leases to be recognized on the balance sheet as a right-of-use (“ROU”) asset and a lease liability.

The Company has entered into lease agreements for the use of LNG vessels, marine port space, office space, land and equipment, all of which are operating leases. ROU assets recognized for these leases represent the Company’s right to use an underlying asset for the lease term and the lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of fixed lease payments over the lease term. The incremental borrowing rate used to calculate the present value of lease payments is determined using existing credit rates of unsecured borrowings adjusted for collateral, which are then adjusted for the appropriate lease term and currency.

The Company adopted the standard effective January 1, 2020 and elected to apply the modified retrospective transition method at the beginning of the period of adoption, which allowed the Company to begin recognizing and measuring leases under ASC 842 at January 1, 2020, without modifying the comparative period financial statements. Upon adoption of ASC 842, the Company recorded ROU assets and corresponding lease liabilities of $124,774 and $103,874, respectively.

The Company did not elect the package of practical expedients and therefore, as part of transition, the Company reassessed the previous conclusions made under ASC 840 related to the identification of leases, classification of leases, and initial direct costs based on the standards of ASC 842. In connection with the reassessment of previous conclusions, the Company determined that the direct financing lease recognized related to the Montego Bay Terminal is no longer a lease under ASC 842. The Company recognized a transition adjustment that removed the unamortized net investment in the direct financing lease and recognized the underlying assets as Property, plant and equipment, net of depreciation that would have been recognized since the commissioning of the Montego Bay Terminal, with the difference of approximately $9,085, net of taxes of $2,945, recorded as an adjustment to retained earnings. Beginning in 2020, the Company will recognize payments previously allocated to the leasing component of the gas sales agreement with this customer within Operating revenue in the condensed consolidated statements of operations and comprehensive loss. Under ASC 840, amounts allocated to the leasing component had been recognized on an effective interest method over the lease term with only the portion representing interest income recognized as Other revenue.

The Company made an accounting policy election to exclude leases with terms of 12 months or less from ROU assets and lease liabilities on the balance sheet, and short-term lease payments are recognized on a straight-line basis over the lease term. Variable payments under short-term leases are recognized in the period in which the obligation that triggers the variable payment becomes probable.  The Company, as lessee, has also elected the practical expedient not to separate lease and non-lease components for marine port, office space, land and equipment leases.  The Company will separate the lease and non-lease components for LNG vessel leases.  The allocation of lease payments between lease and non-lease components have been determined based on the relative fair value of each component. The fair value of the lease component is estimated based on the estimated standalone price to lease a bareboat LNG vessel. The fair value of the non-lease component is estimated based on the estimated standalone price of operating the respective vessel, inclusive of the costs of the crew and other operating costs.

The Company, as lessor, will continue to separate lease and non-lease components for the equipment leases provided in connection with agreements for the sale of LNG or natural gas to customers.

The Company has elected the land easement practical expedient, which allows the Company to continue to account for pre-existing land easements as intangible assets under the accounting policy that existed before adoption of ASC 842.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which provides additional guidance to improve the effectiveness of disclosure requirements on fair value measurement. The Company has adopted ASU 2018-13 for the year beginning January 1, 2020. As this guidance is only related to qualitative financial disclosures, it did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets. A customer’s accounting for the costs of the hosting component of the arrangement is not affected by the new guidance. The Company has early adopted ASU 2018-15 for the year beginning January 1, 2020, using the prospective transition approach. This approach did not require any adjustment to comparative financial statements. The Company did not capitalize a material amount of implementation costs as a result of adopting this guidance in the first quarter of 2020, and the adoption did not result in material impact on the Company’s condensed consolidated financial statements.

4.	Revenue from contracts with customers

Under most customer contracts, invoicing occurs once the Company’s performance obligations have been satisfied, at which point payment is unconditional. As of March 31, 2020 and December 31, 2019, receivables related to revenue from contracts with customers totaled $28,195 and $30,563, respectively, and were included in “Receivables, net” on the condensed consolidated balance sheets, net of the allowance for doubtful accounts. Other items included in Receivables, net not related to revenue from contracts with customers represent receivables associated with reimbursable costs and leases which are accounted for outside the scope of ASC 606.

The Company has recognized a contract liability, comprised of unconditional payments due under the contract with a customer prior to the Company’s satisfaction of the related performance obligations. The performance obligations are expected to be satisfied during the next 12 months, and the contract liability is classified within Other current liabilities on the condensed consolidated balance sheets. Contract assets are comprised of the transaction price allocated to completed performance obligations that will be billed to customers in subsequent periods. The contract liability and contract assets balances as of March 31, 2020 and December 31, 2019 are detailed below:

	March 31, 2020	December 31, 2019
Contract assets - current	$4,570	$3,787
Contract assets - non-current	21,582	19,474
Total contract assets	$26,152	$23,261

Contract liability	$3,546	$6,542

Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period	$3,136	$-

As of March 31, 2020, the Company has unbilled receivables of $7,088, of which $356 is presented within Other current assets and $6,732 is presented within Other non-current assets on the condensed consolidated balance sheet. These unbilled receivables represent unconditional right to payment subject only to the passage of time.

Operating revenue which includes revenue from sales of LNG and natural gas as well as outputs from the Company’s natural gas-fired power generation facilities, including power and steam, was $63,502 and $26,138 for the three months ended March 31, 2020 and 2019, respectively. During March 2020, the Company began to deliver power and steam for the first time recognizing $1,731 in operating revenue for the three months ended March 31, 2020. Other revenue includes revenue for development services revenue as well as lease and other revenue. The table below summarizes the balances in Other revenue:

	Three Months Ended March 31,
	2020	2019
Development services revenue	$10,071	$-
Lease and other revenue	957	3,813
Total other revenue	$11,028	$3,813

Transaction price allocated to remaining performance obligations

Some of the Company’s contracts are short-term in nature with a contract term of less than a year. The Company applied the optional exemption not to report any unfulfilled performance obligations related to these contracts.

The Company has arrangements in which LNG, natural gas or outputs from the Company’s natural gas-fired power generation facilities are sold on a “take-or-pay” basis whereby the customer is obligated to pay for the minimum guaranteed volumes even if it does not take delivery of them. The price under these agreements is typically based on a market index plus a fixed margin. The fixed transaction price allocated to the remaining performance obligations under these arrangements was $4,151,764 as of March 31, 2020, representing the fixed margin multiplied by the outstanding minimum guaranteed volumes. The Company expects to recognize this revenue over the following time periods. The pattern of recognition reflects the minimum guaranteed volumes in each period:

Period	Revenue
Remainder of 2020	$180,354
2021	228,237
2022	226,728
2023	226,000
2024	225,283
Thereafter	3,065,162
Total	$4,151,764

For all other sales contracts that have a term exceeding one year, the Company has elected the practical expedient in ASC 606 under which the Company does not disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. For these excluded contracts, the sources of variability are (a) the fluctuating market index prices of natural gas used to price the contracts, and (b) the variation in volumes that may be delivered to the customer. Both sources of variability are expected to be resolved at or shortly before delivery of each unit of LNG, natural gas, power or steam. As each unit of LNG, natural gas, power or steam represents a separate performance obligation, future volumes are wholly unsatisfied.

The Company has recognized costs to fulfill a contract with a significant customer, which primarily consist of expenses required to enhance resources to deliver under the agreement with the customer. As of March 31, 2020, the Company has capitalized $9,072, of which $442 of these costs is presented within Other current assets and $8,630 is presented within other non-current assets on the condensed consolidated balance sheets. As of December 31, 2019, the Company has capitalized $8,839, of which $331 of these costs is presented within Other current assets and $8,508 is presented within Other non-current assets on the condensed consolidated balance sheets. In the three months ended March 31, 2020, the Company began delivery under the agreement and started recognizing these costs on a straight-line basis over the expected term of the agreement.

5.	Leases

Lessee

The Company has operating leases primarily for the use of LNG vessels, marine port space, office space, land, and equipment under non-cancellable lease agreements. The Company’s leases may include multiple optional renewal periods that are exercisable solely at the Company’s discretion. Renewal periods are included in the lease term when the Company is reasonably certain that the renewal options would be exercised and the associated lease payments for such periods are reflected in the ROU asset and lease liability.

The Company’s leases include fixed lease payments which may include escalation terms based on a fixed percentage or may vary based on an inflation index or other market adjustments. Escalations based on changes in inflation indexes and market adjustments and other lease costs that vary based on the use of the underlying asset are not included as lease payments in the calculation of the lease liability or ROU asset and are included in variable lease cost when the obligation that triggers the variable payment becomes probable. Variable lease cost includes contingent rent payments for office space based on the percentage occupied by the Company in addition to common area charges and other charges that are variable in nature. The Company also has a component of lease payments that are variable related to the LNG vessels, in which the Company may receive credits based on the performance of the LNG vessels during the period.

For the three months ended March 31, 2020, the Company’s operating lease cost recorded within the condensed consolidated statements of operations and comprehensive loss were as follows:

Three Months Ended March 31, 2020
Fixed lease cost	$10,267
Variable lease cost	639
Short-term lease cost	286

Lease cost - Cost of Sales	$9,351
Lease cost - Operations and maintenance	388
Lease cost - Selling, general and administrative	1,453

Lease cost of $539 has been capitalized as part of Construction in progress.

Cash paid for operating leases is reported in operating activities in the condensed consolidated statements of cash flows. Supplemental cash flow information related to leases was as follows for the three months ended March 31, 2020:

Three Months Ended March 31, 2020
Operating cash outflows for operating lease liabilities	$10,096
Right-of-use assets obtained in exchange for new operating lease liabilities	127,994

The future payments due under operating leases as of March 31, 2020 is as follows:

Operating Leases
Due remainder of 2020	$27,296
2021	35,382
2022	18,291
2023	6,986
2024	7,098
Thereafter	33,454
Total lease payments	128,507
Less: effects of discounting	33,803
Present value of lease liabilities	$94,704

Current lease liabilities	$29,944
Non-current lease liabilities	64,760

As of March 31, 2020, the weighted-average remaining lease term for all operating leases was 5.7 years. Because the Company generally does not have access to the rate implicit in the lease, the incremental borrowing rate is utilized as the discount rate. The weighted average discount rate associated with operating leases as of March 31, 2020 was 8.4%.

The Company has entered into an LNG vessel lease that has not commenced as of March 31, 2020 with a noncancelable term of 5 years and includes fixed payments for lease and non-lease components of $73,454.

Future annual minimum lease payments for operating leases as of December 31, 2019, prepared in accordance with accounting standards prior to the adoption of ASC 842, were as follows:

Operating Leases
2020	$37,776
2021	35,478
2022	18,387
2023	7,083
2024	7,151
Thereafter	26,458
Total	$132,333

During the three months ended March 31, 2019, the Company recognized rental expense for all operating leases of $8,437, related primarily to LNG vessel time charters, office space, a land site lease and marine port berth leases.

Lessor

In the Company’s agreements to sell LNG or natural gas to customers, the Company may also lease certain equipment to customers which are accounted for either as a finance or an operating lease. Property, plant and equipment subject to operating leases is included within ISO containers and other equipment within Note 12. Property, plant and equipment, net.

March 31, 2020
Property, plant and equipment	$8,872
Accumulated depreciation	(501)
Property, plant and equipment, net	$8,371

The following table shows the expected future lease payments as of March 31, 2020, for the remainder of 2020 through 2024 and thereafter:

	Future cash receipts
	Financing leases	Operating leases
Remainder of 2020	$226	$234
2021	303	262
2022	298	222
2023	304	225
2024	304	227
Thereafter	837	916
Total	$2,272	$2,086
Less: Imputed interest	1,064
Present value of total lease receipts	$1,208

Current finance leases, net	$206
Non-current finance leases, net	1,002

6.	Fair value

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

The following table presents the Company’s financial assets and financial liabilities that are measured at fair value as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Level 1	Level 2	Level 3	Total	Valuation technique
Assets
Cash and cash equivalents	$232,698	$-	$-	$232,698	Market approach
Restricted cash	58,567	-	-	58,567	Market approach
Investment in equity securities	140	-	-	140	Market approach
Total	$291,405	$-	$-	$291,405

Liabilities
Derivative liability¹	$-	$-	$8,583	$8,583	Income approach
Equity agreement²	-	-	15,863	15,863	Income approach
Total	$-	$-	$24,446	$24,446

	December 31, 2019
	Level 1	Level 2	Level 3	Total	Valuation technique
Assets
Cash and cash equivalents	$27,098	$-	$-	$27,098	Market approach
Restricted cash	65,937	-	-	65,937	Market approach
Investment in equity securities	2,540	-	-	2,540	Market approach
Total	$95,575	$-	$-	$95,575

Liabilities
Derivative liability¹	$-	$-	$9,800	$9,800	Income approach
Equity agreement²	-	-	16,800	16,800	Income approach
Total	$-	$-	$26,600	$26,600

(1)	Consideration due to the sellers of Shannon LNG once first gas is supplied from the terminal to be built.
(2)	To be paid in shares at the earlier of agreed-upon date or the commencement of significant construction activities specified in the Shannon LNG Agreement.

The Company estimates fair value of the derivative liability and equity agreement using a discounted cash flows method with discount rates based on the average yield curve for bonds with similar credit ratings and matching terms to the discount periods as well as a probability of the contingent event occurring. The Company recorded a gain from fair value adjustments on the derivative liability and equity agreement of $1,617 and $633 within Other expense (income), net in the condensed consolidated statements of operations and $537 and $0 within unrealized gain on currency translation adjustment in the Other comprehensive loss for the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020 and 2019, the Company had no settlements of the equity agreement or derivative liability or any transfers in or out of Level 3 in the fair value hierarchy.

The liability associated with the equity agreement of $15,863 and $16,800 as of March 31, 2020 and December 31, 2019, respectively, is recorded within Other current liabilities on the condensed consolidated balance sheets. The liability associated with the derivative liability of $8,583 and $9,800 as of March 31, 2020 and December 31, 2019, respectively, is recorded within Other long-term liabilities on the condensed consolidated balance sheets.

The Company estimates fair value of outstanding debt using a discounted cash flow method based on current market interest rates for debt issuances with similar remaining years to maturity and adjusted for credit risk. The Company has estimated that the carrying value for each of the Credit Agreement, Senior Secured Bonds, and Senior Unsecured Bonds (all defined below in “Note 16. Debt”) approximate fair value. The fair value estimate is classified as Level 3 in the fair value hierarchy.

7.	Restricted cash

As of March 31, 2020 and December 31, 2019, restricted cash consisted of the following:

	March 31, 2020	December 31, 2019
Collateral for performance under customer agreements	$15,000	$15,000
Collateral for LNG purchases	29,168	35,000
Collateral for letters of credit and performance bonds	6,018	7,388
Debt service reserve account	8,131	8,299
Other restricted cash	250	250
Total restricted cash	$58,567	$65,937

Current restricted cash	$32,512	$30,966
Non-current restricted cash	26,055	34,971

8.	Inventory

As of March 31, 2020 and December 31, 2019, inventory consisted of the following:

	March 31, 2020	December 31, 2019
LNG and natural gas inventory	$15,949	$57,436
Automotive diesel oil inventory	9,498	4,746
Materials, supplies and other	3,155	1,250
Total inventory	$28,602	$63,432

Inventory is adjusted to the lower of cost or net realizable value each quarter. Changes in the value of inventory are recorded within Cost of sales in the condensed consolidated statements of operations and comprehensive loss. No adjustments were recorded during the three months ended March 31, 2020 and 2019, respectively.

9.	Prepaid expenses and other current assets

As of March 31, 2020 and December 31, 2019, prepaid expenses and other current assets consisted of the following:

	March 31, 2020	December 31, 2019
Prepaid LNG	$46,989	$7,097
Prepaid expenses	5,251	7,458
Due from affiliates (Note 21)	1,468	1,577
Other current assets	21,118	23,602
Total prepaid expenses and other current assets	$74,826	$39,734

Other current assets as of March 31, 2020 and December 31, 2019 primarily consists of capitalized costs associated with delivering development services to a customer and receivables for recoverable taxes. The increase in prepaid LNG is primarily due to the timing of payments in relation to LNG delivery.

10.	Investment in equity securities

The Company has invested in equity securities of an international oil and gas drilling contractor. The cost of the investment was $3,667. As of March 31, 2020 and December 31, 2019, the Company owned 295,256 shares of that contractor and the fair value of the investment was $140 and $2,540, respectively.

The unrealized (loss) gain of $(2,400) and $896 for the three months ended March 31, 2020 and 2019, respectively, is included within Other expense (income), net in the condensed consolidated statements of operations and comprehensive loss.

11.	Construction in progress

The Company’s construction in progress activity during the three months ended March 31, 2020 is detailed below:

March 31,
2020
Balance at beginning of period	$466,587
Additions	64,300
Transferred to property, plant and equipment, net (Note 12)	(197,241)
Balance at end of period	$333,646

Interest expense of $9,606 and $3,669 was capitalized for the three months ended March 31, 2020 and 2019, respectively, inclusive of amortized debt issuance costs disclosed in “Note 16. Debt.”

12.	Property, plant and equipment, net

As of March 31, 2020 and December 31, 2019 the Company’s property, plant and equipment, net consisted of the following:

	March 31, 2020	December 31, 2019
CHP facilities	$117,296	$-
Terminal and power plant equipment	105,643	14,981
LNG liquefaction facilities	65,992	66,273
Gas terminals	71,673	52,781
Gas pipelines	58,898	11,692
ISO containers and other equipment	71,610	39,951
Land	15,618	15,401
Leasehold improvements	8,295	8,054
Accumulated depreciation	(35,936)	(16,911)
Total property, plant and equipment, net	$479,089	$192,222

In connection with the adoption of ASC 842, the Company determined that the direct financing lease recognized related to the Montego Bay Terminal is no longer a lease under ASC 842. As of January 1, 2020, the Company recognized a transition adjustment that removed the unamortized net investment in the direct financing lease of $91,005 and recognized the underlying assets as Property, plant and equipment of $92,207 net of accumulated depreciation of $13,932 that would have been recognized since the commissioning of the Montego Bay Terminal, with the difference of approximately $9,085, net of taxes of $2,945, recorded as an adjustment to retained earnings.

Depreciation for the three months ended March 31, 2020 and 2019 totaled $5,211 and $1,580, respectively, of which $227 and $158 is respectively included within Cost of sales in the condensed consolidated statements of operations and comprehensive loss.

13.	Intangible assets

The following table summarizes the composition of intangible assets as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life
Definite-lived intangible assets
Shannon LNG permits	$41,140	1,414	$39,726	40
Easements	1,559	152	1,407	30

Indefinite-lived intangible assets
Easements	1,143	-	1,143	n/a
Total intangible assets	$43,842	$1,566	$42,276

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life
Definite-lived intangible assets
Shannon LNG leases and permits	$42,157	$1,198	$40,959	40
Easements	1,559	139	1,420	30

Indefinite-lived intangible assets
Easements	1,161	-	1,161	n/a
Total intangible assets	$44,877	$1,337	$43,540

As of March 31, 2020 and December 31, 2019, the weighted-average remaining amortization periods for the intangible assets was 38.2 years and 38.8 years, respectively. As of January 1, 2020, intangible assets associated with favorable lease terms in acquired leases have been reclassified as a ROU assets as a result of adoption of ASC 842.

Amortization for the three months ended March 31, 2020 and 2019 totaled $270 and $278, respectively.

14.	Other non-current assets

As of March 31, 2020 and December 31, 2019, Other non-current assets consisted of the following:

	March 31, 2020	December 31, 2019
Nonrefundable deposit	$24,439	$22,262
Contract asset (Note 4)	21,582	19,474
Cost to fulfill (Note 4)	8,630	8,508
Unbilled receivables (Note 4)	6,732	-
Upfront payments to customers	5,819	5,904
Port access rights and initial lease costs	-	17,762
Other	6,825	7,716
Total other non-current assets	$74,027	$81,626

Nonrefundable deposits are primarily related to deposits for planned land purchases in Pennsylvania and Ireland. Upfront payments to customers consist of amounts the Company has paid in relation to two natural gas sales contracts with customers to construct fuel-delivery infrastructure that the customers will own.

As of January 1, 2020, port access rights related to the Company’s port lease in Baja California Sur, Mexico, and payments to incumbent tenants to secure the Company’s port lease in San Juan, Puerto Rico were reclassified as ROU assets in connection with the adoption of ASC 842.

15.	Accrued liabilities

As of March 31, 2020 and December 31, 2019 accrued liabilities consisted of the following:

	March 31, 2020	December 31, 2019
Accrued construction costs	$21,777	$25,037
Accrued interest	13,828	-
Accrued bonuses	3,462	14,991
Other accrued expenses	29,462	14,915
Total accrued liabilities	$68,529	$54,943

16.	Debt

As of March 31, 2020 and December 31, 2019, debt consisted of the following:

	March 31, 2020	December 31, 2019
Credit Agreement, due January 15, 2023	$768,940	$-
Term Loan Facility, due January 21, 2020	-	495,000
Senior Secured Bonds, due September 2034	71,005	70,960
Senior Secured Bonds, due December 2034	62,966	10,823
Senior Unsecured Bonds, due September 2036	42,298	42,274
Total debt	$945,209	$619,057

Current portion of debt	$-	$-
Non-current portion of debt	945,209	619,057

The Credit Agreement

On January 10, 2020, the Company entered into a credit agreement to borrow $800,000 in term loans (the “Credit Agreement”). The Credit Agreement will mature in January 2023 with the full principal balance due upon maturity. Interest is payable quarterly and is based on a LIBOR rate divided by one minus the applicable reserve requirement, subject to a floor of 1.50%, plus a margin of 6.25%. The interest rate margin increases each year of the term by 1.50%. A portion of the proceeds received were utilized to extinguish the Term Loan Facility (defined below), including outstanding principal of $495,000.

The Credit Agreement is secured by mortgages on certain properties owned by the Company’s subsidiaries, in addition to other collateral. The Company is required to comply with certain financial covenants and other restricted covenants customary for credit agreement of this type, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments, and dispositions. The Credit Agreement also provides for customary events of default, prepayment and cure provisions.

In connection with obtaining the Credit Agreement and the extinguishment of the Term Loan Facility, the Company incurred $35,614 in origination, structuring, and other fees which were recognized as a reduction of the principal balance of the Credit Agreement on the condensed consolidated balance sheets. As of March 31, 2020, the remaining unamortized deferred financing costs were $31,060.

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

The Company incurred costs in connection with obtaining the Term Loan Facility, the extinguishment of the Company’s prior debt facilities, and the amendment of the Term Loan Facility. Some of the costs incurred were capitalized as a reduction to the Term Loan Facility on the consolidated balance sheets, and all deferred financing costs associated with the Term Loan Facility were amortized over the term of the Term Loan Facility, through December 31, 2019. As such, there were no unamortized deferred financing costs as of December 31, 2019.

The Term Loan Facility had a maturity date of December 31, 2019, with an option to extend the maturity date for two additional six-month periods. Upon the exercise of each extension option, the Company would pay a fee equal to 1.0% of the outstanding principal balance at the time of the exercise and the spread on LIBOR and Base Rate would increase by 0.5%. On December 30, 2019, the Company entered into an amendment with the lenders to extend the maturity to January 21, 2020; no fees were due to lenders from the execution of this amendment. On January 15, 2020, the Company repaid the full amount outstanding including fees due to the lenders using proceeds from the Credit Agreement to extinguish the Term Loan Facility.  In conjunction with the extinguishment of the Term Loan Facility, the Company recognized a Loss on extinguishment of debt of $9,557 in the condensed consolidated statements of operations and comprehensive loss.

South Power Bonds

On September 2, 2019, NFE South Power Holdings Limited (“South Power”), a consolidated subsidiary of the Company, entered into a facility for the issuance of secured and unsecured bonds (the “Senior Secured Bonds” and “Senior Unsecured Bonds”, respectively) and subsequently issued $73,317 and $43,683 in Senior Secured Bonds and Senior Unsecured Bonds, respectively.  The Senior Secured Bonds are secured by the dual-fired combined heat and power facility in Clarendon, Jamaica (the “CHP Plant”) and related receivables and assets, and the proceeds were used to fund the completion of the CHP Plant and to reimburse shareholder advances. Upon completion of construction of the CHP Plant in the fourth quarter of 2019, South Power issued an additional $63,000 in Senior Secured Bonds. The Company received $10,856 of the proceeds in 2019 and received the remaining proceeds of $52,144 in January 2020.

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

The Company paid approximately $3,892 of fees in connection with the issuance of Senior Secured Bonds and Senior Unsecured Bonds. These fees were capitalized on a pro-rata basis as a reduction of the Senior Secured Bonds and Senior Unsecured Bonds on the condensed consolidated balance sheets. The total unamortized deferred financing costs as of March 31, 2020 and December 31, 2019 was $3,731 and $3,799, respectively.

Under the terms of the facility, South Power is required to maintain a Debt Service Reserve Account (as defined in the facility) in the amount of $8,131. Such amount is included as a component of Restricted cash on the Company’s condensed consolidated balance sheets (see Note 7).

Interest Expense

Interest and related amortization of debt issuance costs recognized during major development and construction projects are capitalized and included in the cost of the project. Interest expense, net of amounts capitalized, recognized for the three months ended March 31, 2020 and 2019 consisted of the following:

	Three months ended
	March 31, 2020	March 31, 2019
Interest costs:
Interest per contractual rates	$18,874	$4,889
Amortization of debt issuance costs	4,622	2,064
Total interest costs	23,496	6,953
Capitalized interest	9,606	3,669
Total interest expense	$13,890	$3,284

17.	Income taxes

In connection with the IPO, NFE contributed the net proceeds from the IPO to NFI in exchange for NFI LLC Units, and NFE became the managing member of NFI. NFI is a limited liability company that is treated as a partnership for U.S. federal income tax purposes and for most applicable state and local income tax purposes. As a partnership, NFI is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by NFI is passed through to and included in the taxable income or loss of its members, including NFE, on a pro rata basis, subject to applicable tax regulations. NFE is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its allocable share of any taxable income or loss of NFI. Additionally, NFI and its subsidiaries are subject to income taxes in the various non-U.S. jurisdictions in which they operate.

In connection with the IPO, NFE recorded a deferred tax asset of $42,783 related to the difference between its tax basis in its investment in NFI and NFE’s share of the financial statement carrying amount of the net assets of NFI. The deferred tax asset was recorded to equity and is fully offset by a valuation allowance also recorded to equity. The effective tax rate for the three months ended March 31, 2020 was 0.01%, compared to (0.41)% for the three months ended March 31, 2019. The total tax expense / (benefit) for the three months ended March 31, 2020 was $(4), compared to $246 for the three months ended March 31, 2019.

The primary items which decreased the Company’s effective tax rate for the quarter ended March 31, 2020 and March 31, 2019 from the U.S. federal statutory rate of 21% were valuation allowances recorded against the Company’s current period losses and earnings generated in non-U.S. tax jurisdictions with preferential tax rates.

The Company has not recorded a liability for uncertain tax positions as of March 31, 2020. The Company remains subject to periodic audits and reviews by the taxing authorities, and NFE’s tax returns since its formation remain open for examination.

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

The Company settled both cases with the State of Florida during 2019 and received a total refund of $651 in March 2020. The cash received, net of legal fees, was recognized within Operations and maintenance in the condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2020.

19.	Earnings per share

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Numerator:
Net loss	$(60,055)	$(60,292)
Less: net loss attributable to non-controlling interests	51,757	46,735
Net loss attributable to Class A shares	$(8,298)	$(13,557)
Denominator:
Weighted-average shares-basic and diluted	26,029,492	14,094,534

Net loss per share - basic and diluted	$(0.32)	$(0.96)

In connection with the IPO, New Fortress Energy Holdings, the Company’s predecessor, effected a one-for-2.16 stock split of its issued and outstanding common shares, resulting in 147,058,824 common shares. Upon the reorganization, New Fortress Energy Holdings obtained the same number of Class B shares in NFE. As of March 31, 2020, there were 144,342,572 Class B shares outstanding. Class B shares do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted net loss per share for Class B shares under the two-class method has not been presented.

The weighted-average Class A shares for the three months ended March 31, 2019 was 14,094,534, which was lower than the outstanding Class A shares at March 31, 2019. This was primarily due to the timing of the issuance of the 20,000,000 Class A shares in connection with the IPO and a series of other transactions on February 4, 2019.

The following table presents potentially dilutive securities excluded from the computation of diluted net loss per share for the periods presented because its effects would have been anti-dilutive.

	March 31, 2020	March 31, 2019
Unvested RSUs¹	1,890,125	4,184,183
Class B shares²	144,342,572	147,058,824
Shannon Equity Agreement shares[3]	1,635,462	1,416,554
Total	147,868,159	152,659,561

[1]	Represents the number of instruments outstanding at the end of the period.
[2]	Class B shares at the end of the period are considered potentially dilutive Class A shares.
[3]	Class A shares that would be issued in relation to the Shannon LNG Equity Agreement.

20.	Share-based compensation

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

The Company has granted RSUs to select officers, employees, non-employee members of the board of directors, and select non-employees under the Incentive Plan. The grant date fair market value of RSUs is estimated based on the closing price of the underlying shares on the grant date and other fair value adjustments to account for a post-vesting holding period. These fair value adjustments were estimated based on the Finnerty model.

The following table summarizes the RSU activity for the three months ended March 31, 2020:

	Restricted Share Units	Weighted-average grant date fair value per share
Non-vested RSUs as of December 31, 2019	3,137,415	$13.44
Granted	109,409	14.47
Vested	(1,341,094)	13.51
Forfeited	(15,605)	13.51
Non-vested RSUs as of March 31, 2020	1,890,125	$13.45

During the three months ended March 31, 2020, the Company recognized a compensation expense of $2,508, of which $2,271 and $237 was recorded in Selling, general and administrative and Operations and maintenance, respectively. During the three months ended March 31, 2019, the Company recognized a compensation expense of $19,037, of which $18,968 and $69 was recorded in Selling, general and administrative and Operations and maintenance, respectively. The Company recognizes the income tax benefits resulting from vesting of RSUs in the period of vesting, to the extent the compensation expense has been recognized.

For the three months ended March 31, 2020 and 2019, cumulative compensation expense recognized for forfeited RSU awards of $61 and $0, respectively, was reversed.

As of March 31, 2020, the Company had 1,890,125 non-vested RSUs subject to service conditions and had unrecognized compensation costs of approximately $16,945. The non-vested RSUs will vest over a period from ten months to three years following the grant date. The weighted-average remaining vesting period of non-vested RSUs totaled 1.87 years as of March 31, 2020.

During the three months ended March 31, 2020, the Company granted 1,109,777 performance share units (“PSUs”) to certain employees and non-employees. The PSUs contain a performance condition, and vesting will be determined based on achievement of an adjusted operating margin for the year ended December 31, 2021. The number of shares that will vest can range from zero to 2,219,554. As of March 31, 2020, the Company determined that it was not probable that the performance condition required for any of the PSUs to vest would be achieved, and as such, no compensation expense has been recognized in the condensed consolidated statements of operations and comprehensive loss. Unrecognized compensation costs if 2,219,554 shares were to vest based on the achievement of the performance condition was $32,117.

21.	Related party transactions

Management services

The Company is majority owned by a private equity fund managed by an affiliate of Fortress Investment Group LLC (“Fortress”). In the ordinary course of business, Fortress, through affiliated entities, has historically charged the Company for administrative and general expenses incurred pursuant to its Management Services Agreement (“Management Agreement”). Upon completion of the IPO, the Management Agreement was terminated and replaced by an Administrative Services Agreement (“Administrative Agreement”) to charge the Company for similar administrative and general expenses. The charges under the Management Agreement and Administrative Agreement that are attributable to the Company totaled $2,231 and $2,779 for the three months ended March 31, 2020 and 2019 respectively. Costs associated with the Management Agreement and Administrative Agreement are included within Selling, general and administrative in the condensed consolidated statements of operations and comprehensive loss. As of March 31, 2020 and December 31, 2019, $2,254 and $5,083 were due to Fortress, respectively.

In addition to management and administrative services, an affiliate of Fortress owns and leases an aircraft chartered by the Company for business purposes in the course of operations. The Company incurred, at aircraft operator market rates, charter costs of $1,239 for the three months ended March 31, 2020. As of March 31, 2020 and December, 31, 2019, $3,958 and $4,286 was due to this affiliate, respectively. In prior years, such charges were incurred under the Management Agreement and amounts incurred of $976 for the three months ended March 31, 2019 were included in the activity and balance disclosed above.

Land and office lease

The Company has leased land and office space from Florida East Coast Industries, LLC (“FECI”), an affiliate of the Company. In April 2019, FECI sold the office building to a non-affiliate, and as such, the lease of the office space is no longer held with a related party. The Company recognized expense related to the land lease still held by a related party during the three months ended March 31, 2020 of $103, which was included within Operations and maintenance in the condensed consolidated statements of operations and comprehensive loss. The Company recognized expense during the three months ended March 31, 2019 for both the land and building of $647, of which $386 was capitalized to Construction in progress, $76 related to the land lease was included in Operations and maintenance, and $185 related to the office lease and ancillary services was included in Selling, general and administrative, respectively in the condensed consolidated statements of operations and comprehensive loss. As of March 31, 2020 and December 31, 2019, there was no amount due to FECI.

DevTech Investment

In August 2018, the Company entered into a consulting arrangement with DevTech Environment Limited (“DevTech”) to provide business development services to increase the customer base of the Company. DevTech also contributed cash consideration in exchange for a 10% interest in a consolidated subsidiary. The 10% interest is reflected as non-controlling interest in the Company’s condensed consolidated financial statements. DevTech purchased 10% of a note payable due to an affiliate of the Company. As of March 31, 2020 and December 31, 2019, $715 and $815 was owed to DevTech on the note payable, respectively. The outstanding note payable due to DevTech is included in Other long-term liabilities on the condensed consolidated balance sheets. For the three months ended March 31, 2020 and 2019, interest expense on the note payable due to DevTech was $19 and $22, respectively; no interest has been paid and accrued interest has been recognized within Accrued liabilities on the condensed consolidated balance sheets. As of March 31, 2020 and December 31, 2019, $343 and $443 was due from DevTech, respectively.

Fortress affiliated entities

Since 2017, the Company has provided certain administrative services to related parties including Fortress affiliated entities. As of March 31, 2020 and December 31, 2019, $1,125 and $1,134 were due from affiliates, respectively. There are no costs incurred by the Company as the Company is fully reimbursed for all costs incurred. Additionally, Fortress affiliated entities provide certain administrative services to the Company. As of March 31, 2020 and December 31, 2019, $1,165 and $883 were due to Fortress affiliates, respectively.

Due to/from Affiliates

The table below summarizes the balances outstanding with affiliates at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Amounts due to affiliates	$7,377	$10,252
Amounts due from affiliates	1,468	1,577

22.	Subsequent events

On May 5, 2020, the Company announced that prior to June 2, 2020 the Company expects to enter into a mutual agreement with certain members (the “Exchanging Members”) of New Fortress Energy Holdings, pursuant to which the Exchanging Members will agree to deliver a block redemption notice in accordance with Section 4.6(b)(ii)(B) of the Amended and Restated Limited Liability Company Agreement of NFI (the “NFI LLCA”) with respect to all of the NFI LLC Units, together with an equal number of Class B shares that they indirectly own as members of New Fortress Energy Holdings.  NFE has agreed to exercise the Call Right (as defined in the NFI LLCA) pursuant to which NFE will acquire such NFI LLC Units and Class B shares in exchange for Class A shares (the “Exchange Transactions”), and NFE will own all of the NFI LLC Units acquired as part of the Exchange Transactions. The Exchange Transactions are expected to be completed on or about June 9, 2020.

The Company currently recognizes the Exchanging Members’ economic interest in NFI as non-controlling interest in the condensed consolidated financial statements. Subsequent to the Exchange Transactions, results of operations previously attributed to non-controlling interest based on these Exchanging Members’ interest in NFI will be recognized as net income or loss attributable to stockholders, and amounts attributable to these Exchanging Members' interest in NFI previously shown as non-controlling interest on the Company’s condensed consolidated balance sheets will be reclassified to Class A shares.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain information contained in the following discussion and analysis, including information with respect to our plans, strategy, projections and expected timeline for our business and related financing, includes forward-looking statements that involve risks and uncertainties. Forward-looking statements are estimates based upon current information and involve a number of risks and uncertainties. Actual events or results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors. This discussion and analysis includes information that is intended to provide investors with an understanding of our past performance and our current financial condition and is not necessarily indicative of our future performance. Please refer to “—Factors Impacting Comparability of Our Financial Results” for further discussion.  The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Unless otherwise indicated, dollar amounts are presented in thousands.

You should read “Part II, Item 1A. Risk Factors” and “Cautionary Statement on Forward-Looking Statements” elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and “Part I, Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2019 (our “Annual Report”) for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

The following information should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report. Our financial statements have been prepared in accordance with GAAP. The unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2020 included herein, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature.

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

Overview

We are a global integrated gas-to-power infrastructure company that seeks to use natural gas to satisfy the world’s large and growing power needs. We deliver targeted energy solutions to customers around the world, thereby reducing their energy costs and diversifying their energy resources, while also reducing pollution and generating compelling margins. Our near-term mission is to provide modern infrastructure solutions to create cleaner, reliable energy while generating a positive economic impact worldwide. Our long-term mission is to become one of the world’s leading carbon emission-free independent power providing companies. We discuss this important goal in more detail in “Items 1 and 2: Business and Properties” under “Toward a Carbon-Free Future” in our Annual Report.

As an integrated gas-to-power energy infrastructure company, our business model spans the entire production and delivery chain from natural gas procurement and liquefaction to logistics, shipping, terminals and conversion or development of natural gas-fired power generation. We currently source LNG from long-term supply agreements with third party suppliers and from our own liquefaction facility in Miami, Florida. We expect that control of our vertical supply chain, from procurement to delivery of LNG, will help to reduce our exposure to future LNG price variations and enable us to supply our existing and future customers with LNG at a price that reinforces our competitive standing in the LNG market. Our strategy is simple: we seek to procure LNG at attractive prices using long-term agreements and through our own production, and we seek to sell natural gas (delivered through LNG infrastructure) or gas-fired power to customers that sign long-term, take-or-pay contracts.

Our Current Operations

Our management team has successfully employed our strategy to secure long-term contracts with significant customers in Jamaica and Puerto Rico, including Jamaica Public Service Company Limited (“JPS”), the sole public utility in Jamaica, South Jamaica Power Company Limited (“JPC”), an affiliate of JPS, Jamalco, a bauxite mining and alumina production joint venture in Jamaica, and the Puerto Rico Electric Power Authority (“PREPA”), each of which is described in more detail below. Our assets built to service these significant customers have been designed with capacity to service other customers.

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

Old Harbour Terminal

Our marine LNG storage and regasification terminal in Old Harbour, Jamaica (the “Old Harbour Terminal”) commenced commercial operations in June 2019 and is capable of processing approximately six million gallons of LNG (500,000 MMBtu) per day. The Old Harbour Terminal supplies natural gas to the new 190MW Old Harbour power plant (the “Old Harbour Power Plant”) operated by JPC. The Old Harbour Terminal is also supplying natural gas to our dual-fired combined heat and power facility in Clarendon, Jamaica (the “CHP Plant”). The CHP Plant supplies electricity to JPS under a long-term power purchase agreement (“PPA”). The CHP Plant also provides steam to Jamalco under a long-term take-or-pay steam supply agreement (“SSA”). On March 3, 2020, the CHP Plant commenced commercial operation under both the PPA and the SSA and began supplying power and steam to JPS and Jamalco, respectively.

San Juan Facility

We are finalizing the development of the micro-fuel handling facility in the Port of San Juan, Puerto Rico (the “San Juan Facility”). The San Juan Facility is currently being developed near the San Juan Power Plant and will serve as our supply hub for the San Juan Power Plant and other industrial end-user customers in Puerto Rico. We have begun delivering natural gas under the Fuel Sale and Purchase Agreement with PREPA and expect to declare full commercial operations in the second quarter of 2020.

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

COVID-19 Pandemic

We are closely monitoring the impact of the novel coronavirus (“COVID-19”) pandemic on all aspects of our operations and development projects. While we did not incur significant disruptions during the three months ended March 31, 2020 from the COVID-19 pandemic, there are important uncertainties including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures. Therefore, the effects of COVID-19 at this time are hard to predict. We do not currently expect these factors to have a significant impact on our results of operations, liquidity or financial position, or our development budgets or timelines.  We primarily operate under long-term contracts with customers, many of which contain fixed minimum volumes that must be purchased on a “take-or-pay” basis, which has limited the impact of the COVID-19 pandemic on our current operations. Based on the essential nature of the services we provide to support power generation facilities, our development projects have not currently been significantly impacted by responses to the COVID-19 pandemic. However, we are actively monitoring the spread of the pandemic and the actions that governments and regulatory agencies are taking to fight the spread.

Exchange Transactions

On May 5, 2020, we announced that prior to June 2, 2020 we expect to enter into a mutual agreement (the “Mutual Agreement”) with certain members (the “Exchanging Members”) of New Fortress Energy Holdings, including Fortress Equity Partners (A) LP (the “Initial Shareholder,” which is owned primarily by Mr. Edens, our Chief Executive Officer and a member of our Board, and Mr. Nardone, a member of our Board) and/or its members, pursuant to which the Exchanging Members will agree to deliver a block redemption notice in accordance with Section 4.6(b)(ii)(B) of the Amended and Restated Limited Liability Company Agreement of NFI (the “NFI LLCA”) with respect to all of the common units (“NFI LLC Units”) of New Fortress Intermediate LLC (“NFI”), together with an equal number of our Class B shares that they indirectly own as members of New Fortress Energy Holdings.  We have agreed to exercise our Call Right (as defined in the NFI LLCA) pursuant to which we will acquire such NFI LLC Units and Class B shares in exchange for our Class A shares (the “Exchange Transactions”).  We will own all of the NFI LLC Units acquired as part of the Exchange Transactions. We expect to acquire substantially all of the other currently outstanding NFI LLC Units in the Exchange Transactions; however, there can be no assurance that we will acquire all of the NFI LLC Units in the Exchange Transactions. The Exchange Transactions are generally expected to be tax-deferred transactions for the exchanging holders of NFI LLC Units, in which case we would generally not receive a tax basis “step-up” as a result of the Exchange Transactions. The Exchanging Members have agreed pursuant to the Mutual Agreement not to transfer any of the Class A shares they receive in the Exchange Transactions for 90 days following the date of the exchange.  The Exchange Transactions are expected to be completed on or about June 9, 2020.

We expect the Exchange Transactions will confer several significant benefits to us.  Most notably, the Exchange Transaction will significantly reduce our future tax distribution obligations to the members of NFI, which will enable us to instead invest those funds to develop projects that we expect will increase our returns for all stockholders, enhance our liquidity, improve our credit profile and potentially lower our cost of capital. Because the Board deemed it to be in the best interest of the Company to effect the Exchange Transactions now so that the Company could begin realizing these benefits, the Board requested that the members of NFI (who have no obligation to exchange their New Fortress Energy Holdings units) agree to exchange their interests in NFI pursuant to the Exchange Transactions described above. The Exchange Transactions are generally expected to be tax-deferred transactions for the Exchanging Members, which is the tax treatment of transactions already provided for in the NFI LLCA. Because this change could be viewed as a related party transaction involving the Exchanging Members and NFE, the Exchange Transactions were reviewed by a duly appointed committee of the Board consisting of Messrs. Catterall, Grain, Griffin and Mack and Ms. Wanner, who unanimously approved the Exchange Transactions prior to the full Board unanimously approving the Exchange Transactions.  The committee’s approval serves as a Special Approval as defined in our First Amended and Restated Limited Liability Company Agreement.  We cannot assure you that the Exchange Transactions will be completed or that these transactions will confer the potential benefits that we currently expect from them.

Results of Operations – Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019

	Three Months Ended March 31,
	2020	2019	Change
Revenues
Operating revenue	$63,502	$26,138	$37,364
Other revenue	11,028	3,813	7,215
Total revenues	74,530	29,951	44,579
Operating expenses
Cost of sales	68,216	33,349	34,867
Operations and maintenance	8,483	4,499	3,984
Selling, general and administrative	28,370	49,749	(21,379)
Loss on mitigation sales	208	-	208
Depreciation and amortization	5,254	1,691	3,563
Total operating expenses	110,531	89,288	21,243
Operating loss	(36,001)	(59,337)	23,336
Interest expense	13,890	3,284	10,606
Other expense (income), net	611	(2,575)	3,186
Loss on extinguishment of debt, net	9,557	-	9,557
Loss before taxes	(60,059)	(60,046)	(13)
Tax (benefit) expense	(4)	246	(250)
Net loss	$(60,055)	$(60,292)	$(237)

Revenues

Operating revenue from the sale of LNG, natural gas sales or outputs from our natural gas-fired power generation facilities for the three months ended March 31, 2020 was $63,502 which increased by $37,364 from $26,138 for the three months ended March 31, 2019. The increase was primarily driven by volumes sold from the Old Harbour Terminal and the commencement of commercial operations at the CHP Plant during the three months ended March 31, 2020.  For the three months ended March 31, 2020, we recognized $35,777 of revenue from volumes sold at the Old Harbour Terminal, including $29,945 from sales to the Old Harbour Power Plant and $5,832 from natural gas utilized in the CHP Plant. For the three months ended March 31, 2020, the volume delivered to the Old Harbour Power Plant was 32.2 million gallons (2.7 TBtu) and the volume utilized in the CHP Plant was 9.8 million gallons (0.8 TBtu). We also began to deliver power and steam under our contracts with JPS and Jamalco during March 2020 adding $1,731 in revenue.

 In connection with the adoption of ASC 842, we no longer identified a lease of the Montego Bay Terminal in our gas sale agreement with our customer. Accordingly, interest income associated with the direct financing lease of the Montego Bay Terminal is no longer recognized within Other revenue and all amounts recognized as revenue for activities at the Montego Bay Terminal were included in Operating revenue for the three months ended March 31, 2020, resulting in an increase of $3,900 to Operating revenue. The increase in Operating revenue was partially offset by decrease in sales at the Montego Bay Terminal of $602 due to planned maintenance at the Bogue Power Plant offset by additional industrial end user customers. The delivered volume at the Montego Bay Terminal decreased by 3.2 million gallons (0.2 TBtu) from 26.7 million gallons (2.2 TBtu) during the three months ended March 31, 2019 to 23.5 million gallons (2.0 TBtu) during the three months ended March 31, 2020.

Other revenue for the three months ended March 31, 2020 was $11,028 which increased $7,215 from $3,813 for the three months ended March 31, 2019. The increase was primarily due to the recognition of development services revenue of $10,071 for the three months ended March 31, 2020, and this increase included $9,486 for the conversion of our customer’s infrastructure in Puerto Rico and $585 of revenue recognized for the completion of infrastructure projects for customers of the CHP Plant. Development services revenue is recognized from the construction and installation of equipment to transform customers’ facilities to operate utilizing natural gas or to allow customers to receive power or other outputs from our natural gas-fired power generation facilities, and such services are included within certain long-term contracts to supply these customers with natural gas or outputs from our natural gas-fired facilities. This increase is partially offset by the decrease in interest income associated with the direct financing lease of the Montego Bay Terminal which is included in Operating revenue for the three months ended March 31, 2020.

Cost of sales

Cost of sales includes the procurement of feedgas or LNG, as well as shipping and logistics costs to deliver LNG or natural gas to our terminals or power generation facilities or our customers. Our LNG and natural gas supply are purchased from third parties or converted in our Miami Facility. Costs to convert natural gas to LNG, including labor, depreciation, and other direct costs to operate our Miami Facility are also included in Cost of sales. For natural gas utilized by the CHP Plant, we bill our customer on a pass-through basis, and as such, NFE South Power Holdings, our consolidated subsidiary and owner of the CHP Plant, recognizes no margin on gas sales to our customer.

Cost of sales for the three months ended March 31, 2020 was $68,216 which increased by $34,867 from $33,349 for the three months ended March 31, 2019. The increase was primarily attributable to the increase in volumes delivered of 139% compared to the three months ended March 31, 2019, partially offset by the decrease in LNG cost. The weighted-average cost of LNG purchased from third parties decreased from $0.83 per gallon ($10.06 per MMBtu) for the three months ended March 31, 2019 to $0.67 per gallon ($8.10 per MMBtu) for the three months ended March 31, 2020. The weighted-average cost of our inventory balance as of March 31, 2020 and December 31, 2019 was $0.68 per gallon ($8.24 per MMBtu) and $0.64 per gallon ($7.69 per MMBtu), respectively.

The increase in Cost of sales was also attributable to costs associated with development services and increased charter costs. The costs recognized associated with development services were $9,347 for the three months ended March 31, 2020; these costs included $8,815 of costs associated with the conversion of our customer’s infrastructure in Puerto Rico and $532 of costs associated with the completion of infrastructure projects for customers of the CHP Plant. No costs associated with development services revenue were recognized during the three months ended March 31, 2019.

The Company also incurred an increase in charter costs associated with our expanded charter fleet. Such charter costs increased Cost of sales by $2,920 for the three months ended March 31, 2020 as compared with the three months ended March 31, 2019.

Operations and maintenance

Operations and maintenance relates to costs of operating our Montego Bay Terminal, CHP Plant, Miami Facility and Old Harbour Terminal, exclusive of costs to convert that are reflected in Cost of sales. Operations and maintenance for the three months ended March 31, 2020 was $8,483, which increased $3,984 from $4,499 for the three months ended March 31, 2019. The increase was primarily a result of higher costs associated with the operations of charter vessels, including a storage vessel for Puerto Rico, of $2,918 in the three months ended March 31, 2020, as well as other increased operating costs, primarily payroll related expenses of $828. We also incurred operational costs for the CHP Plant for the period after commencement of commercial operations on March 3, 2020 of $344.

Selling, general and administrative

Selling, general and administrative includes compensation expenses for our corporate employees, employee travel costs, insurance, professional fees for our advisors, and costs associated with development activities for projects that are in initial stages and development is not yet probable.

Selling, general and administrative for the three months ended March 31, 2020, was $28,370 which decreased $21,379 from $49,749 for the three months ended March 31, 2019. The decrease was primarily attributable to higher share-based compensation expense of $16,697 and professional fees of $7,844 recognized for the three months ended March 31, 2019. These decreases were partially offset by costs associated with increased headcount as compared to the same period in the prior year.

Loss on mitigation sales

Loss on mitigation sales for the three months ended March 31, 2020 was $208 which was attributable to losses incurred associated with undelivered quantities of LNG under firm purchase commitments due to storage capacity constraints. In these situations, our supplier will attempt to sell the undelivered quantity through a mitigation sale, and the losses incurred under the firm purchases are partially offset by this sale of the undelivered amount to third parties for amounts lower than the contracted price, which resulted in a loss of $208. We did not have such transactions during the three months ended March 31, 2019.

Depreciation and amortization

Depreciation and amortization for the three months ended March 31, 2020 was $5,254, which increased $3,563 from $1,691 for the three months ended March 31, 2019. The increase is primarily a result of depreciation of $1,894 for our Old Harbour Terminal that was not yet in service during the three months ended March 31, 2019, as well as, depreciation expense of $673 recognized for the CHP Plant that went into service in March 2020. The increase is also due to deprecation recognized on our Montego Bay Terminal during the three months ended March 31, 2020 of $1,201. These assets were presented as direct financing leases prior to the adoption of ASC 842, and no depreciation for such assets was previously recorded.

Loss on extinguishment of debt, net

Loss on extinguishment of debt for the three months ended March 31, 2020 was $9,557 as a result of the extinguishment of the Term Loan Facility (as defined below).

Interest expense

Interest expense for the three months ended March 31, 2020 was $13,890, which increased $10,606 from $3,284 for the three months ended March 31, 2019, primarily as a result of the additional principal balances outstanding in the first quarter of 2020 under the Credit Agreement, Senior Secured Bonds and Senior Unsecured Bonds (all defined below), as compared to the Term Loan Facility which was extinguished in January 2020. Interest expense incurred under the Credit Agreement, net of capitalized interest, was $10,932, and interest expense incurred on the Secured Bonds and Senior Unsecured, net of capitalized interest, was $1,787.

Other expense (income), net

Other expense, net for the three months ended March 31, 2020 was $611, which decreased $3,186 from other income of $2,575 for the three months ended March 31, 2019, primarily as a result of the unrealized loss on our investment in equity securities, partially offset by the changes in fair value of the derivative liability and equity agreement associated with our acquisition of Shannon LNG in November 2018 and interest income.

Tax (benefit) expense

Tax (benefit) for the three months ended March 31, 2020 was $(4), as compared to tax expense of  $246 for the three months ended March 31, 2019. We continue to have valuation allowances in many non-U.S. jurisdictions, and as such, our tax benefit for current period losses in such jurisdictions has been limited.

Factors Impacting Comparability of Our Financial Results

Our historical results of operations and cash flows are not indicative of results of operations and cash flows to be expected in the future, principally for the following reasons:

•
Our historical financial results do not include significant projects that are near completion. Our results of operations for the first quarter of 2020 include our Montego Bay Terminal, Miami Facility, sales from our Old Harbour Terminal to JPC, and certain industrial end-users. The CHP Plant commenced commercial operations during March 2020, and our future results will include revenue and results operations from sales of gas, power and steam from the CHP Plant. We also expect that the San Juan Facility will become fully operational beginning in the second quarter of 2020. Our current results also do not include revenue and operating results from other projects under development including the La Paz Terminal, the LNG regasification terminal and power plant in Puerto Sandino, Nicaragua (the “Puerto Sandino Terminal”), the LNG terminal in Angola (the “Angola Terminal”), and the LNG terminal on the Shannon Estuary near Ballylongford, Ireland (the “Ireland Terminal”).

•
Our historical financial results do not reflect the long term LNG supply agreement that will lower the cost of our LNG supply from 2022 to 2030. We currently purchase the majority of our supply of LNG from third parties. For the three months ended March 31, 2020, we sourced 95% of our LNG volumes from third parties. Our cost of sales for the three months ended March 31, 2020, reflected an average cost of LNG purchased from third parties of $0.67 per gallon ($8.10 per MMBtu), predominately purchased under a firm purchase commitment entered into in December 2018. During 2019, the market price for LNG dropped significantly, and we have executed a firm commitment to purchase 27.5 TBtus annually beginning in 2022 at prices that are expected to be significantly lower than our current inventory balance. Further, we believe that we will take advantage of the current market pricing for LNG to supply our expanding operations, resulting in an overall lower average cost of LNG in future periods.

Liquidity and Capital Resources

We believe we will have sufficient liquidity from proceeds from recent borrowings and cash flow from operations to fund our capital expenditures and working capital needs for the next 12 months. We expect to fund our current operations and continued development of additional facilities through a combination of cash on hand and additional borrowings from the Senior Secured Bonds, Senior Unsecured Bonds, and the Credit Agreement (all defined below).Our IPO was completed on February 4, 2019, and we raised net proceeds of $268,010, inclusive of additional net proceeds raised from the exercise of the underwriters’ option to purchase additional shares and after deducting underwriting discounts and commissions and transaction costs. On March 21, 2019, we drew the remaining availability on our Term Loan Facility (defined below) and had $495,000 of outstanding principal as of December 31, 2019. On September 5, 2019, we issued approximately $117,000 in Senior Secured Bonds and Senior Unsecured Bonds, and in December 2019, we issued an additional $63,000 in Senior Secured Bonds, which was fully funded by January 2020.  In January 2020, we borrowed $800,000 under the Credit Agreement, and repaid the Term Loan Facility in full. No principal payments are due under the Senior Secured and Senior Unsecured Bonds for at least seven years; no principal payments are due under the Credit Agreement until maturity in January 2023.

We have assumed total expenditures for all completed and existing projects to be approximately $869 million, with approximately $690 million having already been spent through March 31, 2020. This estimate represents the expenditures necessary to complete the San Juan Facility and the La Paz Terminal, as well as expected expenditures to serve new industrial end-users. We expect to be able to fund all such committed projects with a combination of cash on hand, as well as the proceeds from the Credit Agreement, Senior Secured Bonds, and Senior Unsecured Bonds. Through March 31, 2020, we have spent approximately $169 million to develop the Pennsylvania Facility. Approximately $20 million of construction and development costs have been expensed as we have not issued a final notice to proceed to our engineering, procurement, and construction contractors. Cost for land, as well as engineering and equipment that could be deployed to other facilities of approximately $149 million, has been capitalized.

Cash Flows

The following table summarizes the changes to our cash flows for the three months ended March 31:

	Three Months Ended March 31,
(in thousands)	2020	2019	Change
Cash flows from:
Operating activities	$(51,311)	$(31,048)	$(20,263)
Investing activities	(56,048)	(135,997)	79,949
Financing activities	305,589	483,193	(177,604)
Net increase in cash, cash equivalents, and restricted cash	$198,230	$316,148	$(117,918)

Cash (used in) operating activities

Our cash flow used in operating activities was $51,311 for the three months ended March 31, 2020, which increased by $20,263 from $31,048 for the three months ended March 31, 2019. For both the three-month periods ended March 31, 2020 and 2019, we had losses that comprised a significant portion of cash used in operating activities due to the continued expansion of our business activities.

Cash flows used in operating activities for the three months ended March 31, 2020 was also significantly impacted by prepayments for two LNG cargos that were yet to be received. The significant increase in prepaid expenses was partially offset by a decrease in non-cash share-based compensation expense.

Cash (used in) investing activities

Our cash flow used in investing activities was $56,048 for the three months ended March 31, 2020, which decreased by $79,949 from $135,997 for the three months ended March 31, 2019. Cash outflows for investing activities during the three months ended March 31, 2020 were primarily used to complete the CHP Plant and the San Juan Facility, as well as construction of the La Paz Terminal.

Cash flow used in investing activities during the three months ended March 31, 2019 included significant capital expenditures for development of our Old Harbour Terminal and Pennsylvania Facility, as well as payments for significant outstanding amounts to our suppliers that were accrued as of December 31, 2018. We did not have these activities during the three months ended March 31, 2020, resulting in a decrease in cash outflows for investing activities.

Cash provided by financing activities

Our cash flow provided by financing activities was $305,589 for the three months ended March 31, 2020, which decreased by $177,604 from $483,193 for the three months ended March 31, 2019. Cash provided by financing activities during the three months ended March 31, 2020 was due to borrowings under the Credit Agreement of $800,000, partially offset by an original issue discount of $20,000 and transaction costs and other fees to obtain the Credit Agreement of $14,069. A portion of these proceeds was used to fund the repayment of the Term Loan Facility of $506,402. Additionally, the remaining proceeds from the Senior Secured Bonds of $52,144 were received during the first quarter of 2020.

Cash flow provided by financing activities during the three months ended March 31, 2019 primarily consisted of IPO proceeds of $274,948 and additional borrowing under the Term Loan Facility of $220,000. These cash inflows were partially offset by payment of offering costs for our IPO and principal payments on debt.

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

We are required to comply with certain financial covenants as well as usual and customary affirmative and negative covenants, including limitations on liens and incurring additional indebtedness. The facility also provides for customary events of default and cure provisions.

In connection with obtaining the Credit Agreement and the extinguishment of the Term Loan Facility, the Company incurred $35,614 in origination, structuring, and other fees which were recognized as a reduction of the principal balance of the Credit Agreement on the condensed consolidated balance sheets. As of March 31, 2020, the remaining unamortized deferred financing costs were $31,060.

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

We incurred costs in connection with obtaining the Term Loan Facility, the extinguishment of our prior debt facilities, and the amendment of the Term Loan Facility. Some of the costs incurred were capitalized as a reduction to the Term Loan Facility on the consolidated balance sheets, and all deferred financing costs associated with the Term Loan Facility were amortized over the term of the Term Loan Facility, through December 31, 2019. As such, there were no unamortized deferred financing costs as of December 31, 2019.

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

South Power Bonds

On September 2, 2019, NFE South Power Holdings Limited (“South Power”), a consolidated subsidiary of the Company, entered into a facility for the issuance of secured and unsecured bonds (the “Senior Secured Bonds” and “Senior Unsecured Bonds”, respectively) and subsequently issued $73,317 and $43,683 in Senior Secured Bonds and Senior Unsecured Bonds, respectively. The Senior Secured Bonds are secured by the CHP Plant and related receivables and assets, and the proceeds were used to fund the completion of the CHP Plant and to reimburse shareholder advances. In the fourth quarter of 2019, South Power issued an additional $63,000 in Senior Secured Bonds. We received $10,856 of the proceeds in 2019 and received the remaining proceeds of $52,144 in January 2020.

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

The Company paid approximately $3,892 of fees in connection with the issuance of Senior Secured Bonds and Senior Unsecured Bonds. These fees were capitalized on a pro-rata basis as a reduction of the Senior Secured Bonds and Senior Unsecured Bonds on the consolidated balance sheets. The total unamortized deferred financing costs as of March 31, 2020 and December 31, 2019 was $3,731 and $3,799, respectively.

Off Balance Sheet Arrangements

As of March 31, 2020, we had no off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

Contractual Obligations

We are committed to make cash payments in the future pursuant to certain of our contracts. The following table summarizes certain contractual obligations in place as of March 31, 2020:

(in thousands)	Total	Less than 1 year[1]	Years 2 to 3	Year 4 to 5	More than 5 years
Long-term debt obligations	$1,383,025	$50,137	$164,791	$851,234	$316,863
Purchase obligations	1,669,942	208,464	376,360	306,242	778,876
Operating Lease obligations	128,506	27,296	53,672	14,084	33,454
Total	$3,181,473	$285,897	$594,823	$1,171,560	$1,129,193

[1] Includes contractual obligations from April 1, 2020 through December 31, 2020

Long-Term debt obligations

For information on our long-term debt obligations, see “—Liquidity and Capital Resources—Long-Term Debt.” The amounts included in the table above are based on the total debt balance, scheduled maturities, and interest rates in effect as of March 31, 2020.

Purchase obligations

The Company is party to contractual purchase commitments. These contracts are principally take-or-pay contracts, which require the purchase of minimum quantities of LNG and natural gas, and these commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. On February 7, 2020, the Company entered into a long-term natural gas supply agreement with an established international gas supplier for the purchase of 27.5 TBtu per year of LNG at a price indexed to Henry Hub from January 2022 to January 2030.

In December 2018, the Company entered into a contract with Centrica LNG Company Limited for the purchase of 29 firm cargoes of 1.1 billion gallons of LNG (86.7 million MMBtu) scheduled for delivery between June 2019 and December 2021. Payment for each cargo is due in advance of each shipment. As of March 31, 2020, the Company is committed to purchase 24 remaining cargoes with 12 scheduled for delivery in 2020 and the remaining 12 cargoes scheduled for delivery in 2021.

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

Operating Lease obligations

Future fixed lease payments under non-cancellable operating leases are noted in the above table. The Company’s lease obligations are primarily related to LNG vessel time charters, marine port leases, office space, and a land lease.

The Company currently has four vessels under time charter leases with non-cancellable terms ranging from two to seven years. The lease commitments in the table above include only the lease component of these arrangements due over the non-cancellable term and do not include any operating services.

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

Revenue recognition

Our contracts with customers may contain one or several performance obligations usually consisting of the sale of LNG, natural gas, and beginning in the three months ended March 31, 2020, power and steam which are outputs from our natural gas-fueled infrastructure. The transaction price for each of these contracts is structured using similar inputs and factors regardless of the output delivered to the customer. The customers consume the benefit of the natural gas, power, and steam when they are delivered by the Company to the customer’s power generation facilities or interconnection facility. Natural gas, power, and steam qualify as a series with revenue being recognized over time using an output method, based on the quantity of natural gas, power, or steam that the customer has consumed. LNG is typically delivered in containers transported by truck to customer sites. Revenue from sales of LNG delivered by truck is recognized at the point in time at which physical possession and the risks and rewards of ownership transfer to the customer, either when the containers are shipped or delivered to the customers’ storage facilities, depending on the terms of the contract. Because the nature, timing, and uncertainty of revenue and cash flows are substantially the same for LNG, natural gas, power and steam, we have presented Operating revenue on an aggregated basis.

We have concluded that variable consideration included in these agreements meets the exception for allocating variable consideration to each unit sold under the contract. As such, the variable consideration for these contracts is allocated to each distinct unit of LNG, natural gas, power or steam delivered and recognized when that distinct unit of LNG or natural gas is delivered to the customer.

Our contracts with customers to supply LNG or natural gas may contain a lease of equipment. We allocate consideration received from customers between lease and non-lease components based on the relative fair value of each component. The fair value of the lease component is estimated based on the estimated standalone selling price of the same or similar equipment leased to the customer. We estimate the fair value of the non-lease component by forecasting volumes and pricing of gas to be delivered to the customer over the lease term. The estimated fair value of the leased equipment, as a percentage of the estimated total revenue from LNG or natural gas and leased equipment at inception, will establish the allocation percentage to determine the fixed lease payments and the amount to be accounted for under the revenue recognition guidance.

The leases of certain facilities and equipment to customers are accounted for as financing or operating leases. The current and non-current portion of financing leases are recorded within Prepaid expenses and other current assets and Finance leases, net, on the condensed consolidated balance sheets, respectively. The lease payments for finance leases are segregated into principal and interest components similar to a loan. Interest income is recognized on an effective interest method over the lease term and is included in Other revenue in the condensed consolidated statements of operations and comprehensive loss. The principal components of the lease payment are reflected as a reduction to the net investment in the finance lease. For the Company’s operating leases, the amount allocated to the leasing component is recognized over the lease term as Other revenue in the condensed consolidated statements of operations and comprehensive loss.

In addition to the revenue recognized from the leasing components of agreements with customers, Other revenue includes development services revenue recognized from the construction and installation of equipment to transform customers’ facilities to operate utilizing natural gas or to allow customers to receive power or other outputs from our natural gas-fired power generation facilities. Revenue from these development services is recognized over time as we transfer control of the asset to the customer, unless the customer is not able to obtain control over the asset under development until such services are completed, in which case, revenue is recognized when the services are completed and the customer has control of the infrastructure. Such agreements may also include a significant financing component, and we recognize revenue for the interest income component over the term of the financing as Other revenue.

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

We have considered that the market price of LNG can vary widely, including recent decreases throughout 2019 and the first quarter of 2020. Due to the decline in LNG prices, we executed a firm commitment to purchase 27.5 TBtus annually beginning in 2022 at prices that are expected to be significantly lower than inventory purchased in the prior year. Further, we believe that we will take advantage of the current market pricing for LNG to supply our expanding operations, resulting in an overall lower average cost of LNG in future periods. Our long-term, take-or-pay contracts to deliver natural gas or LNG to our customers also limit our exposure to fluctuations in natural gas and LNG as our pricing is based on the Henry Hub index plus a contractual spread. Based on the nature of our contracts and the market value of the underlying assets, we do not believe that changes in the price of LNG indicate that a recoverability assessment of our assets is necessary. Further, we plan to utilize our own liquefaction facilities to manufacture our own LNG at attractive prices, and secure LNG to supply our expanding operations and reduce our exposure to future LNG price variations in the long term.

We have also considered the impacts of the ongoing COVID-19 pandemic, including the restrictions that governments may put in place and the resulting direct and indirect economic impacts, on our current operations and expected development budgets and timelines. We primarily operate under long-term contracts with customers, many of which contain fixed minimum volumes that must be purchased on a “take-or-pay” basis, which has limited the impact of the COVID-19 pandemic on our current operations. Based on the essential nature of the services we provide to support power generation facilities, our development projects have not currently been significantly impacted by responses to the COVID-19 pandemic. We will continue to monitor this uncertain situation and local responses in jurisdictions where we do business to determine if there are any indicators that a recoverability assessment for our assets should be performed.

The COVID-19 pandemic has also significantly impacted energy markets, and the price of oil has recently traded at historic low prices. Future expansion of our business is dependent upon LNG being a competitive source of energy and available at a lower cost than the cost to deliver other alternative energy sources, such as diesel or other distillate fuels. In addition, oil prices have been impacted recently by OPEC actions related to the supply of oil. We do not believe that oil prices will remain at their historic low levels as evidenced by recent volatility and OPEC actions to stabilize the supply of oil into the market, and we believe that LNG and natural gas will remain a competitive fuel source for customers.

When performing a recoverability assessment, we measure whether the estimated future undiscounted net cash flows expected to be generated by the asset exceeds its carrying value. In the event that an asset does not meet the recoverability test, the carrying value of the asset will be adjusted to fair value resulting in an impairment charge. Management develops the assumptions used in the recoverability assessment based on active contracts, current and future expectations of the global demand for LNG and natural gas, as well as information received from third party industry sources.

Share-based compensation

The Company estimates the fair value of RSUs and performance stock units granted to employees and non-employees on the grant date based on the closing price of the underlying shares on the grant date and other fair value adjustments to account for a post-vesting holding period. These fair value adjustments were estimated based on the Finnerty model.

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

Interest Rate Risk

Debt that we incurred under the Credit Agreement bears interest based on a LIBOR rate plus a fixed margin and exposes us to interest rate risk. As of March 31, 2020, the impact on interest expense of a 1% increase or decrease in the interest rate of the Credit Agreement would be approximately $8,000 per year.

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

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2020 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not yet entered into binding construction contracts, issued “final notice to proceed” or obtained all necessary environmental, regulatory, construction and zoning permissions for all of our Terminals and Liquefaction Facilities. There can be no assurance that we will be able to enter into the contracts required for the development of our Terminals and Liquefaction Facilities on commercially favorable terms, if at all, or that we will be able to obtain all of the environmental, regulatory, construction and zoning permissions we need. In particular, we will require agreements with ports proximate to our Liquefaction Facilities capable of handling the transload of LNG directly from our transportation assets to our occupying vessel. If we are unable to enter into favorable contracts or to obtain the necessary regulatory and land use approvals on favorable terms, we may not be able to construct and operate these assets as expected, or at all. Additionally, the construction of these kinds of facilities is inherently subject to the risks of cost overruns and delays. There can be no assurance that we will not need to make adjustments to our Terminals and Liquefaction Facilities as a result of the required testing or commissioning of each development, which could cause delays and be costly. Furthermore, if we do enter into the necessary contracts and obtain regulatory approvals for the construction and operation of the Liquefaction Facilities, there can be no assurance that such operations will allow us to successfully export LNG to our facilities, or that we will succeed in our goal of reducing the risk to our operations of future LNG price variations. If we are unable to construct, commission and operate all of our Terminals and Liquefaction Facilities as expected, or, when and if constructed, they do not accomplish the goals described in this Quarterly Report or our other Quarterly or Annual Reports, or if we experience delays or cost overruns in construction, our business, operating results, cash flows and liquidity could be materially and adversely affected. Expenses related to our pursuit of contracts and regulatory approvals related to our Terminals and Liquefaction Facilities still under development may be significant and will be incurred by us regardless of whether these assets are ultimately constructed and operational.

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

While we plan our projects carefully and attempt to complete them according to timelines and budgets that we believe are feasible, we have experienced time delays and cost overruns in some projects that we have developed previously and may experience similar issues with future projects given the inherent complexity and unpredictability of developing infrastructure projects. For example, we previously expected to commence operations of our San Juan Facility and the converted Units 5 and 6 of the Combined Cycle San Juan Power Plant in San Juan, Puerto Rico in the third quarter of 2019. However, due to construction complexity, the earthquakes which occurred near Puerto Rico in January 2020, and third party delays which impacted each project, we currently expect to commence commercial operations in the second quarter of 2020. Delays in the development beyond our estimated timelines, or amendments or change orders to the construction contracts we have entered into and will enter into in the future, could increase the cost of completion beyond the amounts that we estimate. Increased costs could require us to obtain additional sources of financing to continue development on our estimated development timeline or to fund our operations during such development. Any delay in completion of a facility could cause a delay in the receipt of revenues estimated therefrom or cause a loss of one or more customers in the event of significant delays. As a result of any one of these factors, any significant development delay, whatever the cause, could have a material adverse effect on our business, operating results, cash flows and liquidity.

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

•
inability, or failure, of any customer or contract counterparty to perform their contractual obligations to us (for further discussion of counterparty risk, see “—Our current ability to generate cash is substantially dependent upon the entry into and performance by customers under long-term contracts that we have entered into or will enter into in the near future, and we could be materially and adversely affected if any customer fails to perform its contractual obligations for any reason, including nonpayment and nonperformance, or if we fail to enter into such contracts at all.”);

•	inability to develop infrastructure, including our Terminals and Liquefaction Facilities, as well as other future projects, in a timely and cost-effective manner;

•	inability to attract and retain personnel in a timely and cost-effective manner;

•	failure of investments in technology and machinery, such as liquefaction technology or LNG tank truck technology, to perform as expected;

•	increases in competition which could increase our costs and undermine our profits;

•	inability to source LNG and/or natural gas in sufficient quantities and/or at economically attractive prices;

•	failure to anticipate and adapt to new trends in the energy sector in the U.S., Jamaica, the Caribbean, Mexico, Ireland, Nicaragua, Angola and elsewhere;

•	increases in operating costs, including the need for capital improvements, insurance premiums, general taxes, real estate taxes and utilities, affecting our profit margins;

•	inability to raise significant additional debt and equity capital in the future to implement our strategy as well as to operate and expand our business;

•	general economic, political and business conditions in the U.S., Jamaica, the Caribbean, Mexico, Ireland, Nicaragua, Angola and in the other geographic areas in which we intend to operate;

•
the severity and duration of world health events, including the recent COVID-19 pandemic and related economic and political impacts on our or our customers’ or suppliers’ operations and financial status;

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

•
uncertainty regarding the timing, pace and extent of an economic recovery in the United States, the other jurisdictions in which we operate and elsewhere, which in turn will likely affect demand for crude oil and natural gas; or

•	existing and future governmental laws and regulations.

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

We will continue to incur significant capital and operating expenditures while we develop infrastructure for our supply chain, including for the completion of our Terminals and Liquefaction Facilities under construction, as well as other future projects. We will need to invest significant amounts of additional capital to implement our strategy. We have not yet completed constructing all of our Terminals and Liquefaction Facilities and our strategy includes the construction of additional facilities. Any delays beyond the expected development period for these assets would prolong, and could increase the level of, operating losses and negative operating cash flows. Our future liquidity may also be affected by the timing of construction financing availability in relation to the incurrence of construction costs and other outflows and by the timing of receipt of cash flows under our customer contracts in relation to the incurrence of project and operating expenses. Our ability to generate any positive operating cash flow and achieve profitability in the future is dependent on, among other things, our ability to develop an efficient supply chain (which may be impacted by the COVID-19 pandemic) and successfully and timely complete necessary infrastructure, including our Terminals and Liquefaction Facilities under construction, and fulfill our gas delivery obligations under our customer contracts.

Our business is dependent upon obtaining substantial additional funding from various sources, which may not be available or may only be available on unfavorable terms.

We believe we will have sufficient liquidity, cash flow from operations and access to additional capital sources to fund our capital expenditures and working capital needs for the next 12 months. In the future, we expect to incur additional indebtedness to assist us in developing our operations and we are considering alternative financing options, including in specific markets, or the opportunistic sale of one of our non-core assets. See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report for more information on our Credit Agreement, Senior Secured Bonds and Senior Unsecured Bonds. If we are unable to obtain additional funding, approvals or amendments to our existing financings, or if additional funding is only available on terms that we determine are not acceptable to us, we may be unable to fully execute our business plan and our business, financial condition or results of operations may be materially adversely affected. Additionally, we may need to adjust the timing of our planned capital expenditures and facilities development depending on the requirements of our existing financing and availability of such additional funding. Our ability to raise additional capital will depend on financial, economic and market conditions, which have been negatively impacted by the COVID-19 pandemic, our progress in executing our business strategy and other factors, many of which are beyond our control. We cannot assure you that such additional funding will be available on acceptable terms, or at all. To the extent that we raise additional equity capital by issuing additional securities at any point in the future, our then-existing shareholders may experience dilution. Debt financing, if available, may subject us to restrictive covenants that could limit our flexibility in conducting future business activities and could result in us expending significant resources to service our obligations. If we are unable to comply with our existing covenants or any additional covenants and service our debt, we may lose control of our business and be forced to reduce or delay planned investments or capital expenditures, sell assets, restructure our operations or submit to foreclosure proceedings, all of which could result in a material adverse effect upon our business.

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

We have a limited operating history and did not commence revenue-generating activities until 2016, and did not achieve profitability as of March 31, 2020. We will need to make a significant initial investment to complete construction and begin operations of each of our Terminals, power plants and Liquefaction Facilities, and we will need to make significant additional investments to develop, improve and operate them, as well as all related infrastructure. We also expect to make significant expenditures and investments in identifying, acquiring and/or developing other future projects. We also expect to incur significant expenses in connection with the launch and growth of our business, including costs for LNG purchases, rail and truck transportation, shipping and logistics and personnel. We will need to raise significant additional debt capital to achieve our goals.

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

Our operations in Jamaica began in October 2016, when our Montego Bay Terminal commenced commercial operations, and continue to grow. Jamaica is subject to political instability, acts of terrorism, natural disasters, in particular hurricanes, extreme weather conditions, crime and similar other risks which may negatively impact our operations in the region. We may also be affected by trade restrictions, such as tariffs or other trade controls. Additionally, tourism is a significant driver of economic activity in the Caribbean. As a result, tourism directly and indirectly affects local demand for our LNG and therefore our results of operations. Trends in tourism in the Caribbean are primarily driven by the economic condition of the tourists’ home country or territory, the condition of their destination, and the availability, affordability and desirability of air travel and cruises. Additionally, unexpected factors could reduce tourism at any time, including, local or global economic recessions, terrorism, travel restrictions, pandemics, severe weather or natural disasters. If we are unable to continue to leverage on the skills and experience of our international workforce and members of management with experience in the jurisdictions in which we operate to manage such risks, we may be unable to provide LNG at an attractive price and our business could be materially affected.

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

Our credit procedures and policies may be inadequate to sufficiently eliminate risks of nonpayment and nonperformance. In assessing customer credit risk, we use various procedures including background checks which we perform on our potential customers before we enter into a long-term contract with them. As part of the background check, we assess a potential customer’s credit profile and financial position, which can include their operating results, liquidity and outstanding debt, and certain macroeconomic factors regarding the region(s) in which they operate. These procedures help us to appropriately assess customer credit risk on a case-by-case basis, but these procedures may not be effective in assessing credit risk in all instances. As part of our business strategy, we intend to target customers who have not been traditional purchasers of natural gas, including customers in developing countries, and these customers may have greater credit risk than typical natural gas purchasers. Therefore, we may be exposed to greater customer credit risk than other companies in the industry. Additionally, we may face difficulties in enforcing our contractual rights against contractual counterparties that have not submitted to the jurisdiction of U.S. courts. Further, adverse economic conditions in our industry increase the risk of nonpayment and nonperformance by customers, particularly customers that have sub-investment grade credit ratings. The COVID-19 pandemic could adversely impact our customers through decreased demand for power due to decreased economic activity and tourism, or through the adverse economic impact of the pandemic on their power customers. The impact of the COVID-19 pandemic, including governmental and other third party responses thereto, on our customers could enhance the risk of nonpayment by such customers under our contracts, which would negatively affect our business, results of operations and financial condition.

In particular, JPS and JPC, which are public utility companies in Jamaica, could be subject to austerity measures imposed on Jamaica by the International Monetary Fund (the “IMF”) and other international lending organizations. Jamaica is currently subject to certain public spending limitations imposed by agreements with the IMF, and any changes under these agreements could limit JPS’s and JPC’s ability to make payments under their long-term GSAs and, in the case of JPS, its ability to make payments under its PPA, with us. In addition, our ability to operate the CHP Plant is dependent on our ability to enforce the related lease. General Alumina Jamaica Limited (“GAJ”), one of the lessors, is a subsidiary of Noble Group, which completed a financial restructuring in 2018. If GAJ is involved in a bankruptcy or similar proceeding, such proceeding could negatively impact our ability to enforce the lease. If we are unable to enforce the lease due to the bankruptcy of GAJ or for any other reason, we could be unable to operate the CHP Plant or to execute on our contracts related thereto, which could negatively affect our business, results of operations and financial condition. In addition, PREPA is currently subject to bankruptcy proceedings pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA’s ability to meet its payment obligations under its contracts will be largely dependent upon funding from the Federal Emergency Management Agency or other sources. PREPA’s contracting practices in connection with restoration and repair of PREPA’s electrical grid in Puerto Rico, and the terms of certain of those contracts, have been subject to comment and are the subject of review and hearings by U.S. federal and Puerto Rican governmental entities. In the event that PREPA does not have or does not obtain the funds necessary to satisfy obligations to us under our agreement with PREPA or terminates our agreement prior to the end of the agreed term, our financial condition, results of operations and cash flows could be materially and adversely affected.

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

Our business and the development of energy-related infrastructure and projects generally is based on assumptions about the future availability and price of natural gas and LNG and the prospects for international natural gas and LNG markets. Natural gas and LNG prices have at various times been and may become volatile due to one or more of the following factors:

•	additions to competitive regasification capacity in North America, Europe, Asia and other markets, which could divert LNG or natural gas from our business;

•	imposition of tariffs by China or any other jurisdiction on imports of LNG from the United States;

•	insufficient or oversupply of natural gas liquefaction or export capacity worldwide;

•	insufficient LNG tanker capacity;

•	weather conditions and natural disasters;

•	reduced demand and lower prices for natural gas;

•	increased natural gas production deliverable by pipelines, which could suppress demand for LNG;

•	decreased oil and natural gas exploration activities, including shut-ins and possible proration, which have begun and may continue to decrease the production of natural gas;

•	cost improvements that allow competitors to offer LNG regasification services at reduced prices;

•	changes in supplies of, and prices for, alternative energy sources such as coal, oil, nuclear, hydroelectric, wind and solar energy, which may reduce the demand for natural gas;

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

Adverse trends or developments affecting any of these factors, including the timing of the impact of these factors in relation to our purchases and sales of natural gas and LNG – in particular prior to our Pennsylvania Facility becoming operational - could result in increases in the prices we have to pay for natural gas or LNG, which could materially and adversely affect the performance of our customers, and could have a material adverse effect on our business, contracts, financial condition, operating results, cash flows, liquidity and prospects. The COVID-19 pandemic and certain actions by OPEC related to the supply of oil in the market have caused significant volatility and disruption in the price of oil which may negatively impact our potential customers’ willingness or ability to enter into new contracts for the purchase of natural gas. Additionally, in situations where our supply chain has capacity constraints and as a result we are unable to receive all volumes under firm purchase commitments, our supplier may sell volumes of LNG in a mitigation sale to third parties. In these cases, the factors above may impact the price and amount we receive under mitigation sales and we may incur losses that would have an adverse impact on our financial condition, results of operations and cash flows. There can be no assurance we will achieve our target cost or pricing goals. In particular, because we have not currently procured fixed-price, long-term LNG supply to meet all future customer demand, increases in LNG prices and/or shortages of LNG supply could adversely affect our profitability. Additionally, we intend to rely on long-term, largely fixed-price contracts for the feedgas that we need in order to manufacture and sell our LNG. Our actual costs and any profit realized on the sale of our LNG may vary from the estimated amounts on which our contracts for feedgas were originally based. There is inherent risk in the estimation process, including significant changes in the demand for and price of LNG as a result of the factors listed above, many of which are outside of our control.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our existing or future debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to fund our day-to-day operations or to pay the principal, premium, if any, and interest on our indebtedness. As of December 31, 2018, we had $280.0 million of total indebtedness outstanding, excluding deferred financing costs. On January 10, 2020, the Company entered into a Credit Agreement to borrow $800 million in term loans (the “Credit Agreement”). On January 15, 2020, all outstanding principal and interest under the Term Loan Facility was paid in full, and the remainder of the proceeds of the Credit Agreement increased the Company’s cash on hand available to invest in our development projects. See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report for more information on our Term Loan Facility, Credit Agreement, Senior Secured Bonds and Senior Unsecured Bonds.

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

The operation of the CHP Plant and other power plants that we operate in the future will involve particular, significant risks, including, among others: failure to maintain the required power generation license(s) or other permits required to operate the power plants; pollution or environmental contamination affecting operation of the power plants; the inability, or failure, of any counterparty to any plant-related agreements to perform their contractual obligations to us including, but not limited to, the lessor’s obligations to us under the CHP Plant lease; decreased demand for power produced, including as a result of the COVID-19 pandemic; and planned and unplanned power outages due to maintenance, expansion and refurbishment. We cannot assure you that future occurrences of any of the events listed above or any other events of a similar or dissimilar nature would not significantly decrease or eliminate the revenues from, or significantly increase the costs of operating, the CHP Plant or other power plants. If the CHP Plant or other power plants are unable to generate or deliver power or steam, as applicable, to our customers, such customers may not be required to make payments under their respective agreements so long as the event continues. Certain customers may have the right to terminate those agreements for certain failures to generate or deliver power or steam, as applicable, and we may not be able to enter into a replacement agreement on terms as favorable as the terminated agreement. In addition, such termination may give rise to termination or other rights under related agreements including related leases. As a consequence, there may be reduced or no revenues from one or more of our power plants, which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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

We are unable to predict the extent to which the global COVID-19 pandemic will negatively affect our operations, financial performance, ability to achieve our strategic objectives.  We are also unable to predict how this global pandemic may affect our customers and suppliers.

The COVID-19 pandemic has caused, and is expected to continue to cause, a global economic slowdown, disruptions in global supply chains, significant volatility and disruption of financial markets and in the price of oil.  In addition, the pandemic has made travel and commercial activity significantly more cumbersome and less efficient compared to pre-pandemic conditions.

Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the pandemic’s impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategies and initiatives, remains uncertain and difficult to predict. Further, the ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transport and workforce pressures); the impact of the pandemic and actions taken in response on global and regional economies, travel, and economic activity; the availability of federal, state, local or non-U.S. funding programs; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides.

The COVID-19 pandemic has subjected our operations, financial performance and financial condition to a number of risks, including, but not limited operations, customer and financial risks. Although the services we provide are generally deemed essential, we may face negative impacts from increased operational challenges based on the need to protect employee health and safety, workplace disruptions and restrictions on the movement of people including our employees and subcontractors, and disruptions to supply chains related to raw materials and goods both at our own facilities and at customers and suppliers. We may also experience a lower demand for natural gas at our existing customers and a decrease in interest from potential customers as a result of the pandemic’s impact on the price of available fuel options, including oil-based fuels. We may experience customer requests for potential payment deferrals or other contract modifications and delays of potential or ongoing construction projects due to government guidance or customer requests.  Conditions in the financial and credit markets may limit the availability of funding and pose heightened risks to future financings we may require. These and other factors we cannot anticipate could adversely affect our business, financial position and results of operations. We expect that the longer this period of economic and global supply chain and disruption continues, the greater the uncertainty will be regarding the possible adverse impact on our business operations, financial performance and results of operations.

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

We are dependent upon third-party LNG suppliers and shippers and other tankers and facilities to provide delivery options to and from our tankers and energy-related infrastructure. If LNG were to become unavailable for current or future volumes of natural gas due to repairs or damage to supplier facilities or tankers, lack of capacity, impediments to international shipping or any other reason, our ability to continue delivering natural gas, power or steam to end-users could be restricted, thereby reducing our revenues. Additionally, under tanker charters, we will be obligated to make payments for our chartered tankers regardless of use. We may not be able to enter into contracts with purchasers of LNG in quantities equivalent to or greater than the amount of tanker capacity we have purchased. If any third parties, such as the affiliate of Chesapeake that is party to our Chesapeake GSA, were to default on their obligations under our contracts or seek bankruptcy protection, we may not be able to replace such contacts or purchase or receive a sufficient quantity of natural gas in order to satisfy our delivery obligations under our GSAs, PPA and SSA with LNG produced at our own Liquefaction Facilities. Any permanent interruption at any key LNG supply chains that caused a material reduction in volumes transported on or to our tankers and facilities could have a material adverse effect on our business, financial condition, operating results, cash flow, liquidity and prospects.

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

We rely on ocean-going LNG tankers and freight carriers (for ISO containers) for the movement of LNG. Consequently, our ability to provide services to our customers could be adversely impacted by shifts in tanker market dynamics, shortages in available cargo capacity, changes in policies and practices such as scheduling, pricing, routes of service and frequency of service, or increases in the cost of fuel, taxes and labor, and other factors not within our control. The construction and delivery of LNG tankers require significant capital and long construction lead times, and the availability of the tankers could be delayed to the detriment of our LNG business and our customers because of:

•	an inadequate number of shipyards constructing LNG tankers and a backlog of orders at these shipyards;

•	political or economic disturbances in the countries where the tankers are being constructed;

•	changes in governmental regulations or maritime self-regulatory organizations;

•	work stoppages or other labor disturbances at the shipyards, including as a result of the COIVD-19 pandemic;

•	bankruptcy or other financial crisis of shipbuilders;

•	quality or engineering problems;

•	weather interference or a catastrophic event, such as a major earthquake, tsunami or fire; or

•	shortages of or delays in the receipt of necessary construction materials.

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

Our operations are, and will be, dependent upon LNG being a competitive source of energy in the markets in which we operate. In the United States, due mainly to a historic abundant supply of natural gas and discoveries of substantial quantities of unconventional, or shale, natural gas, imported LNG has not developed into a significant energy source. The success of the domestic liquefaction component of our business plan is dependent, in part, on the extent to which natural gas can, for significant periods and in significant volumes, be produced in the United States at a lower cost than the cost to produce some domestic supplies of other alternative energy sources, and that it can be transported at reasonable rates through appropriately scaled infrastructure. The COVID‑19 pandemic and actions by OPEC have significantly impacted energy markets, and the price of oil has recently traded at historic low prices.

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

Any slowdown or contraction affecting the local economy in a jurisdiction in which we operate could negatively affect the ability of our customers to purchase LNG, natural gas, steam or power from us or to fulfill their obligations under their contracts with us. If the economy in Jamaica or other jurisdictions in which we operate worsens because of, for example:

•	lower economic activity, including as a result of the COVID-19 pandemic which has significantly affected Jamaica’s and other jurisdictions’ tourism industries;

•	an increase in oil, natural gas or petrochemical prices;

•	devaluation of the applicable currency;

•	higher inflation; or

•	an increase in domestic interest rates,

then our business, results of operations, financial condition and prospects may also be significantly affected by actions taken by the government in the jurisdictions in which we operate. The COVID-19 pandemic has resulted in lower economic activity and a decrease in oil prices worldwide. Certain of the jurisdictions in which we operate have recently restricted travel, implemented workforce pressures, and experienced reduced business development, travel, hospitality and tourism due to COVID-19. Caribbean governments traditionally have played a central role in the economy and continue to exercise significant influence over many aspects of it. They may make changes in policy, or new laws or regulations may be enacted or promulgated, relating to, for example, monetary policy, taxation, exchange controls, interest rates, regulation of banking and financial services and other industries, government budgeting and public sector financing. These and other future developments in the Jamaican economy or in the governmental policies in our Caribbean markets may reduce demand for our products and adversely affect our business, financial condition, results of operations or prospects.

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

Nicaragua has recently experienced political and economic challenges. Specifically, in 2018, U.S. legislation was approved to restrict U.S. aid to Nicaragua. In 2018, 2019 and early 2020, U.S. and European governmental authorities imposed a number of sanctions against entities and individuals in or associated with the government of Nicaragua and Venezuela. If any of our counterparties becomes subject to sanctions as a result of these laws and regulations, changes thereto or otherwise, we may face an array of issues, including, but not limited to: having to suspend our development or operations on a temporary or permanent basis, being unable to recuperate prior invested time and capital or being subject to lawsuits, investigations or regulatory proceedings that could be time-consuming and expensive to respond to and which could lead to criminal or civil fines or penalties. There is also a risk of civil unrest, strikes or political turmoil in Nicaragua, and the outcome of any such unrest cannot be predicted.

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

New Fortress Energy Holdings currently holds a majority of the voting power of our shares, and following the Exchange Transactions, the members of the Initial Shareholder will hold a majority of the voting power of our shares. As a result, we are a controlled company within the meaning of NASDAQ corporate governance standards. Under NASDAQ rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a controlled company and may elect not to comply with certain NASDAQ corporate governance requirements, including the requirements that:

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

New Fortress Energy Holdings currently has, and following the Exchange Transactions, the members of the Initial Shareholder are expected to have, the ability to direct the voting of a majority of our shares, and its interests may conflict with those of our other shareholders.

As of April 30, 2020, New Fortress Energy Holdings owns an aggregate of approximately 144,342,572 Class B shares representing 85.6% of our voting power. Following the Exchange Transactions, the members of the Initial Shareholder are expected to own 144,342,572 Class A shares that will result from the Exchange Transactions, representing 85.6% of our voting power. In addition, Wesley R. Edens and Randal A. Nardone, who are members of New Fortress Energy Holdings and the Initial Shareholder, own 3,278,199 Class A shares and 3,080,000 Class A shares, respectively, representing 13.5% and 12.7% voting power of the Class A shares, respectively. The beneficial ownership of greater than 50% of our voting shares means New Fortress Energy Holdings or the members of the Initial Shareholder, as applicable, will be able to control matters requiring shareholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our Class A shares will be able to affect the way we are managed or the direction of our business. The interests of New Fortress Energy Holdings or the members of the Initial Shareholder, as applicable, with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other shareholders.

Given this concentrated ownership, New Fortress Energy Holdings or the members of the Initial Shareholder, as applicable, would have to approve any potential acquisition of us. The existence of a significant shareholder may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of our company. Moreover, New Fortress Energy Holdings’ or the members of the Initial Shareholder, as applicable, concentration of share ownership may adversely affect the trading price of our Class A shares to the extent investors perceive a disadvantage in owning shares of a company with a significant shareholder.

Furthermore, in connection with the IPO, we entered into a shareholders’ agreement (the “Shareholders’ Agreement”) with New Fortress Energy Holdings and its affiliates. The Shareholders’ Agreement provides New Fortress Energy Holdings or its assignee with the right to designate a certain number of nominees to our board of directors so long as New Fortress Energy Holdings and its affiliates collectively beneficially own at least 5% of the outstanding Class A shares and Class B shares. In connection with the Exchange Transactions, it is expected that New Fortress Energy Holdings will assign, pursuant to the terms of the Shareholders’ Agreement, to certain entities controlled by Wesley R. Edens and Randal A. Nardone (the “Consenting Entities”) these rights. In addition, our operating agreement provides the Consenting Entities the right to approve certain material transactions so long as the Consenting Entities and their affiliates collectively, directly or indirectly, own at least 30% of the outstanding Class A shares and Class B shares.

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

The market price of our Class A shares could be adversely affected by sales of substantial amounts of our Class A shares in the public or private markets or the perception in the public markets that these sales may occur.

As of April 30, 2020, we have 24,236,495 Class A shares outstanding and 144,342,572 Class B shares outstanding. Following the Exchange Transactions, we expect at least 144,342,572 Class A shares representing 85.6% of our voting power will be held by the members of the Initial Shareholder.  Sales by the members of the Initial Shareholder or other large holders of a substantial number of our Class A shares in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our Class A shares or could impair our ability to obtain capital through an offering of equity securities. In addition, we have agreed to provide registration rights to New Fortress Energy Holdings and its permitted transferees, including members of the Initial Shareholder and other members of New Fortress Energy Holdings. Alternatively, we may be required to undertake a future public or private offering of Class A shares and use the net proceeds from such offering to purchase an equal number of NFI LLC Units from New Fortress Energy Holdings.

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

In certain circumstances, NFI is required to make tax distributions to holders of NFI LLC Units.

Pursuant to the NFI LLC Agreement, NFI must make generally pro rata distributions to the holders of NFI LLC Units, including NFE, in an amount sufficient to allow NFE to satisfy its actual tax liabilities. In addition, to the extent NFI has available cash, NFI is required to make additional pro rata tax distributions to all holders of NFI LLC Units in an amount generally intended to allow the holders of NFI LLC Units (other than NFE) to satisfy their assumed tax liabilities with respect to their allocable share of the income of NFI (based on certain assumptions and conventions). For this purpose, the determination of available cash takes into account, among other factors, (i) the existing indebtedness and other obligations of NFI and its subsidiaries and their anticipated borrowing needs, (ii) the ability of NFI and its subsidiaries to take on additional indebtedness on commercially reasonable terms and (iii) any necessary or appropriate reserves.

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
3.1
Certificate of Formation of New Fortress Energy LLC (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-228339), filed with the SEC on November 9, 2018)

3.2
Certificate of Amendment to Certificate of Formation of New Fortress Energy LLC (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-228339), filed with the SEC on November 9, 2018)

3.3
First Amended and Restated Limited Liability Company Agreement of New Fortress Energy LLC, dated February 4, 2019 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019)

10.1
Credit Agreement, dated January 10, 2020, by and among New Fortress Intermediate LLC, NFE Atlantic Holdings LLC, each person listed as a guarantor on the signature pages thereto, the lenders from time to time party thereto and Cortland Capital Market Services LLC, as collateral agent and administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on January 13, 2020)

10.3*	Letter Agreement, dated as of December 3, 2019, by and between NFE Management LLC and Yunyoung Shin

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* Filed as an exhibit to this Quarterly Report
** Furnished as an exhibit to this Quarterly Report
† Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW FORTRESS ENERGY LLC
Date: May 5, 2020
	By:	/s/ Wesley R. Edens

	Name:	Wesley R. Edens

	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 5, 2020
	By:	/s/ Christopher S. Guinta

	Name:	Christopher S. Guinta

	Title:	Chief Financial Officer
(Principal Financial Officer)

Date: May 5, 2020
	By:	/s/ Yunyoung Shin

	Name:	Yunyoung Shin

	Title:	Chief Accounting Officer
(Principal Accounting Officer)