Form 10-Q
period 2020-06-30
New Fortress Energy LLC
filed 2020-08-04
CIK 1749723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 30, 2020, the registrant had 168,706,396 Class A shares outstanding.

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

•	our ability to obtain additional financing to effect our strategy;

•	failure to produce or purchase sufficient amounts of LNG or natural gas at favorable prices to meet customer demand;

•	hurricanes or other natural or manmade disasters;

•	impacts of the COVID-19 pandemic on our or our customers’ demand or customers' or suppliers’ operations and financial status;

•	failure to obtain and maintain approvals and permits from governmental and regulatory agencies;

•	operational, regulatory, environmental, political, legal and economic risks pertaining to the construction and operation of our facilities;

•	inability to contract with suppliers and tankers to facilitate the delivery of LNG on their chartered LNG tankers;

•	cyclical or other changes in the demand for and price of LNG and natural gas and alternative fuels including oil-based fuels;

•	failure of natural gas to be a competitive source of energy in the markets in which we operate, and seek to operate;

•	competition from third parties in our business;

•	inability to re-finance our outstanding indebtedness or implement our financing plans;

•	changes to environmental and similar laws and governmental regulations that are adverse to our operations;

•	inability to enter into favorable agreements and obtain necessary regulatory approvals;

•	the tax treatment of us or of an investment in our Class A shares;

•	a major health and safety incident relating to our business;

•	increased labor costs, and the unavailability of skilled workers or our failure to attract and retain qualified personnel;

•	risks related to the jurisdictions in which we do, or seek to do, business, particularly Florida, Puerto Rico, Jamaica, Angola, Nicaragua and other jurisdictions in the Caribbean; and

•	our inability to forecast the anticipated benefits of converting from a limited liability company to a corporation.

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

New Fortress Energy LLC
Condensed Consolidated Balance Sheets
As of June 30, 2020 and December 31, 2019
(Unaudited, in thousands of U.S. dollars, except share amounts)

	June 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$167,316	$27,098
Restricted cash	32,946	30,966
Receivables, net of allowances of $0 and $0, respectively	65,069	49,890
Inventory	50,885	63,432
Prepaid expenses and other current assets	28,941	39,734
Total current assets	345,157	211,120

Restricted cash	23,131	34,971
Construction in progress	346,951	466,587
Property, plant and equipment, net	475,198	192,222
Right-of-use assets	106,993	-
Intangible assets, net	42,931	43,540
Finance leases, net	915	91,174
Investment in equity securities	323	2,540
Deferred tax assets, net	2,744	34
Other non-current assets	77,170	81,626
Total assets	$1,421,513	$1,123,814

Liabilities
Current liabilities
Accounts payable	$24,854	$11,593
Accrued liabilities	165,292	54,943
Current lease liabilities	26,835	-
Due to affiliates	6,586	10,252
Other current liabilities	26,134	25,475
Total current liabilities	249,701	102,263

Long-term debt	950,238	619,057
Non-current lease liabilities	57,166	-
Deferred tax liabilities, net	20	241
Other long-term liabilities	14,314	14,929
Total liabilities	1,271,439	736,490

Commitments and contingences (Note 18)

Stockholders’ equity
Class A shares, 169,174,104 shares issued and 168,587,346 outstanding as of June 30, 2020; 23,607,096 shares issued and outstanding as of December 31, 2019	341,675	130,658
Treasury shares, 586,758 shares as of June 30, 2020, at cost; 0 shares at December 31, 2019, at cost	(6,172)	-
Class B shares, 0 shares issued and outstanding as of June 30, 2020; 144,342,572 shares, issued and outstanding as of December 31, 2019	-	-
Accumulated deficit	(192,852)	(45,823)
Accumulated other comprehensive income (loss)	352	(30)
Total stockholders' equity attributable to NFE	143,003	84,805
Non-controlling interest	7,071	302,519
Total stockholders' equity	150,074	387,324
Total liabilities and stockholders' equity	$1,421,513	$1,123,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy LLC
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three and six months ended June 30, 2020 and 2019
(Unaudited, in thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Operating revenue	$76,177	$31,738	$139,679	$57,876
Other revenue	18,389	8,028	29,417	11,841
Total revenues	94,566	39,766	169,096	69,717

Operating expenses
Cost of sales	69,899	44,043	138,115	77,392
Operations and maintenance	9,500	5,403	17,983	9,902
Selling, general and administrative	31,846	32,169	60,216	81,918
Contract termination charges and loss on mitigation sales	123,906	-	124,114	-
Depreciation and amortization	7,620	2,110	12,874	3,801
Total operating expenses	242,771	83,725	353,302	173,013
Operating loss	(148,205)	(43,959)	(184,206)	(103,296)
Interest expense	17,198	6,199	31,088	9,483
Other expense (income), net	999	920	1,610	(1,655)
Loss on extinguishment of debt, net	-	-	9,557	-
Loss before taxes	(166,402)	(51,078)	(226,461)	(111,124)
Tax expense	117	155	113	401
Net loss	(166,519)	(51,233)	(226,574)	(111,525)
Net loss attributable to non-controlling interest	29,094	45,047	80,851	91,782
Net loss attributable to stockholders	$(137,425)	$(6,186)	$(145,723)	$(19,743)

Net loss per share – basic and diluted	$(2.40)	$(0.28)	$(3.49)	$(1.09)

Weighted average number of shares outstanding – basic and diluted	57,341,215	22,114,002	41,771,849	18,154,939

Other comprehensive loss:
Net loss	$(166,519)	$(51,233)	$(226,574)	$(111,525)
Unrealized gain on currency translation adjustment	(520)	-	(151)	-
Comprehensive loss	(165,999)	(51,233)	(226,423)	(111,525)
Comprehensive loss attributable to non-controlling interest	29,009	45,047	81,082	91,782
Comprehensive loss attributable to stockholders	$(136,990)	$(6,186)	$(145,341)	$(19,743)

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy LLC
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three and six months ended June 30, 2020 and 2019
(Unaudited, in thousands of U.S. dollars, except share amounts)

	Members' Capital		Class A shares		Class B shares		Treasury shares		Accumulated	Accumulated other comprehensive	Non- controlling	Total stockholders'
	Units	Amounts	Shares	Amount	Shares	Amount	Shares	Amount	deficit	(loss) income	Interest	equity
Balance as of December 31, 2019	-	$-	23,607,096	$130,658	144,342,572	$-	-	$-	$(45,823)	$(30)	$302,519	$387,324
Cumulative effect of accounting change (ASC 842)	-	-	-	-	-	-	-	-	(1,306)	-	(7,779)	(9,085)
Net loss	-	-	-	-	-	-	-	-	(8,298)	-	(51,757)	(60,055)
Other comprehensive loss	-	-	-	-	-	-	-	-	-	(53)	(316)	(369)
Share-based compensation expense	-	-	-	2,508	-	-	-	-	-	-	-	2,508
Issuance of shares for vested RSUs	-	-	1,212,907	-	-	-	-	-	-	-	-	-
Shares withheld from employees related to share-based compensation, at cost	-	-	-	-	-	-	(583,508)	(6,132)	-	-	-	(6,132)
Balance as of March 31, 2020	-	$-	24,820,003	$133,166	144,342,572	$-	(583,508)	$(6,132)	$(55,427)	$(83)	$242,667	$314,191
Net loss	-	-	-	-	-	-	-	-	(137,425)	-	(29,094)	(166,519)
Other comprehensive income	-	-	-	-	-	-	-	-	-	435	85	520
Share-based compensation expense	-	-	-	1,922	-	-	-	-	-	-	-	1,922
Issuance of shares for vested RSUs	-	-	11,529	-	-	-	-	-	-	-	-	-
Shares withheld from employees related to share-based compensation, at cost	-	-	-	-	-	-	(3,250)	(40)	-	-	-	(40)
Exchange of NFI units	-	-	144,342,572	206,587	(144,342,572)	-	-	-	-	-	(206,587)	-
Balance as of June 30, 2020	-	$-	169,174,104	$341,675	-	$-	(586,758)	$(6,172)	$(192,852)	$352	$7,071	$150,074

	Members' Capital		Class A shares		Class B shares		Treasury shares		Accumulated	Accumulated other comprehensive	Non- controlling	Total stockholders'
	Units	Amounts	Shares	Amount	Shares	Amount	Shares	Amount	deficit	(loss) income	Interest	equity
Balance as of December 31, 2018	67,983,095	$426,741	-	$-	-	$-	-	$-	$(158,423)	$(11)	$14,340	$282,647
Activity prior to the IPO and related organizational transactions:
Net loss	-	-	-	-	-	-	-	-	(7,923)	11	(91)	(8,003)
Effects of the IPO and related organizational transactions:
Issuance of Class A shares in the IPO, net of underwriting discount and offering costs	-	-	20,837,272	32,136	-	-	-	-	-	-	235,874	268,010
Effects of the reorganization transactions	(67,983,095)	(426,741)	-	51,092	147,058,824	-	-	-	146,420	-	229,229	-
Activity subsequent to the IPO and related organizational transactions:
Net loss	-	-	-	-	-	-	-	-	(5,645)	-	(46,644)	(52,289)
Share-based compensation expense	-	-	-	19,037	-	-	-	-	-	-	-	19,037
Balance as of March 31, 2019	-	$-	20,837,272	$102,265	147,058,824	$-	-	$-	$(25,571)	$-	$432,708	$509,402
Net loss	-	-	-	-	-	-	-	-	(6,186)	-	(45,047)	(51,233)
Share-based compensation expense	-	-	-	8,971	-	-	-	-	-	-	-	8,971
Balance as of June 30, 2019	-	$-	20,837,272	$111,236	147,058,824	$-	-	$-	$(31,757)	$-	$387,661	$467,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy LLC
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2020 and 2019
(Unaudited, in thousands of U.S. dollars)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(226,574)	$(111,525)
Adjustments for:
Amortization of deferred financing costs	6,965	2,589
Depreciation and amortization	13,324	4,106
Contract termination charges and loss on mitigation sales	124,114	-
Loss on extinguishment of debt, net	9,557	-
Deferred taxes	15	379
Change in value of Investment in equity securities	2,217	802
Share-based compensation	4,430	28,008
Other	907	232
(Increase) in receivables	(9,214)	(15,211)
(Increase) in inventories	(4,794)	(3,664)
(Increase) in other assets	(9,446)	(6,865)
Decrease in right-of-use assets	17,781	-
Increase in accounts payable/accrued liabilities	13,655	2,553
(Decrease) Increase in amounts due to affiliates	(3,666)	1,848
(Decrease) in lease liabilities	(19,873)	-
Increase in other liabilities	279	4,680
Net cash used in operating activities	(80,323)	(92,068)

Cash flows from investing activities
Capital expenditures	(95,422)	(232,348)
Principal payments received on finance lease, net	78	471
Net cash used in investing activities	(95,344)	(231,877)

Cash flows from financing activities
Proceeds from borrowings of debt	832,144	220,000
Payment of deferred financing costs	(13,600)	(4,400)
Repayment of debt	(506,402)	(2,500)
Proceeds from IPO	-	274,948
Payments related to tax withholdings for share-based compensation	(6,117)	-
Payment of offering costs	-	(6,938)
Net cash provided by financing activities	306,025	481,110

Net increase in cash, cash equivalents and restricted cash	130,358	157,165
Cash, cash equivalents and restricted cash – beginning of period	93,035	100,853
Cash, cash equivalents and restricted cash – end of period	$223,393	$258,018

Supplemental disclosure of non-cash investing and financing activities:
Changes in accounts payable and accrued liabilities associated with construction in progress and property, plant and equipment additions	$(3,084)	$(54,888)

The accompanying notes are an integral part of these condensed consolidated financial statements.

1.	Organization

New Fortress Energy LLC (“NFE,” together with its subsidiaries, the “Company”) is a Delaware limited liability company formed by New Fortress Energy Holdings LLC (“New Fortress Energy Holdings”) on August 6, 2018. The Company is a global integrated gas-to-power infrastructure company that seeks to use natural gas to satisfy the world’s large and growing power needs and is engaged in providing energy and logistical services to end-users worldwide seeking to convert their operating assets from diesel or heavy fuel oil to LNG. The Company currently sources LNG from a combination of its own liquefaction facility in Miami, Florida and purchases on the open market. The Company has liquefaction, regasification and power generation operations in the United States and Jamaica.

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

On June 3, 2020, the Company entered into a mutual agreement (the “Mutual Agreement”) with the members holding the majority voting interest in New Fortress Energy Holdings (“Exchanging Members”) and NFE Sub LLC (a wholly-owned subsidiary of the Company).  Pursuant to the Mutual Agreement, the Exchanging Members agreed to deliver a block redemption notice in accordance with the Amended and Restated Limited Liability Company Agreement of New Fortress Intermediate LLC (the “NFI LLCA”) with respect to all of the NFI LLC Units, together with an equal number of Class B shares of the Company, that such Exchanging Members indirectly own as members of New Fortress Energy Holdings.  Pursuant to the Mutual Agreement, the Company agreed to exercise the Call Right (as defined in the NFI LLCA), pursuant to which the Company would acquire such NFI LLC Units and such Class B shares in exchange for Class A shares of the Company (the “Exchange Transactions”). The Exchange Transactions were completed on June 10, 2020. In connection with the closing of the Exchange Transactions, the Company issued 144,342,572 Class A shares in exchange for an equal number of NFI LLC Units, together with an equal number of Class B shares of the Company. Following the completion of the Exchange Transactions, the Company owns all of the NFI LLC Units directly or indirectly and no Class B shares remain outstanding. As of June 30, 2020, NFE has 168,587,346 Class A shares outstanding.

Prior to the Exchange Transactions, the Company recognized the Exchanging Members’ economic interest in NFI as non-controlling interest in the Company’s condensed consolidated financial statements. Results of operations for the period prior to the date of the Exchange Transactions, June 10, 2020, was attributed to non-controlling interest based on the Exchanging Members’ interest in NFI; subsequent to the Exchange Transactions, results of operations, excluding results attributable to other investors in non-wholly owned subsidiaries, were recognized as net income or loss attributable to stockholders. Amounts that were attributable to these Exchanging Members' prior interest in NFI previously shown as non-controlling interest on the Company’s consolidated balance sheets have been reclassified to Class A shares.

(b)	Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include relative fair value allocation between revenue and lease components of contracts with customers, total consideration and fair value of identifiable net assets related to acquisitions and the fair value of equity awards granted to both employees and non-employees. Management evaluates its estimates and related assumptions regularly. Changes in facts and circumstances or additional information may result in revised estimates, and actual results may differ from these estimates.

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

The Company’s contracts with customers may contain one or several performance obligations usually consisting of the sale of LNG, natural gas, and beginning in the first quarter of 2020, power and steam which are outputs from the Company’s natural gas-fueled infrastructure. The transaction price for each of these contracts is structured using similar inputs and factors regardless of the output delivered to the customer. The customers consume the benefit of the natural gas, power and steam when they are delivered by the Company to the customer’s power generation facilities or interconnection facility. Natural gas, power and steam qualify as a series with revenue being recognized over time using an output method, based on the quantity of natural gas, power, or steam that the customer has consumed. LNG is typically delivered in containers transported by truck to customer sites. Revenue from sales of LNG delivered by truck is recognized at the point in time at which physical possession and the risks and rewards of ownership transfer to the customer, either when the containers are shipped or delivered to the customers’ storage facilities, depending on the terms of the contract. Because the nature, timing and uncertainty of revenue and cash flows are substantially the same for LNG, natural gas, power and steam, the Company has presented Operating revenue on an aggregated basis.

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

In addition to the revenue recognized from the leasing components of agreements with customers, Other revenue includes revenue recognized from the construction, installation and commissioning of equipment, inclusive of natural gas used in the commissioning process, to transform customers’ facilities to operate utilizing natural gas or to allow customers to receive power or other outputs from our natural gas-fueled power generation facilities. Revenue from these development services is recognized over time as the Company transfers control of the asset to the customer or based on the quantity of natural gas consumed as part of commissioning the customer’s facilities. If the customer is not able to obtain control over the asset under construction until such services are completed, revenue is recognized when the services are completed and the customer has control of the infrastructure. Such agreements may also include a significant financing component, and the Company recognizes revenue for the interest income component over the term of the financing as Other revenue.

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

(e)	Contract termination charges and loss on mitigation sales

The Company has long-term supply agreements to purchase LNG, and the Company may incur termination charges to the extent that the Company cancels such contractual arrangements. Further, if the Company is unable to take physical possession of a portion of the contracted quantity of LNG due to capacity limitations, the supplier will attempt to sell the undelivered quantity through a mitigation sale. The Company may incur a loss on a mitigation sale if the cargo is unable to be sold for a price greater than the contracted price. These costs are included in a separate line in the condensed consolidated statements of operations and comprehensive loss because such costs are not related to inventory delivered to the Company’s customers.

During the three and six months ended June 30, 2020, the Company recognized a termination charge of $105,000 associated with an agreement with one of the Company’s LNG suppliers to terminate the obligation to purchase any LNG from this supplier for the remainder of 2020 in exchange for a cancellation fee of $105,000. Loss on mitigation sales of $18,906 and $19,114 were recognized in the three and six months ended June 30, 2020, respectively.

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

In June 2016, the Financial Accounting Standards Board  (“FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Disclosure Framework – Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires financial assets measured at amortized cost basis, including trade receivables, to be presented net of the amount expected to be collected. The measurement of all expected credit losses will be based on historical experience, current conditions, and reasonable and supportable forecasts. In October 2019, the FASB voted to approve a proposal to defer the effective date of ASC 2016-13 for certain entities, including emerging growth companies that take advantage of the extended transition period, to fiscal years beginning after December 15, 2022, and early adoption is permitted. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements and timing of adoption.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes, including removing certain exceptions related to the general principles in ASU 740, Income Taxes. It also clarifies and simplifies other aspects of the accounting for income taxes. The new standard is effective for interim and annual periods beginning after December 15, 2021, and early adoption is permitted. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements and timing of adoption.

(b)	New and amended standards adopted by the Company:

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842”), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheet and making targeted changes to lessor accounting. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will depend primarily on the lease’s classification as a finance or operating lease. However, unlike ASC 840, which required only capital leases to be recognized on the balance sheet, ASC 842 requires most leases to be recognized on the balance sheet as a right-of-use (“ROU”) asset and a lease liability.

The Company has entered into lease agreements for the use of LNG vessels, marine port space, office space, land and equipment, all of which are operating leases. ROU assets recognized for these leases represent the Company’s right to use an underlying asset for the lease term, and the lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of fixed lease payments over the lease term. The incremental borrowing rate used to calculate the present value of lease payments is determined using existing credit rates of unsecured borrowings adjusted for collateral, which are then adjusted for the appropriate lease term and currency.

The Company adopted ASC 842 effective January 1, 2020 and elected to apply the modified retrospective transition method at the beginning of the period of adoption, which allowed the Company to begin recognizing and measuring leases under ASC 842 at January 1, 2020, without modifying the comparative period financial statements. Upon adoption of ASC 842, the Company recorded ROU assets and corresponding lease liabilities of $124,774 and $103,874, respectively.

The Company did not elect the package of practical expedients and therefore, as part of transition, the Company reassessed the previous conclusions made under ASC 840 related to the identification of leases, classification of leases and initial direct costs based on the standards of ASC 842. In connection with the reassessment of previous conclusions, the Company determined that the direct financing lease recognized related to the Montego Bay Terminal is no longer a lease under ASC 842. The Company recognized a transition adjustment that removed the unamortized net investment in the direct financing lease and recognized the underlying assets as Property, plant and equipment net of depreciation that would have been recognized since the commissioning of the Montego Bay Terminal, with the difference of approximately $9,085, net of taxes of $2,945, recorded as an adjustment to retained earnings. Beginning in 2020, the Company will recognize payments previously allocated to the leasing component of the gas sales agreement with this customer within Operating revenue in the condensed consolidated statements of operations and comprehensive loss. Under ASC 840, amounts allocated to the leasing component had been recognized on an effective interest method over the lease term with only the portion representing interest income recognized as Other revenue.

The Company made an accounting policy election to exclude leases with terms of 12 months or less from ROU assets and lease liabilities on the balance sheet, and short-term lease payments are recognized on a straight-line basis over the lease term. Variable payments under short-term leases are recognized in the period in which the obligation that triggers the variable payment becomes probable.  The Company, as lessee, has also elected the practical expedient not to separate lease and non-lease components for marine port space, office space, land and equipment leases.  The Company will separate the lease and non-lease components for LNG vessel leases.  The allocation of lease payments between lease and non-lease components has been determined based on the relative fair value of each component. The fair value of the lease component is estimated based on the estimated standalone price to lease a bareboat LNG vessel. The fair value of the non-lease component is estimated based on the estimated standalone price of operating the respective vessel, inclusive of the costs of the crew and other operating costs.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets. A customer’s accounting for the costs of the hosting component of the arrangement is not affected by the new guidance. The Company has early adopted ASU 2018-15 for the year beginning January 1, 2020, using the prospective transition approach. This approach did not require any adjustment to comparative financial statements. The Company did not capitalize a material amount of implementation costs as a result of adopting this guidance in the three or six months ended June 30, 2020, and the adoption did not result in material impact on the Company’s condensed consolidated financial statements.

4.	Revenue from contracts with customers

Under most customer contracts, invoicing occurs once the Company’s performance obligations have been satisfied, at which point payment is unconditional. As of June 30, 2020 and December 31, 2019, receivables related to revenue from contracts with customers totaled $44,704 and $30,563, respectively, and were included in “Receivables, net” on the condensed consolidated balance sheets, net of the allowance for doubtful accounts. Other items included in Receivables, net not related to revenue from contracts with customers represent receivables associated with reimbursable costs, recoverable taxes and leases which are accounted for outside the scope of ASC 606.

The Company has recognized a contract liability, comprised of unconditional payments due or paid under the contract with a customer prior to the Company’s satisfaction of the related performance obligations. The performance obligations are expected to be satisfied during the next 12 months, and the contract liability is classified within Other current liabilities on the condensed consolidated balance sheets. Contract assets are comprised of the transaction price allocated to completed performance obligations that will be billed to customers in subsequent periods. The contract liability and contract assets balances as of June 30, 2020 and December 31, 2019 are detailed below:

	June 30, 2020	December 31, 2019
Contract assets - current	$4,270	$3,787
Contract assets - non-current	23,525	19,474
Total contract assets	$27,795	$23,261

Contract liability	$7,889	$6,542

Revenue recognized in the year from:
Amounts included in contract liability at the beginning of the year	$4,816	$-

As of June 30, 2020, the Company has unbilled receivables of $6,999, of which $356 is presented within Other current assets and $6,643 is presented within Other non-current assets on the condensed consolidated balance sheet. These unbilled receivables represent unconditional right to payment subject only to the passage of time.

Operating revenue which includes revenue from sales of LNG and natural gas as well as outputs from the Company’s natural gas-fired power generation facilities, including power and steam, was $76,177 and $31,738 for the three months ended June 30, 2020 and 2019, respectively.  Operating revenue was $139,679 and $57,876 for the six months ended June 30, 2020 and 2019, respectively. During March 2020, the Company began to deliver power and steam recognizing $6,946 and $8,677 in operating revenue for the three and six months ended June 30, 2020, respectively. Other revenue includes revenue for development services as well as lease and other revenue. The table below summarizes the balances in Other revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Development services revenue	$17,495	$3,908	$27,566	$3,908
Lease and other revenue	894	4,120	1,851	7,933
Total other revenue	$18,389	$8,028	$29,417	$11,841

Transaction price allocated to remaining performance obligations

Some of the Company’s contracts are short-term in nature with a contract term of less than a year. The Company applied the optional exemption not to report any unfulfilled performance obligations related to these contracts.

The Company has arrangements in which LNG, natural gas or outputs from the Company’s power generation facilities are sold on a “take-or-pay” basis whereby the customer is obligated to pay for the minimum guaranteed volumes even if it does not take delivery of them. The price under these agreements is typically based on a market index plus a fixed margin. The fixed transaction price allocated to the remaining performance obligations under these arrangements is $4,410,159 as of June 30, 2020, representing the fixed margin multiplied by the outstanding minimum guaranteed volumes. The Company expects to recognize this revenue over the following time periods. The pattern of recognition reflects the minimum guaranteed volumes in each period:

Period	Revenue
Remainder of 2020	$129,090
2021	243,553
2022	242,745
2023	242,836
2024	243,090
Thereafter	3,308,845
Total	$4,410,159

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

The Company has recognized costs to fulfill a contract with a significant customer, which primarily consist of expenses required to enhance resources to deliver under the agreement with the customer. As of June 30, 2020, the Company has capitalized $10,031, of which $498 of these costs is presented within Other current assets and $9,533 is presented within Other non-current assets on the condensed consolidated balance sheets. As of December 31, 2019, the Company had capitalized $8,839, of which $331 of these costs was presented within Other current assets and $8,508 was presented within Other non-current assets on the condensed consolidated balance sheets. In the first quarter of 2020, the Company began to delivery under the agreement and started recognizing these costs on a straight-line basis over the expected term of the agreement.

5.	Leases

Lessee

The Company has operating leases primarily for the use of LNG vessels, marine port space, office space, land and equipment under non-cancellable lease agreements. The Company’s leases may include multiple optional renewal periods that are exercisable solely at the Company’s discretion. Renewal periods are included in the lease term when the Company is reasonably certain that the renewal options would be exercised, and the associated lease payments for such periods are reflected in the ROU asset and lease liability.

The Company’s leases include fixed lease payments which may include escalation terms based on a fixed percentage or may vary based on an inflation indexes or other market adjustments. Escalations based on changes in inflation indices and market adjustments and other lease costs that vary based on the use of the underlying asset are not included as lease payments in the calculation of the lease liability or ROU asset and are included in variable lease cost when the obligation that triggers the variable payment becomes probable. Variable lease cost includes contingent rent payments for office space based on the percentage occupied by the Company in addition to common area charges and other charges that are variable in nature. The Company also has a component of lease payments that are variable related to the LNG vessels, in which the Company may receive credits based on the performance of the LNG vessels during the period.

For the three months and six months ended June 30, 2020, the Company’s operating lease cost recorded within the condensed consolidated statements of operations and comprehensive loss were as follows:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Operating lease cost:
Fixed lease cost	$6,596	$16,863
Variable lease cost	74	713
Short-term lease cost	330	616

Lease cost - Cost of Sales	$6,109	$15,460
Lease cost - Operations and maintenance	440	828
Lease cost - Selling, general and administrative	451	1,904

Capitalized lease cost	7,474	8,013

Capitalized lease cost relates to operating lease cost for vessels and port space used during the commissioning of development projects. Short-term lease costs for vessels chartered by the Company to bring inventory from a supplier’s facilities to the Company’s storage locations are capitalized to inventory.
Cash paid for operating leases is reported in operating activities in the condensed consolidated statements of cash flows. Supplemental cash flow information related to leases was as follows for the six months ended June 30, 2020:

Six Months Ended June 30, 2020
Operating cash outflows for operating lease liabilities	$23,257
Right-of-use assets obtained in exchange for new operating lease liabilities	128,592

The future payments due under operating leases as of June 30, 2020 is as follows:

Operating Leases
Due remainder of 2020	$14,737
2021	35,398
2022	18,307
2023	7,002
2024	7,114
Thereafter	33,780
Total lease payments	116,338
Less: effects of discounting	32,337
Present value of lease liabilities	$84,001

Current lease liability	$26,835
Non-current lease liability	57,166

As of June 30, 2020, the weighted-average remaining lease term for all operating leases was 5.8 years. Because the Company generally does not have access to the rate implicit in the lease, the incremental borrowing rate is utilized as the discount rate. The weighted average discount rate associated with operating leases as of June 30, 2020 was 8.6%.

The Company has entered into an LNG vessel lease that has not commenced as of June 30, 2020 with a noncancelable term of 5 years and includes fixed payments for lease and non-lease components of $69,704.

Future annual minimum lease payments for operating leases as of December 31, 2019, prepared in accordance with accounting standards prior to the adoption of ASC 842, were as follows:

Year ending December 31:
2020	$37,776
2021	35,478
2022	18,387
2023	7,083
2024	7,151
Thereafter	26,458
Total	$132,333

During the three and six months ended June 30, 2019, the Company recognized rental expense for all operating leases of $8,939 and $17,376, respectively, related primarily to LNG vessel time charters, office space, a land site lease and marine port berth leases.

Lessor

In the Company’s agreements to sell LNG or natural gas to customers, the Company may also lease certain equipment to customers which are accounted for either as a finance or an operating lease. Property, plant and equipment subject to operating leases is included within ISO containers and other equipment within Note 12. Property, plant and equipment, net.

June 30, 2020
Property, plant and equipment	$10,955
Accumulated depreciation	(642)
Property, plant and equipment, net	$10,313

The following table shows the expected future lease payments as of June 30, 2020, for the remainder of 2020 through 2024 and thereafter:

	Future cash receipts
	Financing leases	Operating leases
Remainder of 2020	$152	$109
2021	303	206
2022	298	194
2023	304	196
2024	304	197
Thereafter	836	860
Total	$2,197	$1,762
Less: Imputed interest	1,029
Present value of total lease receipts	$1,168

Current finance leases, net	$253
Non-current finance leases, net	915

6.	Fair value

Fair value measurements and disclosures require the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:

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

The following table presents the Company’s financial assets and financial liabilities that are measured at fair value as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Level 1	Level 2	Level 3	Total	Valuation technique
Assets
Cash and cash equivalents	$167,316	$-	$-	$167,316	Market approach
Restricted cash	56,077	-	-	56,077	Market approach
Investment in equity securities	323	-	-	323	Market approach
Total	$223,716	$-	$-	$223,716

Liabilities
Derivative liability¹	$-	$-	$9,686	$9,686	Income approach
Equity agreement²	-	-	16,678	16,678	Income approach
Total	$-	$-	$26,364	$26,364

	December 31, 2019
	Level 1	Level 2	Level 3	Total	Valuation technique
Assets
Cash and cash equivalents	$27,098	$-	$-	$27,098	Market approach
Restricted cash	65,937	-	-	65,937	Market approach
Investment in equity securities	2,540	-	-	2,540	Market approach
Total	$95,575	$-	$-	$95,575

Liabilities
Derivative liability¹	$-	$-	$9,800	$9,800	Income approach
Equity agreement²	-	-	16,800	16,800	Income approach
Total	$-	$-	$26,600	$26,600

(1)	Consideration due to the sellers of Shannon LNG once first gas is supplied from the terminal to be built.
(2)	To be paid in shares at the earlier of agreed-upon date or the commencement of significant construction activities specified in the Shannon LNG Agreement.

The Company estimates fair value of the derivative liability and equity agreement using a discounted cash flows method with discount rates based on the average yield curve for bonds with similar credit ratings and matching terms to the discount periods as well as a probability of the contingent event occurring. The table below summarizes the fair value adjustment, recorded within Other expense (income), net in the condensed consolidated statements of operations and comprehensive loss, and currency translation adjustment, recorded within the Other comprehensive loss, for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fair value adjustment - Loss/(gain)	$1,323	$478	$(294)	$(155)
Currency translation adjustment - Loss	595	-	58	-

During the three and six months ended June 30, 2020 and 2019, the Company had no settlements of the equity agreement or derivative liability or any transfers in or out of Level 3 in the fair value hierarchy.

The liability associated with the equity agreement of $16,678 and $16,800 as of June 30, 2020 and December 31, 2019, respectively, is recorded within Other current liabilities on the condensed consolidated balance sheets. The liability associated with the derivative liability of $9,686 and $9,800 as of June 30, 2020 and December 31, 2019, respectively, is recorded within Other long-term liabilities on the condensed consolidated balance sheets.

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

7.	Restricted cash

As of June 30, 2020 and December 31, 2019, restricted cash consisted of the following:

	June 30, 2020	December 31, 2019
Collateral for performance under customer agreements	$15,000	$15,000
Collateral for LNG purchases	26,476	35,000
Collateral for letters of credit and performance bonds	6,220	7,388
Debt service reserve account	8,131	8,299
Other restricted cash	250	250
Total restricted cash	$56,077	$65,937

Current restricted cash	$32,946	$30,966
Non-current restricted cash	23,131	34,971

8.	Inventory

As of June 30, 2020 and December 31, 2019, inventory consisted of the following:

	June 30, 2020	December 31, 2019
LNG and natural gas inventory	$41,778	$57,436
Automotive diesel oil inventory	5,167	4,746
Materials, supplies and other	3,940	1,250
Total inventory	$50,885	$63,432

Inventory is adjusted to the lower of cost or net realizable value each quarter. Changes in the value of inventory are recorded within Cost of sales in the condensed consolidated statements of operations and comprehensive loss. No adjustments were recorded during the three and six months ended June 30, 2020 and 2019.

9.	Prepaid expenses and other current assets

As of June 30, 2020 and December 31, 2019, prepaid expenses and other current assets consisted of the following:

	June 30, 2020	December 31, 2019
Prepaid expenses	$6,348	$7,458
Prepaid LNG	3,312	7,097
Due from affiliates (Note 21)	1,460	1,577
Other current assets	17,821	23,602
Total prepaid expenses and other current assets	$28,941	$39,734

Other current assets as of June 30, 2020 and December 31, 2019 primarily consists of receivables for recoverable taxes and capitalized costs associated with delivering development services to a customer.

10.	Investment in equity securities

The Company has invested in equity securities of an international oil and gas drilling contractor. The cost of the investment was $3,667. As of June 30, 2020 and December 31, 2019, the Company owned 295,256 shares of that contractor and the fair value of the investment was $323 and $2,540, respectively.

The unrealized (gain) loss of $(183) and $1,698 for the three months ended June 30, 2020 and 2019, respectively, and $2,217 and $802 for the six months ended June 30, 2020 and 2019, respectively, is included within Other expense (income), net in the condensed consolidated statements of operations and comprehensive loss.

11.	Construction in progress

The Company’s construction in progress activity during the six months ended June 30, 2020 is detailed below:

June 30, 2020
Balance at beginning of period	$466,587
Additions	80,541
Transferred to property, plant and equipment, net (Note 12)	(200,177)
Balance at end of period	$346,951

Interest expense of $17,902 and $9,111, inclusive of amortized debt issuance costs, was capitalized for the six months ended June 30, 2020 and 2019, respectively.

12.	Property, plant and equipment, net

As of June 30, 2020 and December 31, 2019, the Company’s property, plant and equipment, net consisted of the following:

	June 30, 2020	December 31, 2019
CHP facilities	$117,496	$-
Terminal and power plant equipment	105,705	14,981
LNG liquefaction facilities	65,992	66,273
Gas terminals	72,394	52,781
Gas pipelines	58,974	11,692
ISO containers and other equipment	74,071	39,951
Land	15,637	15,401
Leasehold improvements	8,309	8,054
Accumulated depreciation	(43,380)	(16,911)
Total property, plant and equipment, net	$475,198	$192,222

In connection with the adoption of ASC 842, the Company determined that the direct financing lease recognized related to the Montego Bay Terminal is no longer a lease under ASC 842. As of January 1, 2020, the Company recognized a transition adjustment that removed the unamortized net investment in the direct financing lease of $91,005 and recognized the underlying assets as Property, plant and equipment of $92,207 and accumulated depreciation of $13,932 that would have been recognized since the commissioning of the Montego Bay Terminal, with the difference of approximately $9,085, net of taxes of $2,945, recorded as an adjustment to retained earnings.

Depreciation for the three months ended June 30, 2020 and 2019 totaled $7,539 and $1,983, respectively, of which $223 and $147 is respectively included within Cost of sales in the condensed consolidated statements of operations and comprehensive loss. Depreciation for the six months ended June 30, 2020 and 2019 totaled $12,750 and $3,563, respectively, of which $450 and $305 is respectively included within Cost of sales in the condensed consolidated statements of operations and comprehensive loss.

13.	Intangible assets

The following table summarizes the composition of intangible assets as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life
Definite-lived intangible assets
Shannon LNG permits	$42,078	$1,709	$40,369	40
Easements	1,559	165	1,394	30

Indefinite-lived intangible assets
Easements	1,168	-	1,168	n/a
Total intangible assets	$44,805	$1,874	$42,931

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life
Definite-lived intangible assets
Shannon LNG leases and permits	$42,157	$1,198	$40,959	40
Easements	1,559	139	1,420	30

Indefinite-lived intangible assets
Easements	1,161	-	1,161	n/a
Total intangible assets	$44,877	$1,337	$43,540

As of June 30, 2020 and December 31, 2019, the weighted-average remaining amortization periods for the intangible assets was 38.0 years and 38.8 years, respectively. As of January 1, 2020, intangible assets associated with favorable lease terms in acquired leases have been reclassified as a ROU assets as a result of adoption of ASC 842.

Amortization for the three months ended June 30, 2020 and 2019 totaled $282 and $286, respectively. Amortization was $552 and $564 for the six months ended June 30, 2020 and 2019, respectively.

14.	Other non-current assets

As of June 30, 2020 and December 31, 2019, Other non-current assets consisted of the following:

	June 30, 2020	December 31, 2019
Nonrefundable deposit	$24,643	$22,262
Contract asset (Note 4)	23,525	19,474
Cost to fulfill (Note 4)	9,533	8,508
Unbilled receivables (Note 4)	6,643	-
Upfront payments to customers	5,739	5,904
Port access rights and initial lease costs	-	17,762
Other	7,087	7,716
Total other non-current assets	$77,170	$81,626

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

15.	Accrued liabilities

As of June 30, 2020 and December 31, 2019, accrued liabilities consisted of the following:

	June 30, 2020	December 31, 2019
Accrued contract termination charges	$105,000	$-
Accrued construction costs	8,689	25,037
Accrued interest	13,282	-
Accrued bonuses	8,216	14,991
Other accrued expenses	30,105	14,915
Total accrued liabilities	$165,292	$54,943

16.	Debt

As of June 30, 2020 and December 31, 2019, debt consisted of the following:

	June 30, 2020	December 31, 2019
Credit Agreement, due January 15, 2023	$773,895	$-
Term Loan Facility, due January 21, 2020	-	495,000
Senior Secured Bonds, due September 2034	71,052	70,960
Senior Secured Bonds, due December 2034	62,968	10,823
Senior Unsecured Bonds, due September 2036	42,323	42,274
Total debt	$950,238	$619,057

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

In connection with obtaining the Credit Agreement and the extinguishment of the Term Loan Facility, the Company incurred $36,313 in origination, structuring, and other fees which were recognized as a reduction of the principal balance of the Credit Agreement on the condensed consolidated balance sheets. As of June 30, 2020, the remaining unamortized deferred financing costs were $26,105.
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

The Senior Secured Bonds bear interest at an annual fixed rate of 8.25% and will mature 15 years from the closing date of each issuance. No principal payments will be due for the first seven years. After seven years, quarterly principal payments of approximately 1.6% of the original principal amount will be due, with a 50% balloon payment due upon maturity. Interest payments on outstanding principal balances are due quarterly.

The Senior Unsecured Bonds bear interest at an annual fixed rate of 11.00% and will mature in September 2036. No principal payments will be due for the first nine years. Beginning in 2028, principal payments will be due quarterly on an escalating schedule. Interest payments on outstanding principal balances are due quarterly.

South Power will be required to comply with certain financial covenants as well as customary affirmative and negative covenants, including limitations on incurring additional indebtedness. The facility also provides for customary events of default, prepayment and cure provisions.

The Company paid approximately $3,892 of fees in connection with the issuance of Senior Secured Bonds and Senior Unsecured Bonds. These fees were capitalized on a pro-rata basis as a reduction of the Senior Secured Bonds and Senior Unsecured Bonds on the condensed consolidated balance sheets. The total unamortized deferred financing costs as of June 30, 2020 and December 31, 2019 was $3,657 and $3,799, respectively.

Under the terms of the facility, South Power is required to maintain a Debt Service Reserve Account (as defined in the facility) in the amount of $8,131. Such amount is included as a component of Restricted cash on the Company’s condensed consolidated balance sheets (see Note 7).

Interest Expense

Interest and related amortization of debt issuance costs recognized during major development and construction projects are capitalized and included in the cost of the project. Interest expense, net of amounts capitalized, recognized for the three and six months ended June 30, 2020 and 2019 consisted of the following:

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest costs:
Interest per contractual rates	$19,766	$8,475	$38,640	$13,364
Amortization of debt issuance costs	5,728	3,166	10,350	5,230
Total interest costs	25,494	11,641	48,990	18,594
Capitalized interest	8,296	5,442	17,902	9,111
Total interest expense	$17,198	$6,199	$31,088	$9,483

17.	Income taxes

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

Subsequent to the Exchange Transactions completed on June 10, 2020, 100% of NFI’s operations will be included in the NFE income tax provision; there is no impact on income tax expense expected due to the Exchange Transactions.

The effective tax rate for the three months ended June 30, 2020 was (0.07)%, compared to (0.30)% for the three months ended June 30, 2019. The total tax expense for the three months ended June 30, 2020 was $117, compared to $155 for the three months ended June 30, 2019.

The effective tax rate for the six months ended June 30, 2020 was (0.05)%, compared to (0.36)% for the six months ended June 30, 2019. The total tax expense for the six months ended June 30, 2020 was $113, compared to $401 for the six months ended June 30, 2019.

The primary items which decreased the Company’s effective tax rate for the three months and six months ended June 30, 2020 and June 30, 2019 from the U.S. federal statutory rate of 21% were valuation allowances recorded against the Company’s current period losses and earnings generated in Non-U.S. jurisdictions with preferential tax rates.

The Company has not recorded a liability for uncertain tax positions as of June 30, 2020. The Company remains subject to periodic audits and reviews by the taxing authorities, and NFE’s returns since its formation remain open for examination.

18.	Commitments and contingencies

The Company may be subject to certain legal proceedings, claims and disputes that arise in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations or cash flows.

19.	Earnings per share

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Numerator:
Net loss	$(166,519)	$(51,233)	$(226,574)	$(111,525)
Less: net loss attributable to non-controlling interests	29,094	45,047	80,851	91,782
Net loss attributable to Class A shares	$(137,425)	$(6,186)	$(145,723)	$(19,743)
Denominator:
Weighted-average shares-basic and diluted	57,341,215	22,114,002	41,771,849	18,154,939

Net loss per share - basic and diluted	$(2.40)	$(0.28)	$(3.49)	$(1.09)

In connection with the IPO, New Fortress Energy Holdings, the Company’s predecessor, effected a one-for-2.16 stock split of its issued and outstanding common shares, resulting in 147,058,824 common shares. Upon the reorganization, New Fortress Energy Holdings obtained the same number of Class B shares in NFE. In connection with the closing of the Exchange Transactions on June 10, 2020, all outstanding Class B shares were exchanged for Class A shares. The weighted average shares outstanding are significantly lower than the Class A shares outstanding on June 30, 2020 due to the timing of the Exchange Transactions.

The following table presents potentially dilutive securities excluded from the computation of diluted net loss per share for the periods presented because its effects would have been anti-dilutive.

	June 30, 2020	June 30, 2019
Unvested RSUs[1]	1,627,673	3,959,725
Class B shares[2]	-	147,058,824
Shannon Equity Agreement shares[3]	1,290,710	1,432,208
Total	2,918,383	152,450,757

1	Represents the number of instruments outstanding at the end of the period.
2	Class B shares at the end of the period are considered potentially dilutive Class A shares.
3	Class A shares that would be issued in relation to the Shannon LNG Equity Agreement.

20.	Share-based compensation

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

RSUs

The Company has granted RSUs to select officers, employees, non-employee members of the board of directors and select non-employees under the Incentive Plan. The fair value of RSUs on the grant date is estimated based on the closing price of the underlying shares on the grant date and other fair value adjustments to account for a post-vesting holding period. These fair value adjustments were estimated based on the Finnerty model.

The following table summarizes the RSU activity for the six months ended June 30, 2020:

	Restricted Share Units	Weighted-average grant date fair value per share
Non-vested RSUs as of December 31, 2019	3,137,415	$13.44
Granted	109,409	14.47
Vested and shares issued	(1,491,964)	13.46
Forfeited	(127,187)	13.51
Non-vested RSUs as of June 30, 2020	1,627,673	$13.49

The following table summarizes the share-based compensation expense for the Company’s RSUs recorded for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operations and maintenance	$253	$260	$490	$329
Selling, general and administrative	1,669	8,711	3,940	27,679
Total share-based compensation expense	$1,922	$8,971	$4,430	$28,008

For the three months ended June 30, 2020 and 2019, cumulative compensation expense recognized for forfeited RSU awards of $488 and $0, respectively, was reversed. For the six months ended June 30, 2020 and 2019, cumulative compensation expense recognized for forfeited RSU awards of $549 and $0, respectively, was reversed. The Company recognizes the income tax benefits resulting from vesting of RSUs in the period of vesting, to the extent the compensation expense has been recognized.

As of June 30, 2020, the Company had 1,627,673 non-vested RSUs subject to service conditions and had unrecognized compensation costs of approximately $13,515. The non-vested RSUs will vest over a period from ten months to three years following the grant date. The weighted-average remaining vesting period of non-vested RSUs totaled 1.75 years as of June 30, 2020.

Performance Share Units (“PSUs”)

During the first quarter of 2020, the Company granted 1,109,777 PSUs to certain employees and non-employees. The PSUs contain a performance condition, and vesting will be determined based on achievement of a performance metric for the year ended December 31, 2021. The number of shares that will vest can range from zero to 2,219,554. For the three and six months ended June 30, 2020, the Company determined that it was not probable that the performance condition required for any of the PSUs to vest would be achieved, and as such, no compensation expense has been recognized in the condensed consolidated statements of operations and comprehensive loss. Unrecognized compensation costs if the maximum amount of shares were to vest based on the achievement of the performance condition was $32,073, and the weighted-average remaining vesting period of non-vested PSUs totaled 1.50 years as of June 30, 2020.

21.	Related party transactions

Management services

The Company is majority owned by Messrs. Edens (our chief executive officer and chairman of our Board of Directors) and Nardone (one of our Directors) who are currently employed by Fortress Investment Group LLC (“Fortress”). In the ordinary course of business, Fortress, through affiliated entities, has historically charged the Company for administrative and general expenses incurred pursuant to its Management Services Agreement (“Management Agreement”). Upon completion of the IPO, the Management Agreement was terminated and replaced by an Administrative Services Agreement (“Administrative Agreement”) to charge the Company for similar administrative and general expenses. The charges under the Management Agreement and Administrative Agreement that are attributable to the Company totaled $1,914 and $1,742 for the three months ended June 30, 2020 and 2019, respectively, and $4,145 and $4,520 for the six months ended June 30, 2020 and 2019, respectively. Costs associated with the Management Agreement and Administrative Agreement are included within Selling, general and administrative in the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2020 and December 31, 2019, $3,465 and $5,083 were due to Fortress, respectively.

In addition to management and administrative services, an affiliate of Fortress owns and leases an aircraft chartered by the Company for business purposes in the course of operations. The Company incurred, at aircraft operator market rates, charter costs of $45 and $649 for the three months ended June 30, 2020 and 2019, respectively, and $1,284 and $1,625 for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020 and December 31, 2019, $1,974 and $4,286 was due to this affiliate, respectively.

Land and office lease

The Company has leased land and office space from Florida East Coast Industries, LLC (“FECI”), which is controlled by funds managed by an affiliate of Fortress. In April 2019, FECI sold the office building to a non-affiliate, and as such, the lease of the office space is no longer held with a related party. The Company recognized expense related to the land lease still held by a related party during the three and six months ended June 30, 2020 of $103 and $206, respectively, which was included within Operations and maintenance in the condensed consolidated statements of operations and comprehensive loss. The expense for the period that the land and building was owned by a related party during the three months ended June 30, 2019 totaled $112, of which $38 related to the office lease and ancillary services is included in Selling, general and administrative, and $74 related to the land lease is included within Operations and maintenance. The expense for the period that the land and building was owned by a related party during the six months ended June 30, 2019 totaled $758 of which $386 was capitalized to Construction in progress, $223 related to the office lease and ancillary services is included in Selling, general and administrative, and $149 related to the land lease is included within Operations and maintenance, respectively in the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2020 and December 31, 2019, there was no amount due to FECI.

DevTech Investment

In August 2018, the Company entered into a consulting arrangement with DevTech Environment Limited (“DevTech”) to provide business development services to increase the customer base of the Company. DevTech also contributed cash consideration in exchange for a 10% interest in a consolidated subsidiary. The 10% interest is reflected as non-controlling interest in the Company’s condensed consolidated financial statements. DevTech purchased 10% of a note payable due to an affiliate of the Company. As of June 30, 2020 and December 31, 2019, $715 and $815 was owed to DevTech on the note payable, respectively. The outstanding note payable due to DevTech is included in Other long-term liabilities on the condensed consolidated balance sheets as of June 30, 2020. The interest expense on the note payable due to DevTech was $19 and $24 for the three months ended June 30, 2020 and 2019, respectively, and $38 and $46 for the six months ended June 30, 2020 and 2019, respectively. No interest has been paid, and accrued interest has been recognized within Accrued expenses on the condensed consolidated balance sheets. As of June 30, 2020 and December 31, 2019, $343 and $443 was due from DevTech, respectively.

Fortress affiliated entities

Since 2017, the Company has provided certain administrative services to related parties including Fortress affiliated entities. As of June 30, 2020 and December 31, 2019, $1,117 and $1,134 were due from affiliates, respectively. There are no costs incurred by the Company as the Company is fully reimbursed for all costs incurred.

Additionally, an entity formerly affiliated with Fortress and currently owned by Messrs. Edens and Nardone provides certain administrative services to the Company, as well as providing office space under a month-to-month non-exclusive license agreement. The Company incurred rent and administrative expenses of approximately $0 and $607 for the three months ended June 30, 2020 and 2019, respectively, and $849 and $1,026 for the six months ended June 30, 2020 and 2019, respectively. No amounts were incurred in the three months ended June 30, 2020 due to credits received from this affiliate for previously performed services. As of June 30, 2020 and December 31, 2019, $1,147 and $883 were due to this entity, respectively.

Due to/from Affiliates

The table below summarizes the balances outstanding with affiliates at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Amounts due to affiliates	$6,586	$10,252
Amounts due from affiliates	1,460	1,577

22.	Subsequent events

On August 3, 2020, the Company announced the decision to complete the final step in simplifying the Company’s corporate structure by converting New Fortress Energy LLC from a Delaware limited liability company to a Delaware corporation named New Fortress Energy Inc. (the “Conversion”).  Since its IPO, NFE has been a corporation for U.S. tax purposes, so converting NFE from a limited liability company to a corporation has no effect on the U.S. tax treatment of the Company or its shareholders.  The Conversion is expected to become effective on August 7, 2020. The Conversion was approved by NFE’s board of directors, following receipt of special approval of the Conversion pursuant to NFE’s First Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”). Under Section 10.3(d) of our LLC Agreement, no vote of the members is required or will be sought for the Conversion.

Upon the Conversion, each Class A share, representing Class A limited liability company interests of the Company (“Class A Common Shares”), outstanding immediately prior to the Conversion will be converted into one issued and outstanding, fully paid and nonassessable share of Class A common stock, $0.01 par value per share, of the Corporation (“Class A Common Stock”). Class A Common Shares currently shown on the Company’s condensed consolidated statements of changes in stockholders’ equity will be reclassified to Class A Common Stock and Additional paid-in capital with no change to Total stockholders’ equity.

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

The following information should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report. Our financial statements have been prepared in accordance with GAAP. The unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2020 included herein, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature.

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

San Juan Facility

We are finalizing the development of the micro-fuel handling facility in the Port of San Juan, Puerto Rico (the “San Juan Facility”). The San Juan Facility is currently being developed near the San Juan Power Plant and will serve as our supply hub for the San Juan Power Plant and other industrial end-user customers in Puerto Rico. We began to deliver natural gas used for the commissioning of PREPA's power plant under the Fuel Sale and Purchase Agreement with PREPA in the second quarter of 2020, and we expect the San Juan Facility to be fully commissioned in the third quarter of 2020.

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

Other Development Projects

We are in the process of developing an LNG regasification terminal at the Port of Pichilingue in Baja California Sur, Mexico (the “La Paz Terminal”). Our La Paz Terminal is expected to supply approximately 455,000 gallons of LNG (37,565 MMBtu) per day, and we have received all necessary permits for onshore construction of the power plant.

In February 2020, we entered into a 25-year power purchase agreement with Nicaragua’s electricity distribution companies, and we expect to construct a new approximately 300 MW natural gas-fired power plant that will consume approximately 800,000 gallons of LNG (65,000 MMBtus) per day. In 2019, we signed a memorandum of understanding to develop a terminal in Angola to supply natural gas for power generation.

COVID-19 Pandemic

We are closely monitoring the impact of the novel coronavirus (“COVID-19”) pandemic on all aspects of our operations and development projects. We primarily operate under long-term contracts with customers, many of which contain fixed minimum volumes that must be purchased on a “take-or-pay” basis. We have continued to invoice our customers for these fixed minimum volumes even in cases when our customer’s consumption has decreased. We have not changed our payment terms with these customers, and there has not been deterioration in the timing or volume of collections.

Based on the essential nature of the services we provide to support power generation facilities, our development projects have not currently been significantly impacted by responses to the COVID-19 pandemic. We remain committed to prioritizing the health and well-being of our employees, customers, suppliers and other partners. We have implemented policies to screen employees, contractors, and vendors for COVID-19 symptoms upon entering our development projects, operations and office facilities. For the six months ended June 30, 2020, we have incurred approximately $500 for safety measures introduced into our operations and other responses to the COVID-19 pandemic.

We are actively monitoring the spread of the pandemic and the actions that governments and regulatory agencies are taking to fight the spread. We have not experienced significant disruptions in development projects and daily operations during the six months ended June 30, 2020 from the COVID-19 pandemic; however, there are important uncertainties including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures. We do not currently expect these factors to have a significant impact on our results of operations, liquidity or financial position, or our development budgets or timelines.

Conversion to a Corporation

On August 3, 2020, we announced our decision to complete the final step in simplifying our corporate structure by converting New Fortress Energy LLC from a Delaware limited liability company to a Delaware corporation named New Fortress Energy Inc.  Since its IPO, NFE has been a corporation for U.S. federal tax purposes, so converting NFE from a limited liability company to a corporation has no effect on the U.S. federal tax treatment of the Company or its shareholders.  We expect the Conversion to become effective at 12:01 a.m. Eastern Time on August 7, 2020 (such date and time at which the Conversion becomes effective, the “Effective Time”). The Conversion was approved by our board of directors, following receipt of special approval of the Conversion pursuant to our LLC Agreement. Under Section 10.3(d) of our LLC Agreement, no vote of the members is required or will be sought for the Conversion.

We believe that the Conversion will further improve our trading liquidity and, as a result, make us more attractive to investors. Following the Conversion, we also anticipate that our common stock will be eligible for inclusion in benchmark stock indices currently utilized by more than $8 trillion of industry assets, which amount we expect will increase over time. We also believe that, as a corporation, we will enhance our access to capital markets and our common stock will be more attractive as a currency in future strategic transactions. There can be no assurance that we can realize all or some of the anticipated benefits in a timely manner or at all.

Conversion Steps

On August 3, 2020, in order to implement the Conversion, we filed with the Secretary of State of the State of Delaware a Certificate of Conversion (the “Certificate of Conversion”) and a Certificate of Incorporation (the “Certificate of Incorporation”). As a result, at the Effective Time, the Company will convert to a corporation pursuant to a plan of conversion (the “Plan of Conversion”), and the Certificate of Incorporation and the By-Laws of the Corporation (the “By-Laws”) will become effective.  Following the Conversion, the Corporation will be named “New Fortress Energy Inc.”

On August 3, 2020, the Company notified the NASDAQ Global Select Market (“NASDAQ”) that the Certificate of Conversion had been filed with the Secretary of State of the State of Delaware. At the Effective Time, each Class A share, representing Class A limited liability company interests of the Company (“Class A Common Shares”), outstanding immediately prior to the Effective Time will be converted into one issued and outstanding, fully paid and nonassessable share of Class A common stock, $0.01 par value per share, of the Corporation (“Class A Common Stock”). The Company will request that, as of the open of trading on August 7, 2020, NASDAQ cease trading of the Class A Common Shares and commence trading of the Class A Common Stock on NASDAQ under the existing ticker symbol “NFE.” No action or approval by the current holders of Class A Common Shares is currently anticipated with respect to the Conversion and no new CUSIP numbers will be issued.

The shares of Class A Common Stock issued upon effectiveness of the Conversion will carry all rights with respect to the Class A Common Shares, including the right to receive any distribution declared but not yet paid on the Class A Common Shares prior to the Conversion.

Rights of Stockholders

The Certificate of Incorporation and By-Laws provide the Corporation’s stockholders following the Conversion with substantially the same rights and obligations that shareholders have pursuant to the LLC Agreement. Following the Conversion, except as otherwise expressly provided in the Certificate of Incorporation and By-Laws, the holders of Class A Common Stock will be entitled to vote on all matters on which stockholders of a corporation are generally entitled to vote on under the Delaware General Corporation Law, including the election of the board of directors of the Corporation. Holders of Class A Common Stock will be entitled to one vote per share of Class A Common Stock.

Directors and Executive Officers

The directors and executive officers of the Company immediately prior to the Effective Time will become the directors and executive officers of the Corporation at the Effective Time. In addition, the committees of the board, and the membership thereof, immediately prior to the Effective Time, will be replicated at the Corporation at the Effective Time.

The foregoing descriptions are qualified by reference to the forms of the Plan of Conversion, Certificate of Conversion, Certificate of Incorporation and the Bylaws, which are filed as Exhibits 99.1, 99.2, 99.3 and 99.4, respectively, to this Quarterly Report on Form 10-Q.

Other Matters

We received an order from the Federal Energy Regulatory Commission (“FERC”) on June 18, 2020, which asked us to explain why our San Juan Facility is not subject to FERC’s jurisdiction under section 3 of the Natural Gas Act.  While we do not believe that the San Juan Facility is jurisdictional, we provided our reply to FERC on July 20, 2020 and requested that FERC act expeditiously.  We do not know if or when FERC will respond to our reply, or the outcome of any such response.

Results of Operations – Three and Six Months Ended June 30, 2020 compared to Three and Six Months Ended June 30, 2019

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Revenues
Operating revenue	$76,177	$31,738	$44,439	$139,679	$57,876	$81,803
Other revenue	18,389	8,028	10,361	29,417	11,841	17,576
Total revenues	94,566	39,766	54,800	169,096	69,717	99,379
Operating expenses
Cost of sales	69,899	44,043	25,856	138,115	77,392	60,723
Operations and maintenance	9,500	5,403	4,097	17,983	9,902	8,081
Selling, general and administrative	31,846	32,169	(323)	60,216	81,918	(21,702)
Contract termination charges and loss on mitigation sales	123,906	-	123,906	124,114	-	124,114
Depreciation and amortization	7,620	2,110	5,510	12,874	3,801	9,073
Total operating expenses	242,771	83,725	159,046	353,302	173,013	180,289
Operating loss	(148,205)	(43,959)	(104,246)	(184,206)	(103,296)	(80,910)
Interest expense	17,198	6,199	10,999	31,088	9,483	21,605
Other expense (income), net	999	920	79	1,610	(1,655)	3,265
Loss on extinguishment of debt, net	-	-	-	9,557	-	9,557
Loss before taxes	(166,402)	(51,078)	(115,324)	(226,461)	(111,124)	(115,337)
Tax expense	117	155	(38)	113	401	(288)
Net loss	$(166,519)	$(51,233)	$(115,286)	$(226,574)	$(111,525)	$(115,049)

Revenues

Operating revenue from the sale of LNG, natural gas sales or outputs from our natural gas-fired power generation facilities increased $44,439 and $81,803 for the three and six months ended June 30, 2020, respectively. The increase was primarily driven by volumes sold from the Old Harbour Terminal, including volumes utilized in the CHP Plant which commenced commercial operations during March 2020.  For the three months ended June 30, 2020, we recognized $43,472 of revenue from volumes sold at the Old Harbour Terminal, including $22,931 from sales to the Old Harbour Power Plant and $20,541 from natural gas utilized in the CHP Plant. For the six months ended June 30, 2020, we recognized $79,249 of revenue from volumes sold at the Old Harbour Terminal, including $52,876 from sales to the Old Harbour Power Plant and $26,373 from natural gas utilized in the CHP Plant. For the three months ended June 30, 2020, the volume delivered to the Old Harbour Power Plant was 19.3 million gallons (1.6 TBtu) and the volume utilized in the CHP Plant was 24.0 million gallons (2.0 TBtu). For the six months ended June 30, 2020, the volume delivered to the Old Harbour Power Plant was 51.5 million gallons (4.3 TBtu) and the volume utilized in the CHP Plant was 33.8 million gallons (2.8 TBtu). We also began to deliver power and steam under our contracts with JPS and Jamalco during March 2020 adding $6,946 and $8,677 in revenue for the three and six months ended June 30, 2020, respectively.

In connection with the adoption of ASC 842, we no longer identified a lease of the Montego Bay Terminal in our gas sale agreement with our customer. Accordingly, interest income associated with the direct financing lease of the Montego Bay Terminal is no longer recognized within Other revenue, and all amounts recognized as revenue for activities at the Montego Bay Terminal were included in Operating revenue for the three and six months ended June 30, 2020, resulting in an increase of $3,986 and $7,886 to Operating revenue, respectively. The increase in Operating revenue was partially offset by decrease in sales at the Montego Bay Terminal of $2,105 and $2,707 for the three and six months ended June 30, 2020, respectively, primarily due to decrease in sales volumes delivered at the Bogue Power Plant. The delivered volume at the Montego Bay Terminal decreased by 6.7 million gallons (0.5 TBtu) from 29.8 million gallons (2.4 TBtu) during the three months ended June 30, 2019 to 23.1 million gallons (1.9 TBtu) during the three months ended June 30, 2020. The delivered volume at the Montego Bay Terminal decreased by 9.9 million gallons (0.7 TBtu) from 56.5 million gallons (4.6 TBtu) during the six months ended June 30, 2019 to 46.6 million gallons (3.9 TBtu) during the six months ended June 30, 2020.

Other revenue includes revenue for development services, which is recognized from the construction, installation and commissioning of equipment to transform customers’ facilities to operate utilizing natural gas or to allow customers to receive power or other outputs from our power generation facilities, and such services are included within certain long-term contracts to supply these customers with natural gas or outputs from our natural gas-fired facilities. Other revenue increased $10,361 and $17,576 for the three and six months ended June 30, 2020, respectively, and the increases were due to the following:

•
Recognition of $17,393 and $26,879 of development services revenue in Puerto Rico for the three and six months ended June 30, 2020, respectively, including conversion of the customer’s infrastructure within the San Juan Power Plant and gas used by our customer for testing and commissioning their assets. Development services revenue recognized in both the three and six months ended June 30, 2020 included $16,484 for the customer’s use of 19.3 million gallons (1.6 TBtu) of natural gas as part of commissioning their assets.

•
Lower revenue recognized for the infrastructure projects for customers of the CHP Plant. For the three and six months ended June 30, 2020, we recognized $102 and $687, respectively, for the completion of infrastructure projects for customers of the CHP Plant, as compared to $3,908 for the three and six months ended June 30, 2019.

•
Decrease in interest income associated with the direct financing lease of the Montego Bay Terminal, as all amounts recognized as revenue for activities at the Montego Bay Terminal were included in Operating revenue for the three months and six months ended June 30, 2020.

Cost of sales

Cost of sales includes the procurement of feedgas or LNG, as well as shipping and logistics costs to deliver LNG or natural gas to our terminals or power generation facilities or to our customers. Our LNG and natural gas supply are purchased from third parties or converted in our Miami Facility. Costs to convert natural gas to LNG, including labor, depreciation and other direct costs to operate our Miami Facility are also included in Cost of sales. For natural gas utilized by the CHP Plant, we bill our customer on a pass-through basis, and as such, NFE South Power Holdings, our consolidated subsidiary and owner of the CHP Plant, recognizes no margin on gas sales to our customer.

Cost of sales increased $25,856 and $60,723 for the three and six months ended June 30, 2020, respectively. The increase was primarily attributable to the increase in volumes delivered of 159% and 150% compared to the three and six months ended June 30, 2019, respectively, partially offset by the decrease in LNG cost. The weighted-average cost of LNG purchased from third parties for our Jamaican operations decreased from $0.83 per gallon ($10.08 per MMBtu) to $0.68 per gallon ($8.23 per MMBtu) for the three months ended June 30, 2020. The weighted-average cost of LNG purchased from third parties for our Jamaican operations decreased from $0.83 per gallon ($10.08 per MMBtu) to $0.67 per gallon ($8.16 per MMBtu) for the six months ended June 30, 2020. The weighted-average cost of our inventory balance for our Jamaican operations as of June 30, 2020 and December 31, 2019 was $0.66 per gallon ($7.94 per MMBtu) and $0.64 per gallon ($7.70 per MMBtu), respectively.

For the six months ended June 30, 2020, charter costs associated with our expanded fleet, including a full six months of charter costs of the Old Harbour Terminal in 2020, increased Cost of sales by $2,072 as compared with the six months ended June 30, 2019. For the three months ended June 30, 2020, we capitalized charter costs associated with vessels used in commission of the San Juan Facility, decreasing Cost of sales by $848 from the three months ended June 30, 2019.

The increase in Cost of sales was also attributable to costs associated with development services, which increased $7,669 and $17,017 for the three and six months ended June 30, 2020. The increase was due to the following:

•
Recognition of $11,107 and $19,923 of costs associated with development services in Puerto Rico for the three and six months ended June 30, 2020, respectively, including conversion of the customer’s infrastructure within the San Juan Power Plant and gas used by our customer for testing and commissioning their assets. The weighted-average cost of LNG purchased from third parties for our customer’s commissioning activities was $0.49 per gallon ($5.94 per MMBtu) for the three and six months ended June 30, 2020. The weighted-average cost of our inventory balance for our inventory balance for our Puerto Rico operations as of June 30, 2020 was $0.56 per gallon ($6.75 per MMBtu).

•
Decrease in costs associated the infrastructure projects for customers of the CHP Plant of $3,438 and $2,906 for the three and six months ended June 30, 2020. For the three and six months ended June 30, 2020, we recognized $114 and $646 of costs associated with the completion of infrastructure projects for customers of the CHP Plant. For the three and six months ended June 30, 2019, $3,552 of costs associated with the completion of infrastructure projects for customers of the CHP Plant were recognized.

Operations and maintenance

Operations and maintenance relates to costs of operating our Montego Bay Terminal, CHP Plant, Miami Facility and Old Harbour Terminal, exclusive of costs to convert that are reflected in Cost of sales. Operations and maintenance increased $4,097 and $8,081 for the three and six months ended June 30, 2020, respectively. The increase was primarily a result of higher costs associated with the operations of charter vessels of $457 and $3,375, associated with additional vessels deployed, as well as other increased operating costs, primarily logistics and payroll related expenses at our terminals and facilities in the three and six months ended June 30, 2020, respectively. We incurred operating costs for the CHP Plant for the period after commencement of commercial operations on March 3, 2020 of $1,424 and $1,768 in the three and six months ended June 30, 2020, respectively.

Selling, general and administrative

Selling, general and administrative includes compensation expenses for our corporate employees, employee travel costs, insurance, professional fees for our advisors. and costs associated with development activities for projects that are in initial stages and development is not yet probable.

Selling, general and administrative decreased $323 and $21,702 for the three and six months ended June 30, 2020, respectively. The decrease was primarily attributable to lower share-based compensation expense of $7,041 and $23,738 and professional fees of $1,126 and $8,970 recognized for the three and six months ended June 30, 2020, respectively. These decreases were partially offset by increases in development costs incurred for development projects that currently do not qualify for capitalization and higher payroll costs associated with increased headcount as compared to the same periods in the prior year.

Contract termination charges and loss on mitigation sales

Contract termination charges and loss on mitigation sales for the three and six months ended June 30, 2020 was $123,906 and $124,114, respectively. The pricing for LNG in the open market continues to be significantly lower than the pricing in our LNG supply agreement. In June 2020, we executed an agreement to terminate our obligation to purchase LNG from our supplier for the remainder of 2020 in exchange for a payment of $105,000, and we recognized this cancellation charge during the three months ended June 30, 2020. We terminated our obligation in the second quarter of 2020 to both take advantage of the low pricing in the open market and to align future deliveries of LNG with our expected needs. We intend to purchase LNG in the open market for the remainder of our needs in 2020 to significantly reduce our LNG supply cost.

We have experienced lower than expected consumption by our customers, primarily the result of unplanned maintenance at one of our customer’s facilities in Jamaica in May and June 2020. As a result, we were unable to utilize a firm cargo purchased under our LNG supply agreement, incurring a loss of $18,906 on the sale of this cargo that was recognized during the three months ended June 30, 2020.

We did not have such transactions during the same periods in the prior year.

Depreciation and amortization

Depreciation and amortization increased $5,510 and $9,073 for the three and six months ended June 30, 2020, respectively. The increase was primarily a result of an increase in depreciation of $1,212 and $3,106 for our Old Harbour Terminal that went into service in June 2019 during the three and six months ended June 30, 2020, respectively. Additionally, we recognized additional depreciation expense of $3,000 and $3,673 for the CHP Plant that went into service in March 2020 for the three and six months ended June 30, 2020, respectively. The increase was also due to additional depreciation of $1,246 and $2,325 recognized on our Montego Bay Terminal during the three and six months ended June 30, 2020, respectively. These assets were presented as direct financing leases prior to the adoption of ASC 842, and no depreciation for such assets was previously recorded.

Interest expense

Interest expense increased $10,999 and $21,605 for the three and six months ended June 30, 2020, respectively. These increases were a result of the additional principal balances outstanding during 2020 under the Credit Agreement, Senior Secured Bonds and Senior Unsecured Bonds (all defined below), as compared to the Term Loan Facility which was extinguished in January 2020. Interest expense incurred under the Credit Agreement, net of capitalized interest, was $13,399 and $24,331, and interest expense incurred on the Secured Bonds and Senior Unsecured Bonds, net of capitalized interest, was $3,814 and $5,601 in the three and six months ended June 30, 2020, respectively.

Other expense (income), net

Other expense (income), net increased $79 and $3,265 for the three and six months ended June 30, 2020, respectively. The increase in expense for the three months ended June 30, 2020 was primarily due to a decrease in interest income and the change in fair value of the derivative liability and equity agreement associated with our acquisition of Shannon LNG in November 2018, partially offset by unrealized gain on investment in equity securities. For the six months ended June 30, 2020, the increase in expense was primarily as a result of the unrealized loss on our investment in equity securities, the changes in fair value of the derivative liability and equity agreement interest and the decrease in interest income.

Loss on extinguishment of debt

Loss on extinguishment of debt for the three and six months ended June 30, 2020 was $0 and $9,557, respectively, as a result of the extinguishment of the Term Loan Facility (as defined below).

Tax expense

Tax expense for the three and six months ended June 30, 2020 was $117 and $113, respectively, compared to tax expense of $155 and $401 for the three and six months ended June 30, 2019, respectively. We continue to have valuation allowances in many of our foreign jurisdictions and tax expense for earnings generated in foreign jurisdictions has been limited.

Factors Impacting Comparability of Our Financial Results

Our historical results of operations and cash flows are not indicative of results of operations and cash flows to be expected in the future, principally for the following reasons:

•
Our historical financial results do not include significant projects that are near completion. Our results of operations for the first half of 2020 include our Montego Bay Terminal, Miami Facility, sales from our Old Harbour Terminal to JPC, and certain industrial end-users. The CHP Plant commenced commercial operations during March 2020, and our results now include revenue and results operations from sales of gas, power and steam from the CHP Plant. We also expect that the San Juan Facility will become fully operational beginning in third quarter of 2020. Our current results also do not include revenue and operating results from other projects under development including the La Paz Terminal, the LNG regasification terminal and power plant in Puerto Sandino, Nicaragua (the “Puerto Sandino Terminal”), the LNG terminal in Angola (the “Angola Terminal”), and the LNG terminal on the Shannon Estuary near Ballylongford, Ireland (the “Ireland Terminal”).

•
Our historical financial results do not reflect changes to our current long term LNG supply agreement as well a new LNG supply agreement that will lower the cost of our LNG supply through 2030. We currently purchase the majority of our supply of LNG from third parties. For the three and six months ended June 30, 2020, we sourced 96% of our LNG volumes from third parties. Our cost of sales for the three and six months ended June 30, 2020, reflected an average cost of LNG purchased from third parties for use in our Jamaican operations of $0.68 per gallon ($8.23 per MMBtu) and $0.67 per gallon ($8.16 per MMBtu), respectively, predominately purchased under a long term LNG supply agreement entered into in December 2018. During 2019, the market price for LNG declined significantly, and we have executed an LNG supply agreement to purchase 27.5 TBtus annually beginning in 2022 at prices that are expected to be significantly lower than our current inventory balance. In June 2020, we entered into an agreement to terminate our obligation to purchase LNG from our supplier for the remainder of 2020 in exchange for a payment of $105,000. We intend to purchase all volumes needed for our operations in the remainder of 2020 on the open market, significantly reducing our LNG supply costs.

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

We have assumed total expenditures for all completed and existing projects to be approximately $855 million, with approximately $724 million having already been spent through June 30, 2020. This estimate represents the expenditures necessary to complete the San Juan Facility and the La Paz Terminal, as well as expected expenditures to serve new industrial end-users. We expect to be able to fund all such committed projects with a combination of cash on hand, as well as the proceeds from the Credit Agreement, Senior Secured Bonds, and Senior Unsecured Bonds. Through June 30, 2020, we have spent approximately $155 million to develop the Pennsylvania Facility. Approximately $20 million of construction and development costs have been expensed as we have not issued a final notice to proceed to our engineering, procurement, and construction contractors. Cost for land, as well as engineering and equipment that could be deployed to other facilities and associated financing costs of approximately $135 million, has been capitalized.

In the third quarter of 2020, we will pay the cancellation fee of $105,000 in connection with the agreement executed in June 2020 with our LNG supplier to terminate the supply of LNG for the remainder of 2020. Payment of this fee will be funded by cash on hand.

Cash Flows

The following table summarizes the changes to our cash flows for the six months ended June 30:

	Six Months Ended June 30,
(in thousands)	2020	2019	Change
Cash flows from:
Operating activities	$(80,323)	$(92,068)	$11,745
Investing activities	(95,344)	(231,877)	136,533
Financing activities	306,025	481,110	(175,085)
Net increase in cash, cash equivalents, and restricted cash	$130,358	$157,165	$(26,807)

Cash (used in) operating activities

Our cash flow used in operating activities was $80,323 for the six months ended June 30, 2020, which decreased by $11,745 from $92,068 for the six months ended June 30, 2020. Our net loss when adjusted for non-cash items was $10,112 lower than the net loss adjusted for non-cash items for the six months ended June 30, 2019, reflecting lower cash used as a result of our operations for the six months ended June 30, 2020.

Cash (used in) investing activities

Our cash flow used in investing activities was $95,344 for the six months ended June 30, 2020, which decreased by $136,533 from $231,877 for the six months ended June 30, 2019. Cash outflows for investing activities during the six months ended June 30, 2020 were primarily used to complete the CHP Plant and the San Juan Facility, as well as construction of the La Paz Terminal.

Cash used in investing activities during the six months ended June 30, 2019 included significant capital expenditures for development of our Old Harbour Terminal and Pennsylvania Facility, as well as payments for significant outstanding amounts to our suppliers that were accrued as of December 31, 2018. We did not have these activities during the six months ended June 30, 2020, resulting in a decrease in cash outflows for investing activities.

Cash provided by financing activities

Our cash flow provided by financing activities was $306,025 for the six months ended June 30, 2020, which decreased by $175,085 from $481,110 for the six months ended June 30, 2019. Cash provided by financing activities during the six months ended June 30, 2020 was due to borrowings under the Credit Agreement of $800,000, partially offset by an original issue discount of $20,000 and transaction costs and other fees to obtain the Credit Agreement of $13,600. A portion of these proceeds was used to fund the repayment of the Term Loan Facility of $506,402. Additionally, the remaining proceeds from the Senior Secured Bonds of $52,144 were received during the first quarter of 2020.

Cash flow provided by financing activities during the six months ended June 30, 2019 were primarily consisted IPO proceeds of $274,948 and additional borrowing under the Term Loan Facility of $220,000. These cash inflows were partially offset by payment of offering costs for our IPO and principal payments on debt.

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

In connection with obtaining the Credit Agreement and the extinguishment of the Term Loan Facility, the Company incurred $36,313 in origination, structuring, and other fees which were recognized as a reduction of the principal balance of the Credit Agreement on the condensed consolidated balance sheets. As of June 30, 2020, the remaining unamortized deferred financing costs were $26,105.

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

The Company paid approximately $3,892 of fees in connection with the issuance of Senior Secured Bonds and Senior Unsecured Bonds. These fees were capitalized on a pro-rata basis as a reduction of the Senior Secured Bonds and Senior Unsecured Bonds on the consolidated balance sheets. The total unamortized deferred financing costs as of June 30, 2020 was $3,657.

Off Balance Sheet Arrangements

As of June 30, 2020, we had no off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

Contractual Obligations

We are committed to make cash payments in the future pursuant to certain of our contracts. The following table summarizes certain contractual obligations in place as of June 30, 2020:

(in thousands)	Total	Less than 1 year[1]	Years 2 to 3	Year 4 to 5	More than 5 years
Long-term debt obligations	$1,399,922	$39,600	$189,125	$854,334	$316,863
Purchase obligations	1,452,703	3,654	380,656	303,121	765,272
Operating Lease obligations	116,338	14,737	53,705	14,116	33,780
Total	$2,968,963	$57,991	$623,486	$1,171,571	$1,115,915

[1] Includes contractual obligations from July 1, 2020 through December 31, 2020

Long-Term debt obligations

For information on our long-term debt obligations, see “—Liquidity and Capital Resources—Long-Term Debt.” The amounts included in the table above are based on the total debt balance, scheduled maturities, and interest rates in effect as of June 30, 2020.

Purchase obligations

The Company is party to long term supply agreements. These contracts are principally take-or-pay contracts, which require the purchase of minimum quantities of LNG and natural gas, and these commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements.

In December 2018, the Company entered into a contract with Centrica LNG Company Limited for the purchase of 29 firm cargoes of 1.1 billion gallons of LNG (86.7 million MMBtu) scheduled for delivery between June 2019 and December 2021. Payment for each cargo is due in advance of each shipment. In June 2020, we executed an agreement to terminate our obligation to purchase LNG from Centrica for the remainder of 2020 in exchange for a payment of $105 million. As a result, we will now be able to purchase LNG in the open market at prices that are significantly lower than the price previously agreed to with Centrica. As of June 30, 2020, the Company is committed to purchase 12 remaining cargoes in 2021.

On February 7, 2020, the Company entered into a long-term supply agreement with an established international gas supplier for the purchase of 27.5 TBtu per year of LNG at a price indexed to Henry Hub from January 2022 to January 2030.

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

Operating Lease obligations

Future fixed lease payments under non-cancellable operating leases, inclusive of fixed lease payments for renewal periods the Company is reasonably certain that renewal options will be exercised, are noted in the above table. The Company’s lease obligations are primarily related to LNG vessel time charters, marine port leases, office space and a land lease.

The Company currently has four vessels under time charter leases with non-cancellable terms ranging from two to seven years. The lease commitments in the table above include only the lease component of these arrangements due over the non-cancellable term and does not include any operating services.

We have leases for port space and a land site for the development of our facilities. Terms for leases of port space range from 20 to 25 years. The land site lease is held with an affiliate of the Company and has a remaining term of approximately five years with an automatic renewal term of five years for up to an additional 20 years.

Office space includes a space shared with affiliated companies in New York with a month to month lease and an office space in downtown Miami with a lease term of 84 months.

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

Revenue recognition

Our contracts with customers may contain one or several performance obligations usually consisting of the sale of LNG, natural gas, and beginning in the first quarter of 2020, power and steam which are outputs from our natural gas-fueled infrastructure. The transaction price for each of these contracts is structured using similar inputs and factors regardless of the output delivered to the customer. The customers consume the benefit of the natural gas, power, and steam when they are delivered by the Company to the customer’s power generation facilities or interconnection facility. Natural gas, power, and steam qualify as a series with revenue being recognized over time using an output method, based on the quantity of natural gas, power, or steam that the customer has consumed. LNG is typically delivered in containers transported by truck to customer sites. Revenue from sales of LNG delivered by truck is recognized at the point in time at which physical possession and the risks and rewards of ownership transfer to the customer, either when the containers are shipped or delivered to the customers’ storage facilities, depending on the terms of the contract. Because the nature, timing, and uncertainty of revenue and cash flows are substantially the same for LNG, natural gas, power and steam, we have presented Operating revenue on an aggregated basis.

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

In addition to the revenue recognized from the leasing components of agreements with customers, Other revenue includes development services revenue recognized from the construction, installation and commissioning of equipment to transform customers’ facilities to operate utilizing natural gas or to allow customers to receive power or other outputs from our natural gas-fired power generation facilities. Revenue from these development services is recognized over time as we transfer control of the asset to the customer or based on the quantity of natural gas consumed as part of commissioning the customer’s facilities. If the customer is not able to obtain control over the asset under development until such services are completed, revenue is recognized when the services are completed and the customer has control of the infrastructure. Such agreements may also include a significant financing component, and we recognize revenue for the interest income component over the term of the financing as Other revenue.

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

Our business model requires investments in infrastructure often concurrently with our customers’ investments in power generation or other assets to utilize LNG. Our costs to transport and store LNG are based upon our customers’ contractual commitments once their assets are fully operational. We expect revenue under these contracts to exceed construction and operational costs, based on the expected term and revenue of these contracts. Additionally, our infrastructure assets are strategically located to provide critical inputs to our committed customers’ operations and our locations allow us to expand to additional opportunities within existing markets.

We have considered that the market price of LNG can vary widely, including recent decreases throughout 2019 and the first half of 2020. Due to the decline in LNG prices, we executed a long term LNG supply agreement to purchase 27.5 TBtus annually beginning in 2022 at prices that are expected to be significantly lower than inventory purchased under our contract with our current supplier. Further, we will take advantage of the current market pricing for LNG to supply our operations for the remainder of 2020, resulting in an overall lower average cost of LNG. Our long-term, take-or pay contracts to deliver natural gas or LNG to our customers also limit our exposure to fluctuations in natural gas and LNG as our pricing is based on the Henry Hub index plus a contractual spread. Based on the long-term nature of our contracts and the market value of the underlying assets, we do not believe that changes in the price of LNG indicate that a recoverability assessment of our assets is necessary. Further, we plan to utilize our own liquefaction facilities to manufacture our own LNG at attractive prices, secure LNG to supply our expanding operations and reduce our exposure to future LNG price variations in the long term.

We have also considered the impacts of the ongoing COVID-19 pandemic, including the restrictions that governments may put in place and the resulting direct and indirect economic impacts, on our current operations and expected development budgets and timelines. We primarily operate under long-term contracts with customers, many of which contain fixed minimum volumes that must be purchased on a “take-or-pay” basis, even in cases when our customer’s consumption has decreased. We have not changed our payment terms with these customers, and there has not been any deterioration in the timing or volume of collections.

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

The COVID-19 pandemic has also significantly impacted energy markets, and the price of oil has traded at historic low prices in 2020. Future expansion of our business is dependent upon LNG being a competitive source of energy and available at a lower cost than the cost to deliver other alternative energy sources, such as diesel or other distillate fuels. We do not believe that oil prices will remain at their historic low levels as evidenced by recent recovery, and we believe that LNG and natural gas will remain a competitive fuel source for customers.

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

Interest Rate Risk

Debt that we incurred under the Credit Agreement bears interest based on a LIBOR rate plus a fixed margin and exposes us to interest rate risk. As of June 30, 2020, the impact on interest expense of a 1% increase or decrease in the interest rate of the Credit Agreement would be approximately $8,000 per year.

The Senior Secured Bonds and Senior Unsecured Bonds were issued with a fixed rate of interest, and as such, a change in interest rates would impact the fair value of the Senior Secured Bonds and Senior Unsecured Bonds but such a change would have no impact on our results of operations or cash flows. A 100-basis point increase or decrease in the market interest rate would decrease or increase the fair value of our fixed rate debt by between $12.5 million and $14.0 million. The sensitivity analysis presented is based on certain simplifying assumptions, including instantaneous change in interest rate and parallel shifts in the yield curve.

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

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2020 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

While we plan our projects carefully and attempt to complete them according to timelines and budgets that we believe are feasible, we have experienced time delays and cost overruns in some projects that we have developed previously and may experience similar issues with future projects given the inherent complexity and unpredictability of developing infrastructure projects. For example, we previously expected to commence operations of our San Juan Facility and the converted Units 5 and 6 of the Combined Cycle San Juan Power Plant in San Juan, Puerto Rico in the third quarter of 2019. However, due to construction complexity, the earthquakes which occurred near Puerto Rico in January 2020, and third party delays which impacted each project, we began supplying natural gas to allow our customer to commission Units 5 and 6 in the second quarter of 2020 in connection with our development services. We expect our San Juan Facility to be fully commissioned in the third quarter of 2020. Delays in the development beyond our estimated timelines, or amendments or change orders to the construction contracts we have entered into and will enter into in the future, could increase the cost of completion beyond the amounts that we estimate. Increased costs could require us to obtain additional sources of financing to continue development on our estimated development timeline or to fund our operations during such development. Any delay in completion of a facility could cause a delay in the receipt of revenues estimated therefrom or cause a loss of one or more customers in the event of significant delays. As a result of any one of these factors, any significant development delay, whatever the cause, could have a material adverse effect on our business, operating results, cash flows and liquidity.

Our ability to implement our business strategy may be materially and adversely affected by many known and unknown factors.

Our business strategy relies upon our future ability to successfully market natural gas to end-users, develop and maintain cost-effective logistics in our supply chain and construct, develop and operate energy-related infrastructure in the U.S., Jamaica, Mexico, Puerto Rico, Ireland, Angola, Nicaragua and other countries where we do not currently operate. Our strategy assumes that we will be able to expand our operations into other countries, including countries in the Caribbean, enter into long-term GSAs and/or PPAs with end-users, acquire and transport LNG at attractive prices, develop infrastructure, including the Pennsylvania Facility, as well as other future projects, into efficient and profitable operations in a timely and cost-effective way, obtain approvals from all relevant federal, state and local authorities, as needed, for the construction and operation of these projects and other relevant approvals and obtain long-term capital appreciation and liquidity with respect to such investments. We cannot assure you if or when we will enter into contracts for the sale of LNG and/or natural gas, the price at which we will be able to sell such LNG and/or natural gas or our costs for such LNG and/or natural gas. Thus, there can be no assurance that we will achieve our target pricing, costs or margins. Our strategy may also be affected by future governmental laws and regulations. Our strategy also assumes that we will be able to enter into strategic relationships with energy end-users, power utilities, LNG providers, shipping companies, infrastructure developers, financing counterparties and other partners. These assumptions are subject to significant economic, competitive, regulatory and operational uncertainties, contingencies and risks, many of which are beyond our control. Additionally, in furtherance of our business strategy, we may acquire operating businesses or other assets in the future. Any such acquisitions would be subject to significant risks and contingencies, including the risk of integration, and we may not be able to realize the benefits of any such acquisitions.

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

We believe we will have sufficient liquidity, cash flow from operations and access to additional capital sources to fund our capital expenditures and working capital needs for the next 12 months. In the future, we expect to incur additional indebtedness to assist us in developing our operations and we are considering alternative financing options, including in specific markets, or the opportunistic sale of one of our non-core assets. See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report for more information on our Credit Agreement, Senior Secured Bonds and Senior Unsecured Bonds. If we are unable to obtain additional funding, approvals or amendments to our existing financings, or if additional funding is only available on terms that we determine are not acceptable to us, we may be unable to fully execute our business plan and our business, financial condition or results of operations may be materially adversely affected. Additionally, we may need to adjust the timing of our planned capital expenditures and facilities development depending on the requirements of our existing financing and availability of such additional funding. Our ability to raise additional capital will depend on financial, economic and market conditions, which have increased in volatility and at times have been negatively impacted due to the COVID-19 pandemic, our progress in executing our business strategy and other factors, many of which are beyond our control. We cannot assure you that such additional funding will be available on acceptable terms, or at all. To the extent that we raise additional equity capital by issuing additional securities at any point in the future, our then-existing shareholders may experience dilution. Debt financing, if available, may subject us to restrictive covenants that could limit our flexibility in conducting future business activities and could result in us expending significant resources to service our obligations. If we are unable to comply with our existing covenants or any additional covenants and service our debt, we may lose control of our business and be forced to reduce or delay planned investments or capital expenditures, sell assets, restructure our operations or submit to foreclosure proceedings, all of which could result in a material adverse effect upon our business.

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

We have a limited operating history and did not commence revenue-generating activities until 2016, and did not achieve profitability as of June 30, 2020. We will need to make a significant initial investment to complete construction and begin operations of each of our Terminals, power plants and Liquefaction Facilities, and we will need to make significant additional investments to develop, improve and operate them, as well as all related infrastructure. We also expect to make significant expenditures and investments in identifying, acquiring and/or developing other future projects. We also expect to incur significant expenses in connection with the launch and growth of our business, including costs for LNG purchases, rail and truck transportation, shipping and logistics and personnel. We will need to raise significant additional debt capital to achieve our goals.

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

Adverse trends or developments affecting any of these factors, including the timing of the impact of these factors in relation to our purchases and sales of natural gas and LNG – in particular prior to our Pennsylvania Facility becoming operational - could result in increases in the prices we have to pay for natural gas or LNG, which could materially and adversely affect the performance of our customers, and could have a material adverse effect on our business, contracts, financial condition, operating results, cash flows, liquidity and prospects. The COVID-19 pandemic and certain actions by OPEC related to the supply of oil in the market have caused significant volatility and disruption in the price of oil which may negatively impact our potential customers’ willingness or ability to enter into new contracts for the purchase of natural gas. Additionally, in situations where our supply chain has capacity constraints and as a result we are unable to receive all volumes under our long term LNG supply agreements, our supplier may sell volumes of LNG in a mitigation sale to third parties. In these cases, the factors above may impact the price and amount we receive under mitigation sales and we may incur losses that would have an adverse impact on our financial condition, results of operations and cash flows. For example, among other reasons and because spot market LNG prices in the second quarter of 2020 were significantly lower than the price at which we had previously contracted to purchase LNG, we terminated our contractual obligation to purchase LNG for the remainder of 2020 in order to purchase LNG at lower prices on the spot market during that period in exchange for a one-time payment of $105 million. There can be no assurance we will achieve our target cost or pricing goals. In particular, because we have not currently procured fixed-price, long-term LNG supply to meet all future customer demand, increases in LNG prices and/or shortages of LNG supply could adversely affect our profitability. Additionally, we intend to rely on long-term, largely fixed-price contracts for the feedgas that we need in order to manufacture and sell our LNG. Our actual costs and any profit realized on the sale of our LNG may vary from the estimated amounts on which our contracts for feedgas were originally based. There is inherent risk in the estimation process, including significant changes in the demand for and price of LNG as a result of the factors listed above, many of which are outside of our control.

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

The agreements governing our indebtedness, including, but not limited to, the Credit Agreement, entered into on January 10, 2020, contain covenants that place restrictions on us and our subsidiaries. The terms governing the Credit Agreement restrict among other things, our and certain of our subsidiaries’ ability to:

•	merge, consolidate or transfer all, or substantially all, of our assets;

•	incur additional debt or issue preferred shares;

•	make certain investments or acquisitions;

•	create liens on our or our subsidiaries’ assets;

•	sell assets;

•	pay dividends or otherwise make distributions on or repurchase our shares;

•	enter into transactions with affiliates; and

•	create dividend restrictions and other payment restrictions that affect our subsidiaries.

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

We rely on ocean-going LNG tankers and freight carriers (for ISO containers) for the movement of LNG. Consequently, our ability to provide services to our customers could be adversely impacted by shifts in tanker market dynamics, shortages in available cargo capacity, changes in policies and practices such as scheduling, pricing, routes of service and frequency of service, or increases in the cost of fuel, taxes and labor, and other factors not within our control. The construction and delivery of LNG tankers require significant capital and long construction lead times, and the availability of the tankers could be delayed to the detriment of our LNG business and our customers because of:

•	an inadequate number of shipyards constructing LNG tankers and a backlog of orders at these shipyards;

•	political or economic disturbances in the countries where the tankers are being constructed;

•	changes in governmental regulations or maritime self-regulatory organizations;

•	work stoppages or other labor disturbances at the shipyards, including as a result of the COVID-19 pandemic;

•	bankruptcy or other financial crisis of shipbuilders;

•	quality or engineering problems;

•	weather interference or a catastrophic event, such as a major earthquake, tsunami or fire; or

•	shortages of or delays in the receipt of necessary construction materials.

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

The design, construction and operation of energy-related infrastructure, including our existing and proposed facilities, the import and export of LNG and the transportation of natural gas, are highly regulated activities at the federal, state and local levels. Approvals of the DOE under Section 3 of the NGA, as well as several other material governmental and regulatory permits, approvals and authorizations, including under the CAA and the CWA and their state analogues, may be required in order to construct and operate an LNG facility and export LNG. Permits, approvals and authorizations obtained from the DOE and other federal and state regulatory agencies also contain ongoing conditions, and additional requirements may be imposed. Certain federal permitting processes may trigger the requirements of the National Environmental Policy Act (“NEPA”), which requires federal agencies to evaluate major agency actions that have the potential to significantly impact the environment. Compliance with NEPA may extend the time and/or increase the costs for obtaining necessary governmental approvals associated with our operations and create independent risk of legal challenges to the adequacy of the NEPA analysis, which could result in delays that may adversely affect our business, contracts, financial condition, operating results, cash flow, liquidity and profitability. In January 2020, the White House Council on Environmental Quality issued a proposed revision to NEPA regulations; however, the final form or impacts of any such revisions are uncertain at this time and any such regulations are likely to be challenged in court. On June 18, 2020, we received an order from the Federal Energy Regulatory Commission (“FERC”), which asked us to explain why our San Juan Facility is not subject to FERC’s jurisdiction under section 3 of the Natural Gas Act.  While we do not believe that the San Juan Facility is jurisdictional, we provided our reply to FERC on July 20, 2020 and requested that FERC act expeditiously.  We do not know if or when FERC will respond to our reply, or the outcome of any such response. Although FERC has civil penalty authority and the authority to authorize the siting, construction, and operation of jurisdictional LNG facilities, we do not know, nor has FERC indicated, what remedy FERC may require if FERC determines that our San Juan Facility is subject to FERC’s Section 3 jurisdiction. In addition, we may be subject to additional requirements in Jamaica, Mexico, Ireland, Nicaragua, Angola or other jurisdictions, including with respect to land use approvals needed to construct and operate our facilities.

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

We currently have interests and operations in Jamaica and the United States and currently intend to expand into additional markets in the Caribbean (including Puerto Rico), Mexico, Ireland, Angola, Nicaragua and other geographies, and such interests are subject to governmental regulation in each market. The governments in these markets differ widely with respect to structure, constitution and stability and some countries lack mature legal and regulatory systems. To the extent that our operations depend on governmental approval and regulatory decisions, the operations may be adversely affected by changes in the political structure or government representatives in each of the markets in which we operate. Recent political, security and economic changes have resulted in political and regulatory uncertainty in certain countries in which we operate or may pursue operations. Some of these markets have experienced political, security and economic instability in the recent past and may experience instability in the future. In 2019, public demonstrations in Puerto Rico led to the governor’s resignation and the political change interrupted the bidding process for the privatization of PREPA’s transmission and distribution systems. While our operations have not, to date, been impacted by the demonstrations or changes in Puerto Rico’s administration, any substantial disruption in our ability to perform our obligations under the Fuel Sale and Purchase Agreement with PREPA could have a material adverse effect on our financial condition, results of operations and cash flows. Furthermore, we cannot predict how our relationship with PREPA could change given PREPA’s award for its transmission and distribution system. . PREPA may seek to find alternative power sources or purchase substantially less natural gas from us than what we currently expect to sell to PREPA.

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

Affiliates of the Consenting Entities (as defined below) hold a majority of the voting power of our shares. As a result, we are a controlled company within the meaning of NASDAQ corporate governance standards. Under NASDAQ rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a controlled company and may elect not to comply with certain NASDAQ corporate governance requirements, including the requirements that:

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

A small number of our original investors  have the ability to direct the voting of a majority of our shares, and their interests may conflict with those of our other shareholders.

As of July 30, 2020, affiliates of the Consenting Entities own an aggregate of approximately 100,035,675 Class A shares, representing 59.3% of our voting power. As of July 30, 2020, Wesley R. Edens and Randal A. Nardone directly or indirectly own 72,627,775 Class A shares and 26,196,526 Class A shares, respectively, representing 43.0% and 15.5% of the voting power of the Class A shares, respectively. The beneficial ownership of greater than 50% of our voting shares means affiliates of the Consenting Entities are able to control matters requiring shareholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our Class A shares will be able to affect the way we are managed or the direction of our business. The interests of the affiliates of the Consenting Entities with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other shareholders.

Given this concentrated ownership, the affiliates of the Consenting Entities would have to approve any potential acquisition of us. The existence of a significant shareholder may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of our company. Moreover, the concentration of share ownership with affiliates of the Consenting Entities may adversely affect the trading price of our Class A shares to the extent investors perceive a disadvantage in owning shares of a company with a significant shareholder.

Furthermore, in connection with the IPO, we entered into a shareholders’ agreement (the “Shareholders’ Agreement”) with New Fortress Energy Holdings and its affiliates, and in connection with the Exchange Transactions, New Fortress Energy Holdings assigned, pursuant to the terms of the Shareholders’ Agreement, to certain entities controlled by Wesley R. Edens and Randal A. Nardone (the “Consenting Entities”), New Fortress Energy Holdings’ right to designate a certain number of individuals to be nominated for election to our board of directors so long as its assignees collectively beneficially own at least 5% of the outstanding Class A shares. The Shareholders’ Agreement provides that the parties to the Shareholders’ Agreement (including certain former members of New Fortress Energy Holdings) shall vote their shares in favor of such nominees. In addition, our LLC Agreement provides, and following our conversion to a corporation, our Certificate of Incorporation will provide, the Consenting Entities the right to approve certain material transactions so long as the Consenting Entities and their affiliates collectively, directly or indirectly, own at least 30% of the outstanding Class A shares and Class B shares.

Our LLC Agreement, and following our Conversion to a corporation, our Certificate of Incorporation and By-Laws, as well as Delaware law, contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our Class A shares and could deprive our investors of the opportunity to receive a premium for their shares.

Our operating agreement, and following our Conversion to a corporation, our Certificate of Incorporation and By-Laws, authorize our board of directors to issue preferred shares without shareholder approval in one or more series, designate the number of shares constituting any series, and fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. If our board of directors elects to issue preferred shares, it could be more difficult for a third party to acquire us. In addition, some provisions of our LLC Agreement, and following our conversion to a corporation, our Certificate of Incorporation and By-Laws, could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our shareholders. These provisions include:

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

•
permitting special meetings of our shareholders to be called only by (i) the chairman of  our board of directors, (ii) a majority of our board of directors, or (iii) a committee of our board of directors that has been duly designated by the board of directors and whose powers include the authority to call such meetings;

•	prohibiting cumulative voting in the election of directors;

•	establishing advance notice provisions for shareholder proposals and nominations for elections to the board of directors to be acted upon at meetings of the shareholders; and

•	providing that the board of directors is expressly authorized to adopt, or to alter or repeal our certain provisions of our organizational documents to the extent permitted by law.

Additionally, following our Conversion to a corporation, our Certificate of Incorporation provides that we have opted out of Section 203 of the Delaware General Corporation Law (the “DGCL”). However, our Certificate of Incorporation includes a similar provision, which, subject to certain exceptions, prohibits us from engaging in a business combination with an “interested stockholder,” unless the business combination is approved in a prescribed manner. Subject to certain exceptions, an “interested stockholder” means any person who, together with that person’s affiliates and associates, owns 15% or more of our outstanding voting stock or an affiliate or associate of ours who owned 15% or more of our outstanding voting stock at any time within the previous three years, but shall not include any person who acquired such stock from the Consenting Entities or NFE SMRS Holdings LLC (except in the context of a public offering) or any person whose ownership of shares in excess of 15% of our outstanding voting stock is the result of any action taken solely by us. Our Certificate of Incorporation provides that the Consenting Entities and NFE SMRS Holdings LLC and any of their respective direct or indirect transferees, and any group as to which such persons are a party, do not constitute “interested stockholders” for purposes of this provision.

Our LLC Agreement, and following our Conversion to a corporation, our Certificate of Incorporation and By-Laws, designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our LLC Agreement, and following our Conversion to a corporation, our Certificate of Incorporation and By-Laws, provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is, to the fullest extent permitted by applicable law, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our shareholders, (iii) any action asserting a claim against us or any of our directors, officers or employees arising pursuant to any provision of our organizational documents, the Delaware Limited Liability Company Act or the DGCL, as applicable, or (iv) any action asserting a claim against us or any of our directors, officers or employees that is governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Any person or entity purchasing or otherwise acquiring any interest in our shares will be deemed to have notice of, and consented to, the provisions described in the preceding sentence. This choice of forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that it considers more likely to be favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our organizational documents inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition, results of operations or prospects.

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

Our LLC Agreement, and following our Conversion to a corporation, our Certificate of Incorporation and By-Laws, authorize us to issue, without the approval of our shareholders, one or more classes or series of preferred shares having such designations, preferences, limitations and relative rights, including preferences over our Class A shares respecting dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred shares could adversely impact the voting power or value of our Class A shares. For example, we might grant holders of preferred shares the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred shares could affect the residual value of the Class A shares.

The market price of our Class A shares could be adversely affected by sales of substantial amounts of our Class A shares in the public or private markets or the perception in the public markets that these sales may occur.

As of July 30, 2020, 100,035,675 Class A shares representing 59.3% of our voting power are held by affiliates of the Consenting Entities. Sales by the affiliates of the Consenting Entities or other holders of a substantial number of our Class A shares in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our Class A shares or could impair our ability to obtain capital through an offering of equity securities. In addition, we have agreed to provide registration rights to affiliates of the Consenting Entities and certain other former members of New Fortress Energy Holdings.

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

The Jumpstart Our Business Startups Act, or “JOBS Act,” contains provisions that, among other things, relax certain reporting requirements for “emerging growth companies,” including certain requirements relating to auditing standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, unlike other public companies, we will not be required to, among other things, (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, (ii) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (iii) provide certain disclosures regarding executive compensation required of larger public companies, or (iv) hold nonbinding advisory votes on executive compensation. We currently intend to take advantage of the exemptions described above. We have also elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result, our financial statements may not be comparable to companies that comply with public company effective dates, and our shareholders and potential investors may have difficulty in analyzing our operating results if comparing us to such companies. We will remain an emerging growth company for up to five years, although we will lose that status sooner if we have more than $1.07 billion of revenues in a fiscal year, have more than $700.0 million in market value of our Class A shares held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period.

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

As a public company with shares listed on NASDAQ, we are and will be subject to an extensive body of regulations that did not apply to us previously, including certain provisions of the Sarbanes-Oxley Act, the Dodd-Frank Act, regulations of the SEC and NASDAQ requirements. Compliance with these rules and regulations increase our legal, accounting, compliance and other expenses that we did not incur prior to the IPO and has made some activities more time-consuming and costly. For example, as a result of becoming a public company, we added independent directors and created additional board committees. We entered into an administrative services agreement with FIG LLC, an affiliate of Fortress (which currently employs Messrs. Edens, our chief executive officer and chairman of our Board of Directors, and Nardone, one of our Directors), in connection with the IPO, pursuant to which FIG LLC provides us with certain back-office services and charges us for selling, general and administrative expenses incurred to provide these services. FIG LLC will also continue to provide compliance services for the foreseeable future and any transition will take place over time. In addition, we may incur additional costs associated with our public company reporting requirements and maintaining directors’ and officers’ liability insurance. Because of the limitations in coverage for directors, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. It is possible that our actual incremental costs of being a publicly traded company will be higher than we currently estimate, and the incremental costs may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

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

NFE is a holding company and has no material assets other than its equity interest in NFI. NFE has no independent means of generating revenue. To the extent NFI has available cash and subject to the terms of NFI’s credit agreements and any other debt instruments, we will cause NFI to make distributions to NFE, in an amount sufficient to allow NFE to pay its taxes, and to NFE in an amount at least sufficient to reimburse NFE for its corporate and other overhead expenses. To the extent that NFE needs funds and NFI or its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of their financing arrangements or are otherwise unable to provide such funds, NFE’s liquidity and financial condition could be adversely affected. Following the Exchange Transactions, the only members of NFI are NFE and NFE Sub LLC (a wholly-owned subsidiary of NFE).

We may fail to realize the anticipated benefits of the Exchange Transactions and the Conversion or those benefits may take longer to realize than expected or may not offset the costs of the Exchange Transactions and the Conversion, which could have an adverse impact on the trading price of our Class A shares.

We expect the Exchange Transactions will confer several significant benefits to us.  Most notably, we expect that the Exchange Transactions will significantly reduce our future tax distribution obligations to the members of NFI, which will enable us to instead invest those funds to develop projects that we expect will increase our returns for all shareholders, enhance our liquidity, improve our credit profile and potentially lower our cost of capital.

We believe that the Conversion will, among other things, improve trading liquidity, expand our global investor base and drive greater value for all of our shareholders over time. However, the level of investor interest in our Class A shares may not meet our expectations. For example, benchmark stock indices may change their eligibility requirements in a manner that is adverse to us or otherwise determine not to include our Class A shares. Moreover, even if we succeed in having our shares included in key stock indices, this may not result in the increased demand for our stock that we anticipate.

We may fail to realize the anticipated benefits of the Exchange Transactions and the Conversion or those benefits may take longer to realize than we expect. Moreover, there can be no assurance that the anticipated benefits of the Exchange Transactions and the Conversion will offset their costs. Our failure to achieve the anticipated benefits of the Exchange Transactions and the Conversion at all or in a timely manner, or a failure of any benefits realized to offset its costs, could have an adverse impact on the trading price of our Class A shares.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

 None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

The Exchange Transaction

On June 10, 2020, the Company completed the Exchange Transactions and issued 144,342,572 Class A shares in exchange for an equal number of NFI Units, together with an equal number of Class B shares of NFE. Following the completion of the Exchange Transactions, the Company owns all of the NFI Units directly or indirectly and no Class B shares remain outstanding. As of June 30, 2020, NFE has 168,587,346 Class A shares outstanding.

Prior to the Exchange Transactions, the Company recognized the Exchanging Members’ economic interest in NFI as non-controlling interest in the Company’s condensed consolidated financial statements. Results of operations for the period prior to the date of the Exchange Transactions, June 10, 2020, was attributed to non-controlling interest based on the Exchanging Members’ interest in NFI; subsequent to the Exchange Transactions, results of operations, excluding results attributable to other investors in non-wholly owned subsidiaries, were recognized as net income or loss attributable to stockholders. Amounts that were attributable to these Exchanging Members' prior interest in NFI previously shown as non-controlling interest on the Company’s consolidated balance sheets have been reclassified to Class A shares.

Upon completion of the Exchange Transactions, the Company reclassified $206,587 from non-controlling interest to Class A shares. If the Exchange Transactions had been completed on February 4, 2019, the date of the Company’s initial public offering, $166.7 million and $77.4 million that was presented within net loss attributable to non-controlling interest in the Company’s consolidated statement of operations for the year ended December 31, 2019 and six months ended June 30, 2020, respectively, would have been presented as net loss attributable to stockholders. Net loss per share (basic and diluted) would have been $(1.29) and $(1.31) for the year ended December 31, 2019 and the six months ended June 30, 2020, respectively. The Company’s financial information described above has been prepared on a pro forma basis and does not purport to be indicative of the Company’s results of operations or financial position had the exchange transactions occurred on the dates assumed and does not project the Company’s results of operations or financial position for any future period or date.

Conversion to a Corporation

On August 3, 2020, we announced our decision to complete the final step in simplifying our corporate structure by converting New Fortress Energy LLC from a Delaware limited liability company to a Delaware corporation named New Fortress Energy Inc.  Since its IPO, NFE has been a corporation for U.S. federal tax purposes, so converting NFE from a limited liability company to a corporation has no effect on the U.S. federal tax treatment of the Company or its shareholders.  We expect the Conversion to become effective at 12:01 a.m. Eastern Time on August 7, 2020 (such date and time at which the Conversion becomes effective, the "Effective Time"). The Conversion was approved by our board of directors, following receipt of special approval of the Conversion pursuant to our LLC Agreement. Under Section 10.3(d) of our LLC Agreement, no vote of the members is required or will be sought for the Conversion.

We believe that the Conversion will further improve our trading liquidity and, as a result, make us more attractive to investors. Following the Conversion, we also anticipate that our common stock will be eligible for inclusion in benchmark stock indices currently utilized by more than $8 trillion of industry assets, which amount we expect will increase over time. We also believe that, as a corporation, we will enhance our access to capital markets and our common stock will be more attractive as a currency in future strategic transactions. There can be no assurance that we can realize all or some of the anticipated benefits in a timely manner or at all.

Conversion Steps

On August 3, 2020, in order to implement the Conversion, we filed with the Secretary of State of the State of Delaware a Certificate of Conversion (the "Certificate of Conversion") and a Certificate of Incorporation (the "Certificate of Incorporation"). As a result, at the Effective Time, the Company will convert to a corporation pursuant to a plan of conversion (the "Plan of Conversion"), and the Certificate of Incorporation and the By-Laws of the Corporation (the "By-Laws") will become effective.  Following the Conversion, the Corporation will be named “New Fortress Energy Inc.”

On August 3, 2020, the Company notified NASDAQ Global Select Market ("NASDAQ") that the Certificate of Conversion had been filed with the Secretary of State of the State of Delaware. At the Effective Time, each Class A common share representing Class A limited liability company interests of the Company ("Class A Common Shares"), outstanding immediately prior to the Effective Time will be converted into one issued and outstanding, fully paid and nonassessable share of Class A common stock, $0.01 par value per share, of the Corporation ("Class A Common Stock"). The Company will request that, as of the open of trading on August 7, 2020, NASDAQ cease trading of the Class A Common Shares and commence trading of the Class A Common Stock on NASDAQ under the existing ticker symbol “NFE.” No action or approval by the current holders of Class A Common Shares is currently anticipated with respect to the Conversion and no new CUSIP numbers will be issued.

The shares of Class A Common Stock issued upon effectiveness of the Conversion will carry all rights with respect to the Class A Common Shares, including the right to receive any distributions declared but not yet paid on the Class A Common Shares prior to the Conversion.

Rights of Stockholders

The Certificate of Incorporation and By-Laws provide the Corporation’s stockholders following the Conversion with substantially the same rights and obligations that shareholders have pursuant to the LLC Agreement. Following the Conversion, except as otherwise expressly provided in the Certificate of Incorporation and By-Laws, the holders of Class A Common Stock will be entitled to vote on all matters on which stockholders of a corporation are generally entitled to vote on under the Delaware General Corporation Law, including the election of the board of directors of the Corporation. Holders of Class A Common Stock will be entitled to one vote per share of Class A Common Stock.

Directors and Executive Officers

The directors and executive officers of the Company immediately prior to the Effective Time will become the directors and executive officers of the Corporation at the Effective Time. In addition, the committees of the board, and the membership thereof, immediately prior to the Effective Time, will be replicated at the Corporation at the Effective Time.

The foregoing descriptions are qualified by reference to the forms of the Plan of Conversion, Certificate of Conversion, Certificate of Incorporation and the Bylaws, which are filed as Exhibits 99.1, 99.2, 99.3 and 99.4, respectively, to this Quarterly Report on Form 10-Q.

Item 6.	Exhibits.

Exhibit Number	Description
3.1
Certificate of Formation of New Fortress Energy LLC (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-228339), filed with the SEC on November 9, 2018)

3.2
Certificate of Amendment to Certificate of Formation of New Fortress Energy LLC (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-228339), filed with the SEC on November 9, 2018)

3.3
First Amended and Restated Limited Liability Company Agreement of New Fortress Energy LLC, dated February 4, 2019 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019)

10.1
Mutual Agreement, dated June 3, 2020, by and among New Fortress Energy LLC, Fortress Equity Partners GP, LLC, WRE 2012 Trust LLC, FEP HoldCo LLC, Wesley R Edens, Randal A Nardone, NFE SMRS Holdings LLC and NFE Sub LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on June 9, 2020)

10.2
Amended and Restated Limited Liability Company Agreement of New Fortress Intermediate LLC, dated February 4, 2019 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019)

10.3†
New Fortress Energy LLC 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-229507), filed with the SEC on February 4, 2019)

10.4†
Form of Director Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-228339), filed with the SEC on December 24, 2018)

10.5†
Form of Employee Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001- 38790), filed with the Commission on May 15, 2019)

10.6
Shareholders’ Agreement, dated February 4, 2019, by and among New Fortress Energy LLC, New Fortress Energy Holdings LLC, Wesley R. Edens and Randal A. Nardone (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019)

10.7
Administrative Services Agreement, dated February 4, 2019, by and between New Fortress Intermediate LLC and FIG LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019)

10.8†	Indemnification Agreement (Edens) (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019)
10.9†	Indemnification Agreement (Guinta) (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019)
10.10†	Indemnification Agreement (Catterall) (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019)
10.11†	Indemnification Agreement (Grain) (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019)
10.12†	Indemnification Agreement (Griffin) (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019)
10.13†	Indemnification Agreement (Mack) (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019)
10.14†	Indemnification Agreement (Nardone) (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019)
10.15†	Indemnification Agreement (Wanner) (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019)
10.16†	Indemnification Agreement (Wilkinson) (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019)

10.17
Amendment Agreement dated as February 11, 2019 to Credit Agreement, dated as of August 15, 2018 and as amended and restated as of December 31, 2018, among New Fortress Intermediate LLC, NFE Atlantic Holdings LLC, the subsidiary guarantors from time to time party thereto, lenders parties thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 26, 2019)

10.18
Second Amendment Agreement, dated as of March 13, 2019 to the Credit Agreement, dated as of August 15, 2018 and as amended and restated as of December 31, 2018, and as amended as of February 11, 2019, among New Fortress Intermediate LLC, NFE Atlantic Holdings LLC, the subsidiary guarantors from time to time party thereto, lenders parties thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 26, 2019)

10.19
Engineering, Procurement and Construction Agreement for the Marcellus LNG Production Facility I, dated January 8, 2019, by and between Bradford County Real Estate Partners LLC and Black & Veatch Construction, Inc. (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-228339), filed with the SEC on January 25, 2019)

10.20†
Indemnification Agreement, dated as of March 17, 2019, by and between New Fortress Energy LLC and Yunyoung Shin (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 26, 2019)

10.21
Letter Agreement, dated as of December 3, 2019, by and between NFE Management LLC and Yunyoung Shin. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 5, 2020)

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2**	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
99.1*	Plan of Conversion
99.2*	Certificate of Conversion to a Corporation of New Fortress Energy LLC.
99.3*	Certificate of Incorporation of New Fortress Energy Inc.
99.4*	By-Laws of New Fortress Energy Inc.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* Filed as an exhibit to this Quarterly Report
** Furnished as an exhibit to this Quarterly Report
† Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW FORTRESS ENERGY LLC
Date: August 3, 2020
	By:	/s/ Wesley R. Edens
	Name:	Wesley R. Edens
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 3, 2020
	By:	/s/ Christopher S. Guinta
	Name:	Christopher S. Guinta
	Title:	Chief Financial Officer
(Principal Financial Officer)

Date: August 3, 2020
	By:	/s/ Yunyoung Shin
	Name:	Yunyoung Shin
	Title:	Chief Accounting Officer
(Principal Accounting Officer)