Form 10-Q
period 2020-09-30
New Fortress Energy Inc.
filed 2020-10-29
CIK 1749723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to__________

Commission File Number: 001-38790

New Fortress Energy Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	83-1482060
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 W. 19th Street, 8th Floor New York, New York	10011
(Address of principal executive offices)	(Zip Code)

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock	“NFE”	NASDAQ Global Select Market

As of October 26, 2020, the registrant had 168,738,423 Class A common stock outstanding.

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

ii

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements regarding, among other things, our plans, strategies, prospects and projections, both business and financial. All statements contained in this Quarterly Report other than historical information are forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance or our projected business results. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “targets,” “potential” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	our limited operating history;
•	loss of one or more of our customers;
•	inability to procure LNG on a fixed-price basis, or otherwise to manage LNG price risks, including hedging arrangements;
•	the completion of construction on our LNG facilities, power plants or Liquefaction Facilities (as defined herein) and the terms of our construction contracts for the completion of these assets;
•
cost overruns and delays in the completion of one or more of our LNG facilities, power plants or Liquefaction Facilities, as well as difficulties in obtaining sufficient financing to pay for such costs and delays;

•	our ability to obtain additional financing to effect our strategy;
•	failure to produce or purchase sufficient amounts of LNG or natural gas at favorable prices to meet customer demand;
•	hurricanes or other natural or manmade disasters;
•	impacts of the novel coronavirus (“COVID-19”) pandemic on our or our customers’ demand or customers’ or suppliers’ operations and financial status;
•	failure to obtain and maintain approvals and permits from governmental and regulatory agencies;
•	operational, regulatory, environmental, political, legal and economic risks pertaining to the construction and operation of our facilities;
•	inability to contract with suppliers and tankers to facilitate the delivery of LNG on their chartered LNG tankers;
•	cyclical or other changes in the demand for and price of LNG and natural gas and alternative fuels, including oil-based fuels;
•	failure of natural gas to be a competitive source of energy in the markets in which we operate and seek to operate;
•	competition from third parties in our business;
•	inability to re-finance our indebtedness outstanding from time to time or implement our financing plans;
•	changes to environmental and similar laws and governmental regulations that are adverse to our operations;
•	inability to enter into favorable agreements and obtain necessary regulatory approvals;
•	the tax treatment of us or of an investment in any of our securities;
•	a major health and safety incident relating to our business;
•	increased labor costs, and the unavailability of skilled workers or our failure to attract and retain qualified personnel;
•	risks related to the jurisdictions in which we do, or seek to do, business, particularly Florida, Puerto Rico, Jamaica, Mexico, Nicaragua and other jurisdictions in the Caribbean;
•	our inability to achieve the anticipated benefits of converting from a limited liability company to a corporation; and
•	other risks described in the “Risk Factors” section of this Quarterly Report.

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

iii

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

New Fortress Energy Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2020 and December 31, 2019
(Unaudited, in thousands of U.S. dollars, except share amounts)

	September 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$112,723	$27,098
Restricted cash	25,714	30,966
Receivables, net of allowances of $183 and $0, respectively	93,000	49,890
Inventory	19,399	63,432
Prepaid expenses and other current assets, net	29,689	39,734
Total current assets	280,525	211,120

Restricted cash	15,000	34,971
Construction in progress	206,110	466,587
Property, plant and equipment, net	622,475	192,222
Right-of-use assets	140,143	-
Intangible assets, net	44,381	43,540
Finance leases, net	4,872	91,174
Investment in equity securities	164	2,540
Deferred tax assets, net	2,532	34
Other non-current assets, net	83,611	81,626
Total assets	$1,399,813	$1,123,814

Liabilities
Current liabilities
Accounts payable	$92,774	$11,593
Accrued liabilities	52,606	54,943
Current lease liabilities	36,380	-
Due to affiliates	9,219	10,252
Other current liabilities	31,272	25,475
Total current liabilities	222,251	102,263

Long-term debt	980,183	619,057
Non-current lease liabilities	83,843	-
Deferred tax liabilities, net	182	241
Other long-term liabilities	14,617	14,929
Total liabilities	1,301,076	736,490

Commitments and contingences (Note 18)

Stockholders’ equity
Class A common stock, $0.01 par value, 750.0 million shares authorized, 169.3 million issued and 168.7 million outstanding as of September 30, 2020	1,687	-
Treasury stock, 0.6 million shares as of September 30, 2020, at cost; 0 shares at December 31, 2019, at cost	(6,411)	-
Class A shares, 0 shares issued and outstanding as of September 30, 2020; 23.6 million shares issued and outstanding as of December 31, 2019	-	130,658
Class B shares, 0 shares issued and outstanding as of September 30, 2020; 144.3 million shares, issued and outstanding as of December 31, 2019	-	-
Additional paid-in capital	325,053
Accumulated deficit	(229,673)	(45,823)
Accumulated other comprehensive income (loss)	85	(30)
Total stockholders' equity attributable to NFE	90,741	84,805
Non-controlling interest	7,996	302,519
Total stockholders' equity	98,737	387,324
Total liabilities and stockholders' equity	$1,399,813	$1,123,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three and nine months ended September 30, 2020 and 2019
(Unaudited, in thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Operating revenue	$83,863	$35,345	$223,542	$93,221
Other revenue	52,995	14,311	82,412	26,152
Total revenues	136,858	49,656	305,954	119,373

Operating expenses
Cost of sales	71,665	45,832	209,780	123,224
Operations and maintenance	13,802	8,707	31,785	18,609
Selling, general and administrative	30,849	40,913	91,301	122,831
Contract termination charges and loss on mitigation sales	-	-	124,114	-
Depreciation and amortization	9,489	1,930	22,363	5,731
Total operating expenses	125,805	97,382	479,343	270,395
Operating income (loss)	11,053	(47,726)	(173,389)	(151,022)
Interest expense	19,813	4,974	50,901	14,457
Other expense, net	2,569	1,788	4,179	133
Loss on extinguishment of debt, net	23,505	-	33,062	-
Loss before taxes	(34,834)	(54,488)	(261,531)	(165,612)
Tax expense (benefit)	1,836	(64)	1,949	337
Net loss	(36,670)	(54,424)	(263,480)	(165,949)
Net loss attributable to non-controlling interest	312	47,701	81,163	139,483
Net loss attributable to stockholders	$(36,358)	$(6,723)	$(182,317)	$(26,466)

Net loss per share – basic and diluted	$(0.21)	$(0.30)	$(2.14)	$(1.34)

Weighted average number of shares outstanding – basic and diluted	170,074,532	22,692,104	85,009,385	19,689,568

Other comprehensive loss:
Net loss	$(36,670)	$(54,424)	$(263,480)	$(165,949)
Unrealized (gain) loss on currency translation adjustment	(971)	143	(1,122)	143
Comprehensive loss	(35,699)	(54,567)	(262,358)	(166,092)
Comprehensive (income) loss attributable to non-controlling interest	(926)	47,825	80,156	139,607
Comprehensive loss attributable to stockholders	$(36,625)	$(6,742)	$(182,202)	$(26,485)

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three and nine months ended September 30, 2020 and 2019
(Unaudited, in thousands of U.S. dollars, except share amounts)

	Class A shares		Class B shares		Class A common stock			Treasury shares
	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Shares	Amount	Accumulated deficit	Accumulated other comprehensive (loss) income	Non- controlling interest	Total stockholders' equity
Balance as of December 31, 2019	23,607,096	$130,658	144,342,572	$-	-	$-	$-	-	$-	$(45,823)	$(30)	$302,519	$387,324
Cumulative effect of accounting changes	-	-	-	-	-	-	-	-	-	(1,533)	-	(7,780)	(9,313)
Net loss	-	-	-	-	-	-	-	-	-	(8,466)	-	(51,757)	(60,223)
Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	(53)	(316)	(369)
Share-based compensation expense	-	2,508	-	-	-	-	-	-	-	-	-	-	2,508
Issuance of shares for vested RSUs	1,212,907	-	-	-	-	-	-	-	-	-	-	-	-
Shares withheld from employees related to share-based compensation, at cost	-	-	-	-	-	-	-	(583,508)	(6,132)	-	-	-	(6,132)
Balance as of March 31, 2020	24,820,003	$133,166	144,342,572	$-	-	$-	$-	(583,508)	$(6,132)	$(55,822)	$(83)	$242,666	$313,795
Net loss	-	-	-	-	-	-	-	-	-	(137,493)	-	(29,094)	(166,587)
Other comprehensive income	-	-	-	-	-	-	-	-	-	-	435	85	520
Share-based compensation expense	-	1,922	-	-	-	-	-	-	-	-	-	-	1,922
Issuance of shares for vested RSUs	11,529	-	-	-	-	-	-	-	-	-	-	-	-
Shares withheld from employees related to share-based compensation, at cost	-	-	-	-	-	-	-	(3,250)	(40)	-	-	-	(40)
Exchange of NFI units	144,342,572	206,587	(144,342,572)	-	-	-	-	-	-	-	-	(206,587)	-
Balance as of June 30, 2020	169,174,104	$341,675	-	$-	-	$-	$-	(586,758)	$(6,172)	$(193,315)	$352	$7,070	$149,610
Conversion from LLC to Corporation	(169,174,104)	(341,675)	-	-	169,174,104	1,687	339,988	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	(36,358)	-	(312)	(36,670)
Other comprehensive income (loss)	-	-	-	-	-	-	-	-	-	-	(267)	1,238	971
Share-based compensation expense	-	-	-	-	-	-	2,071	-	-	-	-	-	2,071
Issuance of shares for vested RSUs	-	-	-	-	157,148	-	-	-	-	-	-	-	-
Shares withheld from employees related to share-based compensation, at cost	-	-	-	-	-	-	-	(6,071)	(239)	-	-	-	(239)
Dividends	-	-	-	-	-	-	(17,006)	-	-	-	-	-	(17,006)
Balance as of September 30, 2020	-	$-	-	$-	169,331,252	$1,687	$325,053	(592,829)	$(6,411)	$(229,673)	$85	$7,996	$98,737

	Members' Capital		Class A shares		Class B shares
	Units	Amounts	Shares	Amount	Shares	Amount	Accumulated deficit	Accumulated other comprehensive (loss) income	Non-controlling Interest	Total stockholders' equity
Balance as of December 31, 2018	67,983,095	$426,741	-	$-	-	$-	$(158,423)	$(11)	$14,340	$282,647
Activity prior to the IPO and related organizational transactions:
Net loss	-	-	-	-	-	-	(7,923)	11	(91)	(8,003)
Effects of the IPO and related organizational transactions:
Issuance of Class A shares in the IPO, net of underwriting discount and offering costs	-	-	20,837,272	32,136	-	-	-	-	235,874	268,010
Effects of the reorganization transactions	(67,983,095)	(426,741)	-	51,092	147,058,824	-	146,420	-	229,229	-
Activity subsequent to the IPO and related organizational transactions:
Net loss	-	-	-	-	-	-	(5,645)	-	(46,644)	(52,289)
Share-based compensation expense	-	-	-	19,037	-	-	-	-	-	19,037
Balance as of March 31, 2019	-	$-	20,837,272	$102,265	147,058,824	$-	$(25,571)	$-	$432,708	$509,402
Net loss	-	-	-	-	-	-	(6,186)	-	(45,047)	(51,233)
Share-based compensation expense	-	-	-	8,971	-	-	-	-	-	8,971
Balance as of June 30, 2019	-	$-	20,837,272	$111,236	147,058,824	$-	$(31,757)	$-	$387,661	$467,140
Net loss	-	-	-	-	-	-	(6,723)	-	(47,701)	(54,424)
Other comprehensive loss	-	-	-	-	-	-	-	(19)	(124)	(143)
Share-based compensation expense	-	-	-	7,825	-	-	-	-	-	7,825
Exchange of NFI units	-	-	2,001,449	4,699	(2,001,449)	-	-	-	(4,699)	-
Issuance of shares for vested RSUs	-	-	53,572	-	-	-	-	-	-	-
Balance as of September 30, 2019	-	$-	22,892,293	$123,760	145,057,375	$-	$(38,480)	$(19)	$335,137	$420,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy Inc.
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2020 and 2019
(Unaudited, in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(263,480)	$(165,949)
Adjustments for:
Amortization of deferred financing costs	9,949	4,150
Depreciation and amortization	23,025	6,197
Non-cash contract termination charges and loss on mitigation sales	71,510	-
Loss on extinguishment of debt and financing expenses	37,090	-
Deferred taxes	388	318
Change in value of Investment in equity securities	2,376	2,127
Share-based compensation	6,501	35,833
Other	1,895	(209)
(Increase) in receivables	(43,307)	(8,403)
Decrease (Increase) in inventories	26,691	(12,666)
(Increase) in other assets	(16,526)	(44,985)
Decrease in right-of-use assets	31,910	-
Increase in accounts payable/accrued liabilities	23,982	8,807
(Decrease) Increase in amounts due to affiliates	(1,033)	3,375
(Decrease) in lease liabilities	(30,930)	-
Increase in other liabilities	4,249	16,644
Net cash used in operating activities	(115,710)	(154,761)

Cash flows from investing activities
Capital expenditures	(115,841)	(295,635)
Principal payments received on finance lease, net	137	600
Net cash used in investing activities	(115,704)	(295,035)

Cash flows from financing activities
Proceeds from borrowings of debt	1,832,144	337,000
Payment of deferred financing costs	(27,099)	(8,259)
Repayment of debt	(1,490,002)	(3,750)
Proceeds from IPO	-	274,948
Payments related to tax withholdings for share-based compensation	(6,356)	-
Payment of dividends	(16,871)	-
Payment of offering costs	-	(6,938)
Net cash provided by financing activities	291,816	593,001

Net increase in cash, cash equivalents and restricted cash	60,402	143,205
Cash, cash equivalents and restricted cash – beginning of period	93,035	100,853
Cash, cash equivalents and restricted cash – end of period	$153,437	$244,058

Supplemental disclosure of non-cash investing and financing activities:
Changes in accounts payable and accrued liabilities associated with construction in progress and property, plant and equipment additions	$(4,682)	$(51,586)

The accompanying notes are an integral part of these condensed consolidated financial statements.

1.	Organization

New Fortress Energy Inc. (“NFE,” together with its subsidiaries, the “Company”) is a Delaware corporation formed by New Fortress Energy Holdings LLC (“New Fortress Energy Holdings”). The Company is a global integrated gas-to-power infrastructure company that seeks to use natural gas to satisfy the world’s large and growing power needs and is engaged in providing energy and logistical services to end-users worldwide seeking to convert their operating assets from diesel or heavy fuel oil to LNG. The Company currently sources LNG from a combination of its own liquefaction facility in Miami, Florida and purchases on the open market. The Company has liquefaction, regasification and power generation operations in the United States and Jamaica.

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

NFE is a holding company whose sole material asset is a controlling equity interest in NFI. As the sole managing member of NFI, NFE operates and controls all of the business and affairs of NFI, and through NFI and its subsidiaries, conducts the Company’s historical business. The contribution of the assets of New Fortress Energy Holdings and net proceeds from the IPO to NFI was treated as a reorganization of entities under common control. As a result, NFE presented the condensed consolidated balance sheets and statements of operations and comprehensive loss of New Fortress Energy Holdings for all periods prior to the IPO.

On June 3, 2020, the Company entered into a mutual agreement (the “Mutual Agreement”) with the members holding the majority voting interest in New Fortress Energy Holdings (“Exchanging Members”) and NFE Sub LLC, a wholly-owned subsidiary of the Company.  Pursuant to the Mutual Agreement, the Exchanging Members agreed to deliver a block redemption notice in accordance with the Amended and Restated Limited Liability Company Agreement of NFI (the “NFI LLCA”) with respect to all of the NFI LLC Units, together with an equal number of Class B shares of the Company, that such Exchanging Members indirectly own as members of New Fortress Energy Holdings.  Pursuant to the Mutual Agreement, the Company agreed to exercise the Call Right (as defined in the NFI LLCA), pursuant to which the Company would acquire such NFI LLC Units and such Class B shares in exchange for Class A shares of the Company (the “Exchange Transactions”). The Exchange Transactions were completed on June 10, 2020. In connection with the closing of the Exchange Transactions, the Company issued 144,342,572 Class A shares in exchange for an equal number of NFI LLC Units, together with an equal number of Class B shares of the Company. Following the completion of the Exchange Transactions, the Company owns all of the NFI LLC Units directly or indirectly and no Class B shares remain outstanding.

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

On August 7, 2020, the Company converted New Fortress Energy LLC (“NFE LLC”) from a Delaware limited liability company to a Delaware corporation named New Fortress Energy Inc. (“the Conversion”). Since the IPO, NFE LLC has been a corporation for U.S. federal tax purposes, and converting NFE LLC from a limited liability company to a corporation has no effect on the U.S. federal tax treatment of the Company or its shareholders. Upon the Conversion, each Class A share, representing Class A limited liability company interests of NFE LLC (“Class A shares”), outstanding immediately prior to the Conversion were converted into one issued and outstanding, fully paid and nonassessable share of Class A common stock, $0.01 par value per share, of the Company (“Class A common stock”). Class A shares shown on the Company’s condensed consolidated statements of changes in stockholders’ equity were reclassified to Class A common stock and Additional paid-in capital with no change to Total stockholders’ equity. As of September 30, 2020, NFE had 168,738,423 Class A common stock outstanding.

(b)	Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include relative fair value allocations between revenue and lease components of contracts with customers, determination of current expected credit losses, total consideration and fair value of identifiable net assets related to acquisitions and the fair value of equity awards granted to both employees and non-employees. Management evaluates its estimates and related assumptions regularly. Changes in facts and circumstances or additional information may result in revised estimates, and actual results may differ from these estimates.

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

The leases of certain facilities and equipment to customers are accounted for as finance or operating leases. The current and non-current portion of finance leases are recorded within Prepaid expenses and other current assets and Finance leases, net on the condensed consolidated balance sheets, respectively. For finance leases accounted for as sales-type leases, the profit from the sale of equipment is recognized upon lease commencement in Other revenue in the condensed consolidated statements of operations and comprehensive loss. The lease payments for finance leases are segregated into principal and interest components similar to a loan. Interest income is recognized on an effective interest method over the lease term and included in Other revenue in the condensed consolidated statements of operations and comprehensive loss. The principal component of the lease payment is reflected as a reduction to the net investment in the lease. For the Company’s operating leases, the amount allocated to the leasing component is recognized over the lease term as Other revenue in the condensed consolidated statements of operations and comprehensive loss.

In addition to the revenue recognized from the leasing components of agreements with customers, Other revenue includes revenue recognized from the construction, installation and commissioning of equipment, inclusive of natural gas delivered for the commissioning process, to transform customers’ facilities to operate utilizing natural gas or to allow customers to receive power or other outputs from our natural gas-fueled power generation facilities. Revenue from these development services is recognized over time as the Company transfers control of the asset to the customer or based on the quantity of natural gas consumed as part of commissioning the customer’s facilities until such time that the customer has declared such conversion services have been completed. If the customer is not able to obtain control over the asset under construction until such services are completed, revenue is recognized when the services are completed and the customer has control of the infrastructure. Such agreements may also include a significant financing component, and the Company recognizes revenue for the interest income component over the term of the financing as Other revenue.

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

During the nine months ended September 30, 2020, the Company recognized a termination charge of $105,000 associated with an agreement with one of the Company’s LNG suppliers to terminate the obligation to purchase any LNG from this supplier for the remainder of 2020. Loss on mitigation sales of $19,114 were recognized in the nine months ended September 30, 2020.

(f)	Credit losses

Financial assets recorded at amortized cost, which include trade and other receivables, contracts assets, and finance lease receivables, are presented net of an allowance for current expected credit losses. Amounts are written off against the allowance when management is certain that outstanding amounts will not be collected. The Company estimates expected credit losses based on relevant information about the current credit quality of our customers, past events, including historical experience, and reasonable and supportable forecasts that affect the collectability of the reported amount. Credit loss expense is recorded within Selling, general and administrative in the condensed consolidated statements of operations and comprehensive loss.

3.	Adoption of new and revised standards

Following the issuance of Senior Secured Notes (defined below) on September 2, 2020, the Company ceased to qualify as an “emerging growth company” or EGC and is required to accelerate the adoption of certain new or revised accounting pronouncements. The adoption dates below reflect the changes as a result of no longer qualifying as an EGC.

(a)	New standards, amendments and interpretations issued but not effective for the financial year beginning January 1, 2020:

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes, including removing certain exceptions related to the general principles in ASU 740, Income Taxes. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. The new standard is effective for interim and annual periods beginning after December 15, 2020, and early adoption is permitted. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.

(b)	New and amended standards adopted by the Company:

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Disclosure Framework – Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires financial assets measured at amortized cost basis, including trade receivables, to be presented net of the amount expected to be collected. The measurement of all expected credit losses will be based on relevant information about the credit quality of our customers, past events, including historical experience, and reasonable and supportable forecasts that affect the collectability of the reported amount. Upon the loss of EGC status, ASU 2016-13 was adopted in the third quarter of 2020 with an effective date of January 1, 2020. The Company elected to apply the modified retrospective transition method, which allowed the Company to begin recognizing and measuring current expected credit losses at January 1, 2020, without modifying the comparative period financial statements. In connection with the adoption of ASC 2016-13, the Company recorded a transition adjustment of $228 which was recorded as an adjustment to retained earnings. The Company recorded credit loss expense of $149 and $385 for the three and nine months ended September 30, 2020, respectively.

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842”), which amends the existing accounting standards for lease accounting, including requiring most leases to be recognized on a lessee’s balance sheet and making targeted changes to lessor accounting. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will depend primarily on the lease’s classification as a finance or operating lease. However, unlike ASC 840, which required only capital leases to be recognized on the balance sheet, ASC 842 requires most leases to be recognized on the balance sheet as a right-of-use (“ROU”) asset and a lease liability.

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

The Company did not elect the package of practical expedients and therefore, as part of transition, the Company reassessed the previous conclusions made under ASC 840 related to the identification of leases, classification of leases and initial direct costs based on the standards of ASC 842. In connection with the reassessment of previous conclusions, the Company determined that the direct financing lease recognized related to the Montego Bay Facility is no longer a lease under ASC 842. The Company recognized a transition adjustment that removed the unamortized net investment in the direct financing lease and recognized the underlying assets as Property, plant and equipment, net of depreciation, that would have been recognized since the commissioning of the Montego Bay Facility, with the difference of approximately $9,085, net of taxes of $2,945, recorded as a reduction to retained earnings. Beginning in 2020, the Company will recognize payments previously allocated to the leasing component of the gas sales agreement with this customer within Operating revenue in the condensed consolidated statements of operations and comprehensive loss. Under ASC 840, amounts allocated to the leasing component had been recognized on an effective interest method over the lease term with only the portion representing interest income recognized as Other revenue.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets. A customer’s accounting for the costs of the hosting component of the arrangement is not affected by the new guidance. The Company has early adopted ASU 2018-15 for the year beginning January 1, 2020, using the prospective transition approach. This approach did not require any adjustment to comparative financial statements. The Company did not capitalize a material amount of implementation costs as a result of adopting this guidance in the three or nine months ended September 30, 2020, and the adoption did not result in material impact on the Company’s condensed consolidated financial statements.

4.	Revenue from contracts with customers

Under most customer contracts, invoicing occurs once the Company’s performance obligations have been satisfied, at which point payment is unconditional. As of September 30, 2020 and December 31, 2019, receivables related to revenue from contracts with customers totaled $91,337 and $40,731, respectively, and were included in Receivables, net on the condensed consolidated balance sheets, net of current expected credit losses of $183 and $0, respectively. Other items included in Receivables, net not related to revenue from contracts with customers represent receivables associated with reimbursable costs and leases which are accounted for outside the scope of ASC 606.

The Company has recognized contract liabilities, comprised of unconditional payments due or paid under the contracts with customers prior to the Company’s satisfaction of the related performance obligations. The performance obligations are expected to be satisfied during the next 12 months, and the contract liabilities are classified within Other current liabilities on the condensed consolidated balance sheets. Contract assets are comprised of the transaction price allocated to completed performance obligations that will be billed to customers in subsequent periods. The contract liabilities and contract assets balances as of September 30, 2020 and December 31, 2019 are detailed below:

	September 30, 2020	December 31, 2019
Contract assets, net - current	$110	$3,787
Contract assets, net - non-current	27,563	19,474
Total contract assets, net	$27,673	$23,261

Contract liabilities	$7,682	$6,542

Revenue recognized in the year from:
Amounts included in contract liabilities at the beginning of the year	$5,394	$-

Contract assets are presented net of expected credit losses of $373 and $0 as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, the Company has unbilled receivables, net of current expected credit losses, of $6,907, of which $356 is presented within Other current assets and $6,551 is presented within Other non-current assets on the condensed consolidated balance sheet. These unbilled receivables represent unconditional right to payment subject only to the passage of time.

Operating revenue which includes revenue from sales of LNG and natural gas as well as outputs from the Company’s natural gas-fired power generation facilities, including power and steam, was $83,863 and $35,345 for the three months ended September 30, 2020 and 2019, respectively.  Operating revenue was $223,542 and $93,221 for the nine months ended September 30, 2020 and 2019, respectively. During March 2020, the Company began to deliver power and steam recognizing $7,280 and $15,957 in operating revenue for the three and nine months ended September 30, 2020, respectively.

Other revenue includes revenue for development services as well as lease and other revenue. The table below summarizes the balances in Other revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Development services revenue	$51,974	$10,195	$79,540	$14,103
Lease and other revenue	1,021	4,116	2,872	12,049
Total other revenue	$52,995	$14,311	$82,412	$26,152

Development services revenue recognized in the three months and nine months ended September 30, 2020 included $51,974 and $68,458 respectively, for the customer’s use of natural gas as part of commissioning their assets.

Transaction price allocated to remaining performance obligations

Some of the Company’s contracts are short-term in nature with a contract term of less than a year. The Company applied the optional exemption not to report any unfulfilled performance obligations related to these contracts.

The Company has arrangements in which LNG, natural gas or outputs from the Company’s power generation facilities are sold on a “take-or-pay” basis whereby the customer is obligated to pay for the minimum guaranteed volumes even if it does not take delivery of them. The price under these agreements is typically based on a market index plus a fixed margin. The fixed transaction price allocated to the remaining performance obligations under these arrangements is $4,379,854 as of September 30, 2020, representing the fixed margin multiplied by the outstanding minimum guaranteed volumes. The Company expects to recognize this revenue over the following time periods. The pattern of recognition reflects the minimum guaranteed volumes in each period:

Period	Revenue
Remainder of 2020	$61,865
2021	254,787
2022	246,144
2023	246,235
2024	246,495
Thereafter	3,324,328
Total	$4,379,854

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

The Company has recognized costs to fulfill a contract with a significant customer, which primarily consist of expenses required to enhance resources to deliver under the agreement with the customer. As of September 30, 2020, the Company has capitalized $10,820, of which $548 of these costs is presented within Other current assets and $10,272 is presented within Other non-current assets on the condensed consolidated balance sheets. As of December 31, 2019, the Company had capitalized $8,839, of which $331 of these costs was presented within Other current assets and $8,508 was presented within Other non-current assets on the condensed consolidated balance sheets. In the first quarter of 2020, the Company began delivery under the agreement and started recognizing these costs on a straight-line basis over the expected term of the agreement.

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

For the three months and nine months ended September 30, 2020, the Company’s operating lease cost recorded within the condensed consolidated statements of operations and comprehensive loss were as follows:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Fixed lease cost	$11,160	$28,024
Variable lease cost	1,054	1,767
Short-term lease cost	473	1,088

Lease cost - Cost of sales	$10,690	$26,150
Lease cost - Operations and maintenance	619	1,447
Lease cost - Selling, general and administrative	1,378	3,282

For the three and nine months ended September 30, 2020, the Company has capitalized $1,348 and $9,361 of lease costs, respectively, for vessels and port space used during the commissioning of development projects. Short-term lease costs for vessels chartered by the Company to bring inventory from a supplier’s facilities to the Company’s storage locations are capitalized to inventory.
Cash paid for operating leases is reported in operating activities in the condensed consolidated statements of cash flows. Supplemental cash flow information related to leases was as follows for the nine months ended September 30, 2020:

Nine Months Ended September 30, 2020
Operating cash outflows for operating lease liabilities	$32,230
Right-of-use assets obtained in exchange for new operating lease liabilities	172,053

The future payments due under operating leases as of September 30, 2020 are as follows:

Operating Leases
Due remainder of 2020	$10,687
2021	44,692
2022	28,989
2023	17,777
2024	16,926
Thereafter	39,534
Total lease payments	158,605
Less: effects of discounting	38,382
Present value of lease liabilities	$120,223

Current lease liability	$36,380
Non-current lease liability	83,843

As of September 30, 2020, the weighted-average remaining lease term for all operating leases was 5.5 years. Because the Company generally does not have access to the rate implicit in the lease, the incremental borrowing rate is utilized as the discount rate. The weighted average discount rate associated with operating leases as of September 30, 2020 was 8.2%.

Future annual minimum lease payments for operating leases as of December 31, 2019, prepared in accordance with accounting standards prior to the adoption of ASC 842, were as follows:

Year ending December 31:
2020	$37,776
2021	35,478
2022	18,387
2023	7,083
2024	7,151
Thereafter	26,458
Total	$132,333

During the three and nine months ended September 30, 2019, the Company recognized rental expense for all operating leases of $10,947 and $28,323, respectively, related primarily to LNG vessel time charters, office space, a land site lease and marine port berth leases.

Lessor

In the Company’s agreements to sell LNG or natural gas to customers, the Company may also lease certain equipment to customers which are accounted for either as a finance or an operating lease. Property, plant and equipment subject to operating leases is included within ISO containers and other equipment within Note 12. Property, plant and equipment, net.

September 30, 2020
Property, plant and equipment	$15,974
Accumulated depreciation	(808)
Property, plant and equipment, net	$15,166

The following table shows the expected future lease payments as of September 30, 2020, for the remainder of 2020 through 2024 and thereafter:

	Future cash receipts
	Financing leases	Operating leases
Remainder of 2020	$96	$60
2021	1,021	228
2022	1,115	216
2023	1,121	218
2024	1,121	220
Thereafter	5,894	733
Total	$10,368	$1,675
Less: Imputed interest	4,974
Present value of total lease receipts	$5,394

Current finance leases, net	$522
Non-current finance leases, net	4,872

6.	Fair value

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

The following table presents the Company’s financial assets and financial liabilities that are measured at fair value as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Level 1	Level 2	Level 3	Total	Valuation technique
Assets
Cash and cash equivalents	$112,723	$-	$-	$112,723	Market approach
Restricted cash	40,714	-	-	40,714	Market approach
Investment in equity securities	164	-	-	164	Market approach
Total	$153,601	$-	$-	$153,601

Liabilities
Derivative liability¹	$-	$-	$9,778	$9,778	Income approach
Equity agreement²	-	-	20,592	20,592	Income approach
Total	$-	$-	$30,370	$30,370

	December 31, 2019
	Level 1	Level 2	Level 3	Total	Valuation technique
Assets
Cash and cash equivalents	$27,098	$-	$-	$27,098	Market approach
Restricted cash	65,937	-	-	65,937	Market approach
Investment in equity securities	2,540	-	-	2,540	Market approach
Total	$95,575	$-	$-	$95,575

Liabilities
Derivative liability¹	$-	$-	$9,800	$9,800	Income approach
Equity agreement²	-	-	16,800	16,800	Income approach
Total	$-	$-	$26,600	$26,600

(1)	Consideration due to the sellers of Shannon LNG once first gas is supplied from the terminal to be built.
(2)	To be paid at the earlier of agreed-upon date or the date on which the valid planning permission is received as specified in the amended Shannon LNG Agreement.

The Company estimates fair value of the derivative liability and equity agreement using a discounted cash flows method with discount rates based on the average yield curve for bonds with similar credit ratings and matching terms to the discount periods as well as a probability of the contingent event occurring. The table below summarizes the fair value adjustment, recorded within Other expense, net in the condensed consolidated statements of operations and comprehensive loss, and currency translation adjustment, recorded within the Other comprehensive loss, for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fair value adjustment - Loss	$2,892	$1,144	$2,598	$988
Currency translation adjustment - Loss/(gain)	1,114	(1,115)	1,172	(1,114)

During the three and nine months ended September 30, 2020 and 2019, the Company had no settlements of the equity agreement or derivative liability or any transfers in or out of Level 3 in the fair value hierarchy.

The liability associated with the equity agreement of $20,592 and $16,800 as of September 30, 2020 and December 31, 2019, respectively, is recorded within Other current liabilities on the condensed consolidated balance sheets. The liability associated with the derivative liability of $9,778 and $9,800 as of September 30, 2020 and December 31, 2019, respectively, is recorded within Other long-term liabilities on the condensed consolidated balance sheets.

The Company estimates fair value of outstanding debt using quoted prices in markets. The fair value for the Senior Secured Notes (defined below in “Note 16. Debt”) was approximately $1,050,000 as of September 30, 2020. The fair value estimate is classified as Level 2 in the fair value hierarchy.

7.	Restricted cash

As of September 30, 2020 and December 31, 2019, restricted cash consisted of the following:

	September 30, 2020	December 31, 2019
Collateral for performance under customer agreements	$15,000	$15,000
Collateral for LNG purchases	19,070	35,000
Collateral for letters of credit and performance bonds	6,394	7,388
Debt service reserve account	-	8,299
Other restricted cash	250	250
Total restricted cash	$40,714	$65,937

Current restricted cash	$25,714	$30,966
Non-current restricted cash	15,000	34,971

8.	Inventory

As of September 30, 2020 and December 31, 2019, inventory consisted of the following:

	September 30, 2020	December 31, 2019
LNG and natural gas inventory	$9,986	$57,436
Automotive diesel oil inventory	4,966	4,746
Bunker fuel, materials, supplies and other	4,447	1,250
Total inventory	$19,399	$63,432

Inventory is adjusted to the lower of cost or net realizable value each quarter. Changes in the value of inventory are recorded within Cost of sales in the condensed consolidated statements of operations and comprehensive loss. No adjustments were recorded during the three and nine months ended September 30, 2020 and 2019.

9.	Prepaid expenses and other current assets, net

As of September 30, 2020 and December 31, 2019, prepaid expenses and other current assets, net consisted of the following:

	September 30, 2020	December 31, 2019
Prepaid LNG	$5,904	$7,097
Prepaid expenses	5,138	7,458
Due from affiliates (Note 21)	1,558	1,577
Other current assets	17,089	23,602
Total prepaid expenses and other current assets, net	$29,689	$39,734

Other current assets as of September 30, 2020 and December 31, 2019 primarily consists of receivables for recoverable taxes.

10.	Investment in equity securities

The Company has invested in equity securities of an international oil and gas drilling contractor. The cost of the investment was $3,667. As of September 30, 2020 and December 31, 2019, the Company owned 295,256 shares of that contractor and the fair value of the investment was $164 and $2,540, respectively.

The unrealized loss of $159 and $1,325 for the three months ended September 30, 2020 and 2019, respectively, and $2,376 and $2,127 for the nine months ended September 30, 2020 and 2019, respectively, is included within Other expense, net in the condensed consolidated statements of operations and comprehensive loss.

11.	Construction in progress

The Company’s construction in progress activity during the nine months ended September 30, 2020 is detailed below:

September 30, 2020
Balance at beginning of period	$466,587
Additions	89,441
Transferred to property, plant and equipment, net (Note 12)	(349,918)
Balance at end of period	$206,110

Interest expense of $22,441 and $16,380, inclusive of amortized debt issuance costs, was capitalized for the nine months ended September 30, 2020 and 2019, respectively.

12.	Property, plant and equipment, net

As of September 30, 2020 and December 31, 2019, the Company’s property, plant and equipment, net consisted of the following:

	September 30, 2020	December 31, 2019
Terminal and power plant equipment	$188,038	$14,981
CHP facilities	119,036	-
Gas terminals	120,810	52,781
ISO containers and other equipment	98,274	39,951
LNG liquefaction facilities	65,992	66,273
Gas pipelines	58,974	11,692
Land	15,683	15,401
Leasehold improvements	8,322	8,054
Accumulated depreciation	(52,654)	(16,911)
Total property, plant and equipment, net	$622,475	$192,222

In connection with the adoption of ASC 842, the Company determined that the direct financing lease recognized related to the Montego Bay Facility is no longer a lease under ASC 842. As of January 1, 2020, the Company recognized a transition adjustment that removed the unamortized net investment in the direct financing lease of $91,005 and recognized the underlying assets as Property, plant and equipment of $92,207 and accumulated depreciation of $13,932 that would have been recognized since the commissioning of the Montego Bay Facility, with the difference of approximately $9,085, net of taxes of $2,945, recorded as an adjustment to retained earnings.

Depreciation for the three months ended September 30, 2020 and 2019 totaled $9,370 and $1,837, respectively, of which $212 and $161 is respectively included within Cost of sales in the condensed consolidated statements of operations and comprehensive loss. Depreciation for the nine months ended September 30, 2020 and 2019 totaled $22,120 and $5,400, respectively, of which $662 and $466 is respectively included within Cost of sales in the condensed consolidated statements of operations and comprehensive loss.

13.	Intangible assets

The following table summarizes the composition of intangible assets as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life
Definite-lived intangible assets
Shannon LNG permits	$43,838	$2,055	$41,783	40
Easements	1,558	177	1,381	30

Indefinite-lived intangible assets
Easements	1,217	-	1,217	n/a
Total intangible assets	$46,613	$2,232	$44,381

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life
Definite-lived intangible assets
Shannon LNG leases and permits	$42,157	$1,198	$40,959	40
Easements	1,559	139	1,420	30

Indefinite-lived intangible assets
Easements	1,161	-	1,161	n/a
Total intangible assets	$44,877	$1,337	$43,540

As of September 30, 2020 and December 31, 2019, the weighted-average remaining amortization periods for the intangible assets was 37.8 years and 38.8 years, respectively. As of January 1, 2020, intangible assets associated with favorable lease terms in acquired leases have been reclassified as ROU assets as a result of adoption of ASC 842.

Amortization for the three months ended September 30, 2020 and 2019 totaled $309 and $266, respectively. Amortization was $861 and $830 for the nine months ended September 30, 2020 and 2019, respectively.

14.	Other non-current assets, net

As of September 30, 2020 and December 31, 2019, Other non-current assets, net consisted of the following:

	September 30, 2020	December 31, 2019
Nonrefundable deposit	$25,269	$22,262
Contract asset, net (Note 4)	27,563	19,474
Cost to fulfill (Note 4)	10,272	8,508
Unbilled receivables, net (Note 4)	6,551	-
Upfront payments to customers	5,660	5,904
Port access rights and initial lease costs	-	17,762
Other	8,296	7,716
Total other non-current assets, net	$83,611	$81,626

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

15.	Accrued liabilities

As of September 30, 2020 and December 31, 2019, accrued liabilities consisted of the following:

	September 30, 2020	December 31, 2019
Accrued development costs	$8,284	$25,037
Accrued interest	5,437	-
Accrued bonuses	12,842	14,991
Other accrued expenses	26,043	14,915
Total accrued liabilities	$52,606	$54,943

16.	Debt

As of September 30, 2020 and December 31, 2019, debt consisted of the following:

	September 30, 2020	December 31, 2019
Senior Secured Notes, due September 15, 2025	$980,183	$-
Term Loan Facility, due January 21, 2020	-	495,000
Senior Secured Bonds, due September 2034	-	70,960
Senior Secured Bonds, due December 2034	-	10,823
Senior Unsecured Bonds, due September 2036	-	42,274
Total debt	$980,183	$619,057

Senior Secured Notes

On September 2, 2020, the Company issued $1,000,000 of 6.75% senior secured notes in a private offering pursuant to Rule 144A under the Securities Act (the “Senior Secured Notes”). Interest is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2021; no principal payments are due until maturity on September 15, 2025. The Company may redeem the Senior Secured Notes, in whole or in part, at any time prior to maturity, subject to certain make-whole premiums.

The Senior Secured Notes are guaranteed, jointly and severally, by certain of the Company’s subsidiaries, in addition to other collateral. The Senior Secured Notes may limit the Company’s ability to incur additional indebtedness or issue certain preferred shares, make certain payments, and sell or transfer certain assets subject to certain financial covenants and qualifications. The Senior Secured Notes also provide for customary events of default and prepayment provisions.

The Company used a portion of the net cash proceeds received from the Senior Secured Notes to repay in full the outstanding principal and interest under the Credit Agreement (as defined below), including related costs and expenses. The Company also used the remaining net proceeds, together with cash on hand, to redeem in full the outstanding Senior Secured Bonds and Senior Unsecured Bonds (as defined below), including related premiums, costs and expenses, terminating the Senior Secured Bonds and Senior Unsecured Bonds. The Company completed the redemption of the Senior Secured Bonds and Senior Unsecured Bonds on September 21, 2020.

In connection with the issuance of the Senior Secured Notes, the Company incurred $17,666 in origination, structuring and other fees. Issuance costs of $13,638 were deferred as a reduction of the principal balance of the Senior Secured Notes on the condensed consolidated balance sheets; unamortized deferred financing costs related to lenders in the Credit Agreement that participated in the Senior Secured Notes were $6,501 and such unamortized costs were also included as a reduction of the principal balance of the Senior Secured Notes and will be amortized over the remaining term of the Senior Secured Notes. As a portion of the repayment of the Credit Agreement was a modification, the Company recorded $4,028 of third-party fees in Selling, general and administrative in the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2020, the remaining unamortized deferred financing costs were $19,817.

The Credit Agreement

On January 10, 2020, the Company entered into a credit agreement to borrow $800,000 in term loans (the “Credit Agreement”). The Credit Agreement was set to mature in January 2023 with the full principal balance due upon maturity. Interest was payable quarterly and was based on a LIBOR rate divided by one minus the applicable reserve requirement, subject to a floor of 1.50%, plus a margin of 6.25%. The interest rate margin was to increase each year of the term by 1.50%. A portion of the proceeds received were utilized to extinguish the Term Loan Facility (defined below), including outstanding principal of $495,000.

The Credit Agreement was secured by mortgages on certain properties owned by the Company’s subsidiaries, in addition to other collateral. The Company was required to comply with certain financial covenants and other restricted covenants customary for credit agreements of this type, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. The Credit Agreement also provided for customary events of default, prepayment and cure provisions.

In connection with obtaining the Credit Agreement and the extinguishment of the Term Loan Facility, the Company incurred $37,051 in origination, structuring and other fees which were recognized as a reduction of the principal balance of the Credit Agreement on the condensed consolidated balance sheets.

On September 2, 2020, the Company repaid the full amount outstanding using proceeds from the Senior Secured Notes. Certain lenders in the Credit Agreement participated in the issuance of the Senior Secured Notes, and a portion of the repayment of the Credit Agreement was treated as a debt modification. For the portion of the Credit Agreement that was considered extinguished, $16,310 of unamortized deferred debt issuance costs was recognized as a loss on extinguishment of debt in the condensed consolidated statements of operations and comprehensive loss. The remaining unamortized deferred debt issuance costs of $6,501 will be amortized over the remaining term of the Senior Secured Notes.

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

The Term Loan Facility was secured by mortgages on certain properties owned by the Company’s subsidiaries, in addition to other collateral. The Term Loan Facility was amended in the third quarter of 2019 to allow certain properties of a consolidated subsidiary to secure the Senior Secured Bonds.

The Company incurred costs in connection with obtaining the Term Loan Facility, the extinguishment of the Company’s prior debt facilities and the amendment of the Term Loan Facility. Some of the costs incurred were capitalized as a reduction to the Term Loan Facility on the consolidated balance sheets, and all deferred financing costs associated with the Term Loan Facility were amortized over the term of the Term Loan Facility, through December 31, 2019. As such, there were no unamortized deferred financing costs as of December 31, 2019.

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
South Power Bonds

On September 2, 2019, NFE South Power Holdings Limited (“South Power”), a consolidated subsidiary of the Company, entered into a facility for the issuance of secured and unsecured bonds (the “Senior Secured Bonds” and “Senior Unsecured Bonds”, respectively) and subsequently issued $73,317 and $43,683 in Senior Secured Bonds and Senior Unsecured Bonds, respectively.  The Senior Secured Bonds were secured by the dual-fired combined heat and power facility in Clarendon, Jamaica (the “CHP Plant”) and related receivables and assets, and the proceeds were used to fund the completion of the CHP Plant and to reimburse shareholder advances. Upon completion of construction of the CHP Plant in the fourth quarter of 2019, South Power issued an additional $63,000 in Senior Secured Bonds. The Company received $10,856 of the proceeds in 2019 and received the remaining proceeds of $52,144 in January 2020.

The Senior Secured Bonds bore interest at an annual fixed rate of 8.25% and matured 15 years from the closing date of each issuance. No principal payments were due for the first seven years. After seven years, quarterly principal payments of approximately 1.6% of the original principal amount were due, with a 50% balloon payment due upon maturity. Interest payments on outstanding principal balances were due quarterly.

The Senior Unsecured Bonds bore interest at an annual fixed rate of 11.00% and matured in September 2036. No principal payments were due for the first nine years. Beginning in 2028, principal payments were due quarterly on an escalating schedule. Interest payments on outstanding principal balances were due quarterly.

South Power was required to comply with certain financial covenants as well as customary affirmative and negative covenants, including limitations on incurring additional indebtedness. The facility also provided for customary events of default, prepayment and cure provisions.

The Company paid approximately $3,892 of fees in connection with the issuance of Senior Secured Bonds and Senior Unsecured Bonds. These fees were capitalized on a pro-rata basis as a reduction of the Senior Secured Bonds and Senior Unsecured Bonds on the condensed consolidated balance sheets. On September 21, 2020, the Company repaid the full amount outstanding including fees dues to the lenders using proceeds from the Senior Secured Notes and cash on hand. In conjunction with the repayment of the Senior Secured Bonds and Senior Unsecured Bonds, the Company recognized a loss on extinguishment of debt of $7,195 in the condensed consolidated statements of operations and comprehensive loss, including the write-off of $3,594 of unamortized deferred financing costs and prepayment premium paid to bondholders of $3,601.

Interest Expense

Interest and related amortization of debt issuance costs recognized during major development and construction projects are capitalized and included in the cost of the project. Interest expense, net of amounts capitalized, recognized for the three and nine months ended September 30, 2020 and 2019 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest costs:
Interest per contractual rates	$19,936	$8,731	$58,576	$22,094
Amortization of debt issuance costs	4,416	3,512	14,766	8,743
Total interest costs	24,352	12,243	73,342	30,837
Capitalized interest	4,539	7,269	22,441	16,380
Total interest expense	$19,813	$4,974	$50,901	$14,457

17.	Income taxes

In connection with the IPO, NFE LLC contributed the net proceeds from the IPO to NFI in exchange for NFI LLC Units, and NFE LLC became the managing member of NFI. NFI is a limited liability company that is treated as a partnership for U.S. federal income tax purposes and for most applicable state and local income tax purposes. As a partnership, NFI is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by NFI is passed through to and included in the taxable income or loss of its members, on a pro rata basis, subject to applicable tax regulations. NFE is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its allocable share of any taxable income or loss of NFI. Additionally, NFI and its subsidiaries are subject to income taxes in the various foreign jurisdictions in which they operate.

In connection with the IPO, NFE recorded a deferred tax asset of $42,783 related to the difference between its tax basis in its investment in NFI and NFE’s share of the financial statement carrying amount of the net assets of NFI. The deferred tax asset was recorded to equity and is fully offset by a valuation allowance also recorded to equity.

Subsequent to the Exchange Transactions completed on June 10, 2020, 100% of NFI’s operations are included in the NFE income tax provision; there is no impact on income tax expense expected due to the Exchange Transactions. Additionally, in the third quarter of 2020, the Company completed the Conversion; NFE LLC has been a corporation for U.S. federal tax purposes, and converting NFE LLC from a limited liability company to a corporation has no effect on the U.S. federal tax treatment of the Company or its shareholders.

The effective tax rate for the three months ended September 30, 2020 was (5.27)%, compared to 0.12% for the three months ended September 30, 2019. The total tax expense (benefit) for the three months ended September 30, 2020 was $1,836, compared to $(64) for the three months ended September 30, 2019.

The effective tax rate for the nine months ended September 30, 2020 was (0.75)%, compared to (0.20)% for the nine months ended September 30, 2019. The total tax expense for the nine months ended September 30, 2020 was $1,949, compared to $337 for the nine months ended September 30, 2019.

The primary items which decreased the Company’s effective tax rate for the three months and nine months ended September 30, 2020 and September 30, 2019 from the U.S. federal statutory rate of 21% were valuation allowances recorded against the Company’s current period losses and earnings generated in non-U.S. jurisdictions with lower tax rates.

The Company has not recorded a liability for uncertain tax positions as of September 30, 2020. The Company remains subject to periodic audits and reviews by the taxing authorities, and NFE’s returns since its formation remain open for examination.

18.	Commitments and contingencies

The Company may be subject to certain legal proceedings, claims and disputes that arise in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations or cash flows.

19.	Earnings per share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(36,670)	$(54,424)	$(263,480)	$(165,949)
Less: net loss attributable to non-controlling interests	312	47,701	81,163	139,483
Net loss attributable to Class A common stock	$(36,358)	$(6,723)	$(182,317)	$(26,466)
Denominator:
Weighted-average shares-basic and diluted	170,074,532	22,692,104	85,009,385	19,689,568

Net loss per share - basic and diluted	$(0.21)	$(0.30)	$(2.14)	$(1.34)

In connection with the closing of the Exchange Transactions on June 10, 2020, all outstanding Class B shares were exchanged for Class A shares. The weighted average shares outstanding for the nine months ended September 30, 2020 are significantly lower than the Class A common stock outstanding on September 30, 2020 due to the timing of the Exchange Transactions.

The following table presents potentially dilutive securities excluded from the computation of diluted net loss per share for the periods presented because its effects would have been anti-dilutive.

	September 30, 2020	September 30, 2019
Unvested RSUs[1]	1,555,363	3,875,081
Class B shares	-	145,057,375
Shannon Equity Agreement shares[2]	478,654	932,914
Total	2,034,017	149,865,370

[1]	Represents the number of instruments outstanding at the end of the period.
[2]	Class A common stock that would be issued in relation to the Shannon LNG Equity Agreement.

The Company declared dividends of $17,006 ($0.10 per share), of which $16,871 was paid, during for three months ended September 30, 2020.

20.	Share-based compensation

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

The following table summarizes the RSU activity for the nine months ended September 30, 2020:

	Restricted Share Units	Weighted-average grant date fair value per share
Non-vested RSUs as of December 31, 2019	3,137,415	$13.44
Granted	109,409	14.47
Vested and shares issued	(1,504,464)	13.47
Forfeited	(186,997)	13.51
Non-vested RSUs as of September 30, 2020	1,555,363	$13.49

The following table summarizes the share-based compensation expense for the Company’s RSUs recorded for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operations and maintenance	$142	$263	$632	$592
Selling, general and administrative	1,929	7,804	5,869	35,483
Total share-based compensation expense	$2,071	$8,067	$6,501	$36,075

For the three months ended September 30, 2020 and 2019, cumulative compensation expense recognized for forfeited RSU awards of $278 and $193, respectively, was reversed. For the nine months ended September 30, 2020 and 2019, cumulative compensation expense recognized for forfeited RSU awards of $827 and $249, respectively, was reversed. The Company recognizes the income tax benefits resulting from vesting of RSUs in the period of vesting, to the extent the compensation expense has been recognized.

As of September 30, 2020, the Company had 1,555,363 non-vested RSUs subject to service conditions and had unrecognized compensation costs of approximately $10,644. The non-vested RSUs will vest over a period from ten months to three years following the grant date. The weighted-average remaining vesting period of non-vested RSUs totaled 1.46 years as of September 30, 2020.

Performance Share Units (“PSUs”)

During the first quarter of 2020, the Company granted 1,109,777 PSUs to certain employees and non-employees. The PSUs contain a performance condition, and vesting will be determined based on achievement of a performance metric for the year ended December 31, 2021. The number of shares that will vest can range from zero to 2,219,554. For the three and nine months ended September 30, 2020, the Company determined that it was not probable that the performance condition required for any of the PSUs to vest would be achieved, and as such, no compensation expense has been recognized in the condensed consolidated statements of operations and comprehensive loss. Unrecognized compensation costs if the maximum amount of shares were to vest based on the achievement of the performance condition was $31,014, and the weighted-average remaining vesting period of non-vested PSUs totaled 1.25 years as of September 30, 2020.

21.	Related party transactions

Management services

The Company is majority owned by Messrs. Edens (our chief executive officer and chairman of our Board of Directors) and Nardone (one of our Directors) who are currently employed by Fortress Investment Group LLC (“Fortress”). In the ordinary course of business, Fortress, through affiliated entities, has historically charged the Company for administrative and general expenses incurred pursuant to its Management Services Agreement (“Management Agreement”). Upon completion of the IPO, the Management Agreement was terminated and replaced by an Administrative Services Agreement (“Administrative Agreement”) to charge the Company for similar administrative and general expenses. The charges under the Management Agreement and Administrative Agreement that are attributable to the Company totaled $1,749 and $1,952 for the three months ended September 30, 2020 and 2019, respectively, and $5,894 and $6,472 for the nine months ended September 30, 2020 and 2019, respectively. Costs associated with the Management Agreement and Administrative Agreement are included within Selling, general and administrative in the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2020 and December 31, 2019, $5,177 and $5,083 were due to Fortress, respectively.

In addition to management and administrative services, an affiliate of Fortress owns and leases an aircraft chartered by the Company for business purposes in the course of operations. The Company incurred, at aircraft operator market rates, charter costs of $242 and $1,306 for the three months ended September 30, 2020 and 2019, respectively, and $1,526 and $2,931 for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020 and December 31, 2019, $2,087 and $4,286 was due to this affiliate, respectively.

Land and office lease

The Company has leased land and office space from Florida East Coast Industries, LLC (“FECI”), which is controlled by funds managed by an affiliate of Fortress. In April 2019, FECI sold the office building to a non-affiliate, and as such, the lease of the office space is no longer held with a related party. The Company recognized expense related to the land lease still held by a related party of $103 and $76 during the three months ended September 30, 2020 and 2019, respectively and $309 and $225 during nine months ended September 30, 2020 and 2019, respectively, which was included within Operations and maintenance in the condensed consolidated statements of operations and comprehensive loss. The expense for the period that the building was owned by a related party during the nine months ended September 30, 2019 totaled $609 of which $386 was capitalized to Construction in progress and $223 related to the office lease and ancillary services was included in Selling, general and administrative in the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2020 and December 31, 2019, there was no amount due to FECI. As of September 30, 2020, the Company has recorded a lease liability of $3,270 within Non-current lease liabilities on the condensed consolidated balance sheet.

DevTech Investment

In August 2018, the Company entered into a consulting arrangement with DevTech Environment Limited (“DevTech”) to provide business development services to increase the customer base of the Company. DevTech also contributed cash consideration in exchange for a 10% interest in a consolidated subsidiary. The 10% interest is reflected as non-controlling interest in the Company’s condensed consolidated financial statements. DevTech purchased 10% of a note payable due to an affiliate of the Company. As of September 30, 2020 and December 31, 2019, $715 and $815 was owed to DevTech on the note payable, respectively. The outstanding note payable due to DevTech is included in Other long-term liabilities on the condensed consolidated balance sheets as of September 30, 2020. The interest expense on the note payable due to DevTech was $19 and $25 for the three months ended September 30, 2020 and 2019, respectively, and $57 and $71 for the nine months ended September 30, 2020 and 2019, respectively. No interest has been paid, and accrued interest has been recognized within Accrued expenses on the condensed consolidated balance sheets. As of September 30, 2020 and December 31, 2019, $343 and $443 was due from DevTech, respectively.

Fortress affiliated entities

Since 2017, the Company has provided certain administrative services to related parties including Fortress affiliated entities. As of September 30, 2020 and December 31, 2019, $1,215 and $1,134 were due from affiliates, respectively. There are no costs incurred by the Company as the Company is fully reimbursed for all costs incurred.

Additionally, an entity formerly affiliated with Fortress and currently owned by Messrs. Edens and Nardone provides certain administrative services to the Company, as well as providing office space under a month-to-month non-exclusive license agreement. The Company incurred rent and administrative expenses of approximately $808 and $811 for the three months ended September 30, 2020 and 2019, respectively, and $1,657 and $1,837 for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020 and December 31, 2019, $1,955 and $883 were due to Fortress affiliated entities, respectively.

Due to/from Affiliates

The table below summarizes the balances outstanding with affiliates at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Amounts due to affiliates	$9,219	$10,252
Amounts due from affiliates	1,558	1,577

22.	Subsequent events

On October 29, 2020, the Company declared a dividend for the fourth quarter of $0.10 per share which will have a record date of December 2, 2020 and a payment date of December 9, 2020.

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

The following information should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report. Our financial statements have been prepared in accordance with GAAP. The unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2020 included herein, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature.

Unless the context otherwise requires, references to ‘‘NFE,’’ the ‘‘Company,’’ ‘‘we,’’ ‘‘us,’’ ‘‘our’’ and similar terms refer to (i) prior to our conversion from a limited liability company to a corporation, New Fortress Energy LLC and its subsidiaries and (ii) following the conversion from a limited liability company to a corporation, New Fortress Energy Inc. and its subsidiaries.

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

As an integrated gas-to-power energy infrastructure company, our business model spans the entire production and delivery chain from natural gas procurement and liquefaction to logistics, shipping, facilities and conversion or development of natural gas-fired power generation. We currently source LNG from long-term supply agreements with third party suppliers and from our own liquefaction facility in Miami, Florida. We expect that control of our vertical supply chain, from procurement to delivery of LNG, will help to reduce our exposure to future LNG price variations and enable us to supply our existing and future customers with LNG at a price that reinforces our competitive standing in the LNG market. Our strategy is simple: we seek to procure LNG at attractive prices using long-term agreements and through our own production, and we seek to sell natural gas (delivered through LNG infrastructure) or gas-fired power to customers that sign long-term, take-or-pay contracts.

Our Current Operations

Our management team has successfully employed our strategy to secure long-term contracts with significant customers in Jamaica and Puerto Rico, including Jamaica Public Service Company Limited (“JPS”), the sole public utility in Jamaica, South Jamaica Power Company Limited (“SJPC”), an affiliate of JPS, Jamalco, a bauxite mining and alumina production in Jamaica, and the Puerto Rico Electric Power Authority (“PREPA”), each of which is described in more detail below. Our assets built to service these significant customers have been designed with capacity to service other customers.

We currently procure our LNG either by purchasing from a supplier or by manufacturing it in our natural gas liquefaction and storage facility located in Miami-Dade County, Florida (the “Miami Facility”). Our long-term goal is to develop the infrastructure necessary to supply our existing and future customers with LNG produced primarily at our own facilities, including our expanded delivery logistics chain in Northern Pennsylvania (the “Pennsylvania Facility”).

Montego Bay Facility

Our storage and regasification facility in Montego Bay, Jamaica (the “Montego Bay Facility”) serves as our supply hub for the north side of Jamaica, providing natural gas to JPS to fuel the 145MW Bogue Power Plant in Montego Bay, Jamaica. Our Montego Bay Facility commenced commercial operations in October 2016 and is capable of processing up to 740,000 LNG gallons (61,000 MMBtu) per day and features approximately 7,000 cubic meters of onsite storage. The Montego Bay Facility also consists of an ISO loading facility that can transport LNG to numerous on-island industrial users.

Old Harbour Facility

Our marine LNG storage and regasification facility in Old Harbour, Jamaica (the “Old Harbour Facility”) commenced commercial operations in June 2019 and is capable of processing approximately six million gallons of LNG (500,000 MMBtu) per day. The Old Harbour Facility supplies natural gas to the new 190MW Old Harbour power plant (the “Old Harbour Power Plant”) operated by SJPC. The Old Harbour Facility is also supplying natural gas to our dual-fired combined heat and power facility in Clarendon, Jamaica (the “CHP Plant”). The CHP Plant supplies electricity to JPS under a long-term power purchase agreement (“PPA”). The CHP Plant also provides steam to Jamalco under a long-term take-or-pay steam supply agreement (“SSA”). On March 3, 2020, the CHP Plant commenced commercial operation under both the PPA and the SSA and began supplying power and steam to JPS and Jamalco, respectively. In August 2020, we began to deliver gas to Jamalco to utilize in their gas-fired boilers.

San Juan Facility

In July 2020, we finalized the development of the micro-fuel handling facility in the Port of San Juan, Puerto Rico (the “San Juan Facility”). The San Juan Facility is near the San Juan Power Plant and serves as our supply hub for the San Juan Power Plant and other industrial end-user customers in Puerto Rico. We have delivered natural gas used for the commissioning of PREPA's power plant under the Fuel Sale and Purchase Agreement with PREPA since April 2020.

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

Other Development Projects

We are in the process of developing an LNG regasification facility and power plant at the Port of Pichilingue in Baja California Sur, Mexico (the “La Paz Facility”). Our La Paz Facility is expected to supply approximately 475,000 gallons of LNG (39,255 MMBtu) per day.

In February 2020, we entered into a 25-year power purchase agreement with Nicaragua’s electricity distribution companies, and we expect to construct a new approximately 300 MW natural gas-fired power plant that will consume approximately 800,000 gallons of LNG (65,000 MMBtus) per day.

On October 14, 2020, we signed a non-binding memorandum of understanding with the Philippine National Oil Company to advance the development of infrastructure to supply reliable, cost-competitive power and natural gas into the Philippine market.

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

Based on the essential nature of the services we provide to support power generation facilities, our development projects have not currently been significantly impacted by responses to the COVID-19 pandemic. We remain committed to prioritizing the health and well-being of our employees, customers, suppliers and other partners. We have implemented policies to screen employees, contractors, and vendors for COVID-19 symptoms upon entering our development projects, operations and office facilities. For the nine months ended September 30, 2020, we have incurred approximately $0.9 million for safety measures introduced into our operations and other responses to the COVID-19 pandemic.

We are actively monitoring the spread of the pandemic and the actions that governments and regulatory agencies are taking to fight the spread. We have not experienced significant disruptions in development projects and daily operations during the nine months ended September 30, 2020 from the COVID-19 pandemic; however, there are important uncertainties including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures. We do not currently expect these factors to have a significant impact on our results of operations, liquidity or financial position, or our development budgets or timelines.

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

Results of Operations – Three and Nine Months Ended September 30, 2020 compared to Three and Nine Months Ended September 30, 2019

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Revenues
Operating revenue	$83,863	$35,345	$48,518	$223,542	$93,221	$130,321
Other revenue	52,995	14,311	38,684	82,412	26,152	56,260
Total revenues	136,858	49,656	87,202	305,954	119,373	186,581
Operating expenses
Cost of sales	71,665	45,832	25,833	209,780	123,224	86,556
Operations and maintenance	13,802	8,707	5,095	31,785	18,609	13,176
Selling, general and administrative	30,849	40,913	(10,064)	91,301	122,831	(31,530)
Contract termination charges and loss on mitigation sales	-	-	-	124,114	-	124,114
Depreciation and amortization	9,489	1,930	7,559	22,363	5,731	16,632
Total operating expenses	125,805	97,382	28,423	479,343	270,395	208,948
Operating income (loss)	11,053	(47,726)	58,779	(173,389)	(151,022)	(22,367)
Interest expense	19,813	4,974	14,839	50,901	14,457	36,444
Other expense, net	2,569	1,788	781	4,179	133	4,046
Loss on extinguishment of debt, net	23,505	-	23,505	33,062	-	33,062
Loss before taxes	(34,834)	(54,488)	19,654	(261,531)	(165,612)	(95,919)
Tax expense (benefit)	1,836	(64)	1,900	1,949	337	1,612
Net loss	$(36,670)	$(54,424)	$17,754	$(263,480)	$(165,949)	$(97,531)

Revenues

Operating revenue from the sale of LNG, natural gas or outputs from our natural gas-fired power generation facilities increased $48,518 and $130,321 for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019, respectively. The increase was primarily driven by increases in volumes sold from the Old Harbour Facility, including volumes utilized in the CHP Plant which commenced commercial operations during March 2020:

•
For the three months ended September 30, 2020, we recognized $50,064 of revenue from volumes sold at the Old Harbour Facility, as compared to $11,386 for the three months ended September 30, 2019. Revenue recognized in the third quarter of 2020 included $26,686 from sales to the Old Harbour Power Plant and $23,378 from natural gas utilized in the CHP Plant and Jamalco’s boilers. For the three months ended September 30, 2020, the volume delivered to the Old Harbour Power Plant was 26.9 million gallons (2.2 TBtu) and the volume utilized in the CHP Plant and Jamalco’s boilers was 28.6 million gallons (2.4 TBtu). For the three months ended September 30, 2019, the volume delivered to the Old Harbour Power Plant was 2.6 million gallons (0.2 TBtu).

•
For the nine months ended September 30, 2020, we recognized $129,313 of revenue from volumes sold at the Old Harbour Facility, as compared to $15,440 for the nine months ended September 30, 2019. Revenue recognized for the nine months ended September 30, 2020 included $79,562 from sales to the Old Harbour Power Plant and $49,751 from natural gas utilized in the CHP Plant and Jamalco’s boilers. For the nine months ended September 30, 2020, the volume delivered to the Old Harbour Power Plant was 78.4 million gallons (6.5 TBtu) and the volume utilized in the CHP Plant and Jamalco’s boilers was 62.4 million gallons (5.2 TBtu). For the nine months ended September 30, 2019, the volume delivered to the Old Harbour Power Plant was 4.6 million gallons (0.4 TBtu).

Additional revenue from the delivery of power and steam, which began during March 2020, under our contracts with JPS and Jamalco adding $7,280 and $15,957 in revenue for the three and nine months ended September 30, 2020, respectively. Operating revenue was also impacted by operations at our Montego Bay Facility, including the following:

•
In connection with the adoption of ASC 842, we no longer identify a lease of the Montego Bay Facility in our gas sale agreement with our customer. Accordingly, interest income associated with the direct financing lease of the Montego Bay Facility is no longer recognized within Other revenue, and all amounts recognized as revenue for activities at the Montego Bay Facility were included in Operating revenue for the three and nine months ended September 30, 2020, resulting in an increase of $3,943 and $11,829 to Operating revenue, respectively.

•
The increase in Operating revenue is partially offset by a decrease in sales at the Montego Bay Facility. The decrease in sales at the Montego Bay Facility was primarily due to a decrease in sales volume delivered to the Bogue Power Plant. Revenue from sales at the Montego Bay Facility decreased $559 to $19,572 for the three months ended September 30, 2020 as compared to $20,131 for the three months ended September 30, 2019. The delivered volume at the Montego Bay Facility decreased by 1.5 million gallons (0.1 TBtu) from 25.4 million gallons (2.1 TBtu) during the three months ended September 30, 2019 to 23.9 million gallons (2.0 TBtu) during the three months ended September 30, 2020.

•
Revenue from sales at the Montego Bay Facility decreased by $11,152 to $57,243 for the nine months ended September 30, 2020 as compared to $68,395 for the nine months ended September 30, 2019. The delivered volume at the Montego Bay Facility decreased by 11.4 million gallons (0.8 TBtu) from 81.9 million gallons (6.7 TBtu) during the nine months ended September 30, 2019 to 70.5 million gallons (5.9 TBtu) during the nine months ended September 30, 2020.

Other revenue includes revenue for development services, which is recognized from the construction, installation and commissioning of equipment to transform customers’ facilities to operate utilizing natural gas or to allow customers to receive power or other outputs from our power generation facilities, and such services are included within certain long-term contracts to supply these customers with natural gas or outputs from our natural gas-fired facilities. Other revenue increased $38,684 and $56,260 for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019, respectively, and the increases were due to the following:

•
Increase of $49,541 and $76,410 for development services in Puerto Rico for the three and nine months ended September 30, 2020, respectively, including conversion of the customer’s infrastructure within the San Juan Power Plant and gas used by our customer for testing and commissioning their assets. Development services revenue recognized in the three months ended September 30, 2020 included $51,974 for the customer’s use of 58.6 million gallons (4.8 TBtu) of natural gas as part of commissioning their assets. Development services revenue recognized in the nine months ended September 30, 2020 included $68,458 for the customer’s use of 77.9 million gallons (6.4 TBtu) of natural gas as part of commissioning their assets.

•
Lower revenue recognized for the infrastructure projects for customers of the CHP Plant. For the three and nine months ended September 30, 2020, we recognized $0 and $687, respectively, for the completion of infrastructure projects for customers of the CHP Plant, as compared to $7,762 and $11,670 for the three and nine months ended September 30, 2019, respectively.

•
Decrease in interest income associated with the direct financing lease of the Montego Bay Facility, as all amounts recognized as revenue for activities at the Montego Bay Facility were included in Operating revenue for the three months and nine months ended September 30, 2020.

Cost of sales

Cost of sales includes the procurement of feedgas or LNG, as well as shipping and logistics costs to deliver LNG or natural gas to our facilities, power generation facilities or to our customers. Our LNG and natural gas supply are purchased from third parties or converted in our Miami Facility. Costs to convert natural gas to LNG, including labor, depreciation and other direct costs to operate our Miami Facility are also included in Cost of sales.

Cost of sales increased $25,833 and $86,556 for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019, respectively.

Cost of LNG purchased from third parties for sale to our customers or delivered for commissioning of our customer’s assets in Puerto Rico increased $29,776 and $82,586 for the three and nine months ended September 30, 2020, respectively. The increase was primarily attributable to the increase in volumes delivered of 366% and 220% compared to the three and nine months ended September 30, 2019, respectively, partially offset by the decrease in LNG cost.  The weighted-average cost of LNG purchased from third parties decreased from $0.66 per gallon ($8.02 per MMBtu) for the three months ended September 30, 2019 to $0.37 per gallon ($4.44 per MMBtu) for the three months ended September 30, 2020. The weighted-average cost of LNG purchased from third parties decreased from $0.77 per gallon ($9.32 per MMBtu) for the nine months ended September 30, 2019 to $0.51 per gallon ($6.13 per MMBtu) for the nine months ended September 30, 2020. The weighted-average cost of our inventory balance as of September 30, 2020 and December 31, 2019 was $0.29 per gallon ($3.47 per MMBtu) and $0.64 per gallon ($7.70 per MMBtu), respectively.

Charter costs associated with our expanded fleet increased Cost of sales by $3,175 and $5,247 for the three and nine months ended September 30, 2020. The increase was attributable to a full nine months of charter costs of the Old Harbour Facility in 2020 as well as additional costs associated with our San Juan Facility after the assets were placed in service in the third quarter of 2020.

The increase in Cost of sales was partially offset by decrease in costs associated with the infrastructure projects for customers of the CHP Plant of $6,751 and $9,657 for the three and nine months ended September 30, 2020, respectively.

Operations and maintenance

Operations and maintenance relates to costs of operating our facilities, exclusive of costs to convert that are reflected in Cost of sales. Operations and maintenance increased $5,095 and $13,176 for the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019, respectively. The increase is primarily a result of higher logistics costs of $3,007 and $6,560 for the three and nine months ended September 30, 2020, respectively, primarily associated with the operations of additional charter vessels deployed. Operations and maintenance also increased by $2,838 and $6,179 for the three and nine months ended September 30, 2020, respectively, for costs of operating the CHP Plant for the period after commencement of commercial operations on March 3, 2020 as well as higher payroll costs to operate our facilities. These increases were partially offset by decrease in demurrage costs.

Selling, general and administrative

Selling, general and administrative includes compensation expenses for our corporate employees, employee travel costs, insurance, professional fees for our advisors and costs associated with development activities for projects that are in initial stages and development is not yet probable. Selling, general and administrative decreased $10,064 and $31,530 for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019, respectively.

For the three months ended September 30, 2020, development costs incurred that do not qualify for capitalization decreased $12,055 and share-based compensation expense decreased $5,874 as compared to the same period in the prior year. These decreases were partially offset by increased in payroll costs associated with increased headcount of $5,565 and increased professional fees of $2,550, including of third-party fees recognized in connection with the issuance of the Senior Secured Notes and repayment of the Credit Agreement.

For the nine months ended September 30, 2020, share-based compensation expense decreased by $29,612, professional fees decreased $6,420 and development costs incurred that do not qualify for capitalization decreased $4,131 as compared to the same period in the prior year. These decreases were partially offset by $7,179 of higher payroll costs associated with increased headcount.

Contract termination charges and loss on mitigation sales

Contract termination charges and loss on mitigation sales for the three and nine months ended September 30, 2020 was $0 and $124,114, respectively. The pricing for LNG in the open market continues to be significantly lower than the pricing in our LNG supply agreement. In June 2020, we executed an agreement to terminate our obligation to purchase LNG from Centrica for the remainder of 2020 in exchange for a payment of $105,000, and we recognized this cancellation charge during the second quarter of 2020. We terminated our obligation in the second quarter of 2020 to both take advantage of the low pricing in the open market and to align future deliveries of LNG with our expected needs. We intend to purchase LNG in the open market for the remainder of our needs in 2020, significantly reducing our LNG supply cost. Purchases of LNG in the open market have reduced our cost of LNG from $0.64 per gallon ($7.75 per MMBtu) for the three months ended June 30, 2020 to $0.37 per gallon ($4.44 per MMBtu) for the three months ended September 30, 2020. The weighted-average cost of our inventory balance has decreased from $0.59 per gallon ($7.13 per MMBtu) as of June 30, 2020 to $0.29 per gallon ($3.47 per MMBtu) as of September 30, 2020.

We have experienced lower than expected consumption by some of our customers, primarily as a result of unplanned maintenance at one of our customer’s facilities in Jamaica in May and June 2020. As a result, we were unable to utilize a firm cargo purchased under our LNG supply agreement, incurring a loss of $18,906 on the sale of this cargo that was recognized during the second quarter of 2020.

We did not have such transactions during the three months ended September 30, 2020 or during the same periods in the prior year.

Depreciation and amortization

Depreciation and amortization increased $7,559 and $16,632 for the three and nine months ended September 30, 2020, respectively. The increase was primarily due to the following:

•	Increase in depreciation of $1,214 and $4,320 for our Old Harbour Facility that went into service in June 2019 for the three and nine months ended September 30, 2020, respectively;

•	Increase in depreciation of $2,820 and $6,493 for the CHP Plant that went into service in March 2020 for the three and nine months ended September 30, 2020, respectively;

•	Increase in depreciation of $1,994 for the San Juan Facility that went into service in July 2020 for both the three and nine months ended September 30, 2020;

•
Additional depreciation of $1,274 and $3,599 recognized on our Montego Bay Facility during the three and nine months ended September 30, 2020, respectively. These assets were presented as direct financing leases prior to the adoption of ASC 842, and no depreciation for such assets was previously recorded.

Interest expense

Interest expense increased $14,839 and $36,444 for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019, respectively. These increases were a result of the additional principal balances outstanding during 2020 under the Senior Secured Bonds, Senior Unsecured Bonds and the Credit Agreement (all defined below), as compared to the Term Loan Facility which was extinguished in January 2020. The principle balance of the Term Loan Facility was $496,250 as of September 30, 2019 as compared to combined outstanding amounts principle balances on the Credit Agreement, Senior Secured Bonds and Senior Unsecured Bonds of $980,000 prior to the repayment and replacement of these facilities with the Senior Secured Notes in September 2020.

Other expense, net

Other expense, net increased $781 and $4,046 for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019, respectively. The increase in expense for the three months ended September 30, 2020 was primarily due to the change in fair value of the derivative liability and equity agreement associated with our acquisition of Shannon LNG and a decrease in interest income, partially offset by decrease in unrealized loss on investment in equity securities. For the nine months ended September 30, 2020, the increase in expense was primarily a result of changes in fair value of the derivative liability and equity agreement and the decrease in interest income.

Loss on extinguishment of debt, net

Loss on extinguishment of debt for the three ended September 30, 2020 was $23,505 as a result of the extinguishment of the Senior Secured Bonds, Senior Unsecured Bonds and the Credit Agreement in September 2020. Loss on extinguishment of debt for the nine months ended September 30, 2020 of $33,062 also included the loss recognized upon the extinguishment of the Term Loan Facility in January 2020.

Tax expense (benefit)

Tax expense (benefit) for the three and nine months ended September 30, 2020 was $1,836 and $1,949, respectively, compared to tax (benefit) expense of $(64) and $337 for the three and nine months ended September 30, 2019, respectively. We continue to have valuation allowances in many of our foreign jurisdictions and tax expense for earnings generated in foreign jurisdictions has been limited. As our Puerto Rican operations begin to generate earnings, we expect to recognize current tax expense at the lower tax rate applicable under our Puerto Rican tax decree. Our expectation of current tax expense in Puerto Rico has increased our tax expense for the three and nine months ended September 30, 2020, albeit at a lower effective tax rate than the U.S. federal income tax rate.

Factors Impacting Comparability of Our Financial Results

Our historical results of operations and cash flows are not indicative of results of operations and cash flows to be expected in the future, principally for the following reasons:

•
Our historical financial results do not include significant projects that have recently been completed or are near completion. Our results of operations for the nine months ended September 30, 2020 include our Montego Bay Facility, Miami Facility, sales from our Old Harbour Facility to SJPC, and certain industrial end-users. The CHP Plant commenced commercial operations during March 2020, and our results now include revenue and results operations from sales of gas, power and steam from the CHP Plant. We also completed the development of our San Juan Facility in third quarter of 2020, and in the second quarter of 2020, we began to deliver natural gas to the San Juan Power Plant for PREPA to use in the commissioning of their assets. Our current results do not include revenue and operating results from other projects under development including the La Paz Facility, the LNG regasification facility and power plant in Puerto Sandino, Nicaragua (the “Puerto Sandino Facility”), the LNG facility on the Shannon Estuary near Ballylongford, Ireland (the “Ireland Facility”), and any potential future developments in the Philippines.

•
Our historical financial results do not reflect changes to our current long-term LNG supply agreement as well a new LNG supply agreement that will lower the cost of our LNG supply through 2030. We currently purchase the majority of our supply of LNG from third parties, sourcing approximately 97% of our LNG volumes from third parties for the three and nine months ended September 30, 2020. In June 2020, we entered into an agreement to terminate our obligation to purchase LNG from our supplier for the remainder of 2020 in exchange for a payment of $105,000, and in the third quarter of 2020, we purchased all volumes needed for our operations on the open market, significantly reducing our LNG supply costs. Our purchases of LNG in the open market have reduced our cost of LNG from $0.64 per gallon ($7.75 per MMBtu) for the three months ended June 30, 2020 to $0.37 per gallon ($4.44 per MMBtu) for the three months ended September 30, 2020. The weighted-average cost of our inventory balance has decreased from $0.59 per gallon ($7.13 per MMBtu) as of June 30, 2020 to $0.29 per gallon ($3.47 per MMBtu) as of September 30, 2020.We expect to continue to purchase LNG on the open market for the remainder of 2020. We also expect that LNG prices will recover over the long term, and in 2019, we executed an LNG supply agreement to purchase 27.5 TBtus annually beginning in 2022 at prices that are lower than the prices under our contract with our current supplier.

•
We no longer qualify as an emerging growth company or “EGC”. As an EGC we were able to take advantage of an exemption from providing an auditor’s attestation on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes Oxley Act. Following the issuance of Senior Secured Notes on September 2, 2020, we ceased to qualify as an EGC and can no longer take advantage of this exemption. We are also now required to accelerate the adoption of certain new or revised accounting pronouncements. We expect to incur additional costs associated with providing an auditor’s attestation report, adoption of accounting standards on an accelerated timeline, as well as additional audit costs resulting from PCAOB requirements.

Liquidity and Capital Resources

We believe we will have sufficient liquidity from proceeds from recent borrowings and cash flow from operations to fund our capital expenditures and working capital needs for the next 12 months. We expect to fund our current operations and continued development of additional facilities through cash on hand and cash generated from operations. We may also elect to generate additional liquidity through future debt or equity issuances. We have historically funded our developments through proceeds from our IPO and debt financing as follows:

•
Our IPO was completed on February 4, 2019, and we raised net proceeds of $268,010, inclusive of additional net proceeds raised from the exercise of the underwriter’s option to purchase additional shares and after deducting underwriting discounts and commissions and transaction costs.

•	On March 21, 2019, we drew the remaining availability on our Term Loan Facility and had $495,000 of outstanding principal as of December 31, 2019.

•
On September 5, 2019, we issued approximately $117,000 in Senior Secured Bonds and Senior Unsecured Bonds, and in December 2019, we issued an additional $63,000 in Senior Secured Bonds, which was fully funded by January 2020.

•	In January 2020, we borrowed $800,000 under the Credit Agreement, and repaid the Term Loan Facility in full.

•
On September 2, 2020, we issued $1,000,000 of Senior Secured Notes and repaid in full amounts due on the Credit Agreement, Senior Secured Bonds and Senior Unsecured Bonds. No principal payments are due on the Senior Secured Notes until maturity in 2025.

We have assumed total expenditures for all completed and existing projects to be approximately $856 million, with approximately $737 million having already been spent through September 30, 2020. This estimate represents the expenditures necessary to complete the La Paz Facility, expected expenditures to serve new industrial end-users and other planned capital expenditures. We expect to be able to fund all such committed projects with a combination of cash on hand and cash flows from operations. Through September 30, 2020, we have spent approximately $157 million to develop the Pennsylvania Facility. Approximately $20 million of construction and development costs have been expensed as we have not issued a final notice to proceed to our engineering, procurement, and construction contractors. Cost for land, as well as engineering and equipment that could be deployed to other facilities and associated financing costs of approximately $137 million, has been capitalized.

During the third quarter of 2020, we paid 50% of the $105,000 cancellation fee in connection with the termination of cargoes for the remainder of the year. The remaining cancellation fee was paid in October 2020.

Cash Flows

The following table summarizes the changes to our cash flows for the nine months ended September 30, 2020 and 2019, respectively:

	Nine Months Ended September 30,
(in thousands)	2020	2019	Change
Cash flows from:
Operating activities	$(115,710)	$(154,761)	$39,051
Investing activities	(115,704)	(295,035)	179,331
Financing activities	291,816	593,001	(301,185)
Net increase in cash, cash equivalents, and restricted cash	$60,402	$143,205	$(82,803)

Cash (used in) operating activities

Our cash flow used in operating activities was $115,710 for the nine months ended September 30, 2020, which decreased by $39,051 from $154,761 for the nine months ended September 30, 2020. Our net loss when adjusted for non-cash items was $6,787 lower than the net loss adjusted for non-cash items for the nine months ended September 30, 2019, reflecting lower cash used as a result of our operations for the nine months ended September 30, 2020. The reduction in cash flow used in operating activities for the nine months ended September 30, 2020 was also due to more favorable changes in working capital accounts.

Cash (used in) investing activities

Our cash flow used in investing activities was $115,704 for the nine months ended September 30, 2020, which decreased by $179,331 from $295,035 for the nine months ended September 30, 2019. Cash outflows for investing activities during the nine months ended September 30, 2020 were primarily used to complete the CHP Plant and the San Juan Facility, as well as construction of the La Paz Facility.

Cash used in investing activities during the nine months ended September 30, 2019 included significant capital expenditures for development of our Old Harbour Facility, CHP Plant, San Juan Facility and Pennsylvania Facility, as well as payments for significant outstanding amounts to our suppliers that were accrued as of December 31, 2018.

Cash provided by financing activities

Our cash flow provided by financing activities was $291,816 for the nine months ended September 30, 2020, which decreased by $301,185 from $593,001 for the nine months ended September 30, 2019. Cash provided by financing activities during the nine months ended September 30, 2020 was due to proceeds received from the borrowings under the Senior Secured Notes of $1,000,000, the Credit Agreement of $800,000 and Senior Secured Bonds of $52,144. A portion of these proceeds was used to fund the repayment of the Credit Agreement of $800,000, the Senior Secured Bonds and Senior Unsecured Bonds of $183,600 and the Term Loan Facility of $506,402. The proceeds received were further offset by transaction costs and other fees incurred to obtain the borrowings.

Cash flow provided by financing activities during the nine months ended September 30, 2019 were primarily consisted of the issuance of Senior Secured Bonds and Senior Unsecured Bonds of $117,000 in September 2019, additional borrowings under the Term Loan Facility of $220,000 in March 2019 and proceeds received from our IPO of $274,948 in February 2019.

Long-Term Debt

Senior Secured Notes

On September 2, 2020, the Company issued $1,000,000 of 6.75% senior secured notes in a private offering pursuant to Rule 144A under the Securities Act (the “Senior Secured Notes”). Interest is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2021; no principal payments are due until maturity on September 15, 2025. We may redeem the Senior Secured Notes, in whole or in part, at any time prior to maturity, subject to certain make-whole premiums.

The Senior Secured Notes are guaranteed, jointly and severally, by certain of our subsidiaries, in addition to other collateral. The Senior Secured Notes may limit our ability to incur additional indebtedness or issue certain preferred shares, make certain payments, and sell or transfer certain assets subject to certain financial covenants and qualifications. The Senior Secured Notes also provides for customary events of default and prepayment provisions.

We used a portion of the net cash proceeds received from the Senior Secured Notes to repay in full the outstanding principal and interest under the Credit Agreement, including related costs and expenses. We also used the remaining net proceeds, together with cash on hand, to redeem in full the outstanding Senior Secured Bonds and Senior Unsecured Bonds, including related premiums, costs and expenses, terminating the Senior Secured Bonds and Senior Unsecured Bonds. The redemption of the Senior Secured Bonds and Senior Unsecured Bonds was completed on September 21, 2020.

In connection with the issuance of the Senior Secured Notes, we incurred $17,666 in origination, structuring and other fees. Issuance costs of $13,638 were deferred as a reduction of the principal balance of the Senior Secured Notes; unamortized deferred financing costs related to lenders in the Credit Agreement that participated in the Senior Secured Notes were $6,501 and such unamortized costs were also included as a reduction of the principal balance of the Senior Secured Notes and will be amortized over the remaining term of the Senior Secured Notes. As a portion of the repayment of the Credit Agreement was a modification, we recorded $4,028 of third-party fees in Selling, general and administrative in the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2020, the remaining unamortized deferred financing costs were $19,817.

The Credit Agreement

On January 10, 2020, the Company entered into a credit agreement to borrow $800,000 in term loans (the “Credit Agreement”). The Credit Agreement was to mature in January 2023 with the full principal balance due upon maturity. Interest was payable quarterly and was based on a LIBOR rate divided by one minus the applicable reserve requirement, subject to a floor of 1.50%, plus a margin of 6.25%. The interest rate margin was to increase each year of the term by 1.50%. Outstanding balances could be prepaid at our option at any time without premium. We have used a portion of the proceeds received to extinguish the Term Loan Facility (defined below).

We were required to comply with certain financial covenants as well as usual and customary affirmative and negative covenants, including limitations on liens and incurring additional indebtedness. The facility also provided for customary events of default and cure provisions.

In connection with obtaining the Credit Agreement and the extinguishment of the Term Loan Facility, the Company incurred $37,051 in origination, structuring, and other fees which were recognized as a reduction of the principal balance of the Credit Agreement on the condensed consolidated balance sheets. On September 2, 2020, we repaid the full amount outstanding using proceeds from the Senior Secured Notes. Certain holders of the Credit Agreement participated in the issuance of Senior Secured Notes, and a portion of the repayment of the Credit Agreement was treated as a debt modification. For the portion of the Credit Agreement that was considered extinguished, $16,310 of unamortized deferred debt issuance costs was recognized as a loss on extinguishment of debt in the condensed consolidated statements of operations and comprehensive loss. The remaining unamortized deferred debt issuance costs of $6,501 will be amortized over the remaining term of the Senior Secured Notes.

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

The Term Loan Facility was secured by mortgages on certain properties owned by our subsidiaries, in addition to other collateral. The Term Loan Facility was amended in the third quarter of 2019 to allow certain properties of a consolidated subsidiary to secure the Senior Secured Bonds. We were also required to comply with certain financial covenants and other restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions.

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

The Term Loan Facility had a maturity date of December 31, 2019 with an option to extend the maturity date for two additional six-month periods. Upon the exercise of each extension option, we would pay a fee equal to 1.0% of the outstanding principal balance at the time of the exercise, and the spread on LIBOR and Base Rate would increase by 0.5%. On December 30, 2019, the Company entered into an amendment with the lenders to extend the maturity to January 21, 2020. Prior to this new maturity date, on January 15, 2020, we repaid the full amount outstanding, using proceeds from the Credit Agreement to extinguish the Term Loan Facility.

South Power Bonds

On September 2, 2019, NFE South Power Holdings Limited (“South Power”), a consolidated subsidiary of the Company, entered into a facility for the issuance of secured and unsecured bonds (the “Senior Secured Bonds” and “Senior Unsecured Bonds”, respectively) and subsequently issued $73,317 and $43,683 in Senior Secured Bonds and Senior Unsecured Bonds, respectively. The Senior Secured Bonds are secured by the CHP Plant, but excluding assets used in connection with, related to, appurtenant to, or affecting the pipeline used to supply natural gas to the CHP Plant, and related receivables and assets, and the proceeds were used to fund the completion of the CHP Plant and to reimburse shareholder advances. In the fourth quarter of 2019, South Power issued an additional $63,000 in Senior Secured Bonds. We received $10,856 of the proceeds in 2019 and received the remaining proceeds of $52,144 in January 2020.

The Senior Secured Bonds bore interest at an annual fixed rate of 8.25% and matured 15 years from the closing date of each issuance. No principal payments were due for the first seven years. Beginning in 2026, quarterly principal payments of approximately 1.6% of the original principal amount were due, with a 50% balloon payment due upon maturity. Interest payments on outstanding principal balances were due quarterly.

The Senior Unsecured Bonds bore interest at an annual fixed rate of 11.00% and matured in September 2036. No principal payments were due for the first nine years. Beginning in 2028, principal payments were due quarterly on an escalating schedule. Interest payments on outstanding principal balances were due quarterly.

South Power was required to comply with certain financial covenants as well as customary affirmative and negative covenants, including limitations on incurring additional indebtedness. The facility also provided for customary events of default, prepayment and cure provisions.

The Company paid approximately $3,892 of fees in connection with the issuance of Senior Secured Bonds and Senior Unsecured Bonds. These fees were capitalized on a pro-rata basis as a reduction of the Senior Secured Bonds and Senior Unsecured Bonds on the consolidated balance sheets. On September 21, 2020, the Company repaid the full amount outstanding including fees dues to the lenders using proceeds from the Senior Secured Notes and cash on hand. In conjunction with the repayment of the Senior Secured Bonds and Senior Unsecured Bonds, the Company recognized a loss on extinguishment of debt of $7,195 in the condensed consolidated statements of operations and comprehensive loss, including the write-off of $3,594 of unamortized deferred financing costs and prepayment premium paid to bondholders of $3,601.

Off Balance Sheet Arrangements

As of September 30, 2020, we had no off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

Contractual Obligations

We are committed to make cash payments in the future pursuant to certain of our contracts. The following table summarizes certain contractual obligations in place as of September 30, 2020:

(in thousands)	Total	Less than 1 year[1]	Years 2 to 3	Year 4 to 5	More than 5 years
Long-term debt obligations	$1,340,125	$-	$137,625	$135,000	$1,067,500
Purchase obligations	1,518,900	18,136	413,277	309,404	778,083
Operating lease obligations	159,617	11,699	73,681	34,703	39,534
Total	$3,018,642	$29,835	$624,583	$479,107	$1,885,117

[1] Includes contractual obligations from October 1, 2020 through December 31, 2020

Long-term debt obligations

For information on our long-term debt obligations, see “—Liquidity and Capital Resources—Long-Term Debt.” The amounts included in the table above are based on the total debt balance, scheduled maturities, and interest rates in effect as of September 30, 2020.

Purchase obligations

The Company is party to long term supply agreements. These contracts are principally take-or-pay contracts, which require the purchase of minimum quantities of LNG and natural gas, and these commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements.

In December 2018, the Company entered into a contract with Centrica LNG Company Limited for the purchase of 29 firm cargoes of 1.1 billion gallons of LNG (86.7 million MMBtu) scheduled for delivery between June 2019 and December 2021. Payment for each cargo is due in advance of each shipment. In June 2020, we entered into an agreement to terminate our obligation to purchase any additional LNG cargoes from Centrica for the remainder of 2020 in exchange for a cancellation fee of $105 million, which has enabled us to purchase LNG in the open market at prices that are significantly lower than the price we were obligated to pay Centrica to purchase LNG in 2020. As of September 30, 2020, the Company is committed to purchase 12 remaining cargoes in 2021.

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

Operating lease obligations

Future fixed lease payments under non-cancellable operating leases, inclusive of fixed lease payments for renewal periods the Company is reasonably certain will be exercised, are noted in the above table. Fixed lease payments for short-term leases are also included in the table above. The Company’s lease obligations are primarily related to LNG vessel time charters, marine port leases, office space and a land lease.

The Company currently has five vessels under time charter leases with non-cancellable terms ranging from nine months to seven years. The lease commitments in the table above include only the lease component of these arrangements due over the non-cancellable term and does not include any operating services.

We have leases for port space and a land site for the development of our facilities. Terms for leases of port space range from 20 to 25 years. The land site lease is held with an affiliate of the Company and has a remaining term of approximately five years with an automatic renewal term of five years for up to an additional 20 years.

Office space includes a space shared with affiliated companies in New York with a lease terms of up to 38 months and an office space in downtown Miami with a lease term of 84 months.

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

The leases of certain facilities and equipment to customers are accounted for as finance or operating leases. The current and non-current portion of finance leases are recorded within Prepaid expenses and other current assets and Finance leases, net, on the condensed consolidated balance sheets, respectively. For finance leases accounted for as sales-type leases, the profit from the sale of equipment is recognized upon lease commencement in Other revenue in the condensed consolidated statements of operations and comprehensive loss. The lease payments for finance leases are segregated into principal and interest components similar to a loan. Interest income is recognized on an effective interest method over the lease term and is included in Other revenue in the condensed consolidated statements of operations and comprehensive loss. The principal components of the lease payment are reflected as a reduction to the net investment in the finance lease. For our operating leases, the amount allocated to the leasing component is recognized over the lease term as Other revenue in the condensed consolidated statements of operations and comprehensive loss.

In addition to the revenue recognized from the leasing components of agreements with customers, Other revenue includes development services revenue recognized from the construction, installation and commissioning of equipment to transform customers’ facilities to operate utilizing natural gas or to allow customers to receive power or other outputs from our natural gas-fired power generation facilities. Revenue from these development services is recognized over time as we transfer control of the asset to the customer or based on the quantity of natural gas consumed as part of commissioning the customer’s facilities until such time that the customer has declared such conversion services have been completed. If the customer is not able to obtain control over the asset under development until such services are completed, revenue is recognized when the services are completed and the customer has control of the infrastructure. Such agreements may also include a significant financing component, and we recognize revenue for the interest income component over the term of the financing as Other revenue.

Development services are typically included in arrangements that include other distinct performance obligations, and we allocate the transaction price to each performance obligation based on its standalone selling price (“SSP”) in relation to the aggregate value of the SSP of all performance obligations in the arrangement. Some of our performance obligations have observable inputs that are used to determine the SSP of those distinct performance obligations. Where SSP is not directly observable, we primarily determine the SSP using the cost-plus approach. In the circumstances when available information to determine SSP is highly variable or uncertain, we use the residual approach.

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

We have considered that the market price of LNG can vary widely, including recent decreases throughout 2019 and 2020. Due to the decline in LNG prices, we executed a long-term LNG supply agreement to purchase 27.5 TBtus annually beginning in 2022 at prices that are expected to be significantly lower than inventory purchased under our contract with our current supplier. Further, we will take advantage of the current market pricing for LNG to supply our operations for the remainder of 2020, resulting in an overall lower average cost of LNG. Our long-term, take-or pay contracts to deliver natural gas or LNG to our customers also limit our exposure to fluctuations in natural gas and LNG as our pricing is based on the Henry Hub index plus a contractual spread. Based on the long-term nature of our contracts and the market value of the underlying assets, we do not believe that changes in the price of LNG indicate that a recoverability assessment of our assets is necessary. Further, we plan to utilize our own liquefaction facilities to manufacture our own LNG at attractive prices, secure LNG to supply our expanding operations and reduce our exposure to future LNG price variations in the long term.

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

Share-based compensation

We estimate the fair value of RSUs and performance stock units granted to employees and non-employees on the grant date based on the closing price of the underlying shares on the grant date and other fair value adjustments to account for a post-vesting holding period. These fair value adjustments were estimated based on the Finnerty model.

Current expected credit losses

During the third quarter, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Disclosure Framework – Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires financial assets measured at amortized cost basis, which include trade and other receivables, contracts assets, and finance lease receivables, be presented net of an allowance for current expected credit losses. We estimate expected credit losses based on relevant information about the current credit quality of our customers, past events, including historical experience, and reasonable and supportable forecasts that affect the collectability of the reported amount. Our estimate includes consideration of the credit quality of our customers along with the expected default and recovery rates for bonds with similar ratings and terms as the respective financial assets.

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

Interest Rate Risk

The Senior Secured Notes were issued with a fixed rate of interest, and as such, a change in interest rates would impact the fair value of the Senior Secured Notes but such a change would have no impact on our results of operations or cash flows. A 100-basis point increase or decrease in the market interest rate would decrease or increase the fair value of our fixed rate debt by between $41 million and $43 million. The sensitivity analysis presented is based on certain simplifying assumptions, including instantaneous change in interest rate and parallel shifts in the yield curve.

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

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully consider the following risk factors together with all of the other information included in this Quarterly Report, including the information under “Cautionary Statement on Forward-Looking Statements.” If any of the following risks were to occur, our business, financial condition and results of operations could be materially adversely affected. Additional risks not presently known to us or that we currently deem immaterial could also materially affect our business. This Quarterly Report includes forward-looking statements, and actual results may differ substantially from those discussed in these forward-looking statements. See  “Cautionary Statement on Forward-Looking Statements” in this Quarterly Report.

Risks Related to Our Business

We have not yet completed contracting, construction and commissioning of all of our Facilities and Liquefaction Facilities. There can be no assurance that our Facilities and Liquefaction Facilities will operate as expected, or at all.

We have not yet entered into binding construction contracts, issued “final notice to proceed” or obtained all necessary environmental, regulatory, construction and zoning permissions for all of our Facilities (as defined herein) and Liquefaction Facilities. There can be no assurance that we will be able to enter into the contracts required for the development of our Facilities and Liquefaction Facilities on commercially favorable terms, if at all, or that we will be able to obtain all of the environmental, regulatory, construction and zoning permissions we need. In particular, we will require agreements with ports proximate to our Liquefaction Facilities capable of handling the transload of LNG directly from our transportation assets to our occupying vessel. If we are unable to enter into favorable contracts or to obtain the necessary regulatory and land use approvals on favorable terms, we may not be able to construct and operate these assets as expected, or at all. Additionally, the construction of these kinds of facilities is inherently subject to the risks of cost overruns and delays. There can be no assurance that we will not need to make adjustments to our Facilities and Liquefaction Facilities as a result of the required testing or commissioning of each development, which could cause delays and be costly. Furthermore, if we do enter into the necessary contracts and obtain regulatory approvals for the construction and operation of the Liquefaction Facilities, there can be no assurance that such operations will allow us to successfully export LNG to our facilities, or that we will succeed in our goal of reducing the risk to our operations of future LNG price variations. If we are unable to construct, commission and operate all of our Facilities and Liquefaction Facilities as expected, or, when and if constructed, they do not accomplish the goals described in this Quarterly Report or our other Quarterly or Annual Reports, or if we experience delays or cost overruns in construction, our business, operating results, cash flows and liquidity could be materially and adversely affected. Expenses related to our pursuit of contracts and regulatory approvals related to our Facilities and Liquefaction Facilities still under development may be significant and will be incurred by us regardless of whether these assets are ultimately constructed and operational.

We may experience time delays, unforeseen expenses and other complications while developing our projects. These complications can delay the commencement of revenue-generating activities, reduce the amount of revenue we earn and increase our development costs.

Development projects, including our Facilities, Liquefaction Facilities, power plants, and related infrastructure are often developed in multiple stages involving commercial and governmental negotiations, site planning, due diligence, permit requests, environmental impact studies, permit applications and review, marine logistics planning and transportation and end-user delivery logistics. Projects of this type are subject to a number of risks that may lead to delay, increased costs and decreased economic attractiveness. These risks are often increased in foreign jurisdictions, where legal processes, language differences, cultural expectations, currency exchange requirements, political relations with the U.S. government, changes in the political views and structure, government representatives, new regulations, regulatory reviews, employment laws and diligence requirements can make it more difficult, time-consuming and expensive to develop a project.

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

While we plan our projects carefully and attempt to complete them according to timelines and budgets that we believe are feasible, we have experienced time delays and cost overruns in some projects that we have developed previously and may experience similar issues with future projects given the inherent complexity and unpredictability of developing infrastructure projects. For example, we previously expected to commence operations of our San Juan Facility and the converted Units 5 and 6 of the San Juan Power Plant (as defined herein) in San Juan, Puerto Rico in the third quarter of 2019. However, due in part to the earthquakes that occurred near Puerto Rico in January 2020, and third -party delays we began supplying natural gas to Units 5 and 6 in the second quarter of 2020. Delays in the development beyond our estimated timelines, or amendments or change orders to the construction contracts we have entered into and will enter into in the future, could increase the cost of completion beyond the amounts that we estimate. Increased costs could require us to obtain additional sources of financing to continue development on our estimated development timeline or to fund our operations during such development. Any delay in completion of a facility could cause a delay in the receipt of revenues estimated therefrom or cause a loss of one or more customers in the event of significant delays. As a result of any one of these factors, any significant development delay, whatever the cause, could have a material adverse effect on our business, operating results, cash flows and liquidity.

Our ability to implement our business strategy may be materially and adversely affected by many known and unknown factors.

Our business strategy relies upon our future ability to successfully market natural gas to end-users, develop and maintain cost-effective logistics in our supply chain and construct, develop and operate energy-related infrastructure in the U.S., Jamaica, Mexico, Puerto Rico, Ireland, Nicaragua and other countries where we do not currently operate. Our strategy assumes that we will be able to expand our operations into other countries, including countries in the Caribbean, enter into long-term GSAs and/or PPAs with end-users, acquire and transport LNG at attractive prices, develop infrastructure, including the Pennsylvania Facility (as defined herein), as well as other future projects, into efficient and profitable operations in a timely and cost-effective way, obtain approvals from all relevant federal, state and local authorities, as needed, for the construction and operation of these projects and other relevant approvals and obtain long-term capital appreciation and liquidity with respect to such investments. We cannot assure you if or when we will enter into contracts for the sale of LNG and/or natural gas, the price at which we will be able to sell such LNG and/or natural gas or our costs for such LNG and/or natural gas. Thus, there can be no assurance that we will achieve our target pricing, costs or margins. Our strategy may also be affected by future governmental laws and regulations. Our strategy also assumes that we will be able to enter into strategic relationships with energy end-users, power utilities, LNG providers, shipping companies, infrastructure developers, financing counterparties and other partners. These assumptions are subject to significant economic, competitive, regulatory and operational uncertainties, contingencies and risks, many of which are beyond our control. Additionally, in furtherance of our business strategy, we may acquire operating businesses or other assets in the future. Any such acquisitions would be subject to significant risks and contingencies, including the risk of integration, and we may not be able to realize the benefits of any such acquisitions.

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
•
inability, or failure, of any customer or contract counterparty to perform their contractual obligations to us (for further discussion of counterparty risk, see “– Our current ability to generate cash is substantially dependent upon the entry into and performance by customers under long-term contracts that we have entered into or will enter into in the near future, and we could be materially and adversely affected if any customer fails to perform its contractual obligations for any reason, including nonpayment and nonperformance, or if we fail to enter into such contracts at all.”);

•	inability to develop infrastructure, including our Facilities and Liquefaction Facilities, as well as other future projects, in a timely and cost-effective manner;
•	inability to attract and retain personnel in a timely and cost-effective manner;

•	failure of investments in technology and machinery, such as liquefaction technology or LNG tank truck technology, to perform as expected;
•	increases in competition which could increase our costs and undermine our profits;
•	inability to source LNG and/or natural gas in sufficient quantities and/or at economically attractive prices;
•	failure to anticipate and adapt to new trends in the energy sector in the U.S., Jamaica, the Caribbean, Mexico, Ireland, Nicaragua and elsewhere;
•	increases in operating costs, including the need for capital improvements, insurance premiums, general taxes, real estate taxes and utilities, affecting our profit margins;
•	inability to raise significant additional debt and equity capital in the future to implement our strategy as well as to operate and expand our business;
•	general economic, political and business conditions in the U.S., Jamaica, the Caribbean, Mexico, Ireland, Nicaragua and in the other geographic areas in which we intend to operate;
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

A key part of our business strategy is to attract new customers by agreeing to finance and develop new facilities, power plants, liquefaction facilities and related infrastructure in order to win new customer contracts for the supply of natural gas, LNG or power. This strategy requires us to invest capital and time to develop a project in exchange for the ability to sell natural gas, LNG or power and generate fees from customers in the future. When we develop large projects such as facilities, power plants and large liquefaction facilities, our required capital expenditure may be significant, and we typically do not generate meaningful fees from customers until the project has commenced commercial operations, which may take a year or more to achieve. If the project is not successfully developed for any reason, we face the risk of not recovering some or all of our invested capital, which may be significant. If the project is successfully developed, we face the risks that our customers may not fulfill their payment obligations or may not fulfill other performance obligations that impact our ability to collect payment. Our customer contracts and development agreements do not fully protect us against this risk and, in some instances, may not provide any meaningful protection from this risk. This risk is heightened in foreign jurisdictions, particularly if our counterparty is a government or government-related entity because any attempt to enforce our contractual or other rights may involve long and costly litigation where the ultimate outcome is uncertain.

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

We have a limited operating history and track record. As a result, our prior operating history and historical financial statements may not be a reliable basis for evaluating our business prospects or the future value of our Class A common stock. We commenced operations on February 25, 2014, and we had net losses of approximately $31.7 million in 2017, $78.2 million in 2018, and $204.3 million in 2019. Our strategy may not be successful, and if unsuccessful, we may be unable to modify it in a timely and successful manner. We cannot give you any assurance that we will be able to implement our strategy on a timely basis, if at all, or achieve our internal model or that our assumptions will be accurate. Our limited operating history also means that we continue to develop and implement various policies and procedures, including those related to project development planning, operational supply chain planning, data privacy and other matters. We will need to continue to build our team to develop and implement our strategies.

We will continue to incur significant capital and operating expenditures while we develop infrastructure for our supply chain, including for the completion of our Facilities and Liquefaction Facilities under construction, as well as other future projects. We will need to invest significant amounts of additional capital to implement our strategy. We have not yet completed constructing all of our Facilities and Liquefaction Facilities and our strategy includes the construction of additional facilities. Any delays beyond the expected development period for these assets would prolong, and could increase the level of, operating losses and negative operating cash flows. Our future liquidity may also be affected by the timing of construction financing availability in relation to the incurrence of construction costs and other outflows and by the timing of receipt of cash flows under our customer contracts in relation to the incurrence of project and operating expenses. Our ability to generate any positive operating cash flow and achieve profitability in the future is dependent on, among other things, our ability to develop an efficient supply chain (which may be impacted by the COVID-19 pandemic) and successfully and timely complete necessary infrastructure, including our Facilities and Liquefaction Facilities under construction, and fulfill our gas delivery obligations under our customer contracts.

Our business is dependent upon obtaining substantial additional funding from various sources, which may not be available or may only be available on unfavorable terms.

We believe we will have sufficient liquidity, cash flow from operations and access to additional capital sources to fund our capital expenditures and working capital needs for the next 12 months. In the future, we expect to incur additional indebtedness to assist us in developing our operations and we are considering alternative financing options, including in specific markets, or the opportunistic sale of one of our non-core assets. See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report for more information on our outstanding indebtedness. If we are unable to obtain additional funding, approvals or amendments to our financings outstanding from time to time, or if additional funding is only available on terms that we determine are not acceptable to us, we may be unable to fully execute our business plan and our business, financial condition or results of operations may be materially adversely affected. Additionally, we may need to adjust the timing of our planned capital expenditures and facilities development depending on the requirements of our existing financing and availability of such additional funding. Our ability to raise additional capital will depend on financial, economic and market conditions, which have increased in volatility and at times have been negatively impacted due to the COVID-19 pandemic, our progress in executing our business strategy and other factors, many of which are beyond our control. We cannot assure you that such additional funding will be available on acceptable terms, or at all. To the extent that we raise additional equity capital by issuing additional securities at any point in the future, our then-existing stockholders may experience dilution. Additional debt financing, if available, may subject us to restrictive covenants that could limit our flexibility in conducting future business activities and could result in us expending significant resources to service our obligations. If we are unable to comply with our existing covenants or any additional covenants and service our debt, we may lose control of our business and be forced to reduce or delay planned investments or capital expenditures, sell assets, restructure our operations or submit to foreclosure proceedings, all of which could result in a material adverse effect upon our business.

A variety of factors beyond our control could impact the availability or cost of capital, including domestic or international economic conditions, increases in key benchmark interest rates and/or credit spreads, the adoption of new or amended banking or capital market laws or regulations, the re-pricing of market risks and volatility in capital and financial markets, risks relating to the credit risk of our customers and the jurisdictions in which we operate, as well as general risks applicable to the energy sector. Our financing costs could increase or future borrowings or equity offerings may be unavailable to us or unsuccessful, which could cause us to be unable to pay or refinance our indebtedness or to fund our other liquidity needs. We also historically have relied and in the future will likely rely on borrowings under term loans and other debt instruments to fund our capital expenditures. If any of the lenders in the syndicates backing these debt instruments were unable to perform on its commitments, we may need to seek replacement financing, which may not be available as needed, or may be available in more limited amounts or on more expensive or otherwise unfavorable terms.

We may not be profitable for an indeterminate period of time.

We have a limited operating history and did not commence revenue-generating activities until 2016, and did not achieve profitability as of September 30, 2020. We have made and will continue to make significant initial investments to complete construction and begin operations of each of our Facilities, power plants and Liquefaction Facilities, and we will need to make significant additional investments to develop, improve and operate them, as well as all related infrastructure. We also expect to make significant expenditures and investments in identifying, acquiring and/or developing other future projects. We also expect to incur significant expenses in connection with the launch and growth of our business, including costs for LNG purchases, rail and truck transportation, shipping and logistics and personnel. We will need to raise significant additional debt capital to achieve our goals.

We may not be able to achieve profitability, and if we do, we cannot assure you that we would be able to sustain such profitability in the future. Our failure to achieve or sustain profitability would have a material adverse effect on our business.

Our business is heavily dependent upon our international operations, particularly in Jamaica and Puerto Rico, and any disruption to those operations would adversely affect us.

Our operations in Jamaica began in October 2016, when our Montego Bay Facility commenced commercial operations, and continue to grow, and our San Juan Facility became fully operational in the third quarter of 2020. Jamaica and Puerto Rico are subject to acts of terrorism or sabotage and natural disasters, in particular hurricanes, extreme weather conditions, crime and similar other risks which may negatively impact our operations in the region. We may also be affected by trade restrictions, such as tariffs or other trade controls. Additionally, tourism is a significant driver of economic activity in the Caribbean. As a result, tourism directly and indirectly affects local demand for our LNG and therefore our results of operations. Trends in tourism in the Caribbean are primarily driven by the economic condition of the tourists’ home country or territory, the condition of their destination, and the availability, affordability and desirability of air travel and cruises. Additionally, unexpected factors could reduce tourism at any time, including local or global economic recessions, terrorism, travel restrictions, pandemics, severe weather or natural disasters. If we are unable to continue to leverage on the skills and experience of our international workforce and members of management with experience in the jurisdictions in which we operate to manage such risks, we may be unable to provide LNG at an attractive price and our business could be materially affected.

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

Our current results of operations and liquidity are, and will continue to be in the near future, substantially dependent upon performance by JPS (as defined herein), SJPC (as defined herein) and PREPA (as defined herein), which have each entered into long-term GSAs and, in the case of JPS, a PPA in relation to the power produced at the CHP Plant (as defined herein), with us, and Jamalco (as defined herein), which has entered into a long-term SSA with us. While certain of our long-term contracts contain minimum volume commitments, our expected sales to customers under existing contracts are substantially in excess of such minimum volume commitments. Our near -term ability to generate cash is dependent on these customers’ continued willingness and ability to continue purchasing our products and services and to perform their obligations under their respective contracts. Their obligations may include certain nomination or operational responsibilities, construction or maintenance of their own facilities which are necessary to enable us to deliver and sell natural gas or LNG, and compliance with certain contractual representations and warranties.

Our credit procedures and policies may be inadequate to sufficiently eliminate risks of nonpayment and nonperformance. In assessing customer credit risk, we use various procedures including background checks which we perform on our potential customers before we enter into a long-term contract with them. As part of the background check, we assess a potential customer’s credit profile and financial position, which can include their operating results, liquidity and outstanding debt, and certain macroeconomic factors regarding the region(s) in which they operate. These procedures help us to appropriately assess customer credit risk on a case-by-case basis, but these procedures may not be effective in assessing credit risk in all instances. As part of our business strategy, we intend to target customers who have not been traditional purchasers of natural gas, including customers in developing countries, and these customers may have greater credit risk than typical natural gas purchasers. Therefore, we may be exposed to greater customer credit risk than other companies in the industry. Additionally, we may face difficulties in enforcing our contractual rights against contractual counterparties that have not submitted to the jurisdiction of U.S. courts. Further, adverse economic conditions in our industry increase the risk of nonpayment and nonperformance by customers, particularly customers that have sub-investment grade credit ratings. The COVID-19 pandemic could adversely impact our customers through decreased demand for power due to decreased economic activity and tourism, or through the adverse economic impact of the pandemic on their power customers. The impact of the COVID-19 pandemic, including governmental and other third -party responses thereto, on our customers could enhance the risk of nonpayment by such customers under our contracts, which would negatively affect our business, results of operations and financial condition.

In particular, JPS and SJPC, which are public utility companies in Jamaica, could be subject to austerity measures imposed on Jamaica by the International Monetary Fund (the “IMF”) and other international lending organizations. Jamaica is currently subject to certain public spending limitations imposed by agreements with the IMF, and any changes under these agreements could limit JPS’s and SJPC’s ability to make payments under their long-term GSAs and, in the case of JPS, its ability to make payments under its PPA, with us. In addition, our ability to operate the CHP Plant is dependent on our ability to enforce the related lease. General Alumina Jamaica Limited (“GAJ”), one of the lessors, is a subsidiary of Noble Group, which completed a financial restructuring in 2018. If GAJ is involved in a bankruptcy or similar proceeding, such proceeding could negatively impact our ability to enforce the lease. If we are unable to enforce the lease due to the bankruptcy of GAJ or for any other reason, we could be unable to operate the CHP Plant or to execute on our contracts related thereto, which could negatively affect our business, results of operations and financial condition. In addition, PREPA is currently subject to bankruptcy proceedings pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA’s ability to meet its payment obligations under its contracts will be largely dependent upon funding from the Federal Emergency Management Agency or other sources. PREPA’s contracting practices in connection with restoration and repair of PREPA’s electrical grid in Puerto Rico, and the terms of certain of those contracts, have been subject to comment and are the subject of review and hearings by U.S. federal and Puerto Rican governmental entities. In the event that PREPA does not have or does not obtain the funds necessary to satisfy obligations to us under our agreement with PREPA or terminates our agreement prior to the end of the agreed term, our financial condition, results of operations and cash flows could be materially and adversely affected.

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

Our contracts with our customers contain various termination rights. For example, each of our long-term customer contracts, including the contracts with JPS, SJPC, Jamalco and PREPA, contain various termination rights allowing our customers to terminate the contract, including, without limitation:

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

Our business and the development of energy-related infrastructure and projects generally is based on assumptions about the future availability and price of natural gas and LNG and the prospects for international natural gas and LNG markets. Natural gas and LNG prices have at various times been and may become volatile due to one or more of the following factors:

•	additions to competitive regasification capacity in North America, Europe, Asia and other markets, which could divert LNG or natural gas from our business;
•	imposition of tariffs by China or any other jurisdiction on imports of LNG from the United States;
•	insufficient or oversupply of natural gas liquefaction or export capacity worldwide;
•	insufficient LNG tanker capacity;
•	weather conditions and natural disasters;
•	reduced demand and lower prices for natural gas;
•	increased natural gas production deliverable by pipelines, which could suppress demand for LNG;
•	decreased oil and natural gas exploration activities, including shut-ins and possible proration, which have begun and may continue to decrease the production of natural gas;
•	cost improvements that allow competitors to offer LNG regasification services at reduced prices;

•	changes in supplies of, and prices for, alternative energy sources, such as coal, oil, nuclear, hydroelectric, wind and solar energy, which may reduce the demand for natural gas;
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

Adverse trends or developments affecting any of these factors, including the timing of the impact of these factors in relation to our purchases and sales of natural gas and LNG—in particular prior to our Pennsylvania Facility becoming operational—could result in increases in the prices we have to pay for natural gas or LNG, which could materially and adversely affect the performance of our customers, and could have a material adverse effect on our business, contracts, financial condition, operating results, cash flows, liquidity and prospects. The COVID-19 pandemic and certain actions by the Organization of the Petroleum Exporting Countries (“OPEC”) related to the supply of oil in the market have caused volatility and disruption in the price of oil which may negatively impact our potential customers’ willingness or ability to enter into new contracts for the purchase of natural gas. Additionally, in situations where our supply chain has capacity constraints and as a result we are unable to receive all volumes under our long -term LNG supply agreements, our supplier may sell volumes of LNG in a mitigation sale to third parties. In these cases, the factors above may impact the price and amount we receive under mitigation sales and we may incur losses that would have an adverse impact on our financial condition, results of operations and cash flows. For example, among other reasons and because spot market LNG prices in the second quarter of 2020 were significantly lower than the price at which we had previously contracted to purchase LNG, we terminated our contractual obligation to purchase LNG for the remainder of 2020 in order to purchase LNG at lower prices on the spot market during that period in exchange for a one-time payment of $105 million. There can be no assurance we will achieve our target cost or pricing goals. In particular, because we have not currently procured fixed-price, long-term LNG supply to meet all future customer demand, increases in LNG prices and/or shortages of LNG supply could adversely affect our profitability. Additionally, we intend to rely on long-term, largely fixed-price contracts for the feedgas that we need in order to manufacture and sell our LNG. Our actual costs and any profit realized on the sale of our LNG may vary from the estimated amounts on which our contracts for feedgas were originally based. There is inherent risk in the estimation process, including significant changes in the demand for and price of LNG as a result of the factors listed above, many of which are outside of our control.

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the Senior Secured Notes (as defined below).

We have a substantial amount of indebtedness, which requires significant interest and principal payments. As of September 30, 2020, we and our subsidiaries have $1,000.0 million of indebtedness, consisting of the 6.750% senior secured notes due 2025 (the “Senior Secured Notes”).

Our and our subsidiaries’ substantial amount of indebtedness could have important consequences including:

•
requiring us and certain of our subsidiaries to dedicate a substantial portion of our cash flow from operations to the payment of principal of and interest on our indebtedness, thereby reducing the funds available for operations and any future business opportunities;

•	limiting flexibility in planning for, or reacting to, changes in our business or the industry in which we operate;
•	placing us at a competitive disadvantage compared to our competitors that have less indebtedness;
•	increasing our vulnerability to adverse general economic or industry conditions; and
•
limiting our ability to obtain additional financing to fund working capital, capital expenditures, acquisitions or other general corporate requirements and increasing our cost of borrowing, and our ability to refinance our indebtedness outstanding from time to time.

Despite our substantial level of indebtedness, we and our subsidiaries will be permitted to incur substantial additional indebtedness. This could further exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the indenture under which the Senior Secured Notes were issued (the “Indenture”) contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. For example, we and our subsidiaries may enter into a senior credit facility in the future, and may incur other borrowings from time to time, including to finance facilities. Also, these restrictions do not prevent us or our subsidiaries from incurring obligations that do not constitute indebtedness. To the extent we and our subsidiaries incur further indebtedness, the substantial risks related to our level of indebtedness would increase.

We may not be able to generate sufficient cash to service all of our existing or future indebtedness, including the Senior Secured Notes, and may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our existing or future debt obligations, including the Senior Secured Notes, depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to fund our day-to-day operations or to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations and other cash requirements, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to sell assets or operations, seek additional capital or restructure or refinance our operations or indebtedness, including the Senior Secured Notes. We may not be able to implement any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations, including with respect to the Senior Secured Notes. The Indenture does, and the agreements that govern our other indebtedness outstanding from time to time may, restrict our ability to dispose of assets and use the proceeds from any such dispositions and our ability to raise debt capital to be used to repay certain indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our obligations, including with respect to the Senior Secured Notes.

If we cannot make scheduled payments on our debt, we will be in default and, as a result, lenders under any of our existing and future indebtedness and holders of the Senior Secured Notes could declare all outstanding principal and interest to be due and payable, the lenders under our debt instruments could terminate their commitments to loan money, our secured lenders could foreclose against the assets securing such borrowings and we could be forced into bankruptcy or liquidation.

We are dependent upon dividends and distributions from our subsidiaries to meet our debt service obligations, including under the Senior Secured Notes

We are a holding company and have no material assets other than our equity interest in NFE Sub LLC and NFI. We have no independent means of generating revenue. Our ability to meet our debt service obligations, including under the Senior Secured Notes, will be dependent on receipt of distributions from NFE Sub LLC and NFI, to the extent NFE Sub LLC and NFI have available cash and subject to NFE Sub LLC’s and NFI’s debt instruments and applicable law. Subject to the restrictions contained in the Indenture, future borrowings and other agreements entered into by our subsidiaries may contain restrictions or prohibitions on the payment of dividends and distributions by our subsidiaries to us. Further, our non-guarantor subsidiaries are separate and distinct legal entities, and they have no obligation, contingent or otherwise, to pay amounts due under the Senior Secured Notes or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payment. To the extent that NFE Sub LLC, NFI or their subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of their financing arrangements or are otherwise unable to provide such funds, our liquidity and financial condition could be adversely affected, and we may be unable to satisfy our obligations under our existing or future indebtedness, including under the Senior Secured Notes.

The agreements governing our indebtedness place restrictions on us and our subsidiaries, reducing operational and financing flexibility and creating default risks. These restrictions are, however, subject to certain important exceptions and qualifications.

The operating and financial covenants and restrictions in the Indenture and other indebtedness that we may incur in the future may adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our interest. The Indenture does, and the agreements governing our other indebtedness outstanding from time to time may place certain restrictions on our and our subsidiaries’ ability to, among other things:

•	incur additional indebtedness or guarantee indebtedness;
•	pay dividends or make distributions or make certain other restricted payments;
•	make certain investments;
•	create liens on our or our guarantors’ assets;
•	sell or otherwise dispose of assets;
•	enter into transactions with affiliates;
•	enter into agreements restricting our subsidiaries’ ability to pay dividends;

•	designate our subsidiaries as unrestricted subsidiaries; and
•	enter into mergers or consolidations or sell all or substantially all of our or our restricted subsidiaries’ assets.

These covenants could impair our ability to grow our business, take advantage of attractive business opportunities or successfully compete, and could restrict our ability to optimize our capital structure with asset-level debt or equity financings.

In addition, a breach of any of these covenants or other provisions under the Indenture and our other indebtedness outstanding from time to time could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in an event of default under any other debt to which a cross-acceleration or cross-default provision applies. In the event the holders of the Senior Secured Notes or other lenders accelerate the repayment of our indebtedness, we and our subsidiaries may not have sufficient assets to repay such indebtedness and we could be forced into bankruptcy or liquidation.

Moreover, although the Indenture does, and the agreements governing our other indebtedness outstanding from time to time may, limit our ability to engage in these activities, these provisions will be subject to certain important exceptions and qualifications, including exceptions and qualifications that will enable us to incur additional indebtedness, create liens and make restricted payments, any of which could be substantial. For example, our board of directors has determined to pay a dividend in respect of our common stock in the third and fourth quarter of 2020.

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

Over the past several years, changing weather patterns and climatic conditions, such as global warming, have added to the unpredictability and frequency of natural disasters in certain parts of the world, including the markets in which we operate and intend to operate, and have created additional uncertainty as to future trends. There is a growing consensus today that climate change increases the frequency and severity of extreme weather events and, in recent years, the frequency of major weather events appears to have increased. We cannot predict whether or to what extent damage that may be caused by natural events, such as severe tropical storms and hurricanes, will affect our operations or the economies in our current or future market areas, but the increased frequency and severity of such weather events could increase the negative impacts to economic conditions in these regions and result in a decline in the value or the destruction of our liquefiers and downstream facilities or affect our ability to transmit LNG. In particular, if one of the regions in which our Facilities are operating or under development is impacted by such a natural catastrophe in the future, it could have a material adverse effect on our business. Further, the economies of such impacted areas may require significant time to recover and there is no assurance that a full recovery will occur. Even the threat of a severe weather event could impact our business, financial condition or the price of our Class A common stock.

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

If one or more tankers, facilities, pipelines, facilities, equipment or electronic systems that we own, lease or operate or that deliver products to us or that supply our facilities and customers’ facilities are damaged by severe weather or any other disaster, accident, catastrophe, terrorist or cyber-attack or event, our operations and construction projects could be delayed and our operations could be significantly interrupted. These delays and interruptions could involve significant damage to people, property or the environment, and repairs could take a week or less for a minor incident to six months or more for a major interruption. Any event that interrupts the revenues generated by our operations or that causes us to make significant expenditures not covered by insurance could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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

The COVID-19 pandemic has caused, and is expected to continue to cause, economic disruptions in various regions, disruptions in global supply chains, significant volatility and disruption of financial markets and in the price of oil. In addition, the pandemic has made travel and commercial activity significantly more cumbersome and less efficient compared to pre-pandemic conditions.

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

The COVID-19 pandemic has subjected our operations, financial performance and financial condition to a number of operational financial risks. Although the services we provide are generally deemed essential, we may face negative impacts from increased operational challenges based on the need to protect employee health and safety, workplace disruptions and restrictions on the movement of people including our employees and subcontractors, and disruptions to supply chains related to raw materials and goods both at our own facilities and at customers and suppliers. We may also experience a lower demand for natural gas at our existing customers and a decrease in interest from potential customers as a result of the pandemic’s impact on the price of available fuel options, including oil-based fuels as well as strains the pandemic places on the capacity of potential customers to evaluate purchasing our goods and services. We may experience customer requests for potential payment deferrals or other contract modifications and delays of potential or ongoing construction projects due to government guidance or customer requests. Conditions in the financial and credit markets may limit the availability of funding and pose heightened risks to future financings we may require. These and other factors we cannot anticipate could adversely affect our business, financial position and results of operations. It is possible that the longer this period of economic and global supply chain and disruption continues, the greater the uncertainty will be regarding the possible adverse impact on our business operations, financial performance and results of operations.

From time to time, we may be involved in legal proceedings and may experience unfavorable outcomes.

In the future we may be subject to material legal proceedings in the course of our business, including, but not limited to, actions relating to contract disputes, business practices, intellectual property and other commercial and tax matters. Such legal proceedings may involve claims for substantial amounts of money or for other relief or might necessitate changes to our business or operations, and the defense of such actions may be both time-consuming and expensive. Further, if any such proceedings were to result in an unfavorable outcome, it could have an adverse effect on our business, financial position and results of operations.

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

The construction of energy-related infrastructure, including our Facilities and Liquefaction Facilities, as well as other future projects, involves numerous operational, regulatory, environmental, political, legal and economic risks beyond our control and may require the expenditure of significant amounts of capital during construction and thereafter. These potential risks include, among other things, the following:

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

•
the purchase of the project company holding the rights to develop and operate the Ireland Facility (as defined herein) is subject to a number of contingencies, many of which are beyond our control and could cause us not to acquire the remaining interests of the project company or cause a delay in the construction of our Ireland Facility;

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

Timely and cost-effective completion of our energy-related infrastructure, including our Facilities and Liquefaction Facilities, as well as future projects, in compliance with agreed specifications is central to our business strategy and is highly dependent on the performance of our primary building contractor and our other contractors under our agreements with them. The ability of our primary building contractor and our other contractors to perform successfully under their agreements with us is dependent on a number of factors, including their ability to:

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

We are relying on third parties for the design and engineering services underlying our estimates of the future rated capacity and performance capabilities of our Facilities and Liquefaction Facilities, as well as other future projects. If any of these facilities, when actually constructed, fails to have the rated capacity and performance capabilities that we intend, our estimates may not be accurate. Failure of any of our existing or future facilities to achieve our intended future capacity and performance capabilities could prevent us from achieving the commercial start dates under our customer contracts and could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

We perform development or construction services from time to time, which are subject to a variety of risks unique to these activities.

From time to time, we may agree to provide development or construction services as part of our customer contracts and such services are subject to a variety of risks unique to these activities. If construction costs of a project exceed original estimates, such costs may have to be absorbed by us, thereby making the project less profitable than originally estimated, or possibly not profitable at all. In addition, a construction project may be delayed due to government or regulatory approvals, supply shortages, or other events and circumstances beyond our control, or the time required to complete a construction project may be greater than originally anticipated. For example, the conversion of Unit 5 and 6 in the San Juan Power Plant was delayed in part due to the earthquakes that occurred near Puerto Rico in January 2020 and third -party delays.

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

Under the GSAs with JPS, SJPC and PREPA, we are required to deliver to JPS, SJPC and PREPA specified amounts of natural gas at specified times, while under the SSA with Jamalco, we are required to deliver steam, and under the PPA with JPS, we are required to deliver power, each of which also requires us to obtain sufficient amounts of LNG. However, we may not be able to purchase or receive physical delivery of sufficient quantities of LNG to satisfy those delivery obligations, which may provide JPS or SJPC or PREPA or Jamalco with the right to terminate its GSA, PPA or SSA, as applicable. In addition, price fluctuations in natural gas and LNG may make it expensive or uneconomical for us to acquire adequate supply of these items or to sell our inventory of natural gas or LNG at attractive prices.

We are dependent upon third-party LNG suppliers and shippers and other tankers and facilities to provide delivery options to and from our tankers and energy-related infrastructure. If LNG were to become unavailable for current or future volumes of natural gas due to repairs or damage to supplier facilities or tankers, lack of capacity, impediments to international shipping or any other reason, our ability to continue delivering natural gas, power or steam to end-users could be restricted, thereby reducing our revenues. Additionally, under tanker charters, we will be obligated to make payments for our chartered tankers regardless of use. We may not be able to enter into contracts with purchasers of LNG in quantities equivalent to or greater than the amount of tanker capacity we have purchased. If any third parties were to default on their obligations under our contracts or seek bankruptcy protection, we may not be able to replace such contracts or purchase or receive a sufficient quantity of natural gas in order to satisfy our delivery obligations under our GSAs, PPA and SSA with LNG produced at our own Liquefaction Facilities. In June 2020, Chesapeake Energy Corporation, the parent of the company party to our Chesapeake GSA, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. We are closely monitoring our exposure to Chesapeake to ensure they continue to fulfill their obligations under the Chesapeake GSA. Any permanent interruption at any key LNG supply chains that caused a material reduction in volumes transported on or to our tankers and facilities could have a material adverse effect on our business, financial condition, operating results, cash flow, liquidity and prospects.

While we have entered into contracts with a third -party to purchase a substantial portion of our currently contracted and expected LNG volumes through 2030, we will need to purchase significant additional LNG volumes to meet our delivery obligations to our downstream customers. Failure to secure contracts for the purchase of a sufficient amount of natural gas could materially and adversely affect our business, operating results, cash flows and liquidity.

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

In addition, we may not be able to successfully execute on our strategy to supply our existing and future customers with LNG produced primarily at our own facilities upon completion of the Pennsylvania Facility. See “–We have not yet completed contracting, construction and commissioning of all of our Facilities and Liquefaction Facilities. There can be no assurance that our Facilities and Liquefaction Facilities will operate as expected, or at all.”

As part of our business development, we enter into non-binding agreements, and may not agree final definitive documents on similar terms or at all.

Our business development process includes entering into non-binding letters of intent, non-binding memorandums of understanding, non-binding term sheets and responding to requests for proposals with potential customers. These agreements and any award following a request for proposals are subject to negotiating final definitive documents. The negotiation process may cause us or our potential counterparty to adjust the material terms of the agreement, including the price, term, schedule and any related development obligations.  We cannot assure you if or when we will enter into binding definitive for transactions initially described in non-binding agreements, and the terms of our binding agreements may differ materially from the terms of the related non-binding agreements. For example, we signed a non-binding memorandum of understanding with the Philippine National Oil Company on October 14, 2020.

As part of our efforts to reduce global carbon emissions, we are making investments in green hydrogen energy technologies. The innovative nature of these projects entails the risk that we may never realize the anticipated benefits we hope to achieve for the planet.

We are making investments to develop green hydrogen energy technologies as part of our long-term goal to become one of the world’s leading providers of carbon-free energy.  In October 2020, we announced our intention to partner with Long Ridge Energy Terminal and GE Gas Power to transition a power plant to be capable of burning 100% green hydrogen over the next decade, and our investment in H2Pro, an Israel-based company developing a novel, efficient, and low-cost green hydrogen production technology. We expect to make additional investments in this field in the future.  Because these technologies are innovative, we may be making investments in unproven business strategies and technologies with which we have limited or no prior development or operating experience. As an investor in these technologies, it is also possible that we could be exposed to claims and liabilities, expenses, regulatory challenges and other risks.

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

We have obtained long-term leases and corresponding rights-of-way agreements with respect to the land on which the Jamaica Facilities, the pipeline connecting the Montego Bay Facility to the Bogue Power Plant (as defined herein), the Miami Facility, the San Juan Facility and the CHP Plant are situated. However, we do not own the land. As a result, we are subject to the possibility of increased costs to retain necessary land use rights as well as local law. If we were to lose these rights or be required to relocate, our business could be materially and adversely affected. The Miami Facility is currently located on land we are leasing from an affiliate. Any payments under the existing lease or future modifications or extensions to the lease could involve transacting with an affiliate. We have also entered into LNG tanker charters in order to secure shipping capacity for our import of LNG to the Jamaica Facilities.

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

Our chartered vessels’ operations in international waters and in the territorial waters of other countries are regulated by extensive and changing international, national and local environmental protection laws, regulations, treaties and conventions in force in international waters, the jurisdictional waters of the countries in which our vessels operate, as well as the countries of our vessels’ registration, including those governing oil spills, discharges to air and water, the handling and disposal of hazardous substances and wastes and the management of ballast water. The International Maritime Organization (“IMO”) International Convention for the Prevention of Pollution from Ships of 1973, as amended from time to time, and generally referred to as “MARPOL,” can affect operations of our chartered vessels. In addition, our chartered LNG vessels may become subject to the International Convention on Liability and Compensation for Damage in Connection with the Carriage of Hazardous and Noxious Substances by Sea (the “HNS Convention”), adopted in 1996 and subsequently amended by a Protocol to the HNS Convention in April 2010. Other regulations include, but are not limited to, the designation of Emission Control Areas under MARPOL, the IMO International Convention on Civil Liability for Oil Pollution Damage of 1969, as amended from time to time, the International Convention on Civil Liability for Bunker Oil Pollution Damage, the IMO International Convention for the Safety of Life at Sea of 1974, as amended from time to time, the International Safety Management Code for the Safe Operations of Ships and for Pollution Prevention, the IMO International Convention on Load Lines of 1966, as amended from time to time and the International Convention for the Control and Management of Ships’ Ballast Water and Sediments in February 2004.

Moreover, the overall trends are towards more regulations and more stringent requirements which are likely to add to our costs of doing business. For example, IMO regulations, which became applicable on January 1, 2020, limit the sulfur content of fuel oil for ships to 0.5 weight percent starting January 1, 2020. Likewise, the European Union is considering extending its emissions trading scheme to maritime transport to reduce GHG emissions from vessels. We contract with leading vessel providers in the LNG market and look for them to take the lead in maintaining compliance with all such requirements, although the terms of our charter agreements may call for us to bear some or all of the associated costs. While we believe we are similarly situated with respect to other companies that charter vessels, we cannot assure you that these requirements will not have a material effect on our business.

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

Many competing companies have secured access to, or are pursuing development or acquisition of, LNG facilities in North America. We may face competition from major energy companies and others in pursuing our proposed business strategy to provide liquefaction and export products and services. In addition, competitors have and are developing LNG facilities in other markets, which will compete with our LNG facilities. Some of these competitors have longer operating histories, more development experience, greater name recognition, larger staffs and substantially greater financial, technical and marketing resources than we currently possess. We also face competition for the contractors needed to build our facilities. The superior resources that some of these competitors have available for deployment could allow them to compete successfully against us, which could have a material adverse effect on our business, ability to realize benefits from future projects, results of operations, financial condition, liquidity and prospects.

Failure of LNG to be a competitive source of energy in the markets in which we operate, and seek to operate, could adversely affect our expansion strategy.

Our operations are, and will be, dependent upon LNG being a competitive source of energy in the markets in which we operate. In the United States, due mainly to a historic abundant supply of natural gas and discoveries of substantial quantities of unconventional, or shale, natural gas, imported LNG has not developed into a significant energy source. The success of the domestic liquefaction component of our business plan is dependent, in part, on the extent to which natural gas can, for significant periods and in significant volumes, be produced in the United States at a lower cost than the cost to produce some domestic supplies of other alternative energy sources, and that it can be transported at reasonable rates through appropriately scaled infrastructure. The COVID-19 pandemic and actions by OPEC have significantly impacted energy markets, and the price of oil has recently traded at historic low prices.

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

Our strategy is to maintain a manageable balance between LNG purchases, on the one hand, and sales or future delivery obligations, on the other hand. Through these transactions, we seek to earn a margin for the LNG purchased by selling LNG for physical delivery to third-party users, such as public utilities, shipping/marine cargo companies, industrial users, railroads, trucking fleets and other potential end-users converting from traditional ADO or oil fuel to natural gas. These strategies cannot, however, eliminate all price risks. For example, any event that disrupts our anticipated supply chain could expose us to risk of loss resulting from price changes if we are required to obtain alternative supplies to cover these transactions. We are also exposed to basis risks when LNG is purchased against one pricing index and sold against a different index. Moreover, we are also exposed to other risks, including price risks on LNG we own, which must be maintained in order to facilitate transportation of the LNG to our customers or to our facilities. If we were to incur a material loss related to commodity price risks, it could have a material adverse effect on our financial position, results of operations and cash flows. There can be no assurance that we will complete the Pennsylvania Facility or be able to supply our facilities and the CHP Plant with LNG produced at our own facilities. Even if we do complete the Pennsylvania Facility, there can be no assurance that it will operate as expected or that we will succeed in our goal of reducing the risk to our operations of future LNG price variations.

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

The substantial majority of our anticipated revenue in 2020 will be dependent upon our assets and customers in Jamaica and Puerto Rico. Jamaica and Puerto Rico have historically experienced economic volatility and the general condition and performance of their economies, over which we have no control, may affect our business, financial condition and results of operations. Due to our current lack of asset and geographic diversification, an adverse development at the Jamaica Facilities or our San Juan Facility, in the energy industry or in the economic conditions in Jamaica or Puerto Rico, would have a significantly greater impact on our financial condition and operating results than if we maintained more diverse assets and operating areas.

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

Title VII of the Dodd-Frank Act established federal regulation of the OTC derivatives market and made other amendments to the Commodity Exchange Act that are relevant to our business. The provisions of Title VII of the Dodd-Frank Act and the rules adopted thereunder by the Commodity Futures Trading Commission (the “CFTC”), the SEC and other federal regulators may adversely affect our ability to manage certain of our risks on a cost-effective basis. Such laws and regulations may also adversely affect our ability to execute our strategies with respect to hedging our exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory and to price risk attributable to future purchases of natural gas to be utilized as fuel to operate our facilities, our CHP Plant and to secure natural gas feedstock for our Liquefaction Facilities.

The CFTC has proposed new rules setting limits on the positions in certain core futures contracts, economically equivalent futures contracts, options contracts and swaps for or linked to certain physical commodities, including natural gas, held by market participants, with limited exemptions for certain bona fide hedging and other types of transactions. The CFTC has also adopted final rules regarding aggregation of positions, under which a party that controls the trading of, or owns 10% or more of the equity interests in, another party will have to aggregate the positions of the controlled or owned party with its own positions for purposes of determining compliance with position limits unless an exemption applies. The CFTC’s aggregation rules are now in effect, though CFTC staff have granted relief, until August 12, 2022, from various conditions and requirements in the final aggregation rules. With the implementation of the final aggregation rules and upon the adoption and effectiveness of final CFTC position limits rules, our ability to execute our hedging strategies described above could be limited. It is uncertain at this time whether, when and in what form the CFTC’s proposed new position limits rules may become final and effective.

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

The European Market Infrastructure Regulation (“EMIR”) may result in increased costs for OTC derivative counterparties and also lead to an increase in the costs of, and demand for, the liquid collateral that EMIR requires central counterparties to accept. Although we expect to qualify as a non-financial counterparty under EMIR and thus not be required to post margin under EMIR, our subsidiaries and affiliates operating in the Caribbean may still be subject to increased regulatory requirements, including recordkeeping, marking to market, timely confirmations, derivatives reporting, portfolio reconciliation and dispute resolution procedures. Regulation under EMIR could significantly increase the cost of derivatives contracts, materially alter the terms of derivatives contracts and reduce the availability of derivatives to protect against risks that we encounter. The increased trading costs and collateral costs may have an adverse impact on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Our subsidiaries and affiliates operating in the Caribbean may be subject to the Regulation on Wholesale Energy Market Integrity and Transparency (“REMIT”) as wholesale energy market participants. This classification imposes increased regulatory obligations on our subsidiaries and affiliates, including a prohibition to use or disclose insider information or to engage in market manipulation in wholesale energy markets, and an obligation to report certain data. These regulatory obligations may increase the cost of compliance for our business and if we violate these laws and regulations, we could be subject to investigation and penalties.

Failure to obtain and maintain permits, approvals and authorizations from governmental and regulatory agencies on favorable terms with respect to the design, construction and operation of our facilities could impede operations and construction and could have a material adverse effect on us.

The design, construction and operation of energy-related infrastructure, including our existing and proposed facilities, the import and export of LNG and the transportation of natural gas, are highly regulated activities at the federal, state and local levels. Approvals of the DOE under Section 3 of the NGA, as well as several other material governmental and regulatory permits, approvals and authorizations, including under the CAA and the CWA and their state analogues, may be required in order to construct and operate an LNG facility and export LNG. Permits, approvals and authorizations obtained from the DOE and other federal and state regulatory agencies also contain ongoing conditions, and additional requirements may be imposed. Certain federal permitting processes may trigger the requirements of the National Environmental Policy Act (“NEPA”), which requires federal agencies to evaluate major agency actions that have the potential to significantly impact the environment. Compliance with NEPA may extend the time and/or increase the costs for obtaining necessary governmental approvals associated with our operations and create independent risk of legal challenges to the adequacy of the NEPA analysis, which could result in delays that may adversely affect our business, contracts, financial condition, operating results, cash flow, liquidity and profitability. On July 15, 2020, the White House Council on Environmental Quality issued a final rule revising NEPA regulations; however, the regulations, which would become effective 60 days after publication, have been challenged in court, and thus the impacts of any such revisions are uncertain at this time. On June 18, 2020, we received an order from FERC, which asked us to explain why our San Juan Facility is not subject to FERC’s jurisdiction under section 3 of the NGA. Because we do not believe that the San Juan Facility is jurisdictional, we provided our reply to FERC on July 20, 2020 and requested that FERC act expeditiously. We do not know if or when FERC will respond to our reply, or the outcome of any such response. Although FERC has civil penalty authority and the authority to authorize the siting, construction, and operation of jurisdictional LNG facilities, we do not know, nor has FERC indicated, what remedy FERC may require if FERC determines that our San Juan Facility is subject to FERC’s Section 3 jurisdiction. In addition, we may be subject to additional requirements and new regulations by relevant authorities in Jamaica, Mexico, Ireland, Nicaragua or other jurisdictions, including with respect to land use approvals and permits needed to construct and operate our facilities and sell LNG and power.

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

In the United States to date, no comprehensive climate change legislation has been implemented at the federal level, although various individual states and state coalitions have adopted or considered adopting legislation, regulations or other regulatory initiatives, including GHG cap and trade programs, carbon taxes, reporting and tracking programs, and emission restrictions, pollution reduction incentives, or renewable energy or low-carbon replacement fuel quotas. At the international level, the United Nations-sponsored “Paris Agreement” was signed by 195 countries who agreed to limit their GHG emissions through non-binding, individually-determined reduction goals every five years after 2020. Although the United States has announced its withdrawal from such agreement, effective November 4, 2020, other countries where we operate or plan to operate, including Jamaica, Ireland, Mexico, and Nicaragua, have signed or acceded to this agreement. However, the scope of future domestic climate and GHG emissions-focused regulatory requirements, if any, remain uncertain.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political uncertainty in the United States. For example, based in part on the publicized climate plan and pledges by the Democratic nominee for President, a change in administration as a result of the domestic 2020 Presidential election may lead to significant legislation, rulemaking, or executive orders that seek to address climate change, incentivize low-carbon infrastructure or initiatives, or ban or restrict the exploration and production of fossil fuels. Other actions that could be pursued by presidential candidates may include more restrictive requirements for the establishment of pipeline infrastructure or the permitting of LNG export facilities, as well as the reversal of the United States’ withdrawal from the Paris Agreement.

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

Hydraulic Fracturing. Certain of our suppliers of natural gas and LNG employ hydraulic fracturing techniques to stimulate natural gas production from unconventional geological formations (including shale formations), which currently entails the injection of pressurized fracturing fluids (consisting of water, sand and certain chemicals) into a well bore. Moreover, hydraulically fractured natural gas wells account for a significant percentage of the natural gas production in the U.S.; the U.S. Energy Information Administration reported in 2016 that hydraulically fractured wells provided two-thirds of U.S. marketed gas production in 2015. The requirements for permits or authorizations to conduct these activities vary depending on the location where such drilling and completion activities will be conducted. Several states have adopted or considered adopting regulations to impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing operations, or to ban hydraulic fracturing altogether. As with most permitting and authorization processes, there is a degree of uncertainty as to whether a permit will be granted, the time it will take for a permit or approval to be issued and any conditions which may be imposed in connection with the granting of the permit. Certain regulatory authorities have delayed or suspended the issuance of permits or authorizations while the potential environmental impacts associated with issuing such permits can be studied and appropriate mitigation measures evaluated. In addition to state laws, some local municipalities have adopted or considered adopting land use restrictions, such as city ordinances, that may restrict the performance of or prohibit the well drilling in general and/or hydraulic fracturing in particular.

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

We conduct business throughout the world, and our business activities and services are subject to various applicable import and export control laws and regulations of the United States and other countries, particularly countries in the Caribbean, Ireland, Mexico,  Nicaragua and the other countries in which we seek to do business. We must also comply with U.S. trade and economic sanctions laws, including the U.S. Commerce Department’s Export Administration Regulations and economic and trade sanctions regulations maintained by the U.S. Treasury Department’s Office of Foreign Assets Control. Although we take precautions to comply with all such laws and regulations, violations of governmental export control and economic sanctions laws and regulations could result in negative consequences to us, including government investigations, sanctions, criminal or civil fines or penalties, more onerous compliance requirements, loss of authorizations needed to conduct aspects of our international business, reputational harm and other adverse consequences. Moreover, it is possible that we could invest both time and capital into a project involving a counterparty who may become subject to sanctions. If any of our counterparties becomes subject to sanctions as a result of these laws and regulations or otherwise, we may face an array of issues, including, but not limited to: having to abandon the related project, being unable to recuperate prior invested time and capital or being subject to law suits, investigations or regulatory proceedings that could be time-consuming and expensive to respond to and which could lead to criminal or civil fines or penalties.

We are also subject to anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act (“FCPA”), which generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits. Some of the jurisdictions in which we currently, or may in the future, operate may present heightened risks for FCPA issues, such as Nicaragua, Jamaica, Mexico and Puerto Rico. Although we have adopted policies and procedures that are designed to ensure that we, our employees and other intermediaries comply with the FCPA, it is highly challenging to adopt policies and procedures that ensure compliance in all respects with the FCPA, particularly in high-risk jurisdictions. Developing and implementing policies and procedures is a complex endeavor. There is no assurance that these policies and procedures will work effectively all of the time or protect us against liability under anti-corruption laws and regulations, including the FCPA, for actions taken by our employees and other intermediaries with respect to our business or any businesses that we may acquire.

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

Risks Related to the Jurisdictions in Which We Operate

We are currently highly dependent upon economic, political and other conditions and developments in the Caribbean, particularly Jamaica, Puerto Rico and the other jurisdictions in which we operate.

We currently conduct a meaningful portion of our business in Jamaica and Puerto Rico. As a result, our current business, results of operations, financial condition and prospects are materially dependent upon economic, political and other conditions and developments in Jamaica and Puerto Rico.

We currently have interests and operations in Jamaica and the United States (including Puerto Rico) and currently intend to expand into additional markets in the Caribbean, Mexico, Ireland, Nicaragua and other geographies, and such interests are subject to governmental regulation in each market. The governments in these markets differ widely with respect to structure, constitution and stability and some countries lack mature legal and regulatory systems. To the extent that our operations depend on governmental approval and regulatory decisions, the operations may be adversely affected by changes in the political structure or government representatives in each of the markets in which we operate. Recent political, security and economic changes have resulted in political and regulatory uncertainty in certain countries in which we operate or may pursue operations. Some of these markets have experienced political, security and economic instability in the recent past and may experience instability in the future. In 2019, public demonstrations in Puerto Rico led to the governor’s resignation and the political change interrupted the bidding process for the privatization of PREPA’s transmission and distribution systems. While our operations were not, to date, impacted by the demonstrations or changes in Puerto Rico’s administration, any substantial disruption in our ability to perform our obligations under the Fuel Sale and Purchase Agreement with PREPA could have a material adverse effect on our financial condition, results of operations and cash flows. Furthermore, we cannot predict how our relationship with PREPA could change given PREPA’s award for its transmission and distribution system. PREPA may seek to find alternative power sources or purchase substantially less natural gas from us than what we currently expect to sell to PREPA.

Any slowdown or contraction affecting the local economy in a jurisdiction in which we operate could negatively affect the ability of our customers to purchase LNG, natural gas, steam or power from us or to fulfill their obligations under their contracts with us. If the economy in Jamaica, Puerto Rico or other jurisdictions in which we operate worsens because of, for example:

•	lower economic activity, including as a result of the COVID-19 pandemic which has significantly affected Jamaica’s and other jurisdictions’ tourism industries;
•	change in applicable laws;
•	an increase in oil, natural gas or petrochemical prices;
•	devaluation of the applicable currency;
•	higher inflation; or
•	an increase in domestic interest rates,

then our business, results of operations, financial condition and prospects may also be significantly affected by actions taken by the government in the jurisdictions in which we operate. The COVID-19 pandemic has resulted in lower economic activity and a decrease in oil prices worldwide. Certain of the jurisdictions in which we operate have recently restricted travel, implemented workforce pressures, and experienced reduced business development, travel, hospitality and tourism due to COVID-19. Caribbean governments traditionally have played a central role in the economy and continue to exercise significant influence over many aspects of it. They may make changes in policy, or new laws or regulations may be enacted or promulgated, relating to, for example, monetary policy, taxation, exchange controls, interest rates, regulation of banking and financial services and other industries, government budgeting and public sector financing. These and other future developments in the Jamaican economy or in the governmental policies in our Caribbean markets may reduce demand for our products and adversely affect our business, financial condition, results of operations or prospects. For example, JPS and SJPC are subject to the mandate of the OUR. The OUR regulates the amount of money that power utilities in Jamaica, including JPS and SJPC, can charge their customers. Though the OUR cannot impact the fixed price we charge our customers for LNG, pricing regulations by the OUR and other similar regulators could negatively impact our customers’ ability to perform their obligations under our GSAs and, in the case of JPS, the PPA, which could adversely affect our business, financial condition, results of operations or prospects.

Our development activities and future operations in Nicaragua may be materially affected by political, economic and other uncertainties.

Nicaragua has recently experienced political and economic challenges. Specifically, in 2018, U.S. legislation was approved to restrict U.S. aid to Nicaragua. In 2018, 2019 and 2020, U.S. and European governmental authorities imposed a number of sanctions against entities and individuals in or associated with the government of Nicaragua and Venezuela. If any of our counterparties becomes subject to sanctions as a result of these laws and regulations, changes thereto or otherwise, we may face an array of issues, including, but not limited to: having to suspend our development or operations on a temporary or permanent basis, being unable to recuperate prior invested time and capital or being subject to lawsuits, investigations or regulatory proceedings that could be time-consuming and expensive to respond to and which could lead to criminal or civil fines or penalties. There is also a risk of civil unrest, strikes or political turmoil in Nicaragua, and the outcome of any such unrest cannot be predicted.

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

Risks Inherent in Owning Class A common stock

We are a “controlled company” within the meaning of NASDAQ rules and, as a result, qualify for and intend to rely on exemptions from certain corporate governance requirements.

Affiliates of certain entities controlled by Wesley R. Edens and Randal A. Nardone (“Consenting Entities”) hold a majority of the voting power of our stock. As a result, we are a controlled company within the meaning of the NASDAQ Global Select Market (“NASDAQ”) corporate governance standards. Under NASDAQ rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a controlled company and may elect not to comply with certain NASDAQ corporate governance requirements, including the requirements that:

•	a majority of the board of directors consist of independent directors as defined under the rules of NASDAQ;
•	the nominating and governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•	the compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

These requirements will not apply to us as long as we remain a controlled company. A controlled company does not need its board of directors to have a majority of independent directors or to form independent compensation and nominating and governance committees. We intend to utilize some or all of these exemptions. Accordingly, our corporate governance may not afford the same protections as companies that are subject to all of the corporate governance requirements of NASDAQ.

A small number of our original investors have the ability to direct the voting of a majority of our stock, and their interests may conflict with those of our other securityholders.

As of October 26, 2020, affiliates of the Consenting Entities own an aggregate of approximately 100,035,675 Class A common stock, representing 59.3% of our voting power. As of October 26, 2020, Wesley R. Edens and Randal A. Nardone directly or indirectly own 72,627,775 Class A common stock and 26,196,526 Class A common stock, respectively, representing 43.0% and 15.5% of the voting power of the Class A common stock respectively. The beneficial ownership of greater than 50% of our voting stock means affiliates of the Consenting Entities are able to control matters requiring stockholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our Class A common stock will be able to affect the way we are managed or the direction of our business. The interests of the affiliates of the Consenting Entities with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other securityholders.

Given this concentrated ownership, the affiliates of the Consenting Entities would have to approve any potential acquisition of us. The existence of a significant stockholder may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our company. Moreover, the concentration of share ownership with affiliates of the Consenting Entities may adversely affect the trading price of our securities, to the extent investors perceive a disadvantage in owning securities of a company with a significant stockholder.

Furthermore, in connection with the IPO, we entered into a shareholders’ agreement (the “Shareholders’ Agreement”) with New Fortress Energy Holdings and its affiliates, and in connection with the Exchange Transactions, New Fortress Energy Holdings assigned, pursuant to the terms of the Shareholders’ Agreement, to the Consenting Entities, New Fortress Energy Holdings’ right to designate a certain number of individuals to be nominated for election to our board of directors so long as its assignees collectively beneficially own at least 5% of the outstanding Class A common stock. The Shareholders’ Agreement provides that the parties to the Shareholders’ Agreement (including certain former members of New Fortress Energy Holdings) shall vote their stock in favor of such nominees. In addition our Certificate of Incorporation provides the Consenting Entities the right to approve certain material transactions so long as the Consenting Entities and their affiliates collectively, directly or indirectly, own at least 30% of the outstanding Class A common stock.

Our Certificate of Incorporation and By-Laws, as well as Delaware law, contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our securities and could deprive our investors of the opportunity to receive a premium for their securities.

Our Certificate of Incorporation and By-Laws authorize our board of directors to issue preferred stock without stockholder approval in one or more series, designate the number of stock constituting any series, and fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. If our board of directors elects to issue preferred stock, it could be more difficult for a third -party to acquire us. In addition, some provisions of our Certificate of Incorporation and By-Laws could make it more difficult for a third -party to acquire control of us, even if the change of control would be beneficial to our securityholders. These provisions include:

•	dividing our board of directors into three classes of directors, with each class serving staggered three-year terms;
•
providing that all vacancies, including newly created directorships, may, except as otherwise required by law, or, if applicable, the rights of holders of a series of preferred stock, only be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

•
permitting special meetings of our stockholders to be called only by (i) the chairman of our board of directors, (ii) a majority of our board of directors, or (iii) a committee of our board of directors that has been duly designated by the board of directors and whose powers include the authority to call such meetings;

•	prohibiting cumulative voting in the election of directors;
•	establishing advance notice provisions for stockholder proposals and nominations for elections to the board of directors to be acted upon at meetings of the stockholders; and
•	providing that the board of directors is expressly authorized to adopt, or to alter or repeal our certain provisions of our organizational documents to the extent permitted by law.

Additionally, our Certificate of Incorporation provides that we have opted out of Section 203 of the Delaware General Corporation Law. However, our Certificate of Incorporation includes a similar provision, which, subject to certain exceptions, prohibits us from engaging in a business combination with an “interested stockholder,” unless the business combination is approved in a prescribed manner. Subject to certain exceptions, an “interested stockholder” means any person who, together with that person’s affiliates and associates, owns 15% or more of our outstanding voting stock or an affiliate or associate of ours who owned 15% or more of our outstanding voting stock at any time within the previous three years, but shall not include any person who acquired such stock from the Consenting Entities or NFE SMRS Holdings LLC (except in the context of a public offering) or any person whose ownership of stock in excess of 15% of our outstanding voting stock is the result of any action taken solely by us. Our Certificate of Incorporation provides that the Consenting Entities and NFE SMRS Holdings LLC and any of their respective direct or indirect transferees, and any group as to which such persons are a party, do not constitute “interested stockholders” for purposes of this provision.

Our Certificate of Incorporation and By-Laws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our Certificate of Incorporation and By-Laws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is, to the fullest extent permitted by applicable law, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim against us or any of our directors, officers or employees arising pursuant to any provision of our organizational documents, the Delaware Limited Liability Company Act or the DGCL, as applicable, or (iv) any action asserting a claim against us or any of our directors, officers or employees that is governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Any person or entity purchasing or otherwise acquiring any interest in our stock will be deemed to have notice of, and consented to, the provisions described in the preceding sentence. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it considers more likely to be favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our organizational documents inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition, results of operations or prospects.

We may issue preferred stock, the terms of which could adversely affect the voting power or value of our Class A common stock.

Our Certificate of Incorporation and By-Laws authorize us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our Class A common stock respecting dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our Class A common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the Class A common stock.

The market price of our Class A common stock could be adversely affected by sales of substantial amounts of our Class A common stock in the public or private markets or the perception in the public markets that these sales may occur.

As of October 26, 2020, 100,035,675 Class A common stock representing 59.3% of our voting power are held by affiliates of the Consenting Entities. Sales by the affiliates of the Consenting Entities or other holders of a substantial number of our Class A common stock in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our Class A common stock or could impair our ability to obtain capital through an offering of equity securities. In addition, we have agreed to provide registration rights to certain former members of New Fortress Energy Holdings.

An active, liquid and orderly trading market for our Class A common stock may not be maintained and the price of our Class A common stock may fluctuate significantly.

Prior to January 2019, there was no public market for our Class A common stock. An active, liquid and orderly trading market for our Class A common stock may not be maintained. Active, liquid and orderly trading markets usually result in less price volatility and more efficiency in carrying out investors’ purchase and sale orders. The market price of our Class A common stock could vary significantly as a result of a number of factors, some of which are beyond our control. In the event of a drop in the market price of our Class A common stock, you could lose a substantial part or all of your investment in our Class A common stock.

We recently ceased to be an emerging growth company, and now are required to comply with certain heightened reporting requirements, including those relating to auditing standards and disclosure about our executive compensation.

The Jumpstart Our Business Startups Act of 2012, or “JOBS Act”, contains provisions that, among other things, relax certain reporting requirements for “emerging growth companies,” including certain requirements relating to auditing standards and compensation disclosure. Prior to September 2, 2020, we were classified as an emerging growth company. As an emerging growth company, we were not required to, among other things, (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (iii) provide certain disclosures regarding executive compensation required of larger public companies or (iv) hold nonbinding advisory votes on executive compensation. When were were an emerging growth company, we followed the exemptions described above. We also elected to use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act. This election allowed us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result, our financial statements may not be comparable to companies that comply with public company effective dates, and our stockholders and potential investors may have difficulty in analyzing our operating results if comparing us to such companies. In addition, because we relied on exemptions available to emerging growth companies, our previous public filings and this filing contain less information about our executive compensation and internal control over financial reporting than issuers that are not emerging growth companies.

We expect to incur additional costs associated with the heightened reporting requirements described above, including the requirement to provide auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, as well as additional audit costs resulting from PCAOB requirements. In addition, our auditors may identify control deficiencies of varying degrees of severity, and we may incur significant costs to remediate those deficiencies or otherwise improve our internal controls. As a public company, we are required to report any control deficiencies that constitute a “material weakness” in our internal control over financial reporting, and doing so could impair our ability to raise capital and otherwise adversely affect the value of our securities.

If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our securities.

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a publicly traded company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We cannot be certain that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of the Sarbanes-Oxley Act. Any failure to develop or maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act, may strain our resources, increase costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company with stock listed on NASDAQ, we are and will be subject to an extensive body of regulations that did not apply to us previously, including certain provisions of the Sarbanes-Oxley Act, the Dodd-Frank Act, regulations of the SEC and NASDAQ requirements. Compliance with these rules and regulations increase our legal, accounting, compliance and other expenses that we did not incur prior to the IPO and has made some activities more time-consuming and costly. For example, as a result of becoming a public company, we added independent directors and created additional board committees. We entered into an administrative services agreement with FIG LLC, an affiliate of Fortress Investment Group (which currently employs Messrs. Edens, our chief executive officer and chairman of our Board of Directors, and Nardone, one of our Directors), in connection with the IPO, pursuant to which FIG LLC provides us with certain back-office services and charges us for selling, general and administrative expenses incurred to provide these services. FIG LLC will also continue to provide compliance services for the foreseeable future. In addition, we may incur additional costs associated with our public company reporting requirements and maintaining directors’ and officers’ liability insurance. It is possible that our actual incremental costs of being a publicly traded company will be higher than we currently estimate, and the incremental costs may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our Class A common stock or if our operating results do not meet their expectations, our share price could decline.

The trading market for our Class A common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose viability in the financial markets, which in turn could cause our share price or trading volume to decline.

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

We may fail to realize the anticipated benefits of the Exchange Transactions and the Conversion or those benefits may take longer to realize than expected or may not offset the costs of the Exchange Transactions and the Conversion, which could have an adverse impact on the trading price of our securities.

We expect the Exchange Transactions and the Conversion will confer several significant benefits to us. Most notably, we expect that the Exchange Transactions will significantly reduce our future tax distribution obligations to the members of NFI, which will enable us to instead invest those funds to develop projects that we expect will increase our returns for all stockholders, enhance our liquidity, improve our credit profile and potentially lower our cost of capital. We believe that the Conversion will, among other things, improve trading liquidity, expand our global investor base and drive greater value for all of our stockholders over time. However, the level of interest in our Class A common stock may not meet our expectations. For example, the benchmark stock indices may change their eligibility requirements in a manner that is adverse to us or otherwise determine not to include our Class A common stock. Moreover, even if we succeed in having our Class A common stock included in key stock indices, this may not result in the increased demand for our stock that we anticipate.

We may fail to realize the anticipated benefits of the Exchange Transactions and the Conversion or those benefits may take longer to realize than we expect. Moreover, there can be no assurance that the anticipated benefits of the Exchange Transactions and the Conversion will offset their costs. Our failure to achieve the anticipated benefits of the Exchange Transactions and the Conversion at all or in a timely manner, or a failure of any benefits realized to offset its costs, could have an adverse impact on the trading price of our securities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit Number	Description

3.1
Certificate of Formation of New Fortress Energy LLC (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-228339), filed with the SEC on November 9, 2018)

3.2
Certificate of Amendment to Certificate of Formation of New Fortress Energy LLC (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-228339), filed with the SEC on November 9, 2018)

3.3
First Amended and Restated Limited Liability Company Agreement of New Fortress Energy LLC, dated February 4, 2019 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019)

3.4
Certificate of Incorporation of New Fortress Energy Inc. (incorporated by reference to Exhibit 99.3 to Registrant’s Quarterly Report on Form 10-Q (File No. 001-38790), filed with the SEC on August 4, 2020)

3.5	Bylaws of New Fortress Energy Inc. (incorporated by reference to Exhibit 99.4 to Registrant’s Quarterly Report on Form 10-Q (File No. 001-38790), filed with the SEC on August 4, 2020)

4.1
Indenture, dated September 2, 2020, by and among New Fortress Energy Inc., the subsidiary guarantors from time to time party thereto, and U.S. Bank National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38790), filed with the SEC on September 2, 2020)

4.2
Pledge and Security Agreement, by and among New Fortress Energy Inc., the subsidiary guarantees from time to time party thereto, and U.S. Bank National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38790), filed with the SEC on September 2, 2020)

10.1
Mutual Agreement, dated June 3, 2020, by and among New Fortress Energy LLC, Fortress Equity Partners GP, LLC, WRE 2012 Trust LLC, FEP HoldCo LLC, Wesley R Edens, Randal A Nardone, NFE SMRS Holdings LLC and NFE Sub LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on June 9, 2020)

10.2
Amended and Restated Limited Liability Company Agreement of New Fortress Intermediate LLC, dated February 4, 2019 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019)

10.3†
New Fortress Energy LLC 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-229507), filed with the SEC on February 4, 2019)

10.4†
Form of Director Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-228339), filed with the SEC on December 24, 2018)

10.5†
Form of Employee Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001- 38790), filed with the SEC on May 15, 2019)

10.6
Shareholders’ Agreement, dated February 4, 2019, by and among New Fortress Energy LLC, New Fortress Energy Holdings LLC, Wesley R. Edens and Randal A. Nardone (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019)

10.7
Administrative Services Agreement, dated February 4, 2019, by and between New Fortress Intermediate LLC and FIG LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019)

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

NEW FORTRESS ENERGY INC.
Date: October 29, 2020
	By:	/s/ Wesley R. Edens
	Name:	Wesley R. Edens
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: October 29, 2020
	By:	/s/ Christopher S. Guinta
	Name:	Christopher S. Guinta
	Title:	Chief Financial Officer
(Principal Financial Officer)

Date: October 29, 2020
	By:	/s/ Yunyoung Shin
	Name:	Yunyoung Shin
	Title:	Chief Accounting Officer
(Principal Accounting Officer)