Form 10-Q
period 2021-03-31
New Fortress Energy Inc.
filed 2021-05-07
CIK 1749723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 3, 2021, the registrant had 206,698,564 Class A common stock outstanding.

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

CAA	Clean Air Act

CERCLA	Comprehensive Environmental Response, Compensation and Liability Act

CWA	Clean Water Act

DOE	U.S. Department of Energy

FERC	Federal Energy Regulatory Commission

GAAP	generally accepted accounting principles in the United States

GHG	greenhouse gases

GSA	gas sales agreement

Henry Hub	a natural gas pipeline located in Erath, Louisiana that serves as the official delivery location for futures contracts on the New York Mercantile Exchange

ISO container	International Organization of Standardization, an intermodal container

LNG	natural gas in its liquid state at or below its boiling point at or near atmospheric pressure

MMBtu	one million Btus, which corresponds to approximately 12.1 gallons of LNG

MW	megawatt. We estimate 2,500 LNG gallons would be required to produce one megawatt

NGA	Natural Gas Act of 1938, as amended

non-FTA countries	countries without a free trade agreement with the United States providing for national treatment for trade in natural gas and with which trade is permitted

OPA	Oil Pollution Act

OUR	Office of Utilities Regulation (Jamaica)

PHMSA	Pipeline and Hazardous Materials Safety Administration

PPA	power purchase agreement

SSA	steam supply agreement

TBtu	one trillion Btus, which corresponds to approximately 12,100,000 gallons of LNG

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
•
the completion of construction on our LNG terminals, facilities, power plants or Liquefaction Facilities (as defined herein) and the terms of our construction contracts for the completion of these assets;

•
cost overruns and delays in the completion of one or more of our LNG terminals, facilities, power plants or Liquefaction Facilities, as well as difficulties in obtaining sufficient financing to pay for such costs and delays;

•	our ability to obtain additional financing to effect our strategy;
•	We may be unable to successfully integrate the businesses and realize the anticipated benefits of the Mergers;
•	failure to produce or purchase sufficient amounts of LNG or natural gas at favorable prices to meet customer demand;
•	hurricanes or other natural or manmade disasters;
•	failure to obtain and maintain approvals and permits from governmental and regulatory agencies;
•	operational, regulatory, environmental, political, legal and economic risks pertaining to the construction and operation of our facilities;
•	inability to contract with suppliers and tankers to facilitate the delivery of LNG on their chartered LNG tankers;
•	cyclical or other changes in the demand for and price of LNG and natural gas;
•	failure of natural gas to be a competitive source of energy in the markets in which we operate, and seek to operate;
•	competition from third parties in our business;
•	inability to re-finance our outstanding indebtedness;
•	changes to environmental and similar laws and governmental regulations that are adverse to our operations;
•	inability to enter into favorable agreements and obtain necessary regulatory approvals;
•	the tax treatment of us or of an investment in our Class A shares;
•	the completion of the Exchange Transactions (as defined below);
•	a major health and safety incident relating to our business;
•	increased labor costs, and the unavailability of skilled workers or our failure to attract and retain qualified personnel;
•	risks related to the jurisdictions in which we do, or seek to do, business, particularly Florida, Jamaica, Brazil and the Caribbean; and
•	other risks described in the “Risk Factors” section of this Quarterly Report.

All forward-looking statements speak only as of the date of this Quarterly Report. When considering forward-looking statements, you should keep in mind the risks set forth under “Item 1A. Risk Factors” and other cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 (our “Annual Report”), this Quarterly Report and in our other filings with the Securities and Exchange Commission (the “SEC”). The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no duty to update these forward-looking statements, even though our situation may change in the future. Furthermore, we cannot guarantee future results, events, levels of activity, performance, projections or achievements.

iii

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

New Fortress Energy Inc.
Condensed Consolidated Balance Sheets
As of March 31, 2021 and December 31, 2020
(Unaudited, in thousands of U.S. dollars, except share amounts)

	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$360,130	$601,522
Restricted cash	4,072	12,814
Receivables, net of allowances of $203 and $98, respectively	95,729	76,544
Inventory	28,031	22,860
Prepaid expenses and other current assets, net	60,245	48,270
Total current assets	548,207	762,010

Restricted cash	15,000	15,000
Construction in progress	337,691	234,037
Property, plant and equipment, net	607,003	614,206
Right-of-use assets	131,575	141,347
Intangible assets, net	65,934	46,102
Finance leases, net	7,501	7,044
Deferred tax assets, net	5,060	2,315
Other non-current assets, net	114,140	86,030
Total assets	$1,832,111	$1,908,091

Liabilities
Current liabilities
Accounts payable	$27,970	$21,331
Accrued liabilities	88,809	90,352
Current lease liabilities	34,857	35,481
Due to affiliates	10,859	8,980
Other current liabilities	33,375	35,006
Total current liabilities	195,870	191,150

Long-term debt	1,239,799	1,239,561
Non-current lease liabilities	74,363	84,323
Deferred tax liabilities, net	5,194	2,330
Other long-term liabilities	25,704	15,641
Total liabilities	1,540,930	1,533,005

Commitments and contingences (Note 17)

Stockholders’ equity
Class A common stock, $0.01 par value, 750.0 million shares authorized, 175.3 million issued and outstanding as of March 31, 2021; 174.6 million issued and outstanding as of December 31, 2020	1,746	1,746
Additional paid-in capital	551,135	594,534
Accumulated deficit	(267,406)	(229,503)
Accumulated other comprehensive income	59	182
Total stockholders' equity attributable to NFE	285,534	366,959
Non-controlling interest	5,647	8,127
Total stockholders' equity	291,181	375,086
Total liabilities and stockholders' equity	$1,832,111	$1,908,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three months ended March 31, 2021 and 2020
(Unaudited, in thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenues
Operating revenue	$91,196	$63,502
Other revenue	54,488	11,028
Total revenues	145,684	74,530

Operating expenses
Cost of sales	96,671	68,216
Operations and maintenance	16,252	8,483
Selling, general and administrative	45,181	28,538
Contract termination charges and loss on mitigation sales	-	208
Depreciation and amortization	9,890	5,254
Total operating expenses	167,994	110,699
Operating loss	(22,310)	(36,169)
Interest expense	18,680	13,890
Other (income) expense, net	(604)	611
Loss on extinguishment of debt, net	-	9,557
Loss before taxes	(40,386)	(60,227)
Tax benefit	(877)	(4)
Net loss	(39,509)	(60,223)
Net loss attributable to non-controlling interest	1,606	51,757
Net loss attributable to stockholders	$(37,903)	$(8,466)

Net loss per share – basic and diluted	$(0.21)	$(0.32)

Weighted average number of shares outstanding – basic and diluted	176,500,576	26,029,492

Other comprehensive loss:
Net loss	$(39,509)	$(60,223)
Currency translation adjustment	997	369
Comprehensive loss	(40,506)	(60,592)
Comprehensive loss attributable to non-controlling interest	2,480	52,073
Comprehensive loss attributable to stockholders	$(38,026)	$(8,519)

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended March 31, 2021 and 2020
(Unaudited, in thousands of U.S. dollars, except share amounts)

							Additional		Accumulated other	Non-	Total
	Class A shares		Class B shares		Class A common stock		paid-in	Accumulated	comprehensive	controlling	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	(loss) income	interest	equity
Balance as of December 31, 2020	-	$-	-	$-	174,622,862	$1,746	$594,534	$(229,503)	$182	$8,127	$375,086
Net loss	-	-	-	-	-	-	-	(37,903)	-	(1,606)	(39,509)
Other comprehensive loss	-	-	-	-	-	-	-	-	(123)	(874)	(997)
Share-based compensation expense	-	-	-	-	-	-	1,770	-	-	-	1,770
Issuance of shares for vested RSUs	-	-	-	-	1,335,787	-	-	-	-	-	-
Shares withheld from employees related to share-based compensation, at cost	-	-	-	-	(638,235)	-	(27,571)	-	-	-	(27,571)
Dividends	-	-	-	-	-	-	(17,598)	-	-	-	(17,598)
Balance as of March 31, 2021	-	$-	-	$-	175,320,414	$1,746	$551,135	$(267,406)	$59	$5,647	$291,181

							Additional		Accumulated other	Non-	Total
	Class A shares		Class B shares		Class A common stock		paid-in	Accumulated	comprehensive	controlling	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	(loss) income	interest	equity
Balance as of December 31, 2019	23,607,096	$130,658	144,342,572	$-	-	$-	$-	$(45,823)	$(30)	$302,519	$387,324
Cumulative effect of accounting change	-	-	-	-	-	-	-	(1,533)	-	(7,780)	(9,313)
Net loss	-	-	-	-	-	-	-	(8,466)	-	(51,757)	(60,223)
Other comprehensive loss	-	-	-	-	-	-	-	-	(53)	(316)	(369)
Share-based compensation expense	-	2,508	-	-	-	-	-	-	-	-	2,508
Issuance of shares for vested RSUs	1,212,907	-	-	-	-	-	-	-	-	-	-
Shares withheld from employees related to share-based compensation, at cost	(583,508)	(6,132)	-	-	-	-	-	-	-	-	(6,132)
Balance as of March 31, 2020	24,236,495	$127,034	144,342,572	$-	-	$-	$-	$(55,822)	$(83)	$242,666	$313,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy Inc.
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2021 and 2020
(Unaudited, in thousands of U.S. dollars)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(39,509)	$(60,223)
Adjustments for:
Amortization of deferred financing costs	400	3,353
Depreciation and amortization	10,160	5,481
Loss on extinguishment and financing expenses	-	9,557
Deferred taxes	(1,412)	(18)
Share-based compensation	1,770	2,508
Other	393	2,656
Changes in operating assets and liabilities:
(Increase) Decrease in receivables	(19,223)	5,752
(Increase) Decrease in inventories	(5,171)	34,830
(Increase) in other assets	(36,943)	(54,080)
Decrease in right-of-use assets	9,772	9,263
(Decrease) Increase in accounts payable/accrued liabilities	(22,399)	2,132
Increase (Decrease) in amounts due to affiliates	1,879	(2,875)
(Decrease) in lease liabilities	(10,584)	(9,170)
(Decrease) in other liabilities	(1,119)	(477)
Net cash used in operating activities	(111,986)	(51,311)

Cash flows from investing activities
Capital expenditures	(80,810)	(56,098)
Entities acquired in asset acquisitions, net of cash acquired	(8,817)	-
Other investing activities	(630)	50
Net cash used in investing activities	(90,257)	(56,048)

Cash flows from financing activities
Proceeds from borrowings of debt	-	832,144
Payment of deferred financing costs	(670)	(14,069)
Repayment of debt	-	(506,402)
Payments related to tax withholdings for share-based compensation	(29,564)	(6,084)
Payment of dividends	(17,657)	-
Net cash (used in) provided by financing activities	(47,891)	305,589

Net (decrease) increase in cash, cash equivalents and restricted cash	(250,134)	198,230
Cash, cash equivalents and restricted cash – beginning of period	629,336	93,035
Cash, cash equivalents and restricted cash – end of period	$379,202	$291,265

Supplemental disclosure of non-cash investing and financing activities:
Changes in accounts payable and accrued liabilities associated with construction in progress and property, plant and equipment additions	$26,311	$13,359
Liabilities associated with consideration paid for entities acquired in asset acquisitions	11,845	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

1.	Organization

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

The principal accounting policies adopted are set out below.

(a)	Basis of presentation and principles of consolidation

The accompanying unaudited interim condensed consolidated financial statements contained herein were prepared in accordance with GAAP and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position, results of operations and cash flows of the Company for the interim periods presented. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned consolidated subsidiaries. The ownership interest of other investors in consolidated subsidiaries is recorded as a non-controlling interest.  All significant intercompany transactions and balances have been eliminated on consolidation. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2020.

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

On August 7, 2020, the Company converted New Fortress Energy LLC (“NFE LLC”) from a Delaware limited liability company to a Delaware corporation named New Fortress Energy Inc. (“the Conversion”). Since the IPO, NFE LLC had been a corporation for U.S. federal tax purposes, and converting NFE LLC from a limited liability company to a corporation had no effect on the U.S. federal tax treatment of the Company or its shareholders. Upon the Conversion, each Class A share, representing Class A limited liability company interests of NFE LLC (“Class A shares”), outstanding immediately prior to the Conversion was converted into one issued and outstanding, fully paid and nonassessable share of Class A common stock, $0.01 par value per share, of NFE (“Class A common stock”). Class A shares shown on the Company’s condensed consolidated statements of changes in stockholders’ equity were reclassified to Class A common stock and Additional paid-in capital with no change to total stockholders’ equity. As of March 31, 2021, NFE had 175,320,414 Class A common stock outstanding.

(b)	Revenue recognition

The Company’s contracts with customers may contain one or several performance obligations usually consisting of the sale of LNG, natural gas, power and steam, which are outputs from the Company’s natural gas-fueled infrastructure. The transaction price for each of these contracts is structured using similar inputs and factors regardless of the output delivered to the customer. The customers consume the benefit of the natural gas, power and steam when they are delivered by the Company to the customer’s power generation facilities or interconnection facility. Natural gas, power and steam qualify as a series with revenue being recognized over time using an output method, based on the quantity of natural gas, power, or steam that the customer has consumed. LNG is typically delivered in containers transported by truck to customer sites. Revenue from sales of LNG delivered by truck is recognized at the point in time at which physical possession and the risks and rewards of ownership transfer to the customer, either when the containers are shipped or delivered to the customers’ storage facilities, depending on the terms of the contract. Because the nature, timing and uncertainty of revenue and cash flows are substantially the same for LNG, natural gas, power and steam, the Company has presented Operating revenue on an aggregated basis.

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

The timing of revenue recognition, billings and cash collections results in receivables, contract assets and contract liabilities. Receivables represent unconditional rights to consideration; unbilled amounts typically result from sales under long-term contracts when revenue recognized exceeds the amount billed to the customer. Contract assets are comprised of the transaction price allocated to completed performance obligations that will be billed to customers in subsequent periods. Both unbilled receivables and contract assets are recognized within Prepaid expenses and other current assets, net and Other non-current assets, net on the condensed consolidated balance sheets. Contract liabilities consist of deferred revenue and are recognized within Other current liabilities on the condensed consolidated balance sheets.

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

3.	Adoption of new and revised standards

(a)	New standards, amendments and interpretations issued but not effective for the financial year beginning January 1, 2021:

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU 2020-06 requires entities to provide expanded disclosures about the terms and features of convertible instruments and amends certain guidance in ASC 260 on the computation of EPS for convertible instruments and contracts on an entity’s own equity. ASU 2020-06 is effective for public companies for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption of all amendments in the same period permitted. The Company is currently assessing the impact of adoption of this guidance.

(b)	New and amended standards adopted by the Company:

In December 2019, FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes, including removing certain exceptions related to the general principles in ASU 740, Income Taxes. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

4.	Revenue from contracts with customers

Under most customer contracts, invoicing occurs once the Company’s performance obligations have been satisfied, at which point payment is unconditional. As of March 31, 2021 and December 31, 2020, receivables related to revenue from contracts with customers totaled $95,753 and $76,431, respectively, and were included in Receivables, net on the condensed consolidated balance sheets, net of current expected credit losses of $203 and $98, respectively. Other items included in Receivables, net not related to revenue from contracts with customers represent receivables associated with reimbursable costs and leases which are accounted for outside the scope of ASC 606.

The Company has recognized contract liabilities, comprised of unconditional payments due or paid under the contracts with customers prior to the Company’s satisfaction of the related performance obligations. The performance obligations are expected to be satisfied during the next 12 months, and the contract liabilities are classified within Other current liabilities on the condensed consolidated balance sheets. Contract assets are comprised of the transaction price allocated to completed performance obligations that will be billed to customers in subsequent periods. The contract liabilities and contract assets balances as of March 31, 2021 and December 31, 2020 are detailed below:

	March 31, 2021	December 31, 2020
Contract assets, net-current	$5,268	$3,673
Contract assets, net-non-current	30,685	23,972
Total contract assets, net	$35,953	$27,645

Contract liabilities	$10,704	$8,399

Revenue recognized in the year from:
Amounts included in contract liabilities at the beginning of the year	$942	$6,542

Contract assets are presented net of expected credit losses of $484 and $372 as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, the Company has unbilled receivables, net of current expected credit losses, of $6,729, of which $356 is presented within Other current assets and $6,373 is presented within Other non-current assets on the condensed consolidated balance sheet. These unbilled receivables represent unconditional right to payment subject only to the passage of time.

Operating revenue which includes revenue from sales of LNG and natural gas as well as outputs from the Company’s natural gas-fueled power generation facilities, including power and steam, was $91,196 and $63,502 for the three months ended March 31, 2021 and 2020, respectively.

Other revenue includes revenue for development services as well as lease and other revenue. The table below summarizes the balances in Other revenue:

	Three Months Ended March 31,
	2021	2020
Development services revenue	$54,071	$10,071
Lease and other revenue	417	957
Total other revenue	$54,488	$11,028

Development services revenue recognized in the three months ended March 31, 2021 included $45,618 for the customer’s use of natural gas as part of commissioning their assets.

Transaction price allocated to remaining performance obligations

Some of the Company’s contracts are short-term in nature with a contract term of less than a year. The Company applied the optional exemption not to report any unfulfilled performance obligations related to these contracts.

The Company has arrangements in which LNG, natural gas or outputs from the Company’s power generation facilities are sold on a “take-or-pay” basis whereby the customer is obligated to pay for the minimum guaranteed volumes even if it does not take delivery. The price under these agreements is typically based on a market index plus a fixed margin. The fixed transaction price allocated to the remaining performance obligations under these arrangements is $10,478,395 as of March 31, 2021, representing the fixed margin multiplied by the outstanding minimum guaranteed volumes. The Company expects to recognize this revenue over the following time periods. The pattern of recognition reflects the minimum guaranteed volumes in each period:

Period	Revenue
Remainder of 2021	$278,546
2022	504,522
2023	504,708
2024	499,842
2025	494,081
Thereafter	8,196,696
Total	$10,478,395

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

The Company has recognized costs to fulfill a contract with a significant customer, which primarily consist of expenses required to enhance resources to deliver under the agreement with the customer. As of March 31, 2021, the Company has capitalized $11,434 of which $604 of these costs is presented within Other current assets and $10,830 is presented within Other non-current assets on the condensed consolidated balance sheets. As of December 31, 2020, the Company had capitalized $11,276, of which $588 of these costs was presented within Other current assets and $10,688 was presented within Other non-current assets on the condensed consolidated balance sheets. In the first quarter of 2020, the Company began delivery under the agreement and started recognizing these costs on a straight-line basis over the expected term of the agreement.

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

For the three months ended March 31, 2021 and 2020, the Company’s operating lease cost recorded within the condensed consolidated statements of operations and comprehensive loss were as follows:

	Three Months Ended March 31,
	2021	2020
Fixed lease cost	$11,745	$10,267
Variable lease cost	693	639
Short-term lease cost	722	286

Lease cost - Cost of sales	$11,036	$9,351
Lease cost - Operations and maintenance	557	388
Lease cost - Selling, general and administrative	1,567	1,453

For the three months ended March 31, 2021, the Company has capitalized $1,199 of lease costs, for vessels and port space used during the commissioning of development projects, in addition to short-term lease costs for vessels chartered by the Company to bring inventory from a supplier’s facilities to the Company’s storage locations which are capitalized to inventory.
Cash paid for operating leases is reported in operating activities in the condensed consolidated statements of cash flows. Supplemental cash flow information related to leases was as follows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Operating cash outflows for operating lease liabilities	$12,660	$10,096
Right-of-use assets obtained in exchange for new operating lease liabilities	-	127,994

The future payments due under operating leases as of March 31, 2021 are as follows:

Operating Leases
Due remainder of 2021	$30,754
2022	29,931
2023	18,719
2024	17,866
2025	10,680
Thereafter	50,019
Total lease payments	157,969
Less: effects of discounting	48,749
Present value of lease liabilities	$109,220

Current lease liability	$34,857
Non-current lease liability	74,363

As of March 31, 2021, the weighted-average remaining lease term for all operating leases was 7.3 years. Because the Company generally does not have access to the rate implicit in the lease, the incremental borrowing rate is utilized as the discount rate. The weighted average discount rate associated with operating leases as of March 31, 2021 was 8.4%.

The Company has entered into several leases for ISO tanks and an office space that have not commenced as of March 31, 2021 with noncancelable terms of 5 years and including fixed payments of approximately $24 million.

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

	March 31, 2021	December 31, 2020
Property, plant and equipment	$18,747	$18,394
Accumulated depreciation	(1,189)	(932)
Property, plant and equipment, net	$17,558	$17,462

The following table shows the expected future lease payments as of March 31, 2021, for the remainder of 2021 through 2025 and thereafter:

	Future cash receipts
	Financing leases	Operating leases
Remainder of 2021	$1,671	$220
2022	2,149	286
2023	2,134	288
2024	2,135	273
2025	2,001	234
Thereafter	5,705	743
Total	$15,795	$2,044
Less: Imputed interest	6,718
Present value of total lease receipts	$9,077

Current finance leases, net	$1,576
Non-current finance leases, net	7,501

6.	Fair value

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

The following table presents the Company’s financial assets and financial liabilities that are measured at fair value as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Level 1	Level 2	Level 3	Total	Valuation technique
Assets
Cash and cash equivalents	$360,130	$-	$-	$360,130	Market approach
Restricted cash	19,072	-	-	19,072	Market approach
Investment in equity securities	294	-	1,849	2,143	Market approach
Total	$379,496	$-	$1,849	$381,345

Liabilities
Derivative liability¹	$-	$-	$20,692	$20,692	Income approach
Equity agreement²	-	-	21,223	21,223	Income approach
Total	$-	$-	$41,915	$41,915

	December 31, 2020
	Level 1	Level 2	Level 3	Total	Valuation technique
Assets
Cash and cash equivalents	$601,522	$-	$-	$601,522	Market approach
Restricted cash	27,814	-	-	27,814	Market approach
Investment in equity securities	256	-	1,000	1,256	Market approach
Total	$629,592	$-	$1,000	$630,592

Liabilities
Derivative liability¹	$-	$-	$10,716	$10,716	Income approach
Equity agreement²	-	-	22,768	22,768	Income approach
Total	$-	$-	$33,484	$33,484

(1)	Consideration due to the sellers in assets acquistions when certain contingent events occur.
(2)	To be paid at the earlier of agreed-upon date or the date on which the valid planning permission is received as specified in the amended Shannon LNG Agreement.

The Company estimates fair value of the derivative liability and equity agreement using a discounted cash flows method with discount rates based on the average yield curve for bonds with similar credit ratings and matching terms to the discount periods as well as a probability of the contingent event occurring. The table below summarizes the fair value adjustment to the derivative liability and equity agreement, recorded within Other (income) expense, net in the condensed consolidated statements of operations and comprehensive loss, and currency translation adjustment, recorded within the Other comprehensive loss, for the three months ended March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
Fair value adjustment - (Gain)	$(425)	$(1,617)
Currency translation adjustment - (Gain)	(1,664)	(537)

Activity during the three months ended March 31, 2021 included the recognition of additional derivative liabilities from transactions accounted for as asset acquisitions of $10,520 (Note 21. Asset acquisitions). During the three months ended March 31, 2021 and 2020, the Company had no settlements of the equity agreement or derivative liabilities or any transfers in or out of Level 3 in the fair value hierarchy.

The liability associated with the equity agreement of $21,223 and $22,768 as of March 31, 2021 and December 31, 2020, respectively, is recorded within Other current liabilities on the condensed consolidated balance sheets. The liability associated with the derivative liabilities of $20,692 and $10,716 as of March 31, 2021 and December 31, 2020, respectively, is recorded within Other long-term liabilities on the condensed consolidated balance sheets.

The Company estimates fair value of outstanding debt using quoted market prices. The fair value of the 2025 Notes (defined below in Note 15. Debt) was approximately $1,285,588 as of March 31, 2021. The fair value estimate is classified as Level 2 in the fair value hierarchy.

7.	Restricted cash

As of March 31, 2021 and December 31, 2020, restricted cash consisted of the following:

	March 31, 2021	December 31, 2020
Collateral for performance under customer agreements	$15,000	$15,000
Collateral for LNG purchases	2,916	11,664
Collateral for letters of credit and performance bonds	906	900
Other restricted cash	250	250
Total restricted cash	$19,072	$27,814

Current restricted cash	$4,072	$12,814
Non-current restricted cash	15,000	15,000

8.	Inventory

As of March 31, 2021 and December 31, 2020, inventory consisted of the following:

	March 31, 2021	December 31, 2020
LNG and natural gas inventory	$18,213	$13,986
Automotive diesel oil inventory	4,463	3,986
Bunker fuel, materials, supplies and other	5,355	4,888
Total inventory	$28,031	$22,860

Inventory is adjusted to the lower of cost or net realizable value each quarter. Changes in the value of inventory are recorded within Cost of sales in the condensed consolidated statements of operations and comprehensive loss. No adjustments were recorded during the three months ended March 31, 2021 and 2020.

9.	Prepaid expenses and other current assets

As of March 31, 2021 and December 31, 2020, prepaid expenses and other current assets consisted of the following:

	March 31, 2021	December 31, 2020
Prepaid LNG	$20,605	$11,987
Prepaid expenses	6,806	4,941
Due from affiliates (Note 20)	1,912	1,881
Other current assets	30,922	29,461
Total prepaid expenses and other current assets, net	$60,245	$48,270

Other current assets as of March 31, 2021 and December 31, 2020 primarily consists of receivables for recoverable taxes.

10.	Construction in progress

The Company’s construction in progress activity during the three months ended March 31, 2021 is detailed below:

March 31, 2021
Balance at beginning of period	$234,037
Additions	105,761
Transferred to property, plant and equipment, net or finance leases	(2,107)
Balance at end of period	$337,691

Interest expense of $2,641 and $9,606, inclusive of amortized debt issuance costs, was capitalized for the three months ended March 31, 2021 and 2020, respectively.

11.	Property, plant and equipment, net

As of March 31, 2021 and December 31, 2020, the Company’s property, plant and equipment, net consisted of the following:

	March 31, 2021	December 31, 2020
Terminal and power plant equipment	$189,197	$188,855
CHP facilities	119,723	119,723
Gas terminals	120,810	120,810
ISO containers and other equipment	102,010	100,137
LNG liquefaction facilities	63,213	63,213
Gas pipelines	58,974	58,974
Land	16,582	16,246
Leasehold improvements	8,723	8,723
Accumulated depreciation	(72,229)	(62,475)
Total property, plant and equipment, net	$607,003	$614,206

Depreciation for the three months ended March 31, 2021 and 2020 totaled $9,842 and $5,211, respectively, of which $270 and $227, respectively, is included within Cost of sales in the condensed consolidated statements of operations and comprehensive loss.

12.	Intangible assets

The following table summarizes the composition of intangible assets as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life
Definite-lived intangible assets
Permits	$49,467	$2,607	$46,860	38
Acquired power purchase agreements	16,499	-	16,499	17
Easements	1,559	203	1,356	30

Indefinite-lived intangible assets
Easements	1,219	-	1,219	n/a
Total intangible assets	$68,744	$2,810	$65,934

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life
Definite-lived intangible assets
Permits	$45,897	$2,438	$43,459	40
Easements	1,559	190	1,369	30

Indefinite-lived intangible assets
Easements	1,274	-	1,274	n/a
Total intangible assets	$48,730	$2,628	$46,102

During the first quarter of 2021, the Company recognized additions to permits of $5,776 acquired in a transaction accounted for as asset acquisition related to licenses and rights to develop a gas-fired power plant and associated infrastructure in the Port of Suape in Brazil. The Company also acquired rights operated a power generation facility and sell power in Brazil of $16,585 (see Note 21. Asset acquisitions).

As of March 31, 2021 and December 31, 2020, the weighted-average remaining amortization periods for the intangible assets were 31.0 and 37.5 years, respectively. Amortization expense for the three months ended March 31, 2021 and 2020 totaled $295 and $270, respectively.

13.	Other non-current assets

As of March 31, 2021 and December 31, 2020, Other non-current assets consisted of the following:

	March 31, 2021	December 31, 2020
Nonrefundable deposit	$30,728	$28,509
Contract asset, net (Note 4)	30,685	23,972
Cost to fulfill (Note 4)	10,830	10,688
Unbilled receivables, net (Note 4)	6,373	6,462
Upfront payments to customers	10,501	6,330
Other	25,023	10,069
Total other non-current assets, net	$114,140	$86,030

Nonrefundable deposits are primarily related to deposits for planned land purchases in Pennsylvania and Ireland.

Upfront payments to customers consist of amounts the Company has paid in relation to two natural gas sales contracts with customers to construct fuel-delivery infrastructure that the customers will own.

Other includes issuance costs associated with the 2026 Notes and Revolving Facility (both defined below) that closed in April 2021, upfront payments to our service providers, a long-term refundable deposit and investments in equity securities. During the fourth quarter of 2020, the Company invested $1,000 in a hydrogen technology development company through a Simple Agreement for Future Equity (“SAFE”).  During the first quarter of 2021, the investee completed a qualified financing which converted the Company’s investment into preferred shares; the Company also invested an additional $750 in this qualified financing.

14.	Accrued liabilities

As of March 31, 2021 and December 31, 2020, accrued liabilities consisted of the following:

	March 31, 2021	December 31, 2020
Accrued development costs	$25,222	$16,631
Accrued interest	3,516	27,938
Accrued bonuses	6,171	17,344
Other accrued expenses	53,900	28,439
Total accrued liabilities	$88,809	$90,352

Other accrued expenses includes accrued legal, accounting and other transaction costs associated with the Mergers and the issuance of the 2026 Notes and the Revolving Facility (all defined below).

15.	Debt

As of March 31, 2021 and December 31, 2020, debt consisted of the following:

	March 31, 2021	December 31, 2020
Senior Secured Notes, due September 15, 2025	$1,239,799	$1,239,561
Total debt	$1,239,799	$1,239,561

2025 Notes

On September 2, 2020, the Company issued $1,000,000 of 6.75% senior secured notes in a private offering pursuant to Rule 144A under the Securities Act (the “2025 Notes”). Interest is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2021; no principal payments are due until maturity on September 15, 2025. The Company may redeem the 2025 Notes, in whole or in part, at any time prior to maturity, subject to certain make-whole premiums.

The 2025 Notes are guaranteed, jointly and severally, by certain of the Company’s subsidiaries, in addition to other collateral. The 2025 Notes may limit the Company’s ability to incur additional indebtedness or issue certain preferred shares, make certain payments, and sell or transfer certain assets subject to certain financial covenants and qualifications. The 2025 Notes also provide for customary events of default and prepayment provisions.

The Company used a portion of the net cash proceeds received from the 2025 Notes to repay in full the outstanding principal and interest under the Credit Agreement (as defined below), including related costs and expenses. The Company also used the remaining net proceeds, together with cash on hand, to redeem in full the outstanding Senior Secured Bonds and Senior Unsecured Bonds (as defined below), including related premiums, costs and expenses, terminating the Senior Secured Bonds and Senior Unsecured Bonds. The Company completed the redemption of the Senior Secured Bonds and Senior Unsecured Bonds on September 21, 2020.

In connection with the issuance of the 2025 Notes, the Company incurred $17,937 in origination, structuring and other fees. Issuance costs of $13,909 were deferred as a reduction of the principal balance of the 2025 Notes on the condensed consolidated balance sheets; unamortized deferred financing costs related to lenders in the Credit Agreement that participated in the 2025 Notes were $6,501 and such unamortized costs were also included as a reduction of the principal balance of the 2025 Notes and will be amortized over the remaining term of the 2025 Notes. As a portion of the repayment of the Credit Agreement was a modification, in the third quarter of 2020, the Company recorded $4,028 of third-party fees in Selling, general and administrative in the condensed consolidated statements of operations and comprehensive loss.

On December 17, 2020, the Company issued $250,000 of additional notes on the same terms as the 2025 Notes in a private offering pursuant to Rule 144A under the Securities Act (subsequent to this issuance, these additional notes are included in the definition of 2025 Notes herein). Proceeds received included a premium of $13,125, which was offset by additional financing costs incurred of $4,436. As of March 31, 2021, total remaining unamortized deferred financing costs for all outstanding debt were $10,201.

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

On September 2, 2020, the Company repaid the full amount outstanding using proceeds from the 2025 Notes. Certain lenders in the Credit Agreement participated in the issuance of 2025 Notes, and a portion of the repayment of the Credit Agreement was treated as a debt modification. For the portion of the Credit Agreement that was considered extinguished, $16,310 of unamortized deferred debt issuance costs was recognized as a loss on extinguishment of debt in the condensed consolidated statements of operations and comprehensive loss. The remaining unamortized deferred debt issuance costs of $6,501 will be amortized over the remaining term of the 2025 Notes.

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

All borrowings under the Term Loan Facility bore interest at a rate selected by the Company of either (i) LIBOR divided by one minus the applicable reserve requirement plus a spread of 4% or (ii) subject to a floor of 1%, a Base Rate equal to the higher of (a) the Prime Rate, (b) the Federal Funds Rate plus 1/2 of 1%% or (c) the 1-month LIBOR rate plus 1.00% plus a spread of 3.0%. The Term Loan Facility was repayable in quarterly installments of $1,250 with a balloon payment due at maturity.

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

The Senior Secured Bonds bore interest at an annual fixed rate of 8.25% and matured 15 years from the closing date of each issuance. No principal payments were due for the first seven years. After seven years, quarterly principal payments were due, with a 50% balloon payment due upon maturity. Interest payments on outstanding principal balances were due quarterly.

The Senior Unsecured Bonds bore interest at an annual fixed rate of 11.00% and matured in September 2036. No principal payments were due for the first nine years. Beginning in 2028, principal payments were due quarterly on an escalating schedule. Interest payments on outstanding principal balances were due quarterly.

The Company paid approximately $3,892 of fees in connection with the issuance of Senior Secured Bonds and Senior Unsecured Bonds. These fees were capitalized on a pro-rata basis as a reduction of the Senior Secured Bonds and Senior Unsecured Bonds on the condensed consolidated balance sheets. On September 21, 2020, the Company repaid the full amount outstanding including fees dues to the lenders using proceeds from the 2025 Notes and cash on hand. In conjunction with the repayment of the Senior Secured Bonds and Senior Unsecured Bonds in the third quarter of 2020, the Company recognized a loss on extinguishment of debt of $7,195, including the write-off of $3,594 of unamortized deferred financing costs and prepayment premium paid to bondholders of $3,601.

Interest Expense

Interest and related amortization of debt issuance costs recognized during major development and construction projects are capitalized and included in the cost of the project. Interest expense, net of amounts capitalized, recognized for the three months ended March 31, 2021 and 2020 consisted of the following:

	Three Months Ended March 31,
	2021	2020
Interest per contractual rates	$20,834	$18,874
Amortization of debt issuance costs	487	4,622
Total interest costs	21,321	23,496
Capitalized interest	2,641	9,606
Total interest expense	$18,680	$13,890

16.	Income taxes

In the third quarter of 2020, the Company completed the Conversion; NFE LLC had been a corporation for U.S. federal tax purposes and converting NFE LLC from a limited liability company to a corporation had no effect on the U.S. federal tax treatment of the Company or its shareholders.

In connection with the IPO, NFE LLC contributed the net proceeds from the IPO to NFI in exchange for NFI LLC Units, and NFE LLC became the managing member of NFI. Prior to the Exchange Transactions, NFI was a limited liability company that was treated as a partnership for U.S. federal income tax purposes and for most applicable state and local income tax purposes. As a partnership, NFI was not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by NFI was passed through to and included in the taxable income or loss of its members, on a pro rata basis, subject to applicable tax regulations. Subsequent to the Exchange Transactions completed on June 10, 2020, 100% of NFI’s operations are included in the NFE income tax provision; there was no impact on income tax expense due to the Exchange Transactions. NFE is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its allocable share of any taxable income or loss of NFI. Additionally, NFI and its subsidiaries are subject to income taxes in the various foreign jurisdictions in which they operate.

In the first quarter of 2021, the Company contributed all NFI LLC units into a wholly owned corporate entity, which had the effect of terminating NFI LLC’s treatment as a partnership for U.S. federal income tax purposes. The transaction does not have a material impact on income tax expense.

The effective tax rate for the three months ended March 31, 2021 was 2.2%, compared to 0.01% for the three months ended March 31, 2020. The total tax benefit for the three months ended March 31, 2021 was $877, compared to $4 for the three months ended March 31, 2020, and the increase in benefit for the three months ended March 31, 2021 was primarily driven by the release of a valuation allowance in a foreign jurisdiction resulting in a discrete benefit of $3,010 partially offset by income tax expense recorded for certain profitable non-U.S. operations.

The primary items which decreased the Company’s effective tax rate for the three months ended March 31, 2021 and March 31, 2020 from the U.S. federal statutory rate of 21% were valuation allowances recorded against a portion of the Company’s current period losses and earnings generated in non-U.S. jurisdictions with lower tax rates.

The Company has not recorded a liability for uncertain tax positions as of March 31, 2021. The Company remains subject to periodic audits and reviews by the taxing authorities, and NFE’s returns since its formation remain open for examination.

17.	Commitments and contingencies

The Company may be subject to certain legal proceedings, claims and disputes that arise in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations or cash flows.

18.	Earnings per share

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(39,509)	$(60,223)
Less: net loss attributable to non-controlling interests	1,606	51,757
Net loss attributable to Class A common stock	$(37,903)	$(8,466)
Denominator:
Weighted-average shares-basic and diluted	176,500,576	26,029,492

Net loss per share - basic and diluted	$(0.21)	$(0.32)

The following table presents potentially dilutive securities excluded from the computation of diluted net loss per share for the periods presented because its effects would have been anti-dilutive.

	Three Months Ended March 31,
	2021	2020
Unvested RSUs[1]	869,262	1,890,125
Class B shares[2]	-	144,342,572
Shannon Equity Agreement shares[3]	464,267	1,635,462
Total	1,333,529	147,868,159

[1]	Represents the number of instruments outstanding at the end of the period.
[2]
Class B shares at the end of the period are considered potentially dilutive Class A shares. In connection with the closing of the Exchange Transactions on June 10, 2020, all outstanding Class B shares were exchanged for Class A shares.

[3]	Class A common stock that would be issued in relation to the Shannon LNG Equity Agreement.

The Company declared dividends of $17,598 ($0.10 per share); during the first quarter of 2021, the Company paid $17,657 of dividends, inclusive of dividends that were accrued in prior periods.

19.	Share-based compensation

RSUs

The Company has granted RSUs to select officers, employees, non-employee members of the board of directors and select non-employees under the New Fortress Energy Inc. 2019 Omnibus Incentive Plan. The fair value of RSUs on the grant date is estimated based on the closing price of the underlying shares on the grant date and other fair value adjustments to account for a post-vesting holding period. These fair value adjustments were estimated based on the Finnerty model.

The following table summarizes the RSU activity for the three months ended March 31, 2021:

	Restricted Share Units	Weighted-average grant date fair value per share
Non-vested RSUs as of December 31, 2020	1,538,060	$13.49
Granted	-	-
Vested	(665,781)	13.54
Forfeited	(3,017)	13.51
Non-vested RSUs as of March 31, 2021	869,262	$13.45

The following table summarizes the share-based compensation expense for the Company’s RSUs recorded for the three  months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Operations and maintenance	$222	$237
Selling, general and administrative	1,548	2,271
Total share-based compensation expense	$1,770	$2,508

For the three months ended March 31, 2021 and 2020, cumulative compensation expense recognized for forfeited RSU awards of $0 and $61, respectively, was reversed. The Company recognizes the income tax benefits resulting from vesting of RSUs in the period of vesting, to the extent the compensation expense has been recognized.

As of March 31, 2021, the Company had 869,262 non-vested RSUs subject to service conditions and had unrecognized compensation costs of approximately $6,400. The non-vested RSUs will vest over a period from ten months to three years following the grant date. The weighted-average remaining vesting period of non-vested RSUs totaled 1.05 years as of March 31, 2021.

Performance Share Units (“PSUs”)

During the first quarter of 2020 and 2021, the Company granted PSUs to certain employees and non-employees that contain a performance condition. Vesting will be determined based on achievement of a performance metric for the year subsequent to the grant, and the number of shares that will vest can range from zero to a multiple of units granted. For the three months ended March 31, 2021, the Company determined that it was not probable that the performance condition required for any of the PSUs to vest would be achieved, and as such, no compensation expense has been recognized in the condensed consolidated statements of operations and comprehensive loss

PSUs Granted	Units Granted	Range of Vesting	Unrecognized Compensation Cost(1)	Weighted Average Remaining Vesting Period
Q1 2020	1,109,777	0 to 2,219,554	$30,864	0.75 years
Q1 2021	400,507	0 to 801,014	$32,577	1.75 years

(1) Unrecognized compensation cost is based upon the maximum amount of shares that could vest

20.	Related party transactions

Management services

The Company is majority owned by Messrs. Edens (our chief executive officer and chairman of our Board of Directors) and Nardone (one of our Directors) who are currently employed by Fortress Investment Group LLC (“Fortress”). In the ordinary course of business, Fortress, through affiliated entities, has historically charged the Company for administrative and general expenses incurred pursuant to its Management Services Agreement (“Management Agreement”). Upon completion of the IPO, the Management Agreement was terminated and replaced by an Administrative Services Agreement (“Administrative Agreement”) to charge the Company for similar administrative and general expenses. The charges under the Administrative Agreement that are attributable to the Company totaled $1,927 and $2,231 for the three months ended March 31, 2021 and 2020, respectively. Costs associated with the Administrative Agreement are included within Selling, general and administrative in the condensed consolidated statements of operations and comprehensive loss. As of March 31, 2021 and December 31, 2020, $7,145 and $5,535 were due to Fortress, respectively.

In addition to management and administrative services, an affiliate of Fortress owns and leases an aircraft chartered by the Company for business purposes in the course of operations. The Company incurred, at aircraft operator market rates, charter costs of $1,609 and $1,239 for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and December 31, 2020, $554 and $472 was due to this affiliate, respectively.

Land lease

The Company has leased land from Florida East Coast Industries, LLC (“FECI”), which is controlled by funds managed by an affiliate of Fortress. The Company recognized expense related to the land lease of $126 and $103 during the three months ended March 31, 2021 and 2020, respectively, which was included within Operations and maintenance in the condensed consolidated statements of operations and comprehensive loss. As of March 31, 2021 and December 31, 2020, $0 and $316 was due to FECI, respectively. As of March 31, 2021, the Company has recorded a lease liability of $3,288 within Non-current lease liabilities on the condensed consolidated balance sheet.

DevTech Investment

In August 2018, the Company entered into a consulting arrangement with DevTech Environment Limited (“DevTech”) to provide business development services to increase the customer base of the Company. DevTech also contributed cash consideration in exchange for a 10% interest in a consolidated subsidiary. The 10% interest is reflected as non-controlling interest in the Company’s condensed consolidated financial statements. DevTech purchased 10% of a note payable due to an affiliate of the Company. As of March 31, 2021 and December 31, 2020, $715 was owed to DevTech on the note payable, and the outstanding note payable due to DevTech is included in Other long-term liabilities on the condensed consolidated balance sheets. The interest expense on the note payable due to DevTech was $21 and $19 for the three months ended March 31, 2021 and 2020, respectively. No interest has been paid, and accrued interest has been recognized within Other current liabilities on the condensed consolidated balance sheets. As of March 31, 2021 and December 31, 2020, $343 was due from DevTech.

Fortress affiliated entities

Since 2017, the Company has provided certain administrative services to related parties including Fortress affiliated entities. As of March 31, 2021 and December 31, 2020, $1,210 and $1,334 were due from affiliates, respectively. There are no costs incurred by the Company as the Company is fully reimbursed for all costs incurred. Beginning in the fourth quarter of 2020, the Company began to sublease a portion of office space to an affiliate of an entity managed by Fortress, and for the three months ended March 31, 2021, $153 of rent and office related expenses were incurred by this affiliate. As of March 31, 2021 and December 31, 2020, $359 and $204 were due from this affiliate, respectively.

Additionally, an entity formerly affiliated with Fortress and currently owned by Messrs. Edens and Nardone provides certain administrative services to the Company, as well as providing office space under a month-to-month non-exclusive license agreement. The Company incurred rent and administrative expenses of approximately $803 and $1,165 for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and December 31, 2020, $3,160 and $2,657 were due to Fortress affiliated entities, respectively.

Due to/from Affiliates

The table below summarizes the balances outstanding with affiliates as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Amounts due to affiliates	$10,859	$8,980
Amounts due from affiliates	1,912	1,881

21.	Asset acquisitions

On January 12, 2021, the Company acquired 100% of the outstanding share quota of CH4 Energia Ltda. ("CH4"), an entity that owns key permits and authorizations to develop an LNG terminal and an up to 1.37GW gas-fired power plant at the Port of Suape in Brazil. The purchase consideration consisted of $903 of cash paid at closing in addition to potential future payments contingent on achieving certain construction milestones of up to $3,600. As the contingent payments meet the definition of a derivative, the fair value of the contingent payments of $3,047 is included as part of the purchase consideration and is recognized in Other non-current liabilities on the condensed consolidated balance sheet as of March 31, 2021. The selling shareholders of CH4 may also receive future payments based on gas consumed by the power plant or sold to customers from the LNG terminal.

The purchase of CH4 has been accounted for as an asset acquisition. As a result, no goodwill was recorded, and the Company’s acquisition-related costs of $295 are included in the purchase consideration. The total purchase consideration of $4,245 was allocated to permits and authorizations acquired and is recorded within Intangible assets, net. In addition, the Company recognized a deferred tax liability of $1,531 that resulted from the acquisition.

On March 11, 2021, the Company acquired 100% of the outstanding shares of Pecém Energia S.A. (“Pecém”) and Energetica Camacari Muricy II S.A. (“Muricy”). These companies collectively hold grants to operate as an independent power provider and 15-year power purchase agreements for the development of thermoelectric power plants in the State of Bahia, Brazil. The Company is seeking to obtain the necessary approvals to transfer the power purchase agreements in connection with the construction the gas-fired power plant and LNG import terminal at the Port of Suape.

The purchase consideration consisted of $8,041 of cash paid at closing in addition to potential future payments contingent on achieving commercial operations of the gas-fired power plant at the Port of Suape of up to approximately $10.5 million. As the contingent payments meet the definition of a derivative, the fair value of the contingent payments of $7,473 was included as part of the purchase consideration and is recognized in Other non-current liabilities on the condensed consolidated balance sheet as of March 31, 2021. The selling shareholders may also receive future payments based on power generated by the power plant in Suape, subject to a maximum payment of approximately $4.6 million.

The purchases of Pecém and Muricy were accounted for as asset acquisitions. As a result, no goodwill was recorded, and the Company’s acquisition-related costs of $1,275 were included in the purchase consideration. Of the total purchase consideration, $16,585 was allocated to acquired power purchase agreements and recorded in Intangibles on the condensed consolidated balance sheet; the remaining purchase consideration was related to working capital acquired.

22.	Subsequent events

On April 12, 2021, the Company completed the private offering of $1.5 billion aggregate principal amount of senior secured notes due 2026 (the “2026 Notes”). The 2026 Notes bear interest at 6.50% per annum and were issued at an issue price equal to 100% of principal. The 2026 Notes are guaranteed on a senior secured basis by each domestic subsidiary and foreign subsidiary that is a guarantor under the existing 2025 Notes, and the 2026 Notes are secured by substantially the same collateral as the Company’s existing first lien obligations under the 2025 Notes. The Company used the net proceeds from this offering to fund the cash consideration for the GMLP Merger and pay related fees and expenses.

On April 15, 2021, the Company completed the previously announced acquisitions of Hygo Energy Transition Ltd. (“Hygo”) and Golar LNG Partners LP (“GMLP”); referred to as the “Hygo Merger” and “GMLP Merger,” respectively  and, collectively, the “Mergers”. NFE paid $580 million in cash and issued 31,372,549 shares of Class A common stock to Hygo’s shareholders in connection with the Hygo Merger. NFE paid $3.55 per each common unit of GMLP outstanding and for each of the outstanding membership interests of GMLP’s general partner, totaling $251 million. The Company also repaid certain outstanding debt facilities of GMLP in conjunction with closing the GMLP Merger.

These transactions will be accounted for as business combinations under the acquisition method of accounting. The Company will record the assets acquired and liabilities assumed at their fair values as of the acquisition date. Due to the limited time since the closing of the acquisitions, the valuation efforts and related acquisition accounting are incomplete at the time of filing of the condensed consolidated financial statements.

On April 15, 2021, we entered into a $200 million senior secured revolving facility (the “Revolving Facility”). The Revolving Facility has a term of approximately five years and bears interest based on the three-month LIBOR rate plus certain margins.

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

You should read “Risk Factors” and “Cautionary Statement on Forward-Looking Statements” elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and under similar headings in the Annual Report on Form 10-K for the year ended December 31, 2020 (our “Annual Report”) for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Unless the context otherwise requires, references to ‘‘Company,’’ ‘‘NFE,’’ ‘‘we,’’ ‘‘our,’’ ‘‘us’’ or similar terms refer to (i) prior to our conversion from a limited liability company to a corporation, New Fortress Energy LLC and its subsidiaries and (ii) following the conversion from a limited liability company to a corporation, New Fortress Energy Inc. and its subsidiaries. When used in a historical context that is prior to the completion of NFE’s initial public offering (“IPO”), “Company,” “we,” “our,” “us” or like terms refer to New Fortress Energy Holdings LLC, a Delaware limited liability company (“New Fortress Energy Holdings”), our predecessor for financial reporting purposes.

Overview

We are a global integrated gas-to-power infrastructure company that seeks to use natural gas to satisfy the world’s large and growing power needs. We deliver targeted energy solutions to customers around the world, thereby reducing their energy costs and diversifying their energy resources, while also reducing pollution and generating compelling margins. Our near-term mission is to provide modern infrastructure solutions to create cleaner, reliable energy while generating a positive economic impact worldwide. Our long-term mission is to become one of the world’s leading carbon emission-free independent power providing companies. We discuss this important goal in more detail in the Annual Report, “Items 1 and 2: Business and Properties” under “Toward a Carbon-Free Future”.

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

Our Current Operations

Our management team has successfully employed our strategy to secure long-term contracts with significant customers in Jamaica and Puerto Rico, including Jamaica Public Service Company Limited (“JPS”), the sole public utility in Jamaica, South Jamaica Power Company Limited (“SJPC”), an affiliate of JPS, Jamalco, a bauxite mining and alumina producer in Jamaica, and the Puerto Rico Electric Power Authority (“PREPA”), each of which is described in more detail below. Our assets built to service these significant customers have been designed with capacity to service other customers.

We currently procure our LNG either by purchasing from a supplier or by manufacturing it in our Miami Facility. Our long-term goal is to develop the infrastructure necessary to supply our existing and future customers with LNG produced primarily at our own facilities, including our expanded delivery logistics chain in Northern Pennsylvania (the “Pennsylvania Facility”).

Montego Bay Facility

The Montego Bay Facility serves as our supply hub for the north side of Jamaica, providing natural gas to JPS to fuel the 145MW Bogue Power Plant in Montego Bay, Jamaica. Our Montego Bay Facility commenced commercial operations in October 2016 and is capable of processing up to 740,000 gallons of LNG (61,000 MMBtu) per day and features approximately 7,000 cubic meters of onsite storage. The Montego Bay Facility also consists of an ISO loading facility that can transport LNG to numerous on-island industrial users.

Old Harbour Facility

The Old Harbour Facility commenced commercial operations in June 2019 and is capable of processing approximately six million gallons of LNG (500,000 MMBtu) per day. The Old Harbour Facility supplies natural gas to the new 190MW Old Harbour power plant (the “Old Harbour Power Plant”) operated by SJPC. The Old Harbour Facility is also supplying natural gas to our dual-fired combined heat and power facility in Clarendon, Jamaica (the “CHP Plant”). The CHP Plant supplies electricity to JPS under a long-term PPA. The CHP Plant also provides steam to Jamalco under a long-term take-or-pay SSA. On March 3, 2020, the CHP Plant commenced commercial operation under both the PPA and the SSA and began supplying power and steam to JPS and Jamalco, respectively. In August 2020, we began to deliver gas to Jamalco to utilize in their gas-fired boilers.

San Juan Facility

In July 2020, we finalized the development of the San Juan Facility. The San Juan Facility is near the San Juan Power Plant and serves as our supply hub for the San Juan Power Plant and other industrial end-user customers in Puerto Rico. We have delivered natural gas used for the commissioning of PREPA’s power plant under the Fuel Sale and Purchase Agreement with PREPA since April 2020. See “—Other Matters” for additional information regarding our San Juan Facility.

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

Suape Development

On January 12, 2021, we acquired CH4 Energia Ltda., an entity that owns key permits and authorizations to develop an LNG terminal and up to 1.37GW of gas-fired power at the Port of Suape in Brazil. On March 11, 2021, we acquired 100% of the outstanding shares of Pecém Energia S.A. (“Pecém”) and Energetica Camacari Muricy II S.A. (“Muricy”). These companies collectively hold certain 15-year power purchase agreements totaling 288 MW for the development of the thermoelectric power plants in the State of Bahia, Brazil. We will seek to obtain the necessary approvals from ANEEL and other relevant regulatory authorities in Brazil to transfer the site for the power purchase agreements to the Port of Suape and update the technical characteristics in order to develop and plan to construct a 288MW gas-fired power plant and LNG import terminal at the Port of Suape to provide LNG and natural gas to major energy consumers within the port complex and across the greater Northeast region of Brazil.

Other Development Projects

We are in the process of developing an LNG regasification facility and power plant at the Port of Pichilingue in Baja California Sur, Mexico (the “La Paz Facility”). Initially, the La Paz Facility is expected to supply approximately 270,000 gallons of LNG (22,300 MMBtu) per day under an intercompany GSA for approximately 100 MW of power supplied by gas-fired modular power units that we plan to develop, own and operated, which may be increased to approximately 350,000 gallons (29,000 MMBtu) of LNG per day for up to 135 MW of power. In addition, we recently executed an agreement with CFEnergia for the supply of natural gas to power plants located in Punta Prieta and Coromuel for an estimated 250,000 gallons of LNG (20,700 MMBtu) per day.

We are also in the process of developing an LNG regasification facility and power plant in Puerto Sandino, Nicaragua (the “Puerto Sandino Facility”). In February 2020, we entered into a 25-year PPA with Nicaragua’s electricity distribution companies, and we are in the process of constructing an approximately 300 MW natural gas-fired power plant that will consume approximately 700,000 gallons of LNG (57,500 MMBtus) per day.

We are currently developing a modular floating liquefaction facility to provide a low-cost supply of liquefied natural gas for our growing customer base. The “Fast LNG” design pairs advancements in modular, midsize liquefaction technology with jack up rigs or similar floating infrastructure to enable a much lower cost and faster deployment schedule than today’s floating liquefaction vessels. A permanently moored FSU will serve as an LNG storage facility alongside the floating liquefaction infrastructure, which can be deployed anywhere there is abundant and stranded natural gas.

Recent Developments: Hygo and GMLP Acquisitions

On April 15, 2021, the Company completed the previously announced acquisitions of Hygo Energy Transition Ltd. (“Hygo”) and Golar LNG Partners LP (“GMLP”); referred to as the “Hygo Merger” and “GMLP Merger,” respectively and, collectively, the “Mergers”. NFE paid $580 million in cash and issued 31,372,549 shares of Class A common stock to Hygo’s shareholders in connection with the Hygo Merger. NFE paid $3.55 per each common unit of GMLP outstanding and for each of the outstanding membership interest of GMLP’s general partner, totaling $251 million.

As a result of the Hygo Merger we acquired one operating FSRU terminal in Sergipe, Brazil (the “Sergipe Facility”), a 50% interest in a 1.5G GW power plant in Sergipe, Brazil (the “Sergipe Power Plant”), as well as two other FSRU terminals in development in Pará, Brazil (the “Barcarena Facility”) and Santa Catarina, Brazil (the “Santa Catarina Facility”). In addition, we acquired Hygo’s vessel fleet, which consists of the Golar Nanook, a newbuild FSRU moored and in service at the Sergipe Facility, and two operating LNG carriers, the Golar Celsius and the Golar Penguin, which may be converted into FSRUs.

As a result of the GMLP Merger we acquired a fleet of six FSRUs, four LNG carriers and an interest in a floating liquefaction vessel, the Hilli, which receives, liquefies and stores LNG at sea and transfers it to LNG carriers that berth while offshore, each of which are expected to help support our existing facilities and international project pipeline. The majority of the FSRUs in GMLP’s fleet are operating in Brazil, Kuwait, Indonesia, Jamaica and Jordan under time charters. GMLP’s uncontracted vessels are available for short term employment in the spot market.

Cash consideration for the GMLP Merger was funded from proceeds from a private offering of $1.5 billion aggregate principal amount of senior secured notes due 2026 (the “2026 Notes”) completed on April 12, 2021. The 2026 Notes bear interest at 6.50% per annum and were issued at an issue price equal to 100% of principal. On April 15, 2021, we also entered into a $200 million senior secured revolving facility (the “Revolving Facility”). The Revolving Facility has a term of approximately five years and bears interest based on the three-month LIBOR rate plus certain margins.

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

Based on the essential nature of the services we provide to support power generation facilities, our development projects have not currently been significantly impacted by responses to the COVID-19 pandemic. We remain committed to prioritizing the health and well-being of our employees, customers, suppliers and other partners. We have implemented policies to screen employees, contractors, and vendors for COVID-19 symptoms upon entering our development projects, operations and office facilities. For the three months ended March 31, 2021, we have incurred approximately $0.4 million for safety measures introduced into our operations and other responses to the COVID-19 pandemic.

We are actively monitoring the spread of the pandemic and the actions that governments and regulatory agencies are taking to fight the spread. We have not experienced significant disruptions in development projects and daily operations from the COVID-19 pandemic; however, there are important uncertainties including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures. We do not currently expect these factors to have a significant impact on our results of operations, liquidity or financial position, or our development budgets or timelines.

Other Matters

We received an order from FERC on June 18, 2020, which asked us to explain why our San Juan Facility is not subject to FERC’s jurisdiction under section 3 of the Natural Gas Act. While we do not believe that the San Juan Facility is jurisdictional, we provided our reply to FERC on July 20, 2020 and requested that FERC act expeditiously. On March 19, 2021 FERC issued an order that the San Juan Facility does fall under FERC jurisdiction. FERC directed us to file an application for authorization to operate the San Juan Facility within 180 days of the order, but also found that allowing operation of the San Juan Facility to continue during the pendency of an application is in the public interest. FERC also concluded that no enforcement action against us is warranted, presuming we comply with the requirements of the order. Parties to the proceeding, including the Company, have sought rehearing of the March 19, 2021 FERC order and such rehearing requests remain pending before FERC. FERC’s orders in the proceeding would be subject to subsequent judicial review.

Results of Operations – Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020

	Three Months Ended March 31,
	2021	2020	Change
Revenues
Operating revenue	$91,196	$63,502	$27,694
Other revenue	54,488	11,028	43,460
Total revenues	145,684	74,530	71,154
Operating expenses
Cost of sales	96,671	68,216	28,455
Operations and maintenance	16,252	8,483	7,769
Selling, general and administrative	45,181	28,538	16,643
Contract termination charges and loss on mitigation sales	-	208	(208)
Depreciation and amortization	9,890	5,254	4,636
Total operating expenses	167,994	110,699	57,295
Operating loss	(22,310)	(36,169)	13,859
Interest expense	18,680	13,890	4,790
Other (income) expense, net	(604)	611	(1,215)
Loss on extinguishment of debt, net	-	9,557	(9,557)
Loss before taxes	(40,386)	(60,227)	19,841
Tax (benefit)	(877)	(4)	(873)
Net loss	$(39,509)	$(60,223)	$20,714

Revenues

Operating revenue from the sale of LNG, natural gas or outputs from our natural gas-fired power generation facilities increased $27,694 for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The increase was primarily driven by increases in volumes sold from the Old Harbour Facility, including volumes utilized in the CHP Plant which commenced commercial operations during March 2020:

•
For the three months ended March 31, 2021, we recognized $51,644 of revenue from volumes sold at the Old Harbour Facility, as compared to $35,777 for the three months ended March 31, 2020, including additional revenue of $16,830 from natural gas utilized in the CHP Plant and Jamalco’s boilers. For the three months ended March 31, 2021, the volume delivered to the Old Harbour Facility was 53.0 million gallons (4.4 TBtu). For the three months ended March 31, 2020, the volume delivered to the Old Harbour Facility was 42.1 million gallons (3.5 TBtu). The increase in volumes from sales to the Old Harbour Facility was primarily due to volumes delivered to the CHP Plant and Jamalco’s boilers increasing by 15.7 million gallons (1.3 TBtu) to 25.5 million gallons (2.1 TBtu) from 9.8 million gallons (0.8 TBtu) in the three months ended March 31, 2020.

•
Revenue from the delivery of power and steam, which began during March 2020, under our contracts with JPS and Jamalco of $7,136 for the three months ended March 31, 2021 as compared to $1,731 in revenue for the three months ended March 31, 2020.

Operating revenue was also impacted by operations at our Montego Bay Facility. Sales at the Montego Bay Facility increased by $1,956 from $22,823 for the three months ended March 31, 2020 to $24,779 for the three months ended March 31, 2021. The increase in sales at the Montego Bay Facility was primarily due to an increase in sales to industrial end-user customers, offset by a minor decrease in consumption by the Bogue Power Plant. Volumes delivered at the Montego Bay Facility remained relatively consistent for the three months ended March 31, 2021 as compared to the three months ended March 31, 2021, increasing by 0.1 million gallons (0.0 TBtu) from 23.5 million gallons (2.0 TBtu) during the three months ended March 31, 2020 to 23.6 million gallons (2.0 TBtu) during the three months ended March 31, 2021.

Other revenue includes revenue from development services, which is recognized from the construction, installation and commissioning of equipment to transform customers’ facilities to operate utilizing natural gas or to allow customers to receive power or other outputs from our power generation facilities, and such services are included within certain long-term contracts to supply these customers with natural gas or outputs from our natural gas-fired facilities. Other revenue increased $43,460 for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, and the increases were due to an increase in revenue for development services in Puerto Rico for the three months ended March 31, 2021, including gas used by our customer for testing and commissioning their assets. Development services revenue recognized in the three months ended March 31, 2021 included $45,618 for the customer’s use of 48.7 million gallons (4.0 TBtu) of natural gas as part of commissioning their assets.  The increase was partially offset by a decrease in development services revenue of $1,033 related to conversion of the customer’s infrastructure within the San Juan Power Plant.

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

Cost of sales increased $28,455 for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Cost of LNG purchased from third parties for sale to our customers or delivered for commissioning of our customer’s assets in Puerto Rico increased $22,454 for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The increase was primarily attributable to an 89% increase in volumes delivered, inclusive of volumes delivered from our Miami Facility, compared to the three months ended March 31, 2020, partially offset by the decrease in LNG cost. The weighted-average cost of LNG purchased from third parties and delivered decreased from $0.67 per gallon ($8.10 per MMBtu) for the three months ended March 31, 2020 to $0.51 per gallon ($6.17 per MMBtu) for the three months ended March 31, 2021. The weighted-average cost of our inventory balance as of March 31, 2021 and December 31, 2020 was $0.55 per gallon ($6.63 per MMBtu) and $0.40 per gallon ($4.81 per MMBtu), respectively.

Charter costs increased Cost of sales by $2,241 for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The increase was attributable to an additional vessel in our fleet associated with our San Juan Facility after our assets were placed in service in the third quarter of 2020, as well as credits received in the first quarter of 2020 that did not recur in the first quarter of 2021.

Operations and maintenance

Operations and maintenance includes costs of operating our Facilities, exclusive of costs to convert that are reflected in Cost of sales. Operations and maintenance for the three months ended March 31, 2021 was $16,252, which increased $7,769 from $8,483 for the three months ended March 31, 2020. The increase was primarily the result of operating facilities in the first quarter of 2021 that were still in development or had just commenced commercial operations in the first quarter of 2020. Operations and maintenance increased by the costs of operating the San Juan Facility of $3,206 and an increase in the cost to operate the CHP Plant of $1,844. Higher maintenance costs of $1,352 also contributed to the increased operations and maintenance costs for the three months ended March 31, 2021.

Selling, general and administrative

Selling, general and administrative includes compensation expenses for our corporate employees, employee travel costs, insurance, professional fees for our advisors and costs associated with development activities for projects that are in initial stages and development is not yet probable.

Selling, general and administrative for the three months ended March 31, 2021, was $45,181 which increased $16,643 from $28,538 for the three months ended March 31, 2020. The increase was primarily attributable to $11,563 of professional services costs and other costs associated with the Mergers. The increase was also attributable to $4,050 of higher payroll costs associated with increased headcount, partially offset by reductions to other administrative costs.

Contract termination charges and loss on mitigation sales

Loss on mitigation sales for the three months ended March 31, 2021 and 2020 was $0 and $208, respectively. In the first quarter of 2020, we incurred losses associated with undelivered quantities of LNG under firm purchase commitments due to storage capacity constraints. In these situations, our supplier will attempt to sell the undelivered quantity through a mitigation sale, and the losses incurred under the firm purchases are partially offset by this sale of the undelivered amount to third parties for amounts lower than the contracted price, which resulted in a loss of $208. We did not have such transactions during the three months ended March 31, 2021.

Depreciation and amortization

Depreciation and amortization increased $4,636 for the three months ended March 31, 2021. The increase was primarily due to the following:

•	Increase in depreciation of $2,207 for the CHP Plant that went into service in March 2020;

•	Increase in depreciation of $2,385 for the San Juan Facility that went into service in July 2020.

Interest expense

Interest expense for the three months ended March 31, 2021 was $18,680, which increased $4,790 from $13,890 for the three months ended March 31, 2020, primarily as a result of decreased capitalization of interest as both our CHP Plant and our San Juan Facility were placed into service in 2020, as well as higher principal balances outstanding during 2021. The increase in expense was partially offset by a reduction to the amortization of financing costs.

Other (income) expense, net

Other income, net for the three months ended March 31, 2021 was $604, which increased $1,215 from expense of $611 for the three months ended March 31, 2020, primarily as a result of the unrealized loss on our investment in equity securities of $2,400 in the first quarter of 2020 that did not recur in the first quarter of 2021. We also recognized income from the change in fair value of the derivative liability and equity agreement associated with our acquisition of Shannon LNG.

Loss on extinguishment of debt, net

Loss on extinguishment of debt for the three months ended March 31, 2020 was $9,557 as a result of the extinguishment of the Term Loan Facility in January 2020. We did not have such transactions during the three months ended March 31, 2021.

Tax (benefit)

We recognized a tax benefit for the three months ended March 31, 2021 of $877, compared to tax benefit of $4 for the three months ended March 31, 2020. The increase in benefit for the three months ended March 31, 2021 was primarily driven by the release of a valuation allowance in a foreign jurisdiction resulting in a discrete benefit of $3,010, partially offset by income tax expense recorded for certain profitable foreign operations. The Company determined that the valuation allowance should be released based on forecasted pre-tax profits in this jurisdiction.

During 2020, the CHP Plant began operations and we placed our assets at the San Juan Facility in service. Certain of our Jamaican operations had increased earnings for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 without any historical net operating losses to offset additional tax expense. During the third quarter of 2020, we placed our assets at the San Juan Facility into service, and since that point, we have recognized tax expense in Puerto Rico at a preferential tax rate due to our tax decree resulting in an effective tax rate lower than the U.S. federal income tax rate. We continue to have valuation allowances in many of our foreign jurisdictions and tax expense for earnings generated in many foreign jurisdictions has been limited.

Factors Impacting Comparability of Our Financial Results

Our historical results of operations and cash flows are not indicative of results of operations and cash flows to be expected in the future, principally for the following reasons:

•
Our historical financial results do not include significant projects that have recently been completed or are near completion. Our results of operations for the three months ended March 31, 2021 include our Montego Bay Facility, Old Harbour Facility, San Juan Facility, certain industrial end-users and our Miami Facility. We are finalizing development of our La Paz Facility and our Puerto Sandino Facility, and our current results do not include revenue and operating results from these projects. Our current results also exclude other developments, including, but not limited to, potential developements in Brazil and the Ireland Facility.

•
Our historical financial results do not reflect new LNG supply agreements that will lower the cost of our LNG supply through 2030. We currently purchase the majority of our supply of LNG from third parties, sourcing approximately 97% of our LNG volumes from third parties for the three months ended March 31, 2021, a significant portion of which is under an LNG supply agreement signed in 2018. During 2020, we also entered into four LNG supply agreements for the purchase of approximately 415 TBtu of LNG at a price indexed to Henry Hub from 2021 and 2030, resulting in expected pricing below the pricing in our previous long-term supply agreement.

We also anticipate that the deployment of Fast LNG floating liquefaction facilities will significantly lower the cost of our LNG supply and reduce our dependence on third party suppliers.

•
Our historical financial results do not include the acquisitions of Hygo and GMLP as well as transaction and integration costs expected to be incurred associated with these acquisitions. Upon completion of the acquisition of Hygo, we acquired the Sergipe Facility, a 50% interest in the Sergipe Power Plant, as well as the Barcarena Facility and the Santa Catarina Facility that are currently in development. In addition, we acquired one FSRU in service at the Sergipe Facility and two operating LNG carriers which may be converted into FSRUs. Upon completion of the acquisition of GMLP, we acquired a fleet of six FSRUs, four LNG carriers and an interest in a floating liquefaction vessel. The results of operations of Hygo and GMLP will begin to be included in our financial statements upon the closing of the acquisitions in the second quarter of 2021. Our results of operations in 2021 will also include transaction costs associated with these acquisitions as well as costs incurred to integrate the operations of Hygo and GMLP into our business, which may be significant.

Liquidity and Capital Resources

We believe we will have sufficient liquidity from proceeds from recent borrowings, access to additional capital sources and cash flow from operations to fund our capital expenditures and working capital needs for the next 12 months. We expect to fund our current operations and continued development of additional facilities through cash on hand, borrowings under our Revolving Facility and cash generated from operations. We may also elect to generate additional liquidity through future debt or equity issuances or debt refinancings to fund developments and transactions. We have historically funded our developments through proceeds from our IPO and debt and equity financing as follows:

•	In January 2020, we borrowed $800,000 under a credit agreement, and repaid our prior term loan facility in full.

•	In September 2020, we issued $1,000,000 of 2025 Notes and repaid all other outstanding debt. No principal payments are due on the 2025 Notes until maturity in 2025.

•
In December 2020, we received proceeds of $263,125 from the issuance of $250,000 of additional notes on the same terms as the 2025 Notes (subsequent to this issuance, these additional notes are included in the definition of 2025 Notes herein).

•	In December 2020, we issued 5,882,352 shares of Class A common stock and received proceeds of $290,771, net of $1,221 in issuance costs.

On April 12, 2021, we issued $1.5 billion of 2026 Notes. The 2026 Notes bear interest at 6.50% per annum and were issued at an issue price equal to 100% of principal. No principal payments are due on the 2026 Notes until maturity in 2026. The Company used the net proceeds from this offering to fund the cash consideration for the GMLP Merger and pay related fees and expenses. On April 15, 2021, we entered into the $200 million Revolving Facility that has a term of approximately five years and bears interest based on the three-month LIBOR rate plus certain margins.

We have assumed total expenditures for all completed and existing projects to be approximately $1,239 million, with approximately $839 million having already been spent through March 31, 2021. This estimate represents the expenditures necessary to complete the La Paz Facility and the Puerto Sandino Facility, expected expenditures to serve new industrial end-users and other planned capital expenditures. We expect to be able to fund all such committed projects with a combination of cash on hand, cash flows from operations and borrowings under our Revolving Facility. We may also seek to fund our developments through debt refinancings.  We are currently exploring the potential refinancing of the Golar Nanook with a sale-leaseback or similar financing.  We cannot assure whether any such refinancing will occur. Through March 31, 2021, we have spent approximately $144 million to develop the Pennsylvania Facility. Approximately $21 million of construction and development costs have been expensed as we have not issued a final notice to proceed to our engineering, procurement and construction contractors. Cost for land, as well as engineering and equipment that could be deployed to other facilities and associated financing costs of approximately $123 million, has been capitalized.

Certain of the debt facilities of each of Hygo and GMLP or their respective subsidiaries remained outstanding following the closing of the Mergers.  The following is a description of the debt facilities for each of Hygo and GMLP that remain outstanding following the closing of the Mergers. In the future, we will need to repay or refinance this additional indebtedness which could adversely affect our liquidity and capital resources. There can be no assurances that we will be able to refinance this indebtedness on favorable terms or at all.

Hygo Debt

Sergipe Debt Financing

To finance construction of the Sergipe Facility and the Sergipe Power Plant, in April 2018, CELSE—Centrais Elétricas de Sergipe S.A. (“CELSE”) signed financing agreements with amounts made available by banks and multilateral organizations throughout 2018 and 2019 (the “CELSE Facility”). As of December 31, 2020, amounts outstanding and the effective interest rates under the CELSE Facility were as set forth below. Principal and interest payments are due each October and April, beginning October 2020. The CELSE Facility matures in April 2032.

Credit facility (Real and USD in millions)	Amount Outstanding		Effective interest rate
IFC	R$	844.9 ($156.8)	9.79%
Inter-American Development Bank	R$	694.6 ($128.9)	9.69%
IDB Invest		$38.0	6.35%
IDB China Fund		$50.0	6.35%

Also in April 2018, CELSE issued debentures in the aggregate principal amount of R$3,370.0 million (net proceeds of $874 million), due April 2032, bearing interest at a fixed rate of 9.85% (the “CELSE Debentures”). As of December 31, 2020, the balance of the CELSE Debentures was R$2,571.0 million ($477.3 million). Interest is payable on the CELSE Debentures semi-annually on each April 15 and October 15, beginning on October 15, 2018. The CELSE Debentures are amortized and repaid in 24 consecutive semi-annual installments on each of April 15 and October 15, commencing on October 15, 2020.

The indenture governing the CELSE Debentures contains covenants that: (i) requires CELSE to maintain a historical debt service coverage ratio for a twelve month period on or after March 31, 2021 of no less than 1.10 to 1.00; (ii) prohibit certain restricted payments; (iii) limit the ability of CELSE from creating any liens or incurring additional indebtedness; (iv) prohibit certain fundamental changes; (v) limit the ability of CELSE to transfer or purchase assets; (vi) prohibit certain affiliate transactions; (vii) limit the ability of CELSE to make change orders or give other directions under the documents related to the construction and operation of the project in certain circumstances; (viii) limit the ability of CELSE to enter into additional contracts; (ix) limit CELSE’s operating expenses and capital expenditures; and (x) prohibit CELSE from transferring, purchasing or otherwise acquiring any portion of the CELSE Debentures, other than pursuant to the exercise of the put option.

On April 12, 2018, CELSEPAR—Centrais Elétricas de Sergipe Participações S.A. (“CELSEPAR”) entered into a Standby Guarantee and Credit Facility Agreement with GE Capital EFS Financing, Inc. (“GE Capital”), as lender, and Ebrasil Energia Ltda. (“Ebrasil”) and Golar Power Brasil Participações S.A (“Golar Brazil”), each as sponsor (the “GE Credit Facility”). Pursuant to the GE Credit Facility, GE Capital agreed to provide $120.0 million in credit support in respect of CELSEPAR’s obligation to make certain contingent equity contributions to CELSE. Amounts disbursed under the GE Credit Facility accrue interest at a fixed rate of LIBOR plus a margin of 11.4% and are payable on May 30 and November 30 each year, beginning on May 30, 2021. The GE Credit Facility matures on November 30, 2024. As of December 31, 2020, there was R$689.4 million ($132.0 million) outstanding under the GE Credit Facility. The GE Credit Facility includes covenants and events of default that are customary for similar transactions.

Debenture Loan

On September 10, 2019, Hygo’s subsidiary, Golar Brazil issued debentures in the aggregate principal amount of R$300.0 million ($55.7 million) due September 2024, bearing interest at a rate equal to the one-day interbank deposit futures rate in Brazil plus 2.65% (the “Debentures”). The offering resulted in net proceeds to Golar Brazil, after deducting applicable discounts and commissions and offering expenses, of R$295.0 million ($54.8 million). Interest is payable on the Debentures semi-annually on each September 13 and March 13, beginning on September 13, 2020. Principal due under the Debentures is amortized semi-annually on each September 13 and March 13, beginning September 13, 2020.

Golar Nanook Leaseback and Credit Facility

In September 2018, Golar FSRU8 Corp., a corporation organized in the Marshall Islands, as subsidiary of Hygo, entered into a sale and leaseback transaction with Compass Shipping 23 Corporation Limited in respect of the Golar Nanook (the “Nanook Leaseback”). In September 2018, Compass Shipping 23 Corporation Limited, the owner of the Golar Nanook, entered into a twelve-year, $277 million credit facility (the “Nanook Facility”). Although we have no control over the funding arrangements of Compass Shipping 23 Corporation Limited, we expect to be the primary beneficiary of the Golar Nanook and therefore expect to consolidate the Nanook Facility in our financial results. The Nanook Facility bears interest at LIBOR plus a margin equal to 3.5% and is repayable in a balloon payment on maturity. The Nanook Facility matures in September 2030.

The Golar Nanook is part of the Sergipe Facility.  The terminal’s assets consist of (i) our FSRU, the Golar Nanook, which is under a 25-year bareboat charter with CELSE (the “Sergipe FSRU Charter”), (ii) specialized mooring infrastructure and (iii) a dedicated 8 kilometer pipeline which connects to the adjacent Sergipe Power Plant. The Golar Nanook is financed through a twelve year sale-leaseback transaction with the right and obligation to repurchase the vessel at the end of the lease period. The balance of the infrastructure as well as our interest in the Sergipe Power Plant is owned through our joint venture, CELSEPAR.

The Golar Nanook operates under a 25-year bareboat charter with CELSE (the “Sergipe FSRU Charter”).  Pursuant to the Sergipe FSRU Charter, the Golar Nanook generates approximately $44 million per year in bareboat charter earnings, indexed to the Consumer Price Index (“CPI”), with operating expenditures passed through to CELSE.

Pursuant to the terms of the Sergipe FSRU Charter, we expect total revenues less estimated operating costs, without adjusting for inflation, of $1.1 billion over the 25-year term. The charter terminates on December 31, 2044. In addition to the charter, we expect to generate incremental revenue in the Sergipe Facility from downstream customers. The Sergipe Facility is capable of processing up to 790,000 MMBtu/d and storing up to 170,000 cubic meters of LNG. We expect the terminal to utilize approximately 230,000 MMBtu/d (30% of the terminal’s maximum regasification capacity) to provide natural gas to the Sergipe Power Plant at full dispatch.

CELSE has executed multiple PPAs pursuant to which the Sergipe Power Plant will deliver power to 26 committed offtakers, including investment grade counterparties, for a period of 25 years. These PPAs provide for guaranteed annual capacity payments of R$1.6 billion at an expected contracted EBITDA margin on gross revenue of 61% (calculated as total revenues less direct operating expenditures (including typical G&A and O&M charges relating to such arrangements) assuming zero dispatch and subject to standard adjustments for inflation and taxes to be incurred). The fixed capacity payments are adjusted annually for the Extended National Consumer Price Index (the “IPCA”), the Brazilian inflation-targeting system, which has historically offset changes in the exchange rate between the U.S. dollar and the Brazilian real. Annual revenues less operating costs are expected to be R$1.1 billion. Based on the terms of our PPAs, we expect total contracted revenues over the 25-year term, without adjusting for inflation, of R$41.0 billion. We also expect to generate incremental variable revenue during periods we elect to dispatch and sell power from the facility.

Golar Penguin Leaseback and Credit Facility

In December 2019, Golar Hull M2023 Corp., a corporation organized in the Marshall Islands, as subsidiary of Hygo, entered into a sale and leaseback transaction with Oriental LNG 02 Limited in respect of the Golar Penguin (the “Penguin Leaseback”). Payments are due quarterly in 24 installments of $1.89 million, with a balloon payment of approximately $68.0 million upon maturity. The Penguin Leaseback also contains certain covenants that, among other things, (i) require GLNG to maintain a consolidated net worth equal or greater to $450.0 million and maintain current assets equal to or greater than current liabilities and (ii) require the guarantor to maintain free liquid assets with aggregate value equal to or greater than $50.0 million. The Penguin Leaseback is cross-collateralized with a vessel under a sale and leaseback transaction between a subsidiary of GLNG and Oriental LNG 01 Limited, whereby a default under one sale and leaseback transaction automatically results in a default under the other. In connection with the Hygo Merger, a Supplemental Deed to the Penguin Leaseback was executed pursuant to which the cross-collateralization and related default were removed. The Supplemental Deed is effective subject to certain conditions, including consent from the lenders to the Penguin Facility (as defined below) set out therein.

In October 2020, Oriental LNG 02 Limited, the owner of the Golar Penguin, entered into a financing agreement to refinance its existing $113.4 million loan facility (the “Penguin Facility”). Although we have no control over the funding arrangements of Oriental LNG 02 Limited, we expect to be the primary beneficiary of the Golar Penguin and therefore expect to be required to consolidate the Penguin Facility in our financial results. The Penguin Facility bears interest at LIBOR plus a margin of 1.7% and is repayable in quarterly installments over a term of approximately six years.

Golar Celsius Leaseback and Credit Facility

On March 3, 2020, Golar Hull M2026 Corporation, a corporation organized in the Marshall Islands, as subsidiary of Hygo, entered into in a sale and leaseback transaction with Noble Celsius Shipping Limited in respect of the Golar Celsius (the “Celsius Leaseback”).

In March 2020, Noble Celsius Shipping Limited, the owner of the Golar Celsius, entered into a three-year loan facility for $118.2 million (the “Celsius Facility”). The Celsius Facility is denominated in U.S. dollars and bears interest at 4.0% and is repayable at the end of the three-year period. Although we have no control over the funding arrangements of Noble Celsius Shipping Limited, we expect to be the primary beneficiary of the Golar Celsius and therefore expect to consolidate the Celsius Facility in our financial results.

GMLP Debt

Golar Eskimo Leaseback and Credit Facility

In November 2015, GMLP entered into a sale and leaseback transaction with a subsidiary, Sea 23 Leasing Co. Limited (“Eskimo SPV”) of China Merchants Bank Leasing in respect of the Golar Eskimo (the “Eskimo Leaseback”). The Eskimo Leaseback also contains certain covenants that, among other things and subject to certain exceptions and qualifications require: (a) GMLP to maintain a minimum level of liquidity of $30 million and consolidated net worth of $123.95 million, (b) GMLP to not exceed a maximum net debt to EBITDA ratio of 6.5:1, (c) GMLP to maintain a minimum percentage of the value of the Golar Eskimo over the relevant outstanding balances of 110%. The Eskimo Leaseback is cross-collateralized with a vessel under a sale and leaseback transaction between a subsidiary of GLNG and Sea 24 Leasing Co. Limited, whereby a default under one sale and leaseback transaction automatically results in a default under the other.

In November 2015, Eskimo SPV, which is the legal owner of the Golar Eskimo, entered into a long-term loan facility (the “Eskimo SPV Debt”). The facility bears interest at a rate of LIBOR plus a margin. Although we have no control over the funding arrangements of the Eskimo SPV, we will be the primary beneficiary of the Golar Eskimo and therefore will be required to consolidate the Eskimo SPV Debt in our financial results.

In conjunction with the closing of the GMLP Merger, GMLP delivered an irrevocable notice to terminate the Eskimo Leaseback and repurchase the Golar Eskimo, and we will complete the repurchase in the third quarter of 2021.

Golar Hilli Leaseback

Golar Hilli Corporation (“Hilli Corp”) is a party to a Memorandum of Agreement, dated September 9, 2015, with Fortune Lianjiang Shipping S.A., a subsidiary of China State Shipbuilding Corporation (“Fortune”), pursuant to which Hilli Corp has sold to and leased back from Fortune the Hilli under a 10-year bareboat charter agreement (the “Hilli Leaseback”). GMLP’s 50% share of Hilli Corp’s indebtedness of $778.5 million amounted to $389.3 million as of December 31, 2020.

Pursuant to the GMLP Guarantee, GMLP is required to comply with the following covenants and ratios: (i) free liquid assets of at least $30 million throughout the Hilli Leaseback period; (ii) a maximum net debt to EBITDA ratio for the previous 12 months of 6.5:1; (iii) a consolidated tangible net worth of $123.95 million, and (iv) a minimum EBITDA to consolidated debt service for the previous 12 months of 1.20:1.

Series A Preferred Units

Distributions on the Preferred Units are payable out of amounts legally available therefor at a rate equal to 8.75% per annum of the stated liquidation preference. In the event of a liquidation, dissolution or winding up, whether voluntary or involuntary, holders of Preferred Units will have the right to receive a liquidation preference of $25.00 per unit plus an amount equal to all accumulated and unpaid distributions thereon to the date of payment, whether declared or not. At any time on or after October 31, 2022, the Preferred Units may be redeemed, in whole or in part, at a redemption price of $25.00 per unit plus an amount equal to all accumulated and unpaid distributions thereon on the date of redemption, whether declared or not.

Cash Flows

The following table summarizes the changes to our cash flows for the three months ended March 31, 2021 and 2020, respectively:

	Three Months Ended March 31,
(in thousands)	2021	2020	Change
Cash flows from:
Operating activities	$(111,986)	$(51,311)	$(60,675)
Investing activities	(90,257)	(56,048)	(34,209)
Financing activities	(47,891)	305,589	(353,480)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(250,134)	$198,230	$(448,364)

Cash (used in) operating activities

Our cash flow used in operating activities was $111,986 for the three months ended March 31, 2021, which increased by $60,675 from $51,311 for the three months ended March 31, 2020. The increase in cash flow used in operating activities for the three months ended March 31, 2021 was due to unfavorable changes in working capital accounts, primarily significant increases in receivables, inventory and decrease to accounts payable and accrued liabilities. In total changes in these working capital accounts resulted in $46,793 of additional cash used in operating activities in the first quarter of 2021.

Cash (used in) investing activities

Our cash flow used in investing activities was $90,257 for the three months ended March 31, 2021, which increased by $34,209 from $56,048 for the three months ended March 31, 2020. Cash outflows for investing activities during the three months ended March 31, 2021 were primarily used for development projects in Nicaragua and Mexico.

During the three months ended March 31, 2020, we completed the CHP Plant and were in the final stages of development of the San Juan Facility, and as such, we incurred lower cash outflows for investing activities for the three months ended March 31, 2020.

Cash (used in) provided by financing activities

Our cash flow used in financing activities was $47,891 for the three months ended March 31, 2021, which decreased by $353,480 from cash provided by financing activities of $305,589 for the three months ended March 31, 2020. Cash used in financing activities during the three months ended March 31, 2021 was due to payments of $29,564 related to tax withholdings for share-based compensation, as well as dividends paid of $17,657.

Cash flow provided by financing activities during the three months ended March 31, 2020 was primarily due to borrowings under the Credit Agreement of $800,000, partially offset by an original issue discount of $20,000 and transaction costs and other fees to obtain the Credit Agreement of $14,069. A portion of these proceeds was used to fund the repayment of the Term Loan Facility of $506,402. Additionally, the remaining proceeds from the Senior Secured Bonds of $52,144 were received during the first quarter of 2020.

Long-Term Debt

2025 Notes

On September 2, 2020, the Company issued $1,000,000 of 6.75% senior secured notes in a private offering pursuant to Rule 144A under the Securities Act (the “2025 Notes”). Interest is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2021; no principal payments are due until maturity on September 15, 2025. The Company may redeem the 2025 Notes, in whole or in part, at any time prior to maturity, subject to certain make-whole premiums.

The 2025 Notes are guaranteed, jointly and severally, by certain of our subsidiaries, in addition to other collateral. The 2025 Notes may limit our ability to incur additional indebtedness or issue certain preferred shares, make certain payments, and sell or transfer certain assets subject to certain financial covenants and qualifications. The 2025 Notes also provide for customary events of default and prepayment provisions.

We used a portion of the net cash proceeds received from the 2025 Notes to repay in full the outstanding principal and interest of all of our then existing debt facilities.

In connection with the issuance of the 2025 Notes, we incurred $17,937 in origination, structuring and other fees. Issuance costs of $13,909 were deferred as a reduction of the principal balance of the 2025 Notes on the condensed consolidated balance sheets; unamortized deferred financing costs related to lenders in our prior credit agreement that participated in the 2025 Notes were $6,501 and such unamortized costs were also included as a reduction of the principal balance of the 2025 Notes and will be amortized over the remaining term of the 2025 Notes. As a portion of the repayment of the prior credit agreement was a modification, in the third quarter of 2020 we recorded $4,028 of third-party fees in Selling, general and administrative in the condensed consolidated statements of operations and comprehensive loss.

On December 17, 2020, the Company issued $250,000 of additional notes on the same terms as the 2025 Notes in a private offering pursuant to Rule 144A under the Securities Act (subsequent to this issuance, these additional notes are included in the definition of 2025 Notes herein). Proceeds received included a premium of $13,125, which was offset by additional financing costs incurred of $4,436. As of March 31, 2021, total remaining unamortized deferred financing costs were $10,201.

2026 Notes

On April 12, 2021, the Company issued $1.5 billion of 2026 Notes. The 2026 Notes bear interest at a rate of 6.50% per annum, payable semi-annually in arrears on March 31 and September 30 of each year, commencing on September 30, 2021. The 2026 Notes will mature on September 30, 2026 and may be redeemed earlier by the Company, subject to certain “make-whole” premiums.

The 2026 Notes are guaranteed on a senior secured basis by each domestic subsidiary and foreign subsidiary that is a guarantor under the existing 2025 Notes, and the 2026 Notes are secured by substantially the same collateral as the Company’s existing first lien obligations under the 2025 Notes.

Under the indenture governing the 2026 Notes, the Company and its restricted subsidiaries are limited in the ability to, among other things, incur additional indebtedness or issue certain preferred shares, incur liens that secure indebtedness, make restricted payments, create dividend restrictions and other payment restrictions that affect the Company’s restricted subsidiaries, sell or transfer certain assets, engage in certain transactions with affiliates and merge or consolidate or transfer all or substantially all of the Company’s assets.

Revolving Facility

On April 15, 2021, the Company entered into the Revolving Facility. The proceeds of the Revolving Facility may be used for working capital and other general corporate purposes (including permitted acquisitions and other investments). Letters of credit issued under the $100 million letter of credit sub-facility may be used for general corporate purposes. The Revolving Facility will mature in 2026, with the potential for the Company to extend the maturity date once in a one-year increment.

Borrowings under the Revolving Facility will bear interest at a per annum rate equal to LIBOR plus 2.50% if the usage under the Revolving Facility is equal to or less than 50% of the commitments under the Revolving Facility and LIBOR plus 2.75% if the usage under the Revolving Facility is in excess of 50% of the commitments under the Revolving Facility, subject in each case to a 0.00% LIBOR floor. Borrowings under the Revolving Facility may be prepaid, at the option of the Company, at any time without premium.

The obligations under the Revolving Facility are guaranteed by each domestic subsidiary and foreign subsidiary that is a guarantor under the existing 2025 Notes, and the Revolving Facility is secured by substantially the same collateral as the Company’s existing first lien obligations under the 2025 Notes. The Revolving Facility contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants.

Off Balance Sheet Arrangements

As of March 31, 2021 and December 31, 2020, we had no off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

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

During 2020, we executed multiple lease agreements for the use of ISO tanks, and we began to receive these ISO tanks and the lease terms commenced during the second quarter of 2021. The lease term for each of these leases is five years, and expected payments under these lease agreements have been included in the above table.

Office space includes a space shared with affiliated companies in New York with lease terms up to 38 months and an office space in downtown Miami with a lease term of 84 months.

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

Revenue recognition

Our contracts with customers may contain one or several performance obligations usually consisting of the sale of LNG, natural gas, power and steam which are outputs from our natural gas-fueled infrastructure. The transaction price for each of these contracts is structured using similar inputs and factors regardless of the output delivered to the customer. The customers consume the benefit of the natural gas, power, and steam when they are delivered by the Company to the customer’s power generation facilities or interconnection facility. Natural gas, power, and steam qualify as a series with revenue being recognized over time using an output method, based on the quantity of natural gas, power, or steam that the customer has consumed. LNG is typically delivered in containers transported by truck to customer sites. Revenue from sales of LNG delivered by truck is recognized at the point in time at which physical possession and the risks and rewards of ownership transfer to the customer, either when the containers are shipped or delivered to the customers’ storage facilities, depending on the terms of the contract. Because the nature, timing, and uncertainty of revenue and cash flows are substantially the same for LNG, natural gas, power and steam, we have presented Operating revenue on an aggregated basis.

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

We have considered that the market price of LNG can vary widely, including decreases throughout 2019 and 2020. Due to the decline in LNG prices, we executed four long-term LNG supply agreements in 2020 at prices that are expected to be significantly lower than inventory purchased under our contract with our current supplier. Further, we were able to take advantage of the lower market pricing for LNG to supply our operations for the second half of 2020, resulting in an overall lower average cost of LNG. Our long-term, take-or pay contracts to deliver natural gas or LNG to our customers also limit our exposure to fluctuations in natural gas and LNG as our pricing is based on the Henry Hub index plus a contractual spread. Based on the long-term nature of our contracts and the market value of the underlying assets, we do not believe that changes in the price of LNG indicate that a recoverability assessment of our assets is necessary. Further, we plan to utilize our own liquefaction facilities to manufacture our own LNG at attractive prices, secure LNG to supply our expanding operations and reduce our exposure to future LNG price variations in the long term.

We have also considered the impacts of the ongoing COVID-19 pandemic, including the restrictions that governments may put in place and the resulting direct and indirect economic impacts on our current operations and expected development budgets and timelines. We primarily operate under long-term contracts with customers, many of which contain fixed minimum volumes that must be purchased on a “take-or-pay” basis, even in cases when our customer’s consumption has decreased. We have not changed our payment terms with these customers, and there has not been any deterioration in the timing or volume of collections.

Based on the essential nature of the services we provide to support power generation facilities, our development projects have not been significantly impacted by responses to the COVID-19 pandemic to date. We will continue to monitor this uncertain situation and local responses in jurisdictions where we do business to determine if there are any indicators that a recoverability assessment for our assets should be performed.

The COVID-19 pandemic has also significantly impacted energy markets, and the price of oil traded at historic low prices in 2020. Future expansion of our business is dependent upon LNG being a competitive source of energy and available at a lower cost than the cost to deliver other alternative energy sources, such as diesel or other distillate fuels. We do not believe that oil prices will remain at their historic low levels as evidenced by recent recovery, and we believe that LNG and natural gas will remain a competitive fuel source for customers.

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

As of March 31, 2021, management determined that it was not probable that the performance condition for our outstanding PSUs would be met. For these awards, compensation cost and the number of PSUs ultimately earned remains variable and compensation cost for these awards is recorded once achievement of the performance conditions becomes probable through the requisite service period. A cumulative adjustment to share-based compensation expense is recorded in the period that achievement of performance conditions becomes probable.

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

Interest Rate Risk

The 2025 Notes were issued with a fixed rate of interest, and as such, a change in interest rates would impact the fair value of the 2025 Notes but such a change would have no impact on our results of operations or cash flows. A 100-basis point increase or decrease in the market interest rate would decrease or increase the fair value of our fixed rate debt by approximately $50 million. The sensitivity analysis presented is based on certain simplifying assumptions, including instantaneous change in interest rate and parallel shifts in the yield curve.

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

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2021 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

References to “NFE,” the “Company,” “we,” “us,” “our” and similar terms in this section refer to NFE Inc. and its subsidiaries, including Hygo and its subsidiaries, and including GMLP and its subsidiaries. References to “Hygo” and “GMLP”, respectively, in this section, refer to Hygo and GMLP and their respective subsidiaries, along with the Company and its subsidiaries.

Summary Risk Factors

Some of the factors that could materially and adversely affect our business, financial condition, results of operations or prospects include the following:

Risks Related to the Mergers

• We may be unable to successfully integrate the businesses and realize the anticipated benefits of the Mergers;
• We may not have discovered undisclosed liabilities of either Hygo or GMLP during our due diligence process, and we may not have adequate legal protection from potential liabilities of, or in respect of our acquisitions of, Hygo and GMLP;
• We have incurred a significant amount of additional debt to fund a portion of the purchase price for the GMLP Merger and as a result of the consummation of the Mergers;

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
• Our business could be affected adversely by labor disputes, strikes or work stoppages in Brazil;
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

Risks Related to Hygo Business Activities

• Hygo’s Sergipe Facility is not currently operating at full capacity while equipment is being repaired, and we do not know the precise date when the facility will resume operations at full capacity. Once operations fully resume, the facility will be subject to customary operational risk for facilities of this type. Hygo’s other planned facilities are in various stages of contracting, construction, permitting and commissioning, each of which may present challenges to completion;
• Hygo’s cash flow will be dependent upon the ability of its operating subsidiaries and joint ventures to make cash distributions to Hygo, the amount of which will depend on various contingencies;
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

Risks Related to Ownership of Our Class A Common Stock

• A small number of our original investors have the ability to direct the voting of a majority of our stock, and their interests may conflict with those of our other stockholders; and
• The declaration and payment of dividends to holders of our Class A common stock is at the discretion of our board of directors and there can be no assurance that we will continue to pay dividends in amounts or on a basis consistent with prior distributions to our investors, if at all.

Risks Related to the Mergers

Uncertainties associated with the Mergers may cause a loss of management personnel and other key employees, and we may have difficulty attracting and motivating management personnel and other key employees, which could adversely affect our future business and operations.

We are dependent on the experience and industry knowledge of our management personnel and other key employees to execute their business plans. Now that the Mergers have been completed, our success depends in part upon on our ability to attract, motivate and retain key management personnel and other key employees. No assurance can be given that we will be able to attract, motivate or retain management personnel and other key employees to the same extent now that the Mergers have been completed.

We may be unable to successfully integrate the businesses and realize the anticipated benefits of the Mergers.

The success of the Mergers will depend, in part, on our ability to successfully combine each of Hygo and GMLP, which recently operated as independent companies, with our business and realize the anticipated benefits, including synergies, cost savings, innovation and operational efficiencies, from each combination. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully, or at all, or may take longer to realize than expected and the value of our common stock may be harmed. Additionally, as a result of the Mergers, rating agencies may take negative actions against our credit ratings, which may increase our financing costs, including in connection with the financing of the Mergers.

The Mergers involve the integration of Hygo and GMLP with our existing business, which is a complex, costly and time-consuming process. The integration of each of Hygo and GMLP into our business may result in material challenges, including, without limitation:

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
• unanticipated issues in integrating information technology, communications and other systems; and
• unanticipated changes in federal or state laws or regulations.

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

We may not have discovered undisclosed liabilities or other issues of either Hygo or GMLP during our due diligence process, and we may not have adequate legal protection from potential liabilities of, or in respect of our acquisition of, Hygo and GMLP.

In the course of the due diligence review of each of Hygo and GMLP that we conducted prior to the consummation of each of the Mergers, we may not have discovered, or may have been unable to quantify, undisclosed liabilities or other issues of Hygo or GMLP and their respective subsidiaries. Moreover, we may not have adequate legal protection from potential liabilities of, or in respect of our acquisition of, Hygo or GMLP, irrespective of whether such potential liabilities were discovered or not. Examples of such undisclosed or potential liabilities or other issues may include, but are not limited to, pending or threatened litigation, regulatory matters, tax liabilities, indemnification of obligations, undisclosed counterparty termination rights, or undisclosed letter of credit or guarantee requirements. Any such undisclosed or potential liabilities or other issues could have an adverse effect on our business, results of operations, financial condition and cash flows.

We have  incurred a significant amount of additional debt to fund a portion of the purchase price for the GMLP Merger and as a result of the consummation of the Mergers.

As of December 31, 2020 we had approximately $1,250 million aggregate principal amount of indebtedness outstanding. On an ongoing basis, we engage with lenders and other financial institutions in an effort to improve our liquidity and capital resources. We may incur additional debt to fund our business and strategic initiatives. On January 13, 2021, we obtained financing commitments from Morgan Stanley Senior Funding, Inc. and Goldman Sachs Bank USA to pay, subject to the terms and conditions set forth therein, a portion of the cash purchase price in connection with the GMLP Merger, to refinance certain debt of GMLP and its subsidiaries, to pay related fees and expenses and for general corporate purposes. If we incur additional debt and other obligations, the risks associated with our substantial leverage and the ability to service such debt would increase.

In addition, in connection with both the Hygo Merger and the GMLP Merger, we assumed a significant amount of indebtedness, including guarantees and preferred shares. As such, we are now subject to additional restrictive debt covenants that may limit our ability to finance future operations and capital needs and to pursue business opportunities and activities. In addition, if we fail to comply with any of these restrictions, it could have a material adverse effect on us.

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

We may not be able to convert our anticipated LNG pipeline into binding contracts, and if we fail to convert potential sales into actual sales, we will not generate the revenues and profits we anticipate.

We are actively pursuing a significant number of new LNG contracts with multiple counterparties in multiple jurisdictions.  Potential sales contracts may differ meaningfully depending on various factors, including, but not limited to: whether the potential customer is a government entity or a private party; whether the contract process is done pursuant to a public bidding process or a bilateral negotiation; the infrastructure and permits needed for a particular project; customer timing requirements and applicable laws.  Moreover, counterparties commemorate their commitment to purchase LNG in various degrees of formality ranging from traditional contracts to less formal arrangements.

Given the variety of sales processes and counterparty acknowledgements of the LNG volumes they will purchase, we sometimes identify potential sales volumes as being either “Committed” or “In Discussion.”  “Committed” volumes generally refer to the volumes that management expects to be sold under binding contracts, non-binding letters of intent or memorandums of understanding.  “In Discussion” volumes generally refer to volumes that management is actively bidding on, responding to a request for proposals for or is actively negotiating.

Management’s estimations of “Committed” and “In Discussion” volumes may prove to be incorrect.  We may never sign a binding agreement to sell LNG to the counterparty, or we may sell much less LNG than we estimate.  Accordingly, we cannot assure you that Committed or In Discussion volumes will result in actual sales, and such volumes should not be used to predict the company’s future results.

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

A primary focus of our business is the development of projects in foreign jurisdictions, including in locations where we have no prior development experience, and we expect to continue expanding into new jurisdictions in the future, including with our expansion by way of the Mergers.

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

•	inability to develop infrastructure, including our Facilities and Liquefaction Facilities, as well as other future projects, in a timely and cost-effective manner;
•	inability to attract and retain personnel in a timely and cost-effective manner;
•	failure of investments in technology and machinery, such as liquefaction technology or LNG tank truck technology, to perform as expected;
•	increases in competition which could increase our costs and undermine our profits;
•	inability to source LNG and/or natural gas in sufficient quantities and/or at economically attractive prices;
•	failure to anticipate and adapt to new trends in the energy sector in the U.S., Jamaica, the Caribbean, Mexico, Ireland, Nicaragua, Brazil and elsewhere;
•	increases in operating costs, including the need for capital improvements, insurance premiums, general taxes, real estate taxes and utilities, affecting our profit margins;
•	inability to raise significant additional debt and equity capital in the future to implement our strategy as well as to operate and expand our business;
•	general economic, political and business conditions in the U.S., Jamaica, the Caribbean, Mexico, Ireland, Nicaragua, Brazil and in the other geographic areas in which we intend to operate;
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

Our Fast LNG strategy is innovative and thus not yet proven.  We may not be able to realize the time and cost savings we expect to achieve with our Fast LNG strategy.

We have developed our Fast LNG strategy to procure and deliver LNG to our customers more quickly and cost-effectively than traditional LNG procurement and delivery strategies used by other market participants.  We are in the process of designing and constructing our first Fast LNG solution.  The Fast LNG technology may take more time and money to construct than we currently estimate.  We may not be able to successful construct our Fast LNG solution, and even if we succeed in constructing the technology, we may ultimately not be able to realize the time and cost savings we currently expect to achieve from this strategy.  Any such failure could negatively affect both the timing and costs of some future projects, impair our ability to reduce our future LNG costs and negatively affect our financial results.

We may not be able to convert our anticipated LNG pipeline into binding contracts, and if we fail to convert potential sales into actual sales, we will not generate the revenues and profits we anticipate.

We are actively pursuing a significant number of new LNG contracts with multiple counterparties in multiple jurisdictions.  Potential sales contracts may differ meaningfully depending on various factors, including, but not limited to: whether the potential customer is a government entity or a private party; whether the contract process is done pursuant to a public bidding process or a bilateral negotiation; the infrastructure and permits needed for a particular project; customer timing requirements and applicable laws.  Moreover, counterparties commemorate their commitment to purchase LNG in various degrees of formality ranging from traditional contracts to less formal arrangements.

Given the variety of sales processes and counterparty acknowledgements of the LNG volumes they will purchase, we sometimes identify potential sales volumes as being either “Committed” or “In Discussion.”  “Committed” volumes generally refer to the volumes that management expects to be sold under binding contracts, non-binding letters of intent or memorandums of understanding.  “In Discussion” volumes generally refer to volumes that management is actively bidding on, responding to a request for proposals for or is actively negotiating.

Management’s estimations of “Committed” and “In Discussion” volumes may prove to be incorrect.  We may never sign a binding agreement to sell LNG to the counterparty, or we may sell much less LNG than we estimate.  Accordingly, we cannot assure you that Committed or In Discussion volumes will result in actual sales, and such volumes should not be used to predict the company’s future results.

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

A variety of factors beyond our control could impact the availability or cost of capital, including domestic or international economic conditions, increases in key benchmark interest rates and/or credit spreads, the adoption of new or amended banking or capital market laws or regulations, the re-pricing of market risks and volatility in capital and financial markets, risks relating to the credit risk of our customers and the jurisdictions in which we operate, as well as general risks applicable to the energy sector. Our financing costs could increase or future borrowings or equity offerings may be unavailable to us or unsuccessful, which could cause us to be unable to pay or refinance our indebtedness or to fund our other liquidity needs. We also historically have relied, and in the future will likely rely, on borrowings under term loans and other debt instruments to fund our capital expenditures. If any of the lenders in the syndicates backing these debt instruments were unable to perform on its commitments, we may need to seek replacement financing, which may not be available as needed, or may be available in more limited amounts or on more expensive or otherwise unfavorable terms.

We may not be profitable for an indeterminate period of time.

We have a limited operating history and did not commence revenue-generating activities until 2016, and did not achieve profitability as of March 31, 2021. We have made and will continue to make significant initial investments to complete construction and begin operations of each of our Facilities, power plants and Liquefaction Facilities, and we will need to make significant additional investments to develop, improve and operate them, as well as all related infrastructure. We also expect to make significant expenditures and investments in identifying, acquiring and/or developing other future projects, including in connection with the Mergers. We also expect to incur significant expenses in connection with the launch and growth of our business, including costs for LNG purchases, rail and truck transportation, shipping and logistics and personnel. We will need to raise significant additional debt capital to achieve our goals.

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

A limited number of customers currently represent a substantial majority of our income. Our operating results are currently contingent on our ability to maintain LNG, natural gas, steam and power sales to these customers. At least in the short term, we expect that a substantial majority of our sales will continue to arise from a concentrated number of customers, such as power utilities, railroad companies and industrial end-users. We expect the substantial majority of our revenue for the near future to be from customers in the Caribbean, the Sergipe Facility and the Sergipe Power Plant and as a result, are subject to any risks specific to those customers and the jurisdictions and markets in which they operate. We may be unable to accomplish our business plan to diversify and expand our customer base by attracting a broad array of customers, which could negatively affect our business, results of operations and financial condition.

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

Our business and the development of energy-related infrastructure and projects generally is based on assumptions about the future availability and price of natural gas and LNG and the prospects for international natural gas and LNG markets. Natural gas and LNG prices have at various times been and may become volatile due to one or more of the following factors:

•	additions to competitive regasification capacity in North America, Brazil, Europe, Asia and other markets, which could divert LNG or natural gas from our business;
•	imposition of tariffs by China or any other jurisdiction on imports of LNG from the United States;
•	insufficient or oversupply of natural gas liquefaction or export capacity worldwide;
•	insufficient LNG tanker capacity;
•	weather conditions and natural disasters;
•	reduced demand and lower prices for natural gas;
•	increased natural gas production deliverable by pipelines, which could suppress demand for LNG;
•	decreased oil and natural gas exploration activities, including shut-ins and possible proration, which have begun and may continue to decrease the production of natural gas;
•	cost improvements that allow competitors to offer LNG regasification services at reduced prices;
•	changes in supplies of, and prices for, alternative energy sources, such as coal, oil, nuclear, hydroelectric, wind and solar energy, which may reduce the demand for natural gas;
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

As more fully discussed in our Annual Report and elsewhere in this Quarterly Report, our existing Facilities and Liquefaction Facilities and expected future facilities face operational risks, including, but not limited to, the following: performing below expected levels of efficiency, breakdowns or failures of equipment, operational errors by trucks, including trucking accidents while transporting natural gas, tankers or tug operators, operational errors by us or any contracted facility operator, labor disputes and weather-related or natural disaster interruptions of operations.

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

Our current operations and future projects are subject to the inherent risks associated with LNG, natural gas and power operations, including explosions, pollution, release of toxic substances, fires, seismic events, hurricanes and other adverse weather conditions, and other hazards, each of which could result in significant delays in commencement or interruptions of operations and/or result in damage to or destruction of the Facilities, Liquefaction Facilities and assets or damage to persons and property. In addition, such operations and the vessels of third parties on which our current operations and future projects may be dependent face possible risks associated with acts of aggression or terrorism. Some of the regions in which we operate are affected by hurricanes or tropical storms. We do not, nor do we intend to, maintain insurance against all of these risks and losses. In particular, we do not carry business interruption insurance for hurricanes and other natural disasters. Therefore, the occurrence of one or more significant events not fully insured or indemnified against could create significant liabilities and losses which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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

The COVID-19 pandemic has subjected our operations, financial performance and financial condition to a number of operational financial risks. The COVID-19 pandemic has also affected Hygo and GMLP. For example, there is an increased risk that final investment decisions with respect to Hygo’s Barcarena Facility (as defined herein) and Santa Catarina Facility (as defined herein) may be delayed due to severe restrictions on travel within Brazil. Although the services we provide are generally deemed essential, we may face negative impacts from increased operational challenges based on the need to protect employee health and safety, workplace disruptions and restrictions on the movement of people including our employees and subcontractors, and disruptions to supply chains related to raw materials and goods both at our own Facilities, Liquefaction Facilities and at customers and suppliers. We may also experience a lower demand for natural gas at our existing customers and a decrease in interest from potential customers as a result of the pandemic’s impact on the price of available fuel options, including oil-based fuels as well as strains the pandemic places on the capacity of potential customers to evaluate purchasing our goods and services. We may experience customer requests for potential payment deferrals or other contract modifications and delays of potential or ongoing construction projects due to government guidance or customer requests. Conditions in the financial and credit markets may limit the availability of funding and pose heightened risks to future financings we may require. These and other factors we cannot anticipate could adversely affect our business, financial position and results of operations. It is possible that the longer this period of economic and global supply chain and disruption continues, the greater the uncertainty will be regarding the possible adverse impact on our business operations, financial performance and results of operations.

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

The construction of energy-related infrastructure, including our Facilities and Liquefaction Facilities, the Barcarena Facility, the Santa Catarina Facility and other assets in Brazil, as well as other future projects, involves numerous operational, regulatory, environmental, political, legal and economic risks beyond our control and may require the expenditure of significant amounts of capital during construction and thereafter. These potential risks include, among other things, the following:

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

Timely and cost-effective completion of our energy-related infrastructure, including our Facilities and Liquefaction Facilities, the Sergipe Facility, the Barcarena Facility and the Santa Catarina Facility, as well as future projects, in compliance with agreed specifications is central to our business strategy and is highly dependent on the performance of our primary building contractor and our other contractors under our agreements with them. The ability of our primary building contractor and our other contractors to perform successfully under their agreements with us is dependent on a number of factors, including their ability to:

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

Our business is subject to the risk of natural gas and LNG price competition at times when we need to replace any existing customer contract, whether due to natural expiration, default or otherwise, or enter into new customer contracts. Factors relating to competition may prevent us from entering into new or replacement customer contracts on economically comparable terms to existing customer contracts, or at all. Such an event could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects. Factors which may negatively affect potential demand for natural gas from our business are diverse and include, among others:

•	increases in worldwide LNG production capacity and availability of LNG for market supply;
•	increases in demand for natural gas but at levels below those required to maintain current price equilibrium with respect to supply;
•	increases in the cost to supply natural gas feedstock to our liquefaction projects;
•	increases in the cost to supply LNG feedstock to our Facilities;
•	decreases in the cost of competing sources of natural gas, LNG or alternate fuels such as coal, heavy fuel oil and automotive diesel oil (“ADO”)
•	decreases in the price of LNG; and
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

As part of our efforts to reduce global carbon emissions, we are making investments in hydrogen energy technologies. The innovative nature of these projects entails the risk that we may never realize the anticipated benefits we hope to achieve for the planet.

We are making investments to develop green hydrogen energy technologies as part of our long-term goal to become one of the world’s leading providers of carbon-free energy.  In October 2020, we announced our intention to partner with Long Ridge Energy Terminal and GE Gas Power to transition a power plant to be capable of burning 100% green hydrogen over the next decade, and investment in H2Pro, an Israel-based company developing a novel, efficient, and low-cost green hydrogen production technology. We expect to make additional investments in this field in the future.  Because these technologies are innovative, we may be making investments in unproven business strategies and technologies with which we have limited or no prior development or operating experience. As an investor in these technologies, it is also possible that we could be exposed to claims and liabilities, expenses, regulatory challenges and other risks.

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

Our business is subject to numerous governmental laws, rules, regulations and requires permits that impose various restrictions and obligations that may have material effects on our results of operations. In addition, each of the applicable regulatory requirements and limitations is subject to change, either through new regulations enacted on the federal, state or local level, or by new or modified regulations that may be implemented under existing law. The nature and extent of any changes in these laws, rules, regulations and permits may be unpredictable and may have material effects on our business. Future legislation and regulations or changes in existing legislation and regulations, or interpretations thereof, such as those relating to the liquefaction, storage, or regasification of LNG, or its transportation could cause additional expenditures, restrictions and delays in connection with our operations as well as other future projects, the extent of which cannot be predicted and which may require us to limit substantially, delay or cease operations in some circumstances. For example, in March 2021, an amendment to the Mexican Power Industry Law (Ley de la Industria Electrica) was published which would reduce the dispatch priority of privately-owned power plants compared to state-owned power plants in Mexico. The amendment is being challenged as unconstitutional, and a judge awarded an injunction halting the implementation of the amendment. However, if the amendment is enforced against us, it could negatively affect our plant’s dispatch and our revenue and results of operations. Revised, reinterpreted or additional laws and regulations that result in increased compliance costs or additional operating costs and restrictions could have an adverse effect on our business, the ability to expand our business, including into new markets, results of operations, financial condition, liquidity and prospects.

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

If our chartered vessels suffer damage as a result of such an incident, they may need to be repaired. The loss of earnings while these vessels are being repaired would decrease our results of operations. If a vessel we charter were involved in an accident with the potential risk of environmental impacts or contamination, the resulting media coverage could have a material adverse effect on our reputation, our business, our results of operations and cash flows and weaken our financial condition. These risks also affect Hygo and GMLP and remain relevant following the Mergers.

Our chartered vessels operating in certain jurisdictions including the United States, now or in the future, will be subject to cabotage laws including the Merchant Marine Act of 1920, as amended (the “Jones Act”).

Certain activities related to our logistics and shipping operations may constitute “coastwise trade” within the meaning of laws and regulations of the U.S. and other jurisdictions. Under these laws and regulations, often referred to as cabotage laws, including the Jones Act, in the U.S., only vessels meeting specific national ownership and registration requirements or which are subject to an exception or exemption, may engage in such “coastwise trade”. When we operate or charter foreign-flagged vessels, we do so within the current interpretation of such cabotage laws with respect to permitted activities for foreign-flagged vessels. Significant changes in cabotage laws or to the interpretation of such laws in the places where we operate could affect our ability to operate or charter, or competitively operate or charter, our foreign-flagged vessels in those waters. If we do not continue to comply with such laws and regulations, we could incur severe penalties, such as fines or forfeiture of any vessels or their cargo, and any noncompliance or allegations of noncompliance could disrupt our operations in the relevant jurisdiction. Any noncompliance or alleged noncompliance could have a material adverse effect on our reputation, our business, our results of operations and cash flows, and could weaken our financial condition. These risks also affect Hygo and GMLP.

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

Our business could be affected adversely by labor disputes, strikes or work stoppages in Brazil

All of our employees in Brazil are represented by a labor union and are covered by collective bargaining agreements pursuant to Brazilian labor legislation. As a result, we are subject to the risk of labor disputes, strikes, work stoppages and other labor-relations matters. We could experience a disruption of our operations or higher ongoing labor costs, which could have a material adverse effect on our operating results and financial condition. Future negotiations with the unions or other certified bargaining representatives could divert management attention and disrupt operations, which may result in increased operating expenses and lower net income. Moreover, future agreements with unionized and non-unionized employees may be on terms that are note as attractive as our current agreements or comparable to agreements entered into by our competitors. Labor unions could also seek to organize some or all of our non-unionized workforce.

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

The design, construction and operation of energy-related infrastructure, including our existing and proposed facilities, the import and export of LNG and the transportation of natural gas, are highly regulated activities at the federal, state and local levels. Approvals of the DOE under Section 3 of the NGA, as well as several other material governmental and regulatory permits, approvals and authorizations, including under the CAA and the CWA and their state analogues, may be required in order to construct and operate an LNG facility and export LNG. Permits, approvals and authorizations obtained from the DOE and other federal and state regulatory agencies also contain ongoing conditions, and additional requirements may be imposed. Certain federal permitting processes may trigger the requirements of the National Environmental Policy Act (“NEPA”), which requires federal agencies to evaluate major agency actions that have the potential to significantly impact the environment. Compliance with NEPA may extend the time and/or increase the costs for obtaining necessary governmental approvals associated with our operations and create independent risk of legal challenges to the adequacy of the NEPA analysis, which could result in delays that may adversely affect our business, contracts, financial condition, operating results, cash flow, liquidity and profitability. On July 15, 2020, the White House Council on Environmental Quality issued a final rule revising NEPA regulations; however, the regulations, which would become effective 60 days after publication, have been challenged in court, and thus the impacts of any such revisions are uncertain at this time. On June 18, 2020, we received an order from FERC, which asked us to explain why our San Juan Facility is not subject to FERC’s jurisdiction under section 3 of the NGA. Because we do not believe that the San Juan Facility is jurisdictional, we provided our reply to FERC on July 20, 2020 and requested that FERC act expeditiously. On March 19, 2021 FERC issued an order that the San Juan Facility does fall under FERC jurisdiction. FERC directed us to file an application for authorization to operate the San Juan Facility within 180 days of the order, but also found that allowing operation of the San Juan Facility to continue during the pendency of an application is in the public interest. FERC also concluded that no enforcement action against us is warranted, presuming we comply with the requirements of the order. Parties to the proceeding, including the Company, have sought rehearing of the March 19, 2021 FERC order and such rehearing requests remain pending before FERC. FERC’s orders in the proceeding would be subject to subsequent judicial review.

We cannot control the outcome of any review or approval process, including whether or when any such permits, approvals and authorizations will be obtained, the terms of their issuance, or possible appeals or other potential interventions by third parties that could interfere with our ability to obtain and maintain such permits, approvals and authorizations or the terms thereof. If we are unable to obtain and maintain such permits, approvals and authorizations on favorable terms, we may not be able to recover our investment in our projects and may be subject to financial penalties under our customer and other agreements. Many of these permits, approvals and authorizations require public notice and comment before they can be issued, which can lead to delays to respond to such comments, and even potentially to revise the permit application. There is no assurance that we will obtain and maintain these governmental permits, approvals and authorizations on favorable terms, or that we will be able to obtain them on a timely basis, and failure to obtain and maintain any of these permits, approvals or authorizations could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects. Moreover, many of these permits, approvals and authorizations are subject to administrative and judicial challenges, which can delay and protract the process for obtaining and implementing permits and can also add significant costs and uncertainty.

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

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political uncertainty in the United States. For example, based in part on the publicized climate plan and pledges by President Biden, there may be significant legislation, rulemaking, or executive orders that seek to address climate change, incentivize low-carbon infrastructure or initiatives, or ban or restrict the exploration and production of fossil fuels. For example, although the U.S. has withdrawn from the Paris Agreement, President Biden has issued executive orders recommitting the U.S. to the Paris Agreement and calling for the federal government to begin formulating the United States nationally determined emissions reductions goal under the agreement with the U.S. recommitting to the Paris Agreement, executive orders may be issued or federal legislation or regulatory initiatives may be adopted to achieve the Paris Agreement’s goals.

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

We are also subject to anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act (“FCPA”), which generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits. Some of the jurisdictions in which we currently, or may in the future, operate may present heightened risks for FCPA issues, such as Nicaragua, Jamaica, Brazil, Mexico and Puerto Rico. Although we have adopted policies and procedures that are designed to ensure that we, our employees and other intermediaries comply with the FCPA, it is highly challenging to adopt policies and procedures that ensure compliance in all respects with the FCPA, particularly in high-risk jurisdictions. Developing and implementing policies and procedures is a complex endeavor. There is no assurance that these policies and procedures will work effectively all of the time or protect us against liability under anti-corruption laws and regulations, including the FCPA, for actions taken by our employees and other intermediaries with respect to our business or any businesses that we may acquire.

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

We currently have interests and operations in Jamaica and the United States (including Puerto Rico) and currently intend to expand into additional markets in the Caribbean, Mexico, Ireland, Nicaragua, Brazil and other geographies, and such interests are subject to governmental regulation in each market. The governments in these markets differ widely with respect to structure, constitution and stability and some countries lack mature legal and regulatory systems. To the extent that our operations depend on governmental approval and regulatory decisions, the operations may be adversely affected by changes in the political structure or government representatives in each of the markets in which we operate. Recent political, security and economic changes have resulted in political and regulatory uncertainty in certain countries in which we operate or may pursue operations. Some of these markets have experienced political, security and economic instability in the recent past and may experience instability in the future. In 2019, public demonstrations in Puerto Rico led to the governor’s resignation and the political change interrupted the bidding process for the privatization of PREPA’s transmission and distribution systems. While our operations were not, to date, impacted by the demonstrations or changes in Puerto Rico’s administration, any substantial disruption in our ability to perform our obligations under the Fuel Sale and Purchase Agreement with PREPA could have a material adverse effect on our financial condition, results of operations and cash flows. Furthermore, we cannot predict how our relationship with PREPA could change given PREPA’s award for its transmission and distribution system. PREPA may seek to find alternative power sources or purchase substantially less natural gas from us than what we currently expect to sell to PREPA.

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

If Hygo is unable to construct, commission and operate all of its facilities, or, when and if constructed, they do not accomplish their goals, or if Hygo experiences delays or cost overruns in construction, our business, operating results, cash flows and liquidity could be materially and adversely affected. Expenses related to Hygo’s pursuit of contracts and regulatory approvals related to Hygo’s facilities still under development may be significant and will be incurred by Hygo regardless of whether these assets are ultimately constructed and operational.

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

The transportation industry in Brazil currently relies on traditional fuels such as gasoline and diesel. And although there is wide acknowledgement in the industry that LNG represents a less expensive and more environmentally friendly alternative to these fuels, no significant portion of the transportation industry is currently utilizing LNG. Hygo cannot predict when, or even if, any meaningful portion of the transportation industry within Brazil will convert to LNG powered vehicles. Hygo’s agreement with Petrobras Distribuidora S.A. (“BR Distribuidora”) does not contractually obligate it to convert any portion of its fleet of diesel trucks to LNG-powered vehicles. Unless and until there is a significant conversion to LNG-powered vehicles within Brazil, Hygo will not realize the anticipated benefits of Hygo’s partnership with BR Distribuidora, which could adversely impact our future revenues.

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

The investigation is ongoing and Hygo will continue to monitor its progress. While Hygo has conducted its own internal investigation and did not identify evidence establishing bribery or other corrupt conduct involving Hygo, Hygo cannot predict when the investigation will be completed or the results of the investigation, including whether any litigation will arise out of, relating to, or in connection with the investigation or the extent of the impact that the investigation or any such litigation may have on Hygo’s business. Publicity or other events  associating  with Mr. Antonello or the investigation, regardless of their foundation or accuracy, could adversely affect Hygo’s and our reputation and Hygo’s ability to conduct Hygo’s business in Brazil and other jurisdictions. For example, Hygo may experience difficulties participating in public auctions and in some cases, may be disqualified, as was the case with respect to Hygo’s bid to lease Petrobras’s Bahìa Regasification Terminal (the “Bahìa Facility”). On September 30, 2020, Hygo’s subsidiary, Golar Power Comercializadora de Gás Natural Ltda. (“Golar Power Comercializadora”), participated in a public competitive bid process sponsored by Petrobras for the lease of the Bahìa Facility. Although Golar Power Comercializadora was the only qualifying participant to submit a bid, in October 2020, Petrobras notified all participants that Golar Power Comercializadora was disqualified.  Golar Power Comercializadora subsequently filed an administrative appeal before the Petrobras Bid Committee challenging the final result of the competitive process. In December 2020, Golar Power Comercializadora lost the appeal and was not awarded the bid for the Bahìa Facility.

Hygo’s cash flow will be dependent upon the ability of its operating subsidiaries and joint ventures to make cash distributions to Hygo, the amount of which will depend on various contingencies.

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

Hygo’s facilities may be impacted by operational issues and delays. For example, in September 2020, the Sergipe Power Plant experienced transformer failures impacting its ability to dispatch at 100%, which have not yet been resolved, and the plant is not currently operating. In addition, Hygo does not wholly own all of its operating subsidiaries and joint ventures. As a result, if such operating subsidiaries and joint ventures make distributions, including tax distributions, they will also have to make distributions to their noncontrolling interest owners.

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

LNG processed and stored on FSRUs may be subject to loss or damage resulting from equipment malfunction, faulty handling, ageing or otherwise. For the period of time during which LNG is stored on an FSRU or is dispatched to a pipeline, CELSE, in the case of the Sergipe Facility, bears the risk of loss or damage to all such LNG. Any such disruption to the supply of LNG and natural gas may lead to delays, disruptions or curtailments in the production of power at the Sergipe Power Plant. If CELSE cannot generate energy at the Sergipe Power Plant by burning natural gas, our revenues, financial condition and results of operations may be materially and adversely affected.

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

Hygo will continue to incur significant capital and operating expenditures while it develops its network of downstream LNG infrastructure, including for the completion of the Barcarena Facility, the Santa Catarina Facility and other projects in Brazil currently under construction, as well as other future projects. Hygo will need to invest significant amounts of additional capital to implement its strategy. Hygo has not completed constructing all of its facilities and its strategy includes the construction of additional facilities. Any delays beyond the expected development period for these assets would prolong, and could increase the level of, operating losses and negative operating cash flows. Hygo’s future liquidity may also be affected by the timing of construction financing availability in relation to the incurrence of construction costs and other outflows and by the timing of receipt of cash flows under its customer contracts in relation to the incurrence of project and operating expenses. Hygo’s ability to generate any positive operating cash flow and achieve profitability in the future is dependent on, among other things, its ability to successfully and timely complete necessary infrastructure, including its Barcarena and Santa Catarina Facilities and other projects in Brazil currently under construction, and fulfill its delivery obligations under its customer contracts.

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

Hygo has a limited operating history and did not commence revenue-generating activities until 2016, and therefore did not achieve profitability as of December 31, 2020. Hygo will need to make a significant capital investment to construct and begin operations of the Barcarena Facility, the Santa Catarina Facility, its downstream distribution hubs and its other LNG-to-power projects in Brazil, and Hygo will need to make significant additional investments to develop, improve and operate them, as well as all related infrastructure. Hygo also expects to make significant expenditures and investments in identifying, acquiring and/or developing other future projects. Hygo also expects to incur significant expenses in connection with the launch and growth of its business, including costs for LNG purchases, rail and truck transportation, shipping and logistics and personnel. Hygo will need to raise significant additional debt and/or equity capital to achieve its goals. Hygo may not be able to achieve profitability, and if it does, Hygo cannot assure you that it would be able to sustain such profitability in the future.

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

Each of Hygo’s vessels is operated and maintained by GLNG or its affiliates pursuant to ship management agreements. These agreements are the result of arms-length negotiations and subject to change. In addition, we have entered into management agreements with GLNG or its affiliates with respect to Hygo’s vessels. If GLNG or any of its affiliates that provide services to Hygo fails to perform these services satisfactorily or the terms of the ship management agreements change, it could have a material adverse effect on our business, results of operations and financial condition.

Hygo may not be able to purchase or receive physical delivery of natural gas or LNG in sufficient quantities and/or at economically attractive prices to supply the Sergipe Power Plant and satisfy its delivery obligations under the PPAs, which could have a material adverse effect on Hygo.

Under the PPAs related to the Sergipe Power Plant and its other LNG-to-power facilities, Hygo is required to deliver power, which also requires Hygo to obtain sufficient amounts of LNG. However, Hygo may not be able to purchase or receive physical delivery of sufficient quantities of LNG to satisfy those delivery obligations, which may subject Hygo to certain penalties and provide its counterparties with the right to terminate their PPAs. With respect to the Sergipe Power Plant, Hygo has entered into a supply agreement with Ocean LNG Limited (“Ocean LNG”), an affiliate of Qatar Petroleum. If Ocean LNG fails to deliver sufficient LNG to Sergipe, Hygo would be forced to purchase LNG on the spot market, which may be on less favorable terms. In addition, price fluctuations in natural gas and LNG may make it expensive or uneconomical for Hygo to acquire adequate supply of these items for its other customers.

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

If Hygo fails to take delivery of contracted volumes under its gas supply agreements, it may be required to make payments to counterparties under such agreements. For example, CELSE entered into a 25-year LNG supply agreement with Ocean LNG for the supply of LNG to the Sergipe Facility. Pursuant to the terms of the Sergipe Supply Agreement, CELSE is required to take delivery of a specified base quantity of LNG each year, subject to certain adjustments. If CELSE takes less than the full number of scheduled cargoes per year under the Sergipe Supply Agreement, CELSE will be required to pay Ocean LNG a cancellation fee per cargo according to a formula based on the number of the cargoes not taken, subject to a cap over every five-year period and the full 25 year term.

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

If regulatory changes require Hygo to conduct its business in a manner substantially different from its current operations, Hygo’s operations, financial results and its capacity to fulfill its contractual obligations may be adversely affected

CELSE and CELBA could be penalized by ANEEL for failing to comply with the terms of their respective authorizations and applicable legislation and CELSE and CELBA may not recover the full value of their respective investments if such authorizations are terminated.

CELSE and CELBA will carry out their respective power generation activities in accordance with the authorizations granted by the Brazilian government through the MME (the “MME Authorizations”). CELSE’s authorization expires in November 2050, and CELBA’s authorization, which is in the process of being granted, is expected to expire in 2055. ANEEL may impose penalties on CELSE and CELBA if they fail to comply with any provision of the MME Authorizations or with the legislation and regulations applicable to the Brazilian power industry. Depending on the extent of the non-compliance, these penalties could include:

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

A failure by Hygo to meet its payment and other obligations, including its financial covenant requirements, could lead to defaults under its sale and leaseback agreements or any future sale and leaseback agreements. If Hygo is not in compliance with its covenants and is not able to obtain covenant waivers or modifications, the current or future owners of its leased vessels, as appropriate, could retake possession of the vessels or require Hygo to pay down its indebtedness to a level at which Hygo is in compliance with its covenants or sell vessels in its fleet. Hygo could lose its vessels if it defaults on its bareboat charters in connection with the sale and leaseback agreements, which would negatively affect Hygo’s revenues, results of operations and financial condition.

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

If GMLP loses any of its charterers and is unable to re-deploy the related vessel for an extended period of time, it will not receive any revenues from that vessel, but it will be required to pay expenses necessary to maintain the vessel in seaworthy operating condition and to service any associated debt. In addition, it is an event of default under the credit facilities related to all of GMLP’s vessels if the time charter of any vessel related to any such credit facility is cancelled, rescinded or frustrated and it is unable to secure a suitable replacement charter, post additional security or make certain significant prepayments. Any event of default under GMLP’s credit facilities would result in acceleration of amounts due thereunder. Under the sale and leaseback arrangement in respect of the Golar Eskimo, if the time charter pursuant to which the Golar Eskimo is operating is terminated, the owner of the Golar Eskimo (which is a wholly-owned subsidiary of China Merchants Bank Leasing) will have the right to require GMLP to purchase the vessel from it unless GMLP is able to place such vessel under a suitable replacement charter within 24 months of the termination. GMLP may not have, or be able to obtain, sufficient funds to make these accelerated payments or prepayments or be able to purchase the Golar Eskimo. In such a situation, the loss of a charterer could have a material adverse effect on GMLP’s business, results of operations and financial condition.

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

In connection with the closing of the Hilli Acquisition, GMLP agreed to provide a several guarantee (the “GMLP Guarantee”) of 50% of the obligations of Hilli Corp under the Hilli Facility pursuant to a Deed of Amendment, Restatement and Accession relating to a guarantee between GLNG, Fortune and GMLP dated July 12, 2018. In the event that Hilli Corp fails to meet its payment obligations under the Hilli Facility or fails to comply with certain other covenants contained therein, GMLP may be required to make payments to Fortune under the GMLP Guarantee, and such payments may be substantial.  The Hilli Facility and the GMLP Guarantee contain certain financial restrictions and other covenants that may restrict GMLP’s business and financing activities. In connection with the consummation of the GMLP acquisition, NFE will enter into a letter of undertaking pursuant to which we will guarantee GMLP’s obligations with respect to its guarantee of Hilli Corp’s debt under the Hilli Leaseback to the extent GMLP does not perform thereunder.

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

GMLP’s operations may be affected by economic, political and governmental conditions in the countries where GMLP is engaged in business or where its vessels are registered. Any disruption caused by these factors could harm its business. In particular:

• GMLP derives a substantial portion of its revenues from shipping LNG from politically unstable regions, particularly the Arabian Gulf, Brazil, Indonesia and West Africa. Past political conflicts in certain of these regions have included attacks on vessels, mining of waterways and other efforts to disrupt shipping in the area. In addition to acts of terrorism, vessels trading in these and other regions have also been subject, in limited instances, to piracy. Future hostilities or other political instability in the regions in which GMLP operates or may operate could have a material adverse effect on the growth of its business, results of operations and financial condition. In addition, tariffs, trade embargoes and other economic sanctions by the United States or other countries against countries in the Middle East, Southeast Asia, Africa or elsewhere as a result of terrorist attacks, hostilities or otherwise may limit trading activities with those countries, which could also harm GMLP’s business.
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

As GMLP’s vessels age, the expenses associated with maintaining and operating them are expected to increase, which could have an adverse effect on its business and operations if GMLP does not maintain sufficient cash reserves for maintenance and replacement capital expenditures. Moreover, the cost of a replacement vessel would be significant.

During the period a vessel is subject to a charter, GMLP will not be permitted to sell it to take advantage of increases in vessel values without the charterers’ consent. If a charter terminates, GMLP may be unable to re-deploy the affected vessels at attractive rates and, rather than continue to incur costs to maintain and finance them, GMLP may seek to dispose of them. When vessel values are low, GMLP may not be able to dispose of vessels at a reasonable price when GMLP wish to sell vessels, and conversely, when vessel values are elevated, GMLP may not be able to acquire additional vessels at attractive prices when GMLP wish to acquire additional vessels, which could adversely affect GMLP’s business, results of operations, cash flow, and financial condition.

The carrying values of GMLP’s vessels may not represent their fair market value at any point in time because the market prices of secondhand vessels tend to fluctuate with changes in charter rates and the cost of new build vessels. GMLP’s vessels are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Although GMLP did not recognize an impairment charge on any of its vessels for the year ended December 31, 2020, GMLP cannot assure you that GMLP will not recognize impairment losses on its vessels in future years. Any impairment charges incurred as a result of declines in charter rates could negatively affect GMLP’s business, financial condition, or operating results.

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

If GMLP is in default on certain kinds of obligations, such as those to its lenders, crew members, suppliers of goods and services to its vessels or shippers of cargo, these parties may be entitled to a maritime lien against one or more of GMLP’s vessels. In many jurisdictions, a maritime lien holder may enforce its lien by arresting a vessel through foreclosure proceedings. In a few jurisdictions, claimants could try to assert “sister ship” liability against one vessel in GMLP’s fleet for claims relating to another of its vessels. The arrest or attachment of one or more of GMLP’s vessels could interrupt its cash flow and require it to pay to have the arrest lifted. Under some of GMLP’s present charters, if the vessel is arrested or detained (for as few as 14 days in the case of one of our charters) as a result of a claim against it, GMLP may be in default of its charter and the charterer may terminate the charter. This would negatively impact GMLP’s revenues and cash flows.

Risks Related to Ownership of Our Class A Common Stock

The Mergers may not be accretive and may cause dilution to our earnings per share, which may negatively affect the market price of our common stock.

Although we currently anticipate that the Mergers will be accretive to earnings per share (on an as adjusted earnings basis that is not pursuant to GAAP) from and after the Mergers, this expectation is based on assumptions about our, Hygo’s and GMLP’s business and preliminary estimates, which may change materially. As a result, certain other amounts to be paid in connection with the Mergers may cause dilution to our earnings per share or decrease or delay the expected accretive effect of the Mergers and cause a decrease in the market price of our common stock. In addition, we could also encounter additional transaction-related costs or other factors such as the failure to realize all of the benefits anticipated in the Mergers, including cost and revenue synergies. All of these factors could cause dilution to our earnings per share or decrease or delay the expected accretive effect of the Mergers and cause a decrease in the market price of our common stock.

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

Furthermore, the market price of our common stock may fluctuate significantly following consummation of the Mergers if, among other things, the combined company is unable to achieve the expected growth in earnings, or if the operational cost savings estimates in connection with the integration of our, Hygo’s and GMLP’s businesses are not realized, or if the transaction costs relating to the Mergers are greater than expected, or if the financing relating to the transaction is on unfavorable terms. The market price also may decline if the combined company does not achieve the perceived benefits of the Mergers as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the Mergers on the combined company’s financial position, results of operations or cash flows is not consistent with the expectations of financial or industry analysts. In addition, the results of operations of the combined company and the market price of our common stock after the completion of the Mergers may be affected by factors different from those currently affecting the independent results of operations of each of our, Hygo’s and GMLP’s and business.

We are a “controlled company” within the meaning of Nasdaq rules and, as a result, qualify for and intend to rely on exemptions from certain corporate governance requirements.

Affiliates of certain entities controlled by Wesley R. Edens and Randal A. Nardone (“Founder Entities”) and affiliates of Fortress Investment Group LLC hold a majority of the voting power of our stock. In addition, pursuant to the Shareholders’ Agreement, dated as of February 4, 2019, by and among the Company and the respective parties thereto (the “Shareholders’ Agreement”), the Founder Entities currently have the right to nominate a majority of the members of our Board of Directors. Furthermore, the Shareholders’ Agreement provides that the parties thereto will use their respective reasonable efforts (including voting or causing to be voted all of the Company’s voting shares beneficially owned by each) to cause to be elected to the Board, and to cause to continue to be in office the director nominees selected by the Founder Entities. Affiliates of NFE SMRS Holdings LLC are parties to the Shareholders’ Agreement and as of April 23, 2021 hold approximately 16.8% of the voting power of our stock. As a result, we are a controlled company within the meaning of the Nasdaq corporate governance standards. Under Nasdaq rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a controlled company and may elect not to comply with certain Nasdaq corporate governance requirements, including the requirements that:

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

As of April 23, 2021, affiliates of the Founder Entities own an aggregate of approximately 112,223,619 shares of Class A common stock, representing 54.3% of our voting power. As of April 23, 2021, Wesley R. Edens, Randal A. Nardone and Fortress Investment Group LLC directly or indirectly own 72,627,776 shares, 26,196,526 shares and 13,399,317 shares, respectively, of our Class A common stock, representing 35.1%, 12.7% and 6.5% of the voting power of the Class A common stock, respectively. The beneficial ownership of greater than 50% of our voting stock means affiliates of the Founder Entities are able to control matters requiring stockholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our Class A common stock will be able to affect the way we are managed or the direction of our business. The interests of the affiliates of the Founder Entities with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders, including holders of the Class A common stock.

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

Furthermore, in connection with the IPO, we entered into a shareholders’ agreement (the “Shareholders’ Agreement”) with New Fortress Energy Holdings and its affiliates, and in connection with the Exchange Transactions (as defined herein), New Fortress Energy Holdings assigned, pursuant to the terms of the Shareholders’ Agreement, to the Founder Entities, New Fortress Energy Holdings’ right to designate a certain number of individuals to be nominated for election to our board of directors so long as its assignees collectively beneficially own at least 5% of the outstanding Class A common stock. The Shareholders’ Agreement provides that the parties to the Shareholders’ Agreement (including certain former members of New Fortress Energy Holdings) shall vote their stock in favor of such nominees. In addition, our Certificate of Incorporation provides the Founder Entities the right to approve certain material transactions so long as the Founder Entities and their affiliates collectively, directly or indirectly, own at least 30% of the outstanding Class A common stock.

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

The incurrence or issuance of debt which ranks senior to our Class A common stock upon our liquidation, including any debt issued in connection with the financing of the Mergers and future issuances of equity or equity-related securities, which would dilute the holdings of our existing Class A common stockholders and may be senior to our Class A common stock for the purposes of making distributions, periodically or upon liquidation, may negatively affect the market price of our Class A common stock.

We have incurred and may in the future incur or issue debt, including any debt issued in connection with the financing of the Mergers, or issue equity or equity-related securities to finance our operations, acquisitions or investments. Upon our liquidation, lenders and holders of our debt and holders of our preferred stock (if any) would receive a distribution of our available assets before Class A common stockholders. Any future incurrence or issuance of debt would increase our interest cost and could adversely affect our results of operations and cash flows. We are not required to offer any additional equity securities to existing Class A common stockholders on a preemptive basis. Therefore, additional issuances of Class A common stock, directly or through convertible or exchangeable securities (including limited partnership interests in our operating partnership), warrants or options, will dilute the holdings of our existing Class A common stockholders and such issuances, or the perception of such issuances, may reduce the market price of our Class A common stock. Any preferred stock issued by us would likely have a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to Class A common stockholders. Because our decision to incur or issue debt or issue equity or equity-related securities in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. Thus, Class A common stockholders bear the risk that our future incurrence or issuance of debt or issuance of equity or equity-related securities will adversely affect the market price of our Class A common stock.

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

As of April 15, 2020, GLNG pledged, hypothecated or granted security interests in all of its shares of our common stock pursuant to a pledge agreement on a non-recourse basis. The pledge agreement contains customary default provisions and that in the event of a default under the pledge agreement, the secured parties may foreclose upon any and all shares of our common stock pledged to them.

The Company did not independently verify the foregoing disclosure. The Company is not a party to the pledge agreement and will have not have any obligations thereunder. The Company did deliver customary letter agreements to the secured parties in which it will, among other things, agree, subject to applicable law and stock exchange rules, not to take any actions that are intended to materially hinder or delay the exercise of any remedies by the secured parties under the pledge agreement.

Item 6.	Exhibits.

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of January 13, 2021, by and among NFE, GMLP Merger Sub, GP Buyer, GMLP and the General Partner (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on January 20, 2021).

2.2
Transfer Agreement, dated as of January 13, 2021, by and among GP Buyer, GLNG and the General Partner (incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on January 20, 2021).

2.3
Agreement and Plan of Merger, dated as of January 13, 2021, by and among NFE, Hygo Merger Sub, Hygo and the Hygo Shareholders (incorporated by reference to Exhibit 2.3 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on January 20, 2021).

3.1
Certificate of Formation of New Fortress Energy LLC (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-228339), filed with the SEC on November 9, 2018)

3.2
Certificate of Amendment to Certificate of Formation of New Fortress Energy LLC (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-228339), filed with the SEC on November 9, 2018)

3.3
First Amended and Restated Limited Liability Company Agreement of New Fortress Energy LLC, dated February 4, 2019 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019).

3.4	Certificate of Conversion of New Fortress Energy Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on August 7, 2020).

3.5	Certificate of Incorporation of New Fortress Energy Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed with the SEC on August 7, 2020).

3.6	Bylaws of New Fortress Energy Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 8-K filed with the SEC on August 7, 2020).

10.1
Contribution Agreement, dated February 4, 2019, by and among New Fortress Energy LLC, New Fortress Intermediate LLC, New Fortress Energy Holdings LLC, NFE Atlantic Holdings LLC and NFE Sub LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019).

10.2
Amended and Restated Limited Liability Company Agreement of New Fortress Intermediate LLC, dated February 4, 2019 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019).

10.3†
New Fortress Energy LLC 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-229507), filed with the SEC on February 4, 2019).

10.4†
Form of Director Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-228339), filed with the SEC on December 24, 2018).

10.5†
Form of Employee Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001- 38790), filed with the Commission on May 15, 2019).

10.6
Shareholders’ Agreement, dated February 4, 2019, by and among New Fortress Energy LLC, New Fortress Energy Holdings LLC, Wesley R. Edens and Randal A. Nardone (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019).

10.7
Administrative Services Agreement, dated February 4, 2019, by and between New Fortress Intermediate LLC and FIG LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019).

10.8†	Indemnification Agreement (Edens) (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019).

10.9†	Indemnification Agreement (Guinta) (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019).

10.10†	Indemnification Agreement (Catterall) (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019).

10.11†	Indemnification Agreement (Grain) (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019).

10.12†	Indemnification Agreement (Griffin) (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019).

10.13†	Indemnification Agreement (Mack) (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019).

10.14†	Indemnification Agreement (Nardone) (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019).

10.15†	Indemnification Agreement (Wanner) (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019).

10.16†	Indemnification Agreement (Wilkinson) (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019).

10.17
Amendment Agreement dated as February 11, 2019 to Credit Agreement, dated as of August 15, 2018 and as amended and restated as of December 31, 2018, among New Fortress Intermediate LLC, NFE Atlantic Holdings LLC, the subsidiary guarantors from time to time party thereto, lenders parties thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 26, 2019).

10.18
Second Amendment Agreement, dated as of March 13, 2019 to the Credit Agreement, dated as of August 15, 2018 and as amended and restated as of December 31, 2018, and as amended as of February 11, 2019, among New Fortress Intermediate LLC, NFE Atlantic Holdings LLC, the subsidiary guarantors from time to time party thereto, lenders parties thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 26, 2019).

10.19
Engineering, Procurement and Construction Agreement for the Marcellus LNG Production Facility I, dated January 8, 2019, by and between Bradford County Real Estate Partners LLC and Black & Veatch Construction, Inc. (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-228339), filed with the SEC on January 25, 2019).

10.20†
Indemnification Agreement, dated as of March 17, 2019, by and between New Fortress Energy LLC and Yunyoung Shin (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 26, 2019).

10.21
Letter Agreement, dated as of December 3, 2019, by and between NFE Management LLC and Yunyoung Shin. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2020)

10.22
Indenture, dated September 2, 2020, by and among the Company, the subsidiary guarantors from time to time party thereto, and U.S. Bank National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 2, 2020).

10.23
Pledge and Security Agreement, dated September 2, 2020, by and among the Company, the subsidiary guarantors from time to time party thereto, and U.S. Bank National Association, as notes collateral agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 2, 2020).

10.24
First Supplemental Indenture, dated December 17, 2020, by and among the Company, the subsidiary guarantors from time to time party thereto and U.S. Bank National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 18, 2020).

10.25
Support Agreement, dated as of January 13, 2021, by and among NFE, GMLP, GLNG and the General Partner (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on January 20, 2021)

10.26
Indenture, dated April 12, 2021, by and among the Company, the subsidiary guarantors from time to time party thereto, and U.S. Bank National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 12, 2021).

10.27
Pledge and Security Agreement, dated April 12, 2021, by and among the Company, the subsidiary guarantors, from time to time party thereto, and U.S. Bank National Association, as notes collateral agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 12, 2021).

10.28
Shareholders’ Agreement, dated as of April 15, 2021, by and among the Company, GLNG, and Stonepeak (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 21, 2021).

10.29
Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and  Morgan Stanley Senior Funding, Inc,. as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 21, 2021).

10.30*	Omnibus Agreement, dated as of April 15, 2021, by and among the Company, GLNG and certain other parties thereto.

10.31*	Indemnity Agreement, dated as of April 15, 2021, by and among the Company, GLNG, and certain affiliates of Stonepeak.

10.32*	Omnibus Agreement, dated as of April 15, 2021, by and among the Company, GMLP, GLNG and certain parties thereto.

10.33*	Indemnification Agreement, dated as of April 15, 2021, by and between NFE International and GLNG

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

* Filed as an exhibit to this Quarterly Report
** Furnished as an exhibit to this Quarterly Report
† Compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW FORTRESS ENERGY INC.

Date: May 7, 2021

	By:	/s/ Wesley R. Edens

	Name:	Wesley R. Edens

	Title:	Chief Executive Officer and Chairman

(Principal Executive Officer)

Date: May 7, 2021

	By:	/s/ Christopher S. Guinta

	Name:	Christopher S. Guinta

	Title:	Chief Financial Officer

(Principal Financial Officer)

Date: May 7, 2021

By:	/s/ Yunyoung Shin

Name:	Yunyoung Shin

Title:	Chief Accounting Officer

(Principal Accounting Officer)