Form 10-Q
period 2021-06-30
New Fortress Energy Inc.
filed 2021-08-06
CIK 1749723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 3, 2021, the registrant had 206,698,564 shares of Class A common stock outstanding.

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

New Fortress Energy Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2021 and December 31, 2020
(Unaudited, in thousands of U.S. dollars, except share amounts)

	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$143,138	$601,522
Restricted cash	57,353	12,814
Receivables, net of allowances of $90 and $98, respectively	121,962	76,544
Inventory	61,491	22,860
Prepaid expenses and other current assets, net	92,010	48,270
Total current assets	475,954	762,010

Restricted cash	29,827	15,000
Construction in progress	692,745	234,037
Property, plant and equipment, net	2,038,738	614,206
Equity method investments	1,312,072	-
Right-of-use assets	139,136	141,347
Intangible assets, net	225,668	46,102
Finance leases, net	606,108	7,044
Goodwill	748,602	-
Deferred tax assets, net	6,221	2,315
Other non-current assets, net	117,004	86,030
Total assets	$6,392,075	$1,908,091

Liabilities
Current liabilities
Current portion of long-term debt	$204,551	$-
Accounts payable	97,455	21,331
Accrued liabilities	192,723	90,352
Current lease liabilities	30,077	35,481
Due to affiliates	6,060	8,980
Other current liabilities	104,598	35,006
Total current liabilities	635,464	191,150

Long-term debt	3,326,303	1,239,561
Non-current lease liabilities	89,673	84,323
Deferred tax liabilities, net	293,073	2,330
Other long-term liabilities	45,643	15,641
Total liabilities	4,390,156	1,533,005

Commitments and contingencies (Note 20)

Stockholders’ equity
Class A common stock, $0.01 par value, 750.0 million shares authorized, 206.7 million issued and outstanding as of June 30, 2021; 174.6 million issued and outstanding as of December 31, 2020	2,060	1,746
Additional paid-in capital	1,932,318	594,534
Accumulated deficit	(273,450)	(229,503)
Accumulated other comprehensive income	101,422	182
Total stockholders' equity attributable to NFE	1,762,350	366,959
Non-controlling interest	239,569	8,127
Total stockholders' equity	2,001,919	375,086
Total liabilities and stockholders' equity	$6,392,075	$1,908,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy Inc.
Condensed Consolidated Statements of Operations and Comprehensive (Loss)
For the three and six months ended June 30, 2021 and 2020
(Unaudited, in thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Operating revenue	$102,836	$76,177	$194,032	$139,679
Vessel charter revenue	64,561	-	64,561	-
Other revenue	56,442	18,389	110,930	29,417
Total revenues	223,839	94,566	369,523	169,096

Operating expenses
Cost of sales	101,430	69,899	198,101	138,115
Vessel operating expenses	15,400	-	15,400	-
Operations and maintenance	18,565	9,500	34,816	17,983
Selling, general and administrative	44,536	31,846	78,152	60,216
Transaction and integration costs	29,152	-	40,716	-
Contract termination charges and loss on mitigation sales	-	123,906	-	124,114
Depreciation and amortization	26,997	7,620	36,886	12,874
Total operating expenses	236,080	242,771	404,071	353,302
Operating loss	(12,241)	(148,205)	(34,548)	(184,206)
Interest expense	31,482	17,198	50,162	31,088
Other (income) expense, net	(7,457)	999	(8,058)	1,610
Loss on extinguishment of debt, net	-	-	-	9,557
Net loss before income from equity method investments and income taxes	(36,266)	(166,402)	(76,652)	(226,461)
Income from equity method investments	38,941	-	38,941	-
Tax provision	4,409	117	3,532	113
Net loss	(1,734)	(166,519)	(41,243)	(226,574)
Net (income) loss attributable to non-controlling interest	(4,310)	29,094	(2,704)	80,851
Net loss attributable to stockholders	$(6,044)	$(137,425)	$(43,947)	$(145,723)

Net loss per share – basic and diluted	$(0.03)	$(2.40)	$(0.23)	$(3.49)

Weighted average number of shares outstanding – basic and diluted	202,331,304	57,341,215	189,885,473	41,771,849

Other comprehensive loss:
Net loss	$(1,734)	$(166,519)	$(41,243)	$(226,574)
Currency translation adjustment	(101,690)	(520)	(100,693)	(151)
Comprehensive income (loss)	99,956	(165,999)	59,450	(226,423)
Comprehensive (income) loss attributable to non-controlling interest	(4,637)	29,009	(2,157)	81,082
Comprehensive income (loss) attributable to stockholders	$95,319	$(136,990)	$57,293	$(145,341)

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three and six months ended June 30, 2021 and 2020
(Unaudited, in thousands of U.S. dollars, except share amounts)

	Class A shares		Class B shares		Class A common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non- controlling	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	(loss) income	interest	equity
Balance as of December 31, 2020	-	$-	-	$-	174,622,862	$1,746	$594,534	$(229,503)	$182	$8,127	$375,086
Net loss	-	-	-	-	-	-	-	(37,903)	-	(1,606)	(39,509)
Other comprehensive loss	-	-	-	-	-	-	-	-	(123)	(874)	(997)
Share-based compensation expense	-	-	-	-	-	-	1,770	-	-	-	1,770
Issuance of shares for vested RSUs	-	-	-	-	1,335,787	-	-				-
Shares withheld from employees related to share-based compensation, at cost	-	-	-	-	(638,235)	-	(27,571)	-	-	-	(27,571)
Dividends	-	-	-	-	-	-	(17,598)	-	-	-	(17,598)
Balance as of March 31, 2021	-	$-	-	$-	175,320,414	$1,746	$551,135	$(267,406)	$59	$5,647	$291,181
Net (loss) income	-	-	-	-	-	-	-	(6,044)	-	4,310	(1,734)
Other comprehensive income	-	-	-	-	-	-	-	-	101,363	327	101,690
Share-based compensation expense	-	-	-	-	-	-	1,613	-	-	-	1,613
Shares issued as consideration in business combinations	-	-	-	-	31,372,549	314	1,400,470	-	-	-	1,400,784
Issuance of shares for vested RSUs	-	-	-	-	8,930	-	-	-	-	-	-
Shares withheld from employees related to share-based compensation, at cost	-	-	-	-	(3,329)	-	(164)	-	-	-	(164)
Non-controlling interest acquired in business combinations	-	-	-	-	-	-	-	-	-	229,285	229,285
Dividends	-	-	-	-	-	-	(20,736)	-	-	-	(20,736)
Balance as of June 30, 2021	-	$-	-	$-	206,698,564	$2,060	$1,932,318	$(273,450)	$101,422	$239,569	$2,001,919

	Class A shares		Class B shares		Class A common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non- controlling	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	(loss) income	interest	equity
Balance as of December 31, 2019	23,607,096	$130,658	144,342,572	$-	-	$-	$-	$(45,823)	$(30)	$302,519	$387,324
Cumulative effect of accounting	-	-	-	-	-	-	-	(1,533)	-	(7,780)	(9,313)
Net loss	-	-	-	-	-	-	-	(8,466)	-	(51,757)	(60,223)
Other comprehensive loss	-	-	-	-	-	-	-	-	(53)	(316)	(369)
Share-based compensation expense	-	2,508	-	-	-	-	-	-	-	-	2,508
Issuance of shares for vested RSUs	1,212,907	-	-	-	-	-	-	-	-	-	-
Shares withheld from employees related to share-based compensation, at cost	(583,508)	(6,132)	-	-	-	-	-	-	-	-	(6,132)
Balance as of March 31, 2020	24,236,495	$127,034	144,342,572	$-	-	$-	$-	$(55,822)	$(83)	$242,666	$313,795
Net loss	-	-	-	-	-	-	-	(137,425)	-	(29,094)	(166,519)
Other comprehensive loss	-	-	-	-	-	-	-	-	435	85	520
Share-based compensation expense	-	1,922	-	-	-	-	-	-	-	-	1,922
Issuance of shares for vested RSUs	11,529	-	-	-	-	-	-	-	-	-	-
Shares withheld from employees related to share-based compensation, at cost	(3,250)	(40)	-	-	-	-	-	-	-	-	(40)
Exchange of NFI units	144,342,572	206,587	(144,342,572)	-	-	-	-	-	-	(206,587)	-
Balance as of June 30, 2020	168,587,346	$335,503	-	$-	-	$-	$-	$(193,247)	$352	$7,070	$(149,678)

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy Inc.
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2021 and 2020
(Unaudited, in thousands of U.S. dollars)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(41,243)	$(226,574)
Adjustments for:
Amortization of deferred financing costs and debt guarantee, net	(6,290)	6,965
Depreciation and amortization	37,462	13,324
Earnings of equity method investees	(38,941)	-
Dividends received from equity method investees	7,386	-
Sales-type lease payments received in excess of interest income	2,388	-
Change in market value of derivatives	(7,073)	(294)
Contract termination charges and loss on mitigation sales	-	124,114
Loss on extinguishment and financing expenses	-	9,557
Deferred taxes	2,447	15
Change in value of Investment of equity securities	(88)	2,217
Share-based compensation	3,383	4,430
Other	275	1,201
Changes in operating assets and liabilities, net of acquisitions:
(Increase) in receivables	(38,018)	(9,214)
(Increase) in inventories	(35,458)	(4,794)
Decrease (Increase) in other assets	3,679	(9,446)
Decrease in right-of-use assets	2,072	17,781
Increase in accounts payable/accrued liabilities	24,732	13,655
(Decrease) in amounts due to affiliates	(2,919)	(3,666)
Increase (Decrease) in lease liabilities	133	(19,873)
(Decrease) Increase in other liabilities	(25,279)	279
Net cash used in operating activities	(111,352)	(80,323)

Cash flows from investing activities
Capital expenditures	(235,324)	(95,422)
Cash paid for business combinations, net of cash acquired	(1,586,042)	-
Entities acquired in asset acquisitions, net of cash acquired	(8,817)	-
Other investing activities	(750)	78
Net cash used in investing activities	(1,830,933)	(95,344)

Cash flows from financing activities
Proceeds from borrowings of debt	1,652,500	832,144
Payment of deferred financing costs	(20,989)	(13,600)
Repayment of debt	(15,864)	(506,402)
Payments related to tax withholdings for share-based compensation	(29,717)	(6,117)
Payment of dividends	(41,346)	-
Net cash provided by financing activities	1,544,584	306,025
Impact of changes in foreign exchange rates on cash and cash equivalents	(1,317)	-
Net (decrease) increase in cash, cash equivalents and restricted cash	(399,018)	130,358
Cash, cash equivalents and restricted cash – beginning of period	629,336	93,035
Cash, cash equivalents and restricted cash – end of period	$230,318	$223,393

Supplemental disclosure of non-cash investing and financing activities:
Changes in accounts payable and accrued liabilities associated with construction in progress and property, plant and equipment additions	$85,513	$(3,084)
Liabilities associated with consideration paid for entities acquired in asset acquisitions	9,959	-
Consideration paid in shares for business combinations	1,400,784	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

1.	Organization

New Fortress Energy Inc. (“NFE,” together with its subsidiaries, the “Company”), a Delaware corporation, is a global integrated gas-to-power infrastructure company that seeks to use natural gas to satisfy the world’s large and growing power needs and is engaged in providing energy and development services to end-users worldwide seeking to convert their operating assets from diesel or heavy fuel oil to LNG. The Company has liquefaction, regasification and power generation operations in the United States, Jamaica and Brazil. Subsequent to the Mergers (defined below), the Company now has marine operations with vessels operating under time charters and in the spot market globally.

On April 15, 2021, the Company completed the acquisitions of Hygo Energy Transition Ltd. (“Hygo”) and Golar LNG Partners LP (“GMLP”); referred to as the “Hygo Merger” and “GMLP Merger,” respectively and, collectively, the “Mergers”. NFE paid $580 million in cash and issued 31,372,549 shares of Class A common stock to Hygo’s shareholders in connection with the Hygo Merger. NFE paid $3.55 per each common unit of GMLP outstanding and for each of the outstanding membership interests of GMLP’s general partner, totaling $251 million. The Company also repaid certain outstanding debt facilities of GMLP in conjunction with closing the GMLP Merger. The results of operations of Hygo and GMLP have been included in the Company’s condensed consolidated financial statements for the period subsequent to the Mergers.

As a result of the Mergers the Company acquired one operating FSRU terminal in Sergipe, Brazil (the “Sergipe Facility”), a 50% interest in a 1.5GW power plant in Sergipe, Brazil (the “Sergipe Power Plant”), as well as two other FSRU terminals in development in Pará, Brazil (the “Barcarena Facility”) and Santa Catarina, Brazil (the “Santa Catarina Facility”).

The Company acquired the Nanook, a newbuild FSRU moored and in service at the Sergipe Facility.  In addition to the Nanook, the Company acquired a fleet of six other FSRUs, six LNG carriers and an interest in a floating liquefaction vessel, the Hilli Episeyo (the “Hilli”), which liquefies and stores LNG at sea and transfers it to LNG carriers that berth while offshore, each of which are expected to help support our existing facilities and international project pipeline. The majority of the FSRUs are operating in Brazil, Kuwait, Indonesia, Jamaica and Jordan under time charters, and uncontracted vessels are available for short term employment in the spot market.

The Company currently conducts its business through two operating segments, Terminals and Infrastructure and Ships. The business and reportable segment information reflect how the Chief Operating Decision Maker (“CODM”) regularly reviews and manages the business.

2.	Significant accounting policies

The principal accounting policies adopted are set out below.

(a)	Basis of presentation and principles of consolidation

The accompanying unaudited interim condensed consolidated financial statements contained herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position, results of operations and cash flows of the Company for the interim periods presented. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual audited consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2020.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned consolidated subsidiaries. The ownership interest of other investors in consolidated subsidiaries is recorded as a non-controlling interest. All significant intercompany transactions and balances have been eliminated on consolidation.

A variable interest entity (“VIE”) is an entity that by design meets any of the following characteristics: (1) lacks sufficient equity to allow the entity to finance its activities without additional subordinated financial support; (2) as a group, equity investors do not have the ability to make significant decisions relating to the entity’s operations through voting rights, or do not have the obligation to absorb the expected losses or do not have the right to receive residual returns of the entity; or (3) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected residual returns of the entity, or both, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights. The primary beneficiary of a VIE is required to consolidate the assets and liabilities of the VIE. The primary beneficiary is the party that has both (1) the power to direct the economic activities of the VIE that most significantly impact the VIE’s economic performance; and (2) through its interest in the VIE, the obligation to absorb the losses or the right to receive the benefits from the VIE that could potentially be significant to the VIE.

The sale and leaseback financings for certain vessels acquired in the GMLP Merger and Hygo Merger were consummated with VIEs. As part of these financings, the asset was sold to a single asset entity of the lending bank and then leased back. While the Company does not hold an equity investment in these entities, these entities are VIEs, and the Company has a variable interest in the entities due to the guarantees and fixed price repurchase options that absorb the losses of the VIE that could potentially be significant to the entity. The Company has concluded that it has the power to direct the economic activities that most impact the economic performance as it controls the significant decisions relating to the assets and it has the obligation to absorb losses or the right to receive the residual returns from the leased asset. As NFE has no equity interest in these VIEs, all equity attributable to these VIEs is included in non-controlling interests in the condensed consolidated financial statements.

(b)	Revenue recognition

Terminals and Infrastructure

Within the Terminals and Infrastructure segment, the Company’s contracts with customers may contain one or several performance obligations usually consisting of the sale of LNG, natural gas, power and steam, which are outputs from the Company’s natural gas-fueled infrastructure. The transaction price for each of these contracts is structured using similar inputs and factors regardless of the output delivered to the customer. The customers consume the benefit of the natural gas, power and steam when they are delivered by the Company to the customer’s power generation facilities or interconnection facility. Natural gas, power and steam qualify as a series with revenue being recognized over time using an output method, based on the quantity of natural gas, power or steam that the customer has consumed. LNG is typically delivered in containers transported by truck to customer sites. Revenue from sales of LNG delivered by truck is recognized at the point in time at which physical possession and the risks and rewards of ownership transfer to the customer, either when the containers are shipped or delivered to the customers’ storage facilities, depending on the terms of the contract. Because the nature, timing and uncertainty of revenue and cash flows are substantially the same for LNG, natural gas, power and steam, the Company has presented Operating revenue on an aggregated basis.

The Company has concluded that variable consideration included in its agreements meets the exception for allocating variable consideration. As such, the variable consideration for these contracts is allocated to each distinct unit of LNG, natural gas, power or steam delivered and recognized when that distinct unit is delivered to the customer.

The Company’s contracts with customers to supply natural gas or LNG may contain a lease of equipment, which may be accounted for as a finance or operating lease. For the Company’s operating leases, the Company has elected the practical expedient to combine revenue for the sale of natural gas or LNG and operating lease income as the timing and pattern of transfer of the components are the same. The Company has concluded that the predominant component of the transaction is the sale of natural gas or LNG and therefore has not separated the lease component. The lease component of such operating leases is recognized as Operating revenue in the condensed consolidated statements of operations and comprehensive loss. The Company allocates consideration in agreements containing finance leases between lease and non-lease components based on the relative fair value of each component. The fair value of the lease component is estimated based on the estimated standalone selling price of the same or similar equipment leased to the customer. The Company estimates the fair value of the non-lease component by forecasting volumes and pricing of gas to be delivered to the customer over the lease term.

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

In addition to the revenue recognized from the finance lease components of agreements with customers, Other revenue includes revenue recognized from the construction, installation and commissioning of equipment, inclusive of natural gas delivered for the commissioning process, to transform customers’ facilities to operate utilizing natural gas or to allow customers to receive power or other outputs from our natural gas-fueled power generation facilities. Revenue from these development services is recognized over time as the Company transfers control of the asset to the customer or based on the quantity of natural gas consumed as part of commissioning the customer’s facilities until such time that the customer has declared such conversion services have been completed. If the customer is not able to obtain control over the asset under construction until such services are completed, revenue is recognized when the services are completed and the customer has control of the infrastructure. Such agreements may also include a significant financing component, and the Company recognizes revenue for the interest income component over the term of the financing as Other revenue.

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

Ships

Charter contracts for the use of the FSRUs and LNG carriers acquired as part of the Mergers are leases as the contracts convey the right to obtain substantially all of the economic benefits from the use of the asset and allow the customer to direct the use of that asset.

At inception, the Company makes an assessment on whether the charter contract is an operating lease or a finance lease. In making the classification assessment, the Company estimates the residual value of the underlying asset at the end of the lease term with reference to broker valuations. None of the vessel lease contracts contain residual value guarantees. Renewal periods and termination options are included in the lease term if the Company believes such options are reasonably certain to be exercised by the lessee. Generally, lease accounting commences when the asset is made available to the customer, however, where the contract contains specific customer acceptance testing conditions, the lease will not commence until the asset has successfully passed the acceptance test. The Company assesses leases for modifications when there is a change to the terms and conditions of the contract that results in a change in the scope or the consideration of the lease.

For charter contracts that are determined to be finance leases accounted for as sales-type leases, the profit from the sale of the vessel is recognized upon lease commencement in Other revenue in the condensed consolidated statements of operations and comprehensive loss. The lease payments for finance leases are segregated into principal and interest components similar to a loan. Interest income is recognized on an effective interest method over the lease term and included in Other revenue in the condensed consolidated statements of operations and comprehensive loss. The principal component of the lease payment is reflected as a reduction to the net investment in the lease. Revenue related to operating and service agreements in connection with charter contracts accounted for as sales-type leases are recognized over the term of the charter as the service is provided within Vessel charter revenue in the condensed consolidated statements of operations and comprehensive loss.

Revenues include fixed minimum lease payments under charters accounted for as operating leases and fees for repositioning vessels. Revenues generated from charters contracts are recorded over the term of the charter on a straight-line basis as service is provided and is included in Vessel charter revenue in the condensed consolidated statements of operations and comprehensive loss. Fixed revenue includes fixed payments (including in-substance fixed payments that are unavoidable) and variable payments based on a rate or index. For operating leases, the Company has elected the practical expedient to combine service revenue and operating lease income as the timing and pattern of transfer of the components are the same. Variable lease payments are recognized in the period in which the circumstances on which the variable lease payments are based become probable or occur.

Repositioning fees are included in Vessel charter revenues and are recognized at the end of the charter when the fee becomes fixed. However, where there is a fixed amount specified in the charter, which is not dependent upon redelivery location, the fee will be recognized evenly over the term of the charter.

Costs directly associated with the execution of the lease or costs incurred after lease inception but prior to the commencement of the lease that directly relate to preparing the asset for the contract are capitalized and amortized in Vessel operating expenses in the condensed consolidated statements of operations and comprehensive loss over the lease term.

Two of the Company’s LNG carriers participate in a LNG carrier pool collaborative arrangement with Golar LNG Limited, referred to as the Cool Pool. The Cool Pool allows the pool participants to optimize the operation of the pool vessels through improved scheduling ability, cost efficiencies and common marketing. Under the Pool Agreement, the Pool Manager is responsible, as an agent, for the marketing and chartering of the participating vessels and paying certain voyage costs such as port call expenses and brokers' commissions in relation to employment contracts, with each of the Pool Participants continuing to be fully responsible for fulfilling the performance obligations in the contract.

The Company is primarily responsible for fulfilling the performance obligations in the time charters of vessels owned by the Company, and the Company is the principal in such time charters. Revenue and expenses for charters of the Company’s vessels that participate in the Cool Pool are presented on a gross basis within Vessel charter revenues and Vessel operating expenses, respectively, in the condensed consolidated statements of operations and comprehensive loss. The Company’s allocation of its share of the net revenues earned from the other pool participants' vessels, which may be either income or expense depending on the results of all pool participants, is reflected on a net basis within Vessel operating expenses in the condensed consolidated statements of operations and comprehensive loss.

(c)	Business combinations

Business combinations are accounted for under the acquisition method. On acquisition, the identifiable assets acquired and liabilities assumed are measured at their fair values at the date of acquisition. Any excess of the purchase price over the fair values of the identifiable net assets acquired is recognized as goodwill.  Acquisition related costs are expensed as incurred. The results of operations of acquired businesses are included in the Company’s condensed consolidated statements of operations and comprehensive loss from the date of acquisition.

If the assets acquired do not meet the definition of a business, the transaction is accounted for as an asset acquisition and no goodwill is recognized. Costs incurred in conjunction with asset acquisitions are included in the purchase price, and any excess consideration transferred over the fair value of the net assets acquired is reallocated to the identifiable assets based on their relative fair values.

(d)	Equity method investments

The Company accounts for investments in entities over which the Company has significant influence, but do not meet the criteria for consolidation, under the equity method of accounting. Under the equity method of accounting, the Company’s investment is recorded at cost, or in the case of equity method investments acquired as part of the Mergers, at the acquisition date fair value of the investment. The carrying amount is adjusted for the Company’s share of the earnings or losses, and dividends received from the investee reduce the carrying amount of the investment. The Company allocates the difference between the fair value of investments acquired in the Mergers and the Company’s proportionate share of the carrying value of the underlying assets, or basis difference, across the assets and liabilities of the investee. The basis difference assigned to amortizable net assets is included in Income (loss) from equity method investments in the condensed consolidated statements of operations and comprehensive loss. When the Company’s share of losses in an investee equals or exceeds the carrying value of the investment, no further losses are recognized unless the Company has incurred obligations or made payments on behalf of the investee.

(e)	Lessor expense recognition

Vessel operating expenses, which are recognized when incurred, include crewing, repairs and maintenance, insurance, stores, lube oils, communication expenses and third-party management fees. Voyage expenses principally consist of fuel consumed before or after the term of time charter or when the vessel is off hire. Under time charters, the majority of voyage expenses are paid by customers. To the extent that these costs are a fixed amount specified in the charter, which is not dependent upon redelivery location, the estimated voyage expenses are recognized over the term of the time charter.

Initial direct costs include costs directly related to the negotiation and consummation of the lease are deferred and recognized in Selling, general and administrative over the lease term.

(f)	Guarantees

Guarantees issued by the Company, excluding those that are guaranteeing the Company’s own performance, are recognized at fair value at the time that the guarantees are issued and recognized in Other current liabilities and Other non-current liabilities on the condensed consolidated balance sheets. The guarantee liability is amortized each period as a reduction to Selling, general and administrative expenses. If it becomes probable that the Company will have to perform under a guarantee, the Company will recognize an additional liability if the amount of the loss can be reasonably estimated.

(g)	Derivatives

As part of the Mergers, the Company acquired derivative positions that were used to reduce market risks associated with interest rates and foreign exchange rates. All derivative instruments are initially recorded at fair value as either assets or liabilities on the condensed consolidated balance sheets and subsequently remeasured to fair value, regardless of the purpose or intent for holding the derivative.

Where the fair value of a derivative instrument is a net liability, the derivative instrument is classified in Other current liabilities or Other long-term liabilities on the condensed consolidated balance sheets. Where the fair value of a derivative instrument is a net asset, the derivative instrument is classified in Other current assets or Other non-current assets on the condensed consolidated balance sheets depending on its maturity. The Company has not designated any derivates as cash flow or fair value hedges; however, certain instruments may be considered economic hedges.

(h)	Property, plant and equipment, net

Property, plant and equipment is recorded at cost. Expenditures for construction activities and betterments that extend the useful life of the asset are capitalized. Vessel refurbishment costs are capitalized and depreciated over the vessels' remaining useful economic lives. Refurbishment costs increase the capacity or improve the efficiency or safety of vessels and equipment. Expenditures for routine maintenance and repairs for assets in the Terminals and Infrastructure segment are charged to expense as incurred within Operations and maintenance in the condensed consolidated statements of operations and comprehensive loss; such expenditures for assets in the Ships segment that do not improve the operating efficiency or extend the useful lives of the vessels are expensed as incurred within Vessel operating expenses.

Major maintenance and overhauls of the Company’s power plant and terminals are capitalized and depreciated over the expected period until the next anticipated major maintenance or overhaul. Drydocking expenditures are capitalized when incurred and amortized over the period until the next anticipated drydocking, which is generally five years. For vessels, the Company utilizes the "built-in overhaul" method of accounting. The built-in overhaul method is based on the segregation of vessel costs into those that should be depreciated over the useful life of the vessel and those that require drydocking at periodic intervals to reflect the different useful lives of the components of the assets. The estimated cost of the drydocking component is amortized until the date of the first drydocking following acquisition of the vessel, upon which the cost is capitalized and the process is repeated. If drydocking occurs prior to the expected timing, a cumulative adjustment to recognize the change in expected timing of dry docking is recognized within Depreciation and amortization in the condensed consolidated statements of operations and comprehensive loss.

The Company depreciates property, plant and equipment less the estimate residual value using the straight-line depreciation method over the estimated economic life of the asset or lease term, whichever is shorter using the following useful lives:

Useful life (Yrs)
Vessels	5-30
Terminal and power plant equipment	4-24
CHP facilities	4-20
Gas terminals	5-24
ISO containers and associated equipment	3-25
LNG liquefaction facilities	20-40
Gas pipelines	4-24
Leasehold improvements	2-20

The Company reviews the remaining useful life of its assets on a regular basis to determine whether changes have taken place that would suggest that a change to depreciation policies is warranted.

Upon retirement or disposal of property, plant and equipment, the cost and related accumulated depreciation are removed from the account, and the resulting gains or losses, if any, are recorded in the condensed consolidated statements of operations and comprehensive loss. When a vessel is disposed, any unamortized drydocking expenditure is recognized as part of the gain or loss on disposal in the period of disposal.

(i)	Transaction and integration costs

Transaction and integration costs are comprised of costs related to business combinations and include advisory, legal, accounting, valuation and other professional or consulting fees. This caption also includes gains or losses recognized in connection with business combinations, including the settlement of preexisting relationships between the Company and an acquired entity. Financing costs which are not deferred as part of the cost of the financing on the balance sheet are recognized within this caption including fees associated with debt modifications.

3.	Adoption of new and revised standards

(a)	New standards, amendments and interpretations issued but not effective for the year beginning January 1, 2021:

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

In December 2019, FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes, including removing certain exceptions related to the general principles in ASU 740, Income Taxes. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. The adoption of this guidance in the first quarter of 2021 did not have a material impact on the Company’s financial position, results of operations or cash flows.

4.	Acquisitions

Hygo Merger

On April 15, 2021, the Company completed the acquisition of all of the outstanding common and preferred shares representing all voting interests of Hygo, a 50-50 joint venture between Golar LNG Limited (“GLNG”) and Stonepeak Infrastructure Fund II Cayman (G) Ltd., a fund managed by Stonepeak Infrastructure Partners (“Stonepeak”), in exchange for 31,372,549 shares of NFE Class A common stock and $580,000 in cash. The acquisition of Hygo expands the Company’s footprint in South America with three gas-to-power projects in Brazil’s large and fast-growing market.

Based on the closing price of NFE’s common stock on April 15, 2021, the total value of consideration in the Hygo Merger was $1.98 billion, shown as follows:

Consideration		As of April 15, 2021
Cash consideration for Hygo Preferred Shares	$180,000
Cash consideration for Hygo Common Shares	400,000
Total Cash Consideration		$580,000
Merger consideration to be paid in shares of NFE Common Stock	1,400,784
Total Non-Cash Consideration		1,400,784
Total Consideration		$1,980,784

The Company has determined it is the accounting acquirer of Hygo, which will be accounted for under the acquisition method of accounting for business combinations. The total purchase price of the transaction has been allocated to identifiable assets acquired, liabilities assumed and non-controlling interests of Hygo based on their respective estimated fair values as of the closing date.

The process of estimating the fair values of certain tangible assets, identifiable intangible assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. The Company is in the process of finalizing the valuation of assets acquired, liabilities assumed and non-controlling interests of Hygo, and therefore the purchase price allocation should be considered preliminary. The preliminary purchase price allocation may be subject to further refinement as the evaluation of the underlying inputs and assumptions of third-party valuations and the assessment of acquisition-related income taxes are finalized. The goodwill balance may be adjusted pending the completion of the valuation of the assets acquired, liabilities assumed and non-controlling interests of Hygo as described above. The preliminary estimates may be subject to adjustments during the measurement period, not to exceed one year, based upon new information obtained about facts and circumstances that existed as of the acquisition date.  To the extent that significant changes occur in the future, the Company will disclose such changes in the reporting period in which they occur. Preliminary fair values assigned to the assets acquired, liabilities assumed and non-controlling interests of Hygo as of the closing date were as follows:

Hygo	As of April 15, 2021
Assets Acquired
Cash and cash equivalents	$26,641
Restricted cash	48,183
Accounts receivable	5,126
Inventory	1,022
Other current assets	8,095
Assets under development	128,625
Property, plant and equipment, net	385,389
Intangible assets, net	44,702
Equity method investments	805,391
Finance leases, net	601,000
Deferred tax assets, net	1,065
Other non-current assets	52,996
Total assets acquired:	$2,108,235
Liabilities Assumed
Current portion of long-term debt	$38,712
Accounts payable	3,059
Accrued liabilities	39,149
Other current liabilities	13,495
Long-term debt	455,165
Deferred tax liabilities, net	241,177
Other non-current liabilities	21,520
Total liabilities assumed:	812,277
Non-controlling interest	62,111
Net assets acquired:	1,233,847
Goodwill	$746,937

The fair value of Hygo’s non-controlling interest (“NCI”) as of April 15, 2021 was $62,111, including the fair value of the net assets of VIEs that Hygo has consolidated. These VIEs are special purpose vehicles (“SPV”) for the sale and leaseback of certain vessels, and Hygo has no equity investment in these entities. The fair value of NCI was determined based on the valuation of the SPV’s external debt and the loan receivable asset associated with the sales leaseback transaction with Hygo’s subsidiary, using a discounted cash flow method.

The fair value of receivables acquired from Hygo is $8,009, which approximates the gross contractual amount; no material amounts are expected to be uncollectible.

Goodwill is calculated as the excess of the purchase price over the net assets acquired. Goodwill represents access to additional LNG and natural gas distribution systems and power markets, including a local workforce that will allow the Company to rapidly develop and deploy LNG to power solutions.

The Company’s results of operations for the first three and six months of 2021 include Hygo’s result of operations from the date of acquisition, April 15, 2021, through June 30, 2021. Revenue and net income (loss) attributable to Hygo during this period was $17,812 and $36,977, respectively.

GMLP Merger
Also on April 15, 2021, the Company completed the acquisition of all of the outstanding common units, representing all voting interests, of GMLP in exchange for $3.55 in cash per common unit and for each of the outstanding membership interest of GMLP’s general partner. In conjunction with the closing of the GMLP Merger, NFE simultaneously extinguished a portion of GMLP’s debt for total consideration of $1.15 billion.

With the acquisition of GMLP, the Company gains vessels to support the existing terminals and business development pipeline, as well as an interest in a floating natural gas facility (“FLNG”), which is expected to provide consistent cash flow streams under a long-term tolling arrangement. The interest in the FLNG facility also provides the Company access to intellectual property that will be used to develop future FLNG solutions.

The consideration paid by the Company in the GMLP Merger was as follows:

Consideration		As of April 15, 2021
GMLP Common Units ($3.55 per unit x 69,301,636 units)	$246,021
GMLP General Partner Interest ($3.55 per unit x 1,436,391 units)	5,099
Partnership Phantom Units ($3.55 per unit x 58,960 units)	209
Cash Consideration		$251,329
GMLP debt repaid in acquisition	899,792
Total Cash Consideration		1,151,121
Cash settlement of preexisting relationship	(3,978)
Total Consideration		$1,147,143

The Company has determined it is the accounting acquirer of GMLP, which will be accounted for under the acquisition method of accounting for business combinations. The total purchase price of the transaction has been allocated to identifiable assets acquired, liabilities assumed and non-controlling interests of GMLP based on their respective estimated fair values as of the closing date.

The process of estimating the fair values of certain tangible assets, identifiable intangible assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. The Company is in the process of finalizing the valuation of assets acquired, liabilities assumed and non-controlling interests of GMLP, and therefore the purchase price allocation should be considered preliminary. The preliminary purchase price allocation may be subject to further refinement as the evaluation of the underlying inputs and assumptions of third-party valuations and the assessment of acquisition-related income taxes are finalized. The goodwill balance may be adjusted pending the completion of the valuation of the assets acquired, liabilities assumed and non-controlling interests of GMLP as described above. The preliminary estimates may be subject to adjustments during the measurement period, not to exceed one year, based upon new information obtained about facts and circumstances that existed as of the acquisition date.  To the extent that significant changes occur in the future, the Company will disclose such changes in the reporting period in which they occur. Preliminary fair values assigned to the assets acquired, liabilities assumed and non-controlling interests of GMLP as of the closing date were as follows:

GMLP	As of April 15, 2021
Assets Acquired
Cash and cash equivalents	$41,461
Restricted cash	24,816
Accounts receivable	3,195
Inventory	2,151
Other current assets	2,789
Equity method investments	356,000
Property, plant and equipment, net	1,063,215
Intangible assets, net	120,000
Deferred tax assets, net	963
Other non-current assets	4,400
Total assets acquired:	$1,618,990
Liabilities Assumed
Current portion of long-term debt	$185,681
Accounts payable	3,019
Accrued liabilities	17,226
Other current liabilities	73,774
Deferred tax liabilities, net	16,008
Other non-current liabilities	10,630
Total liabilities assumed:	306,338
Non-controlling interest	167,174
Net assets to be acquired:	1,145,478
Goodwill	$1,665

The fair value of GMLP’s NCI as of April 15, 2021 was $167,174, which represents the fair value of other investors’ interest in the Mazo, GMLP’s preferred units which were not acquired by the Company and the fair value of net assets of an SPV formed for the purpose of a sale and leaseback of the Eskimo. The fair value of GMLP’s preferred units and the valuation of the SPV’s external debt and the loan receivable asset associated with the sale leaseback transaction have been estimated using a discounted cash flow method.

The fair value of receivables acquired from GMLP is $4,797, which approximates the gross contractual amount; no material amounts are expected to be uncollectible.

The Company acquired favorable and unfavorable leases for the use of GMLP’s vessels. The fair value of the favorable contracts is $120,000 and the fair value of the unfavorable contracts is $13,400. The total weighted average amortization period is approximately three years with the favorable contract weighted average amortization period of approximately three years and the unfavorable contract weighted average amortization period of approximately one year.

The Company and GMLP had an existing lease agreement prior to the GMLP Merger. As a result of the acquisition, the lease agreement and any associated receivable and payable balances are effectively settled. The lease agreement also included provisions that required a subsidiary of NFE to indemnify GMLP to the extent that GMLP incurred certain tax liabilities as a result of the lease. A loss of $3,978 related to settlement of this indemnification provision has been recognized in Transaction and integration costs in the condensed consolidated statements of operations and comprehensive loss.

The Company’s results of operations for the first three and six months of 2021 include GMLP’s result of operations from the date of acquisition, April 15, 2021, through June 30, 2021. Revenue and net income (loss) attributable to GMLP during this period was $56,802 and $39,267, respectively.

Acquisition costs associated with the Mergers of $21,909 and $33,472 for the three and six months ended June 30, 2021 were included in Transaction and integration costs in the Company's condensed consolidated statements of operations and comprehensive loss.

Unaudited pro forma financial information

The following table summarizes the unaudited pro forma condensed financial information of the Company as if the Mergers had occurred on January 1, 2020.

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue	$239,554	$188,149	$474,990	$342,274
Net income (loss)	4,438	(150,337)	(48,746)	(297,267)
Net income (loss) attributable to stockholders	3,904	(125,983)	(46,146)	(226,343)

The unaudited pro forma financial information is based on historical results of operations as if the acquisitions had occurred on January 1, 2020, adjusted for transaction costs incurred, adjustments to depreciation expense associated with the recognition of the fair value of vessels acquired, additional amortization expense associated with the recognition of the fair value of favorable customer contracts for vessel charters, additional interest expense as a result of incurring new debt and extinguishing historical debt, elimination of a pre-existing lease relationship between the Company and GMLP, and a step-up of the equity method investments and a favorable power purchase agreement contract.

Adjustments for non-recurring items increased pro forma net income by $25,887 and $37,450 for the three and six months ended June 30, 2021, respectively and decreased pro forma net income by $0 and $37,450 for the three months and six months ended June 30, 2020, respectively. Transaction costs incurred and the elimination of a pre-existing lease relationship between the Company and GMLP are considered to be non-recurring. The unaudited pro forma financial information does not give effect to any synergies, operating efficiencies or cost savings that may result from the Mergers.

Asset acquisitions

On January 12, 2021, the Company acquired 100% of the outstanding share quota of CH4 Energia Ltda. ("CH4"), an entity that owns key permits and authorizations to develop an LNG terminal and an up to 1.37 GW gas-fired power plant at the Port of Suape in Brazil. The purchase consideration consisted of $903 of cash paid at closing in addition to potential future payments contingent on achieving certain construction milestones of up to approximately $3,600. As the contingent payments meet the definition of a derivative, the fair value of the contingent payments of $3,047 is included as part of the purchase consideration and is recognized in Other non-current liabilities on the condensed consolidated balance sheets. The selling shareholders of CH4 may also receive future payments based on gas consumed by the power plant or sold to customers from the LNG terminal.  For the three and six months ended June 30, 2021, the Company recognized loss from the change in fair value of the derivative liability of $53, which is presented in Other (income) expense, net in the condensed consolidated statements of operations and comprehensive loss.

The purchase of CH4 has been accounted for as an asset acquisition. As a result, no goodwill was recorded, and the Company’s acquisition-related costs of $295 were included in the purchase consideration. The total purchase consideration of $5,776, which includes a deferred tax liability of $1,531 recognized as a result from the acquisition, was allocated to permits and authorizations acquired and was recorded within Intangible assets, net. In addition, the Company recognized a deferred tax liability of $1,531 that resulted from the acquisition.

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

The purchase consideration consisted of $8,041 of cash paid at closing in addition to potential future payments contingent on achieving commercial operations of the gas-fired power plant at the Port of Suape of up to approximately $10.5 million.  As the contingent payments meet the definition of a derivative and the fair value of the contingent payments of $7,473 was included as part of the purchase consideration and is recognized in Other non-current liabilities on the condensed consolidated balance sheets. The selling shareholders may also receive future payments based on power generated by the power plant in Suape, subject to a maximum payment of approximately $4.6 million. For the three and six months ended June 30, 2021, the Company recognized a loss from the change in fair value of the derivative liability of $416, which is presented in Other (income) expense, net in the condensed consolidated statements of operations and comprehensive loss.

The purchases of Pecém and Muricy were accounted for as asset acquisitions. As a result, no goodwill was recorded, and the Company’s acquisition-related costs of $1,275 were included in the purchase consideration. Of the total purchase consideration, $16,585 was allocated to acquired power purchase agreements and recorded in Intangible assets, net on the condensed consolidated balance sheets; the remaining purchase consideration was related to working capital acquired.

5.	VIEs

Lessor VIEs

The Company assumed sale leaseback arrangements for four vessels as part of the Mergers. The counterparty to each of these sale leaseback arrangements is a VIE, and these lessor VIEs are SPVs wholly owned by financial institutions.

China Merchants Bank Lending (“CMBL”)

In November 2015, the Eskimo was sold to a subsidiary of CMBL, Sea 23 Leasing Co. Limited, and subsequently leased back under a bareboat charter for a term of ten years. The Company has options to repurchase the vessel throughout the charter term at fixed pre-determined amounts, commencing from the third anniversary of the commencement of the bareboat charter, with an obligation to repurchase the vessel at the end of the ten-year lease period.

CCB Financial Leasing Corporation Limited (“CCBFL”)

In September 2018, the Nanook was sold to a subsidiary of CCBFL, Compass Shipping 23 Corporation Limited, and subsequently leased back on a bareboat charter for a term of twelve years. The Company has options to repurchase the vessel throughout the charter term at fixed pre-determined amounts, commencing from the third anniversary of the commencement of the bareboat charter, with an obligation to repurchase the vessel at the end of the twelve-year lease period.

Oriental Shipping Company (“COSCO”)

In December 2019, the Penguin was sold to a subsidiary of COSCO, Oriental Fleet LNG 02 Limited, and subsequently leased back on a bareboat charter for a term of six years. The Company has options to repurchase the vessel throughout the charter term at fixed pre-determined amounts, commencing from the first anniversary of the commencement of the bareboat charter, with an obligation to repurchase the vessel at the end of the six-year lease period.

AVIC International Leasing Company Limited (“AVIC”)

In March 2020, the Celsius was sold to a subsidiary of AVIC, Noble Celsius Shipping Limited, and subsequently leased back on a bareboat charter for a term of seven years. The Company has options to repurchase the vessel throughout the charter term at fixed predetermined amounts, commencing from the first anniversary of the commencement of the bareboat charter, with an obligation to repurchase the vessel at the end of the seven-year lease period.

While the Company does not hold an equity investment in the above SPVs, the Company has a variable interest in these SPVs. The Company is the primary beneficiary of these VIEs and, accordingly, these VIEs are consolidated into the Company’s financial results for the period after the Mergers. The effect of the bareboat charter arrangements is eliminated upon consolidation of the SPVs. The equity attributable to CMBL, CCBFL, COSCO and AVIC in their respective VIEs are included in non-controlling interests in the condensed consolidated financial statements. As of June 30, 2021, the Eskimo, Penguin and Celsius are recorded as Property, plant and equipment, net on the condensed consolidated balance sheet. As of June 30, 2021, the Nanook was recognized in Finance leases, net on the condensed consolidated balance sheet.

The following table gives a summary of the sale and leaseback arrangements, including repurchase options and obligations as of June 30, 2021:

Vessel	End of lease term	Date of next repurchase option	Repurchase price at next repurchase option date	Repurchase obligation at end of lease term
Eskimo	$November 2025	$November 2021	$189,100	$128,250
Nanook	September 2030	September 2021	205,133	94,179
Penguin	December 2025	December 2021	92,761	63,040
Celsius	March 2027	March 2022	98,290	45,000

A summary of payment obligations under the bareboat charters with the lessor VIEs as of June 30, 2021, are shown below:

Vessel	Remaining 2021	2022	2023	2024	2025	_2026+
Eskimo	$8,164	$-	$-	$-	$-	$-
Nanook	10,833	21,207	20,631	20,078	19,478	84,673
Penguin	5,901	11,581	11,247	10,894	7,956	-
Celsius	7,930	15,444	14,908	14,383	13,836	12,699

The payment obligation table above includes variable rental payments due under the lease based on an assumed LIBOR plus margin but excludes the repurchase obligation at the end of lease term.

The assets and liabilities of these lessor VIEs that most significantly impact the condensed consolidated balance sheet as of June 30, 2021 are as follows:

	Eskimo	Nanook	Penguin	Celsius
Assets
Restricted cash	$-	$14,713	$5,599	$25,131
Liabilities
Long-term debt - current portion	$172,452	$-	$14,652	$5,942
Long-term debt - non-current portion	-	207,048	81,914	118,631

The most significant impact of the lessor VIEs operations on the Company’s condensed consolidated statement of operations is a reduction to interest expense of $6,635 for the period subsequent to the completion of Mergers. Upon assumption of the debt held by VIEs in conjunction with the Mergers, the Company recognized the liabilities assumed at fair value, and the amortization of the premium of $9,707 has been recognized as a reduction to interest expense incurred of $3,072. The most significant impact of the lessor VIEs cash flows on the condensed consolidated statements of cash flows is net cash used in financing activities of $15,823 for the period subsequent to the completion of the Mergers.

Other VIEs

Hilli LLC

The Company acquired an interest of 50% of the common units of Hilli LLC (“Hilli Common Units”) as part of the acquisition of GMLP. Hilli LLC owns Golar Hilli Corporation (“Hilli Corp”), the disponent owner of the Hilli. The Company determined that Hilli LLC is a VIE, and the Company is not the primary beneficiary of Hilli LLC. Thus, Hilli LLC has not been consolidated into the financial statements and has been recognized as an equity method investment.

As of June 30, 2021 the maximum exposure as a result of the Company’s ownership in the Hilli LLC is the carrying value of the equity method investment of $359,107 and the outstanding portion of the Hilli Leaseback (defined below) which have been guaranteed by the Company.

6.	Revenue recognition

Operating revenue includes revenue from sales of LNG and natural gas as well as outputs from the Company’s natural gas-fueled power generation facilities, including power and steam. Other revenue includes revenue for development services as well as interest income from the Company’s finance leases and other revenue. The table below summarizes the balances in Other revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Development services revenue	$46,589	$17,495	$100,660	$27,566
Interest income and other revenue	9,853	894	10,270	1,851
Total other revenue	$56,442	$18,389	$110,930	$29,417

Development services revenue recognized in the three and six months ended June 30, 2021 included $43,771 and $89,390, respectively, for the customer’s use of natural gas as part of commissioning their assets.

Under most customer contracts, invoicing occurs once the Company’s performance obligations have been satisfied, at which point payment is unconditional. As of June 30, 2021, and December 31, 2020, receivables related to revenue from contracts with customers totaled $98,201 and $76,431, respectively, and were included in Receivables, net on the condensed consolidated balance sheets, net of current expected credit losses of $90 and $98, respectively. Other items included in Receivables, net not related to revenue from contracts with customers represent leases which are accounted for outside the scope of ASC 606 and receivables associated with reimbursable costs.

The Company has recognized contract liabilities, comprised of unconditional payments due or paid under the contracts with customers prior to the Company’s satisfaction of the related performance obligations. The performance obligations are expected to be satisfied during the next 12 months, and the contract liabilities are classified within Other current liabilities on the condensed consolidated balance sheets. Contract assets are comprised of the transaction price allocated to completed performance obligations that will be billed to customers in subsequent periods. The contract liabilities and contract assets balances as of June 30, 2021 and December 31, 2020 are detailed below:

	June 30, 2021	December 31, 2020
Contract assets, net - current	$6,354	$3,673
Contract assets, net - non-current	32,353	23,972
Total contract assets, net	$38,707	$27,645

Contract liabilities	$5,530	$8,399

Revenue recognized in the year from:
Amounts included in contract liabilities at the beginning of the year	$3,283	$6,542

Contract assets are presented net of expected credit losses of $521 and $372 as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, the Company has unbilled receivables, net of current expected credit losses, of $6,640, of which $356 is presented within Other current assets and $6,284 is presented within Other non-current assets on the condensed consolidated balance sheet. These unbilled receivables represent unconditional right to payment subject only to the passage of time.

The Company has recognized costs to fulfill a contract with a significant customer, which primarily consist of expenses required to enhance resources to deliver under the agreement with the customer. As of June 30, 2021, the Company has capitalized $11,283, of which $604 of these costs is presented within Other current assets and $10,679 is presented within Other non-current assets on the condensed consolidated balance sheets. As of December 31, 2020, the Company had capitalized $11,276, of which $588 of these costs was presented within Other current assets and $10,688 was presented within Other non-current assets on the condensed consolidated balance sheets. In the first quarter of 2020, the Company began delivery under the agreement and started recognizing these costs on a straight-line basis over the expected term of the agreement.

Transaction price allocated to remaining performance obligations

Some of the Company’s contracts are short-term in nature with a contract term of less than a year. The Company applied the optional exemption not to report any unfulfilled performance obligations related to these contracts.

The Company has arrangements in which LNG, natural gas or outputs from the Company’s power generation facilities are sold on a “take-or-pay” basis whereby the customer is obligated to pay for the minimum guaranteed volumes even if it does not take delivery. The price under these agreements is typically based on a market index plus a fixed margin. The fixed transaction price allocated to the remaining performance obligations under these arrangements represents the fixed margin multiplied by the outstanding minimum guaranteed volumes. The Company expects to recognize this revenue over the following time periods. The pattern of recognition reflects the minimum guaranteed volumes in each period:

Period	Revenue
Remainder of 2021	$215,722
2022	514,566
2023	515,175
2024	510,664
2025	503,493
Thereafter	8,323,179
Total	$10,582,799

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

Lessor arrangements

The Company’s vessel charters of LNG carriers and FSRUs can take the form of operating or finance leases. Property, plant and equipment subject to vessel charters accounted for as operating leases is included within Vessels within Note 14 Property, plant and equipment, net. The following is the carrying amount of property, plant and equipment that is leased to customers under operating leases:

	June 30, 2021	December 31, 2020
Property, plant and equipment	$1,268,716	$18,394
Accumulated depreciation	(9,093)	(932)
Property, plant and equipment, net	$1,259,623	$17,462

The components of lease income from vessel operating leases for the three and six months ended June 30, 2021 were as follows:

June 30, 2021
Operating lease income	$62,026
Variable lease income	1,370
Total operating lease income	$63,396

The Company’s charter of the Nanook to CELSE and certain equipment leases provided in connection with the supply of natural gas or LNG are accounted for as finance leases.

The Company recognized interest income of $9,681 for the three months and six months ended June 30, 2021 related to the finance lease of the Nanook included within Other revenue in the condensed consolidated statements of operations and comprehensive loss.  The Company recognized revenue of $1,165 for the three months and six months ended June 30, 2021 related to the operation and services agreement within Vessel charter revenue in the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2021, there were outstanding balances due from CELSE of $7,965, of which $5,822 is recognized in Receivables, net and a loan to CELSE of $2,143 is recognized in Prepaid expenses and other current assets, net on the condensed consolidated balance sheets. CELSE is an affiliate due to the equity method investment held in CELSE’s parent, CELSEPAR, and as such, these transactions and balances are related party in nature.

The following table shows the expected future lease payments as of June 30, 2021, for the remainder of 2021 through 2025 and thereafter:

	Future cash receipts
	Financing leases	Operating leases
Remainder of 2021	$24,956	$143,806
2022	49,951	245,023
2023	50,616	144,016
2024	51,442	103,461
2025	51,876	25,961
Thereafter	1,102,841	-
Total minimum lease receivable	$1,331,682	$662,267
Unguaranteed residual value	107,000
Gross investment in sales-type lease	$1,438,682
Less: Unearned interest income	827,687
Less: Current expected credit losses	1,550
Net investment in leased vessel	$609,445

Current portion of net investment in leased asset	$3,337
Non-current portion of net investment in leased asset	606,108

7.	Leases, as lessee

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
As of June 30, 2021 and December 31, 2020, right-of-use assets, current lease liabilities and non-current lease liabilities consisted of the following:

	June 30, 2021	December 31, 2020

Operating right-of-use assets	$130,534	$141,347
Finance right-of-use assets (1)	8,602	-
Total right-of-use assets	$139,136	$141,347

Current lease liabilities:
Operating lease liabilities	$28,811	$35,481
Finance lease liabilities	1,266	-
Total current lease liabilities	$30,077	$35,481
Non-current lease liabilities:
Operating lease liabilities	$84,000	$84,323
Finance lease liabilities	5,673	-
Total non-current lease liabilities	$89,673	$84,323

(1) Finance lease right-of-use assets are recorded net of accumulated amortization of $61 as of June 30, 2021.

For the three and six months ended June 30, 2021 and 2020, the Company’s operating lease cost recorded within the condensed consolidated statements of operations and comprehensive loss were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fixed lease cost	$9,036	$6,596	$20,781	$16,863
Variable lease cost	503	74	1,196	713
Short-term lease cost	1,507	330	2,229	616

Lease cost - Cost of sales	$8,993	$6,109	$20,029	$15,460
Lease cost - Operations and maintenance	549	440	1,106	828
Lease cost - Selling, general and administrative	1,504	451	3,071	1,904

For the three and six months ended June 30, 2021, the Company has capitalized $2,313 and $3,512 of lease costs, respectively, for vessels and port space used during the commissioning of development projects in addition to short-term lease costs for vessels chartered by the Company to bring inventory from a supplier’s facilities to the Company’s storage locations which are capitalized to inventory.

Beginning in the second quarter of 2021, leases for ISO tanks and a parcel of land that transfer the ownership in underlying assets to the Company at the end of the lease have commenced, and these leases are treated as finance leases. For the three and six months ended June 30, 2021, the Company recognized interest expense related to finance leases of $50, which are included within Interest expense, net in the condensed consolidated statements of operations and comprehensive loss. For the three and six months ended June 30, 2021, the Company recognized amortization of the right-of-use asset related to finance leases of $61, which is included within Depreciation and amortization in the condensed consolidated statements of operations and comprehensive loss.
Cash paid for operating leases is reported in operating activities in the condensed consolidated statements of cash flows. Supplemental cash flow information related to leases was as follows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Operating cash outflows for operating lease liabilities	$18,354	$23,257
Financing cash outflows for financing lease liabilities	654	-
Right-of-use assets obtained in exchange for new operating lease liabilities	3,706	128,592
Right-of-use assets obtained in exchange for new financing lease liabilities	8,663	-

The future payments due under operating and finance leases as of June 30, 2021 are as follows:

	Operating Leases	Finance Leases
Due remainder of 2021	$17,906	$844
2022	33,276	1,395
2023	26,604	1,465
2024	20,234	1,484
2025	11,810	1,484
Thereafter	55,156	1,640
Total lease payments	$164,986	$8,312
Less: effects of discounting	52,175	1,373
Present value of lease liabilities	$112,811	$6,939

Current lease liability	$28,811	$1,266
Non-current lease liability	84,000	5,673

As of June 30, 2021, the weighted-average remaining lease term for operating leases was 7.8 years and finance leases was 6.3 years. Because the Company generally does not have access to the rate implicit in the lease, the incremental borrowing rate is utilized as the discount rate. The weighted average discount rate associated with operating leases as of June 30, 2021 was 8.4%. The weighted average discount rate associated with finance leases as of June 30, 2021 was 5.3%.

The Company has entered into several leases for ISO tanks that have not commenced as of June 30, 2021 with noncancelable terms of 5 years and including fixed payments of approximately $16 million.

8.	Financial instruments

Interest rate and currency risk management

In connection with the Mergers, the Company has acquired financial instruments that GMLP and Hygo used to reduce the risk associated with fluctuations in interest rates and foreign exchange rates. Interest rate swaps are used to convert floating rate interest obligations to fixed rates, which from an economic perspective hedges the interest rate exposure. The Company also acquired a cross currency interest rate swap to manage interest rate exposure on the Debenture Loan and the foreign exchange rate exposure on the US dollar cash flows from the charter of the Nanook to CELSE that guarantees the repayments of the Brazilian Real-denominated Debenture Loan.

The Company does not hold or issue instruments for speculative or trading purposes, and the counterparties to such contracts are major banking and financial institutions. Credit risk exists to the extent that the counterparties are unable to perform under the contracts; however, the Company does not anticipate non-performance by any counterparties.

The following table summarizes the terms of interest rate and cross currency interest rate swaps as of June 30, 2021:

Instrument	Notional Amount	Maturity Dates	Fixed Interest Rate	Forward Foreign Exchange Rate
Interest rate swap	$372,750,000	March 2026	_2.86%	_n/a
Cross currency interest rate swap - Debenture Loan, due 2024	BRL 255,600,132	September 2024	_5.90%	_5.424

The mark-to-market gain or loss on our interest rate and foreign currency swaps that are not designated as hedges for accounting purposes for the period are reported in the condensed consolidated statements of operations and comprehensive loss in Other (income) expense, net.
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

The following table presents the Company’s financial assets and financial liabilities that are measured at fair value as of June 30, 2021 and December 31, 2020:

_	Fair Value Hierarchy	June 30, 2021 Carrying Value	June 30, 2021 Fair Value	December 31, 2020 Carrying Value	December 31, 2020 Fair Value	Valuation Technique
Non-Derivatives:
Cash and cash equivalents	Level 1	$143,138	$143,138	$601,522	$601,522	Market approach
Restricted cash	Level 1	87,180	87,180	27,814	27,814	Market approach
Investment in equity securities	Level 1	245	245	256	256	Market approach
Investment in equity securities	Level 3	1,849	1,849	1,000	1,000	Market approach
Long-term debt(1)	Level 2	3,563,734	3,626,972	1,250,000	1,327,488	Market approach
Derivatives:
Derivative liability(2)(3)	Level 3	31,923	31,923	10,716	10,716	Income approach
Equity agreement(3)(4)	Level 3	20,430	20,430	22,768	22,768	Income approach
Cross currency interest rate swap asset(5)(6)	Level 2	2,135	2,135	-	-	Income approach
Interest rate swap liability(5)(6)	Level 2	28,474	28,474	-	-	Income approach

 (1)Long-term debt is recorded at amortized cost on the condensed consolidated balance sheets, and is presented in the above table gross of deferred financing costs of $32,880 and $10,439 as of June 30, 2021 and December 31, 2020, respectively.
 (2)Consideration due to the sellers in assets acquistions when certain contingent events occur. The liability associated with the derivative liabilities is recorded within Other long-term liabilities on the condensed consolidated balance sheets.
 (3)The Company estimates fair value of the derivative liability and equity agreement using a discounted cash flows method with discount rates based on the average yield curve for bonds with similar credit ratings and matching terms to the discount periods as well as a probability of the contingent event occurring.
 (4)To be paid at the earlier of agreed-upon date or the date on which the valid planning permission is received for the facility in development in Shannon, Ireland. The liability associated with the equity agreement is recorded within Other current liabilities on the condensed consolidated balance sheets.
 (5)Cross currency interest rate swap asset is presented within Prepaid expenses and other current assets and interest rate swap liability is presented within Other current liabilities on the condensed consolidated balance sheets.
 (6)The fair value of certain derivative instruments, including interest rate swaps, is estimated considering current interest rates, foreign exchange rates, closing quoted market prices and the creditworthiness of counterparties.

As part of the Hygo Merger, the Company assumed liabilities for payments due to sellers in asset acquisitions completed prior to the Hygo Merger, and these liabilities are reflected as derivative liabilities. Activity during the six months ended June 30, 2021 also included the recognition of additional derivative liabilities from transactions accounted for as asset acquisitions of $10,520 (Note 4). During the three and six months ended June 30, 2021 and 2020, the Company had no settlements of the equity agreement or derivative liabilities or any transfers in or out of Level 3 in the fair value hierarchy.

The table below summarizes the fair value adjustment to instruments measured at Level 3 in the fair value hierarchy, the derivative liability and equity agreement, as well as the cross currency interest rate swap and the interest rate swap; adjustments have been recorded within Other (income) expense, net in the condensed consolidated statements of operations and comprehensive loss, for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Derivative liability/Equity agreement - Fair value adjustment - (Gain) loss	$(288)	$1,323	$(713)	$(294)
Interest rate swap - Fair value adjustment (gain)	(346)	-	(346)	-
Cross currency interest rate swap - Fair value adjustment (gain)	(6,014)	-	(6,014)	-

Under the Company’s interest rate swap, the Company is required to provide cash collateral, and as of June 30, 2021, $12,500 of cash collateral is recognized as restricted cash on the condensed consolidated balance sheets.

9.	Restricted cash

As of June 30, 2021 and December 31, 2020, restricted cash consisted of the following:

	June 30, 2021	December 31, 2020
Cash held by lessor VIEs	$45,443	$-
Collateral for interest rate swaps	12,500	-
Collateral for performance under customer agreements	15,000	15,000
Collateral for LNG purchases	-	11,664
Collateral for letters of credit and performance bonds	13,231	900
Other restricted cash	1,006	250
Total restricted cash	$87,180	$27,814

Current restricted cash	$57,353	$12,814
Non-current restricted cash	29,827	15,000

Restricted cash does not include minimum consolidated cash balances of $30,000 required to be maintained as part of the financial covenants for sale and leaseback financings that is included in Cash and cash equivalents on the condensed consolidated balance sheets as of June 30, 2021.

10.	Inventory

As of June 30, 2021 and December 31, 2020, inventory consisted of the following:

	June 30, 2021	December 31, 2020
LNG and natural gas inventory	$47,637	$13,986
Automotive diesel oil inventory	4,751	3,986
Bunker fuel, materials, supplies and other	9,103	4,888
Total inventory	$61,491	$22,860

Inventory is adjusted to the lower of cost or net realizable value each quarter. Changes in the value of inventory are recorded within Cost of sales in the condensed consolidated statements of operations and comprehensive loss. No adjustments were recorded during the six months ended June 30, 2021 and 2020.

11.	Prepaid expenses and other current assets

As of June 30, 2021 and December 31, 2020, prepaid expenses and other current assets consisted of the following:

	June 30, 2021	December 31, 2020
Prepaid LNG	$24,568	$11,987
Prepaid expenses	7,268	4,941
Due from affiliates	2,797	1,881
Other current assets	57,377	29,461
Total prepaid expenses and other current assets, net	$92,010	$48,270

Other current assets as of June 30, 2021 and December 31, 2020 primarily consists of receivables for recoverable taxes and deposits.

12.	Equity method investments

As a result of the Mergers, the Company acquired investments in Centrais Elétricas de Sergipe Participações S.A. (“CELSEPAR”) and Hilli LLC, both of which have been recognized as equity method investments. The Company has a 50% ownership interest in both entities. The investments are reflected in the Terminals and Infrastructure and Ships segments, respectively.

Changes in the balance of the Company’s equity method investments is as follows:

June 30, 2021
Equity method investments as of December 31, 2020	$-
Acquisition of equity method investments in the Mergers	1,161,391
Dividend	(7,386)
Equity in earnings / losses of investees	38,941
Foreign currency translation adjustment	119,126
Equity method investments as of June 30, 2021	$1,312,072

The carrying amount of equity method investments as of June 30, 2021 is as follows:

June 30, 2021
CELSEPAR	$952,965
Hilli LLC	359,107
Total carrying amount of equity method investments	$1,312,072

As of June 30, 2021, the carrying value of the Company’s equity method investments exceeded its proportionate share of the underlying net assets of its investees by $939,551. In conjunction with the preliminary purchase accounting for the Mergers, the basis difference was allocated to tangible assets, identifiable intangible assets, liabilities and goodwill, and the basis difference attributable to amortizable net assets is amortized to Income from equity method investments over the remaining estimated useful lives of the underlying assets.

CELSEPAR

CELSEPAR is jointly owned and operated with Ebrasil Energia Ltda. (“Ebrasil”), an affiliate of Eletricidade do Brasil S.A., and the Company accounts for this 50% investment using the equity method. CELSEPAR owns 100% of the share capital of Centrais Elétricas de Sergipe S.A. (“CELSE”), the owner and operator of the Sergipe Power Plant.

Hilli LLC

The Company acquired an interest of 50% of the Hilli Common Units as part of the acquisition of GMLP. The ownership interests in Hilli LLC are represented by three classes of units, the Hilli Common Units, the Series A Special Units and the Series B Special Units. The Company did not acquire any of the Series A Special Units or Series B Special Units. The Hilli Common Units provide the Company with significant influence over Hilli LLC. The Hilli is currently operating under an 8-year liquefaction tolling agreement (“LTA”) with Perenco Cameroon S.A. and Société Nationale des Hydrocarbures.

Within 60 days after the end of each quarter, GLNG, the managing member of Hilli LLC, shall determine the amount of Hilli LLC’s available cash and appropriate reserves, and Hilli LLC shall make a distribution to the unitholders of Hilli LLC (“Hilli Unitholders”) of the available cash, subject to such reserves. Hilli LLC shall make distributions to the Hilli Unitholders when, as and if declared by GLNG; provided, however, that no distributions may be made on the Hilli Common Units on any distribution date unless Series A Distributions and Series B Distributions for the most recently ended quarter and any accumulated Series A Distributions and Series B Distributions in arrears for any past quarter have been or contemporaneously are being paid or provided for.

Series A Distributions are calculated based on cash received by Hilli Corp for any tolling fees under the LTA relating to an increase in the Brent Crude price above $60 per barrel, adjusted by incremental taxes and costs that arise from underperformance of the Hilli. Series B Distributions are calculated as 95% of “Revenues Less Expenses”, which is based on the cash receipts as a direct result of the employment of more than the first 50% of LNG production capacity for the Hilli, adjusted for incremental operating expenses, capital costs, financing and tax costs associated with making more than 50% capacity available and costs that arise from underperformance. The Hilli Common Units may receive 5% of Revenues less Expenses received by Hilli Corp during such quarter.

The Company is required to reimburse other investors in Hilli LLC for 50% of the amount, if any, by which certain operating expenses and withholding taxes of Hilli LLC are below an annual threshold for up to $20,000 in the aggregate through 2026. Other investors are required to reimburse the Company for 50% of the amount, if any, by which certain operating expenses and withholding taxes are above an annual threshold for up to $20,000 in the aggregate through 2026. No operating expense reimbursements were included in distributions for the period after the GMLP Merger.

Hilli Corp is a party to a Memorandum of Agreement, dated September 9, 2015, with Fortune Lianjiang Shipping S.A., a subsidiary of China State Shipbuilding Corporation (“Fortune”), pursuant to which Hilli Corp has sold to and leased back from Fortune the Hilli under a 10-year bareboat charter agreement (the “Hilli Leaseback”). The Hilli Leaseback provided for postconstruction financing for the Hilli in the amount of $960 million. Under the Hilli Leaseback, Hilli Corp will pay to Fortune forty consecutive equal quarterly repayments of 1.375% of the construction cost, plus interest based on LIBOR plus a margin of 4.15%.

13.	Construction in progress

The Company’s construction in progress activity during the six months ended June 30, 2021 is detailed below:

June 30, 2021
Balance at beginning of period	$234,037
Acquisition of construction in progress from business combinations	128,625
Additions	315,970
Impact of change in FX rates	17,172
Transferred to property, plant and equipment, net or finance leases	(3,059)
Balance at end of period	$692,745

Interest expense of $9,310 and $17,902, inclusive of amortized debt issuance costs, was capitalized for the six months ended June 30, 2021 and 2020, respectively.

14.	Property, plant and equipment, net

As of June 30, 2021 and December 31, 2020, the Company’s property, plant and equipment, net consisted of the following:

	June 30, 2021	December 31, 2020
Vessels	$1,435,623	$-
Terminal and power plant equipment	189,421	188,855
CHP facilities	122,776	119,723
Gas terminals	120,810	120,810
ISO containers and other equipment	115,176	100,137
LNG liquefaction facilities	63,213	63,213
Gas pipelines	58,987	58,974
Land	16,734	16,246
Leasehold improvements	9,133	8,723
Accumulated depreciation	(93,135)	(62,475)
Total property, plant and equipment, net	$2,038,738	$614,206

Depreciation for the three months ended June 30, 2021 and 2020 totaled $21,299 and $7,539, respectively, of which $307 and $223, respectively, is included within Cost of sales in the condensed consolidated statements of operations and comprehensive loss. Depreciation for the six months ended June 30, 2021 and 2020 totaled $31,141 and $12,750, respectively, of which $576 and $450 is respectively included within Cost of sales in the condensed consolidated statements of operations and comprehensive loss.

Capitalized drydocking costs of $680 are included in the vessel cost for June 30, 2021; these costs will begin to be depreciated after drydocking is completed in the third quarter of 2021.

15.	Intangible assets

The following table summarizes the composition of intangible assets as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Weighted Average Life
Definite-lived intangible assets
Favorable vessel charter contracts	$120,000	$(8,625)	$-	$111,375	3
Permits and development rights	92,918	(3,202)	(3,720)	85,996	32
Acquired power purchase agreements	16,585	-	9,133	25,718	17
Easements	1,559	(216)	-	1,343	30

Indefinite-lived intangible assets
Easements	1,191	-	45	1,236	n/a
Total intangible assets	$232,253	$(12,043)	$5,458	$225,668

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustments	Net Carrying Amount	Weighted Average Life
Definite-lived intangible assets
Permits	$42,441	$(2,438)	$3,456	$43,459	40
Easements	1,559	(190)	-	1,369	30

Indefinite-lived intangible assets
Easements	1,191	-	83	1,274	n/a
Total intangible assets	$45,191	$(2,628)	$3,539	$46,102

In conjunction with the Mergers, the Company acquired charter contracts with contractual rates that were favorable as compared to market rates and on the date of acquisition recognize intangible assets of $120,000, and the Company acquired permits and development rights with a value of $44,702. During the first quarter of 2021, the Company recognized additions to permits of $5,776 acquired in a transaction accounted for as asset acquisition related to licenses and rights to develop a gas-fired power plant and associated infrastructure in the Port of Suape in Brazil. The Company also acquired rights operated a power generation facility and sell power in Brazil of $16,585 (see Note 4. Asset acquisitions).

As of June 30, 2021 and December 31, 2020, the weighted-average remaining amortization periods for the intangible assets were 15.5 and 37.5 years, respectively. Amortization expense for the three months ended June 30, 2021 and 2020 totaled $5,925 and $282, respectively. Amortization expense was $6,220 and $552 for the six months ended June 30, 2021 and 2020, respectively.

16.	Other non-current assets

As of June 30, 2021 and December 31, 2020, Other non-current assets consisted of the following:

	June 30, 2021	December 31, 2020
Nonrefundable deposit	$30,441	$28,509
Contract asset, net (Note 6)	32,353	23,972
Cost to fulfill (Note 6)	10,679	10,688
Unbilled receivables, net (Note 6)	6,284	6,462
Upfront payments to customers	10,390	6,330
Other	26,857	10,069
Total other non-current assets, net	$117,004	$86,030

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

17.	Accrued liabilities

As of June 30, 2021 and December 31, 2020, accrued liabilities consisted of the following:

	June 30, 2021	December 31, 2020
Accrued development costs	$50,957	$16,631
Accrued interest	55,253	27,938
Accrued consideration in asset acquisitions	18,660	-
Accrued bonuses	12,067	17,344
Accrued vessel operating and drydocking expenses	4,575	-
Other accrued expenses	51,211	28,439
Total accrued liabilities	$192,723	$90,352

Other accrued expenses includes accrued acquisition and integration costs associated with the Mergers and the issuance of the 2026 Notes and the Revolving Facility (all defined below), as well as accrued compensation and benefits.

18.	Debt

As of June 30, 2021 and December 31, 2020, debt consisted of the following:

	June 30, 2021	December 31, 2020
Senior Secured Notes, due September 15, 2025	$1,240,173	$1,239,561
Senior Secured Notes, due September 30, 2026	1,476,947	-
Revolving Facility	152,500	-
Debenture Loan, due 2024	60,595	-
Subtotal (excluding lessor VIE loans)	2,930,215	1,239,561
CMBL loan:
Golar Eskimo SPV facility, due 2025	172,452	-
CCBFL VIE loan:
Golar Nanook SPV facility, due 2030	207,045	-
COSCO VIE loan:
Golar Penguin SPV facility, due 2025	96,566	-
AVIC VIE loan:
Golar Celsius SPV facility, due 2023/2027	124,576	-
Total debt	$3,530,854	$1,239,561
Current portion of debt	204,551	-
Non-current portion of debt	3,326,303	1,239,561

Our outstanding debt as of June 30, 2021 is repayable as follows:

June 30, 2021
Due remainder of 2021	$174,725
2022	27,911
2023	76,978
2024	32,882
2025	1,264,824
Thereafter	1,949,977
Total debt	$3,527,297
Add: fair value adjustments to assumed obligations	36,437
Less: deferred finance charges	(32,880)
Total debt, net deferred finance charges	$3,530,854

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

The Company used a portion of the net cash proceeds received from the 2025 Notes, together with cash on hand, to repay in full the outstanding principal and interest under previously existing credit agreements and secured and unsecured bonds, including related premiums, costs and expenses.

In connection with the issuance of the 2025 Notes, the Company incurred $17,937 in origination, structuring and other fees. Issuance costs of $13,909 were deferred as a reduction of the principal balance of the 2025 Notes on the condensed consolidated balance sheets; unamortized deferred financing costs related to lenders in the previously credit agreement that participated in the 2025 Notes were $6,501 and such unamortized costs were also included as a reduction of the principal balance of the 2025 Notes and will be amortized over the remaining term of the 2025 Notes. As a portion of the repayment of the previous credit agreement was a modification, in the third quarter of 2020, the Company recognized $4,028 of third-party fees as an expense in the condensed consolidated statements of operations and comprehensive loss.

On December 17, 2020, the Company issued $250,000 of additional notes on the same terms as the 2025 Notes in a private offering pursuant to Rule 144A under the Securities Act (subsequent to this issuance, these additional notes are included in the definition of 2025 Notes herein). Proceeds received included a premium of $13,125, which was offset by additional financing costs incurred of $4,566. As of June 30, 2021 and December 31, 2020, remaining unamortized deferred financing costs for the 2025 Notes was $9,827 and $10,439, respectively.

2026 Notes

On April 12, 2021, the Company issued $1,500,000 of 6.50% senior secured notes in a private offering pursuant to Rule 144A under the Securities Act (the “2026 Notes”) at an issue price equal to 100% of principal. Interest is payable semi-annually in arrears on March 31 and September 30 of each year, commencing on September 30, 2021; no principal payments are due until maturity on September 30, 2026. The Company may redeem the 2026 Notes, in whole or in part, at any time prior to maturity, subject to certain make-whole premiums.

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

In connection with the issuance of the 2026 Notes, the Company incurred $24,335 in origination, structuring and other fees, which was deferred as a reduction of the principal balance of the 2026 Notes on the condensed consolidated balance sheets. As of June 30, 2021, total remaining unamortized deferred financing costs for the 2026 Notes was $23,053.

Revolving Facility

On April 15, 2021, the Company entered into a $200 million senior secured revolving facility (the “Revolving Facility”). The proceeds of the Revolving Facility may be used for working capital and other general corporate purposes (including permitted acquisitions and other investments). Letters of credit issued under the $100 million letter of credit sub-facility may be used for general corporate purposes. The Revolving Facility will mature in 2026, with the potential for the Company to extend the maturity date once in a one-year increment.

Borrowings under the Revolving Facility will bear interest at a per annum rate equal to LIBOR plus 2.50% if the usage under the Revolving Facility is equal to or less than 50% of the commitments under the Revolving Facility and LIBOR plus 2.75% if the usage under the Revolving Facility is in excess of 50% of the commitments under the Revolving Facility, subject in each case to a 0.00%% LIBOR floor. Borrowings under the Revolving Facility may be prepaid, at the option of the Company, at any time without premium.

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

The Company incurred $3,685 in origination, structuring and other fees, associated with entry into the Revolving Facility. These costs have been capitalized within Other non-current assets on the condensed consolidated balance sheets. As of June 30, 2021, total remaining unamortized deferred financing costs for the Revolving Facility was $3,548.

During the second quarter of 2021, the Company drew $152,500 on the Revolving Facility. As of June 30, 2021, $152,500 remains outstanding.

Debenture Loan

As part of the Hygo Merger, the Company assumed non-convertible Brazilian debentures issued by Golar Brasil, an indirect subsidiary of Hygo, in the aggregate principal amount of BRL 255.6 million ($51.6 million) due September 2024, bearing interest at a rate equal to the one-day interbank deposit futures rate in Brazil plus 2.65% (the “Debenture Loan”). The Debenture Loan was recognized at fair value of $52,752 on the opening balance sheet, and the premium recognized in purchase accounting will result in a reduction to interest expense until maturity. Interest and principal is payable on the Debenture Loan semi-annually on September 13 and March 13.

The Debenture Loan is fully and unconditionally guaranteed by 100% of the shares issued by Golar Brasil owned by the Company’s consolidated subsidiary, LNG Power Ltd.

Lessor VIE debt

The Company assumed the following loans in the Mergers related to lessor VIE entities, including CMBL, CCBFL, COSCO and AVIC, that are consolidated as VIEs. Although the Company has no control over the funding arrangements of these entities, the Company is the primary beneficiary of these VIEs and therefore these loan facilities are presented as part of the condensed consolidated financial statements.

CMBL – Eskimo SPV facility

The SPV, Sea 23 Leasing Co. Limited, the owner of the Eskimo, has a long-term loan facility that is denominated in USD, has a loan term of ten years and bears interest at a rate of LIBOR plus a margin of 2.66%. As of the acquisition date of GMLP, the outstanding principal balance was $160,520, and the Company recognized the fair value of this facility of $185,681 on the opening balance sheet. The premium recognized in purchase accounting will result in a reduction to interest expense until maturity.

CCBFL – Nanook SPV facility

The SPV, Compass Shipping 23 Corporation Limited, the owner of the Nanook, has a long-term loan facility that is denominated in USD, has a loan term of twelve years and bears interest at a fixed rate of 3.5%. As of the acquisition date of Hygo, the outstanding principal balance was $202,249, and the Company recognized the fair value of this facility of $207,169 on the opening balance sheet. The premium recognized in purchase accounting will result in a reduction to interest expense until maturity.

COSCO – Penguin SPV facility

The SPV, Oriental Fleet LNG 02 Limited, the owner of the Penguin, has a long-term loan facility that is denominated in USD, is repayable in quarterly installments over a term of approximately six years and bears interest at LIBOR plus a margin of 1.7%. The SPV also has amounts payable to its parent. As of the acquisition date of Hygo, the outstanding principal balance was $104,882, and the Company recognized the fair value of this facility and the amount due to the parent of $107,018 on the opening balance sheet. The premium recognized in purchase accounting will result in a reduction to interest expense until maturity.

AVIC – Celsius SPV facility

The SPV, Noble Celsius Shipping Limited, the owner of the Celsius, has a long-term loan facility that is denominated in USD, $76,179 of which is repayable in quarterly installments over a term of approximately seven years with a balloon payment of $37,179 at the end of the term and bears interest at LIBOR plus a margin of 1.8%. The SPV has another facility with remaining principal of $45,200 is due as a balloon payment upon maturity in March 2023 and bears interest at a fixed rate of 4.0%. The SPV also has amounts payable to its parent. As of the acquisition date of Hygo, the total outstanding principal balance was $121,379 and the Company recognized the fair value of this facility and the amount due to the parent of $126,302 on the opening balance sheet. The premium recognized in purchase accounting will result in a reduction to interest expense until maturity.

Debt and lease restrictions

The VIE loans and certain lease agreements with customers assumed in the Mergers contain certain operating and financing restrictions and covenants that require: (a) certain subsidiaries to maintain a minimum level of liquidity of $30,000 and consolidated net worth of $123,950, (b) certain subsidiaries to maintain a minimum debt service coverage ratio of 1.20:1, (c) certain subsidiaries to not exceed a maximum net debt to EBITDA ratio of 6.5:1, (d) certain subsidiaries to maintain a minimum percentage of the vessel values over the relevant outstanding loan facility balances of either 110% and 120%, (e) certain subsidiaries to maintain a ratio of liabilities to total assets of less than 0.70:1. As of June 30, 2021, the Company was in compliance with all covenants under debt and lease agreements.

Interest Expense

Interest and related amortization of debt issuance costs, premiums and discounts recognized during major development and construction projects are capitalized and included in the cost of the project. Interest expense, net of amounts capitalized, recognized for the three and six months ended June 30, 2021 and 2020 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest per contractual rates	$46,471	$19,766	$67,305	$38,640
Amortization of fair value adjustments to assumed debt obligations	(10,295)	-	(10,295)	-
Amortization of debt issuance costs, premiums and discounts	1,925	5,728	2,412	10,350
Interest expense incurred on finance lease obligations	50	-	50	-
Total interest costs	$38,151	$25,494	$59,472	$48,990
Capitalized interest	6,669	8,296	9,310	17,902
Total interest expense	$31,482	$17,198	$50,162	$31,088

19.	Income taxes

In the first quarter of 2021, the Company contributed all NFI LLC units into a wholly owned corporate entity dissolving the partnership entity. The transaction did not have a material impact on income tax expense.

As a result of the Mergers, the Company recognized deferred tax liabilities to reflect the impact of fair value adjustments, primarily the increased value of equity method investments, which did not impact tax basis. The Company acquired tax attribute carryforwards including net operating losses in certain jurisdictions for which net deferred tax assets have not been recognized as a result of cumulative losses and the developmental status of the entities.

The effective tax rate for the three months ended June 30, 2021 was 164.8%, compared to (0.1)% for the three months ended June 30, 2020. The total tax provision for the three months ended June 30, 2021 was $4,409, compared to $117 for the three months ended June 30, 2020. The effective tax rate for the six months ended June 30, 2021 was (9.4)%, compared to (0.1)% for the six months ended June 30, 2020. The total tax provision for the six months ended June 30, 2021 was $3,532, compared to $113 for the six months ended June 30, 2020. The calculation of the effective tax rate for the period after the Mergers includes income from equity method investments recognized for the three and six months ended June 30, 2021.

The increases to the tax provision and effective tax rate for both the three and six months ended June 30, 2021 was primarily driven by an increase in pretax income for certain profitable non-U.S. operations and the inclusion of GMLP and Hygo into our expected pre-tax results of operations for the year ended December 31, 2021. Tax expense recognized includes the results of the acquired entities from the date of acquisition through June 30, 2021. For the six months ended June 30, 2021, these increases in tax expense were partially offset by the release of a valuation allowance in a foreign jurisdiction resulting in a discrete benefit of $2,778.

The Company assumed a liability for tax contingencies in the Mergers of $19,382 primarily related to potential tax obligations for payments under certain charter agreements for acquired vessels; this liability is included in Other current liabilities on the condensed consolidated balance sheets. The Company has not recorded any other liabilities for uncertain tax positions as of June 30, 2021. The Company remains subject to periodic audits and reviews by the taxing authorities, and NFE’s returns since its formation remain open for examination.

20.	Commitments and contingencies

Legal proceedings and claims

The Company may be subject to certain legal proceedings, claims and disputes that arise in the ordinary course of business, and the Company has evaluated the contingencies that have been assumed in conjunction with the Mergers. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations or cash flows.

In conjunction with the Mergers, the Company has assumed contingencies for VAT in Indonesia. Indonesian tax authorities have issued letters to PTGI, a consolidated subsidiary, to revoke a previously granted VAT importation waiver for approximately $24,000 for the NR Satu. The Company does not believe it probable that a liability exists as no Tax Underpayment Assessment Notice has been received within the statute of limitations period, and the Company believes PTGI will be indemnified by PT Nusantara Regas, the charterer of the NR Satu, for any VAT liability as well as related interest and penalties under the time charter party agreement.

Prior to the Mergers, Indonesian tax authorities also issued tax assessments for land and buildings tax to PTGI for the years 2015 to 2019 in relation to the NR Satu, for approximately $3,400 (IDR 48,378.3 million). The Company intends to appeal against the assessments for the land and buildings tax as the tax authorities have not accepted the initial objection letter. The Company believes there are reasonable grounds for success on the basis of no precedent set from past case law and the new legislation effective prospectively from January 1, 2020, that now specifically lists FSRUs as being an object liable to land and buildings tax, when it previously did not.  The assessed tax was paid in January 2020 to avoid further penalties and the payment is presented in Other non-current assets on the condensed consolidated balance sheets.

Prior to the Mergers, Jordanian tax authorities concluded their tax audit into GMLP’s Jordan branch for the years 2015 and 2016 assessing additional tax of approximately $1,600 (JOD 1.10 million) and $3,100 (JOD 2.20 million), respectively. The Company has submitted an appeal to the tax notice, and a provision has not been recognized as the Company does not believes that the tax inspector has followed the correct tax audit process and the claim by the tax authorities to not allow tax depreciation is contrary to Jordan's tax legislation.

21.	Earnings per share

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(1,734)	$(166,519)	$(41,243)	$(226,574)
Less: net (income) loss attributable to non-controlling interests	(4,310)	29,094	(2,704)	80,851
Net loss attributable to Class A common stock	$(6,044)	$(137,425)	$(43,947)	$(145,723)
Denominator:
Weighted-average shares-basic and diluted	202,331,304	57,341,215	189,885,473	41,771,849

Net loss per share - basic and diluted	$(0.03)	$(2.40)	$(0.23)	$(3.49)

The following table presents potentially dilutive securities excluded from the computation of diluted net loss per share for the periods presented because its effects would have been anti-dilutive.

	June 30, 2021	June 30, 2020
Unvested RSUs(1)	695,279	1,627,673
Shannon Equity Agreement shares(2)	543,096	1,290,710
Total	1,238,375	2,918,383

(1)	Represents the number of instruments outstanding at the end of the period.
(2)	Class A common stock that would be issued in relation to the Shannon LNG Equity Agreement.

The Company declared dividends of $17,598 and $20,736 during the first and second quarters of 2021, respectively, representing $0.10 per Class A share. The Company paid $17,657 and $20,670 of dividends during the first and second quarters of 2021, respectively, inclusive of dividends that were accrued in prior periods.

After the Mergers, the Company paid a dividend of $3,019 to holders of GMLP’s 8.75% Series A Cumulative Redeemable Preferred Units (“Series A Preferred Units”). As these equity interests have been issued by the Company’s consolidated subsidiary, the value of the Series A Preferred Units is recognized as non-controlling interest in the condensed consolidated financial statements.

22.	Share-based compensation

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

The following table summarizes the RSU activity for the six months ended June 30, 2021:

	Restricted Stock Units	Weighted-average grant date fair value per share
Non-vested RSUs as of December 31, 2020	1,538,060	$13.49
Granted	-	-
Vested	(818,846)	13.45
Forfeited	(23,935)	13.50
Non-vested RSUs as of June 30, 2021	695,279	$13.50

The following table summarizes the share-based compensation expense for the Company’s RSUs recorded for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operations and maintenance	$212	$253	$434	$490
Selling, general and administrative	1,401	1,669	2,949	3,940
Total share-based compensation expense	$1,613	$1,922	$3,383	$4,430

For the three months ended June 30, 2021 and 2020, cumulative compensation expense recognized for forfeited RSU awards of $57 and $488, respectively, was reversed. For the six months ended June 30, 2021 and 2020, cumulative compensation expense recognized for forfeited RSU awards of $57 and $549, respectively, was reversed. The Company recognizes the income tax benefits resulting from vesting of RSUs in the period of vesting, to the extent the compensation expense has been recognized.

As of June 30, 2021, the Company had 695,279 non-vested RSUs subject to service conditions and had unrecognized compensation costs of approximately $4,489. The non-vested RSUs will vest over a period from ten months to three years following the grant date. The weighted-average remaining vesting period of non-vested RSUs totaled 0.76 years as of June 30, 2021.

Performance Share Units (“PSUs”)

During the first quarter of 2020 and 2021, the Company granted PSUs to certain employees and non-employees that contain a performance condition. Vesting will be determined based on achievement of a performance metric for the year subsequent to the grant, and the number of shares that will vest can range from zero to a multiple of units granted. As of June 30, 2021, the Company determined that it was not probable that the performance condition required for any of the PSUs to vest would be achieved, and as such, no compensation expense has been recognized in the condensed consolidated statements of operations and comprehensive loss.

PSUs Granted	Units Granted	Range of Vesting	Unrecognized Compensation Cost(1)	Weighted Average Remaining Vesting Period
Q1 2020	1,109,777	0 to 2,219,554	$30,511	0.50 years
Q1 2021	400,507	0 to 801,014	$32,104	1.50 years

(1) Unrecognized compensation cost is based upon the maximum amount of shares that could vest

23.	Related party transactions

Management services

The Company is majority owned by Messrs. Edens (our chief executive officer and chairman of our Board of Directors) and Nardone (one of our Directors) who are currently employed by Fortress Investment Group LLC (“Fortress”). In the ordinary course of business, Fortress, through affiliated entities, charges the Company for administrative and general expenses incurred pursuant to its Administrative Services Agreement (“Administrative Agreement”). The charges under the Administrative Agreement that are attributable to the Company totaled $1,794 and $1,914 for the three months ended June 30, 2021 and 2020, respectively, and $3,721 and $4,145 for the six months ended June 30, 2021 and 2020, respectively. Costs associated with the Administrative Agreement are included within Selling, general and administrative in the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2021 and December 31, 2020, $3,373 and $5,535 were due to Fortress, respectively.

In addition to administrative services, an affiliate of Fortress owns and leases an aircraft chartered by the Company for business purposes in the course of operations. The Company incurred, at aircraft operator market rates, charter costs of $1,340 and $45 for the three months ended June 30, 2021 and 2020, respectively, and $2,949 and $1,284 for the six months ended June 30, 2021 and 2020. As of June 30, 2021 and December 31, 2020, $1,211 and $472 was due to this affiliate, respectively.

Land lease

The Company has leased land from Florida East Coast Industries, LLC (“FECI”), which is controlled by funds managed by an affiliate of Fortress. The Company recognized expense related to the land lease of $103 and $103 during the three months ended June 30, 2021 and 2020, respectively, and $229 and $206 during the six months ended June 30, 2021 and 2020, respectively, which was included within Operations and maintenance in the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2021 and December 31, 2020, $0 and $316 was due to FECI, respectively. As of June 30, 2021, the Company has recorded a lease liability of $3,329 within Non-current lease liabilities on the condensed consolidated balance sheet.

DevTech investment

In August 2018, the Company entered into a consulting arrangement with DevTech Environment Limited (“DevTech”) to provide business development services to increase the customer base of the Company. DevTech also contributed cash consideration in exchange for a 10% interest in a consolidated subsidiary. The 10% interest is reflected as non-controlling interest in the Company’s condensed consolidated financial statements. DevTech purchased 10% of a note payable due to an affiliate of the Company. As of June 30, 2021 and December 31, 2020, $608 and $715 was owed to DevTech on the note payable, and the outstanding note payable due to DevTech is included in Other long-term liabilities on the condensed consolidated balance sheets. The interest expense on the note payable due to DevTech was $8 and $19 for the three months ended June 30, 2021 and 2020, respectively, and $29 and $38 for the six months ended June 30, 2021 and 2020, respectively. No interest has been paid, and accrued interest has been recognized within Other current liabilities on the condensed consolidated balance sheets. As of June 30, 2021 and December 31, 2020, $0 and $343 was due from DevTech.

Fortress affiliated entities

Since 2017, the Company has provided certain administrative services to related parties including Fortress affiliated entities. As of June 30, 2021 and December 31, 2020, $265 and $1,334 were due from affiliates, respectively. There are no costs incurred by the Company as the Company is fully reimbursed for all costs incurred. Beginning in the fourth quarter of 2020, the Company began to sublease a portion of office space to an affiliate of an entity managed by Fortress, and for the three and six months ended June 30, 2021, $241 and $394, respectively, of rent and office related expenses were incurred by this affiliate. As of June 30, 2021 and December 31, 2020, $394 and $204 were due from this affiliate, respectively.

Additionally, an entity formerly affiliated with Fortress and currently owned by Messrs. Edens and Nardone provides certain administrative services to the Company, as well as providing office space under a month-to-month non-exclusive license agreement. The Company incurred rent and administrative expenses of approximately $674 and $0 for the three months ended June 30, 2021 and 2020, respectively, and $1,477 and $849 for the six months ended June 30, 2021 and 2020. As of June 30, 2021 and December 31, 2020, $1,476 and $2,657 were due to Fortress affiliated entities, respectively.

Agency agreement with PT Pesona Sentra Utama (or PT Pesona)

PT Pesona, an Indonesian company owns 51% of the issued share capital in the Company’s subsidiary, PTGI, the owner and operator of NR Satu, and provides agency and local representation services for the Company with respect to NR Satu. During the period after the Mergers, PT Pesona did not receive any agency fees. PT Pesona and certain of its subsidiaries also charged vessel management fees to the Company for the provision of technical and commercial management of the vessels amounting to $126 for period after the Mergers.

Hilli guarantees

As part of the GMLP Merger, the Company agreed to assume a guarantee (the “Partnership Guarantee”) of 50% of the outstanding principal and interest amounts payable by Hilli Corp under the Hilli Leaseback. The Company also assumed a guarantee of the letter of credit (“LOC Guarantee”) issued by a financial institution in the event of Hilli Corp’s underperformance or non-performance under the LTA. Under the LOC Guarantee, the Company is severally liable for any outstanding amounts that are payable, up to approximately $19,000.

Subsequent to the GMLP Merger, under the Partnership Guarantee and the LOC Guarantee NFE’s subsidiary, GMLP, is required to comply with the following covenants and ratios:

• free liquid assets of at least $30 million throughout the Hilli Leaseback period;
• a maximum net debt to EBITDA ratio for the previous 12 months of 6.5:1; and
• a consolidated tangible net worth of $123.95 million.

As of June 30, 2021, the amount the Company has guaranteed under the Partnership Guarantee and the LOC Guarantee is $372,750, and the fair value of debt guarantee after amortization, presented under Other current liabilities and Other non-current liabilities on the condensed consolidated balance sheet, amounted to $2,469 and $7,960, respectively. As of June 30, 2021 the Company was in compliance with the covenants and ratios for both Hilli guarantees.

GLNG management and services agreements

In connection with the closing of the Mergers, the Company entered into multiple agreements with Golar Management Limited, a subsidiary of GLNG (“Golar Management”), including omnibus agreements, transition services agreements, ship management agreements and other services agreements described as follows:

•
The Company and Golar Management entered into transition service agreements whereby Golar Management provides certain administrative and consulting services to facilitate the integration of GMLP and Hygo (the “Transition Services Agreements”). The Transition Services Agreements commenced on April 15, 2021 and will terminate on April 30, 2022 unless terminated earlier by either party. The Company will pay Golar Management monthly payments of $250 and will reimburse Golar Management for all reasonable and documented out-of-pocket expenses or remittances of funds paid to a third party in connection with the provision of the Transition Services.

•
The Company’s vessel-owning subsidiaries entered into ship management agreements with Golar Management (the “Ship Management Agreements”), pursuant to which Golar Management will provide certain technical, crew, insurance and commercial management services for the acquired vessels for a specified annual cost per vessel. The Ship Management Agreements commenced on April 15, 2021 will continue until terminated by either party by notice, in which event the relevant Ship Management Agreements will terminate upon the later of 12 months after April 15, 2021 or two months from the date on which such notice is received.

•
The Company also entered into certain agreements whereby GLNG or its subsidiaries will continue to provide certain guarantees and indemnities under charter arrangements or GMLP’s and Hygo’s sale leaseback agreements. NFE will pay to the relevant Charter Guarantor or Golar an annual guarantee fee of $250 per vessel (pro-rated for the number of days in the year during which such relevant GP Parent or Golar Guarantee and/or GP LC Counter-indemnity is outstanding).

•
The Company and Golar Management (Bermuda) Limited (“Golar Bermuda”) entered into a services agreement (the “Bermuda Services Agreement”) pursuant to which Golar Bermuda will act as GMLP’s and Hygo's registered office in Bermuda and provide certain corporate secretarial, registrar and administration services (the “Bermuda Services Agreements”). The Bermuda Services Agreements commenced on April 15, 2021. Either party may terminate the Bermuda Services Agreements upon 30 days’ prior written notice. Golar Partners and Hygo will pay Golar Bermuda an aggregate annual fee of $50 for the Bermuda services and will reimburse Golar Bermuda for all incidental documented costs and expenses reasonably incurred by Golar Bermuda and its designees in connection with the provision of the Bermuda services.

During the period subsequent to the completion of the Mergers, the Company incurred $3,100 in management, services or guarantee fees under these agreements with GLNG, Golar Management or GLNG affiliated entities. Of the $3,100 incurred, $1,911 and $1,189 were recorded in Vessel operating expenses and Selling, general and administrative, respectively.

24.	Segments

As of June 30, 2021, the Company operates in two reportable segments: Terminals and Infrastructure and Ships:

•
Terminals and Infrastructure includes the Company’s vertically integrated gas to power solutions, spanning the entire production and delivery chain from natural gas procurement and liquefaction to logistics, shipping, facilities and conversion or development of natural gas-fired power generation. Leased vessels as well as acquired vessels that are utilized in the Company’s terminal or logistics operations are included in this segment.

•
Ships includes FSRUs and LNG carriers that are leased to customers under long-term or spot arrangements. FSRUs are stationed offshore for customer’s operations to regasify LNG; six of the FSRUs acquired in the Mergers are included in this segment, including the Nanook. LNG carriers are vessels that transport LNG and are compatible with many LNG loading and receiving terminals globally. Six of the LNG carriers acquired in the Mergers are included in this segment.  The Company’s investment in Hilli LLC is also included in the Ships segment

The CODM uses Segment Operating Margin to evaluate the performance of the segments and allocate resources. Segment Operating Margin is defined as the segment's revenue less cost of sales less operations and maintenance less vessel operating expenses. Terminals and Infrastructure Segment Operating Margin includes our effective share of revenue, expenses and operating margin attributable to our 50% ownership of CELSEPAR. Ships Operating Margin includes our effective share of revenue, expenses and Operating Margin attributable to our ownership of 50% of the common units of Hilli LLC.

Management considers Segment Operating Margin to be the appropriate metric to evaluate and compare the ongoing operating performance of our segments on a consistent basis across reporting periods as it eliminates the effect of items which we do not believe are indicative of each segment's operating performance.

The table below presents our segment information for the three and six months ended June 30, 2021 and 2020:
	Three Months Ended June 30, 2021
	Terminals and Infrastructure⁽¹⁾⁽²⁾	Ships⁽²⁾⁽³⁾	Total Segment	Eliminations⁽⁴⁾		Consolidated
Statement of operations:
Total revenues	$181,548	$95,762	$277,310		$(53,471)	$223,839
Cost of sales	103,451	-	103,451		(2,021)	101,430
Vessel operating expenses	-	20,175	20,175		(4,775)	15,400
Operations and maintenance	23,644	-	23,644		(5,079)	18,565
Operating Margin	$54,453	$75,587	$130,040		$(41,596)	$88,444
Balance sheet:
Total assets⁽⁵⁾	$1,917,701	$4,474,374	$6,392,075	$	(-)	$6,392,075
Other segmental financial information:
Capital expenditures⁽⁵⁾	$210,790	$1,400	$212,190	$	(-)	$212,190

	Six Months Ended June 30, 2021
	Terminals and Infrastructure⁽¹⁾⁽²⁾	Ships⁽²⁾⁽³⁾	Total Segment	Eliminations⁽⁴⁾		Consolidated
Statement of operations:
Total revenues	$327,232	$95,762	$422,994		$(53,471)	$369,523
Cost of sales	200,122	-	200,122		(2,021)	198,101
Vessel operating expenses	-	20,175	20,175		(4,775)	15,400
Operations and maintenance	39,895	-	39,895		(5,079)	34,816
Operating Margin	$87,215	$75,587	$162,802		$(41,596)	$121,206
Balance sheet:
Total assets⁽⁵⁾	$1,917,701	$4,474,374	$6,392,075	$	(-)	$6,392,075
Other segmental financial information:
Capital expenditures⁽⁵⁾	$316,551	$1,400	$317,951	$	(-)	$317,951

	Three Months Ended June 30, 2020
	Terminals and Infrastructure⁽¹⁾⁽²⁾	Ships⁽²⁾⁽³⁾	Total Segment	Eliminations⁽⁴⁾		Consolidated
Statement of operations:
Total revenues	$94,566	$-	$94,566	$	(-)	$94,566
Cost of sales	69,899	-	69,899		(-)	69,899
Vessel operating expenses	-	-	-		(-)	-
Operations and maintenance	9,500	-	9,500		(-)	9,500
Operating Margin	$15,167	$-	$15,167	$	(-)	$15,167
Balance sheet:
Total assets⁽⁵⁾	$1,421,513	$-	$1,421,513	$	(-)	$1,421,513
Other segmental financial information:
Capital expenditures⁽⁵⁾	$16,241	-	$16,241	$	(-)	$16,241

	Six Months Ended June 30, 2020
	Terminals and Infrastructure⁽¹⁾	Ships⁽²⁾	Total Segment	Eliminations⁽³⁾		Consolidated
Statement of operations:
Total revenues	$169,096	$-	$169,096	$	(-)	$169,096
Cost of sales	138,115	-	138,115		(-)	138,115
Vessel operating expenses	-	-	-		(-)	-
Operations and maintenance	17,983	-	17,983		(-)	17,983
Operating Margin	$12,998	$-	$12,998	$	(-)	$12,998
Balance sheet:
Total assets⁽⁴⁾	$1,421,513	$-	$1,421,513	$	(-)	$1,421,513
Other segmental financial information:
Capital expenditures⁽⁴⁾⁽⁵⁾	$80,541	$-	$80,541	$	(-)	$80,451

⁽¹⁾ Terminals and Infrastructure includes the Company's effective share of revenues, expenses and operating margin attributable to 50% ownership of CELSEPAR. The earnings attributable to the investment of $28,447 are reported in income (loss) from equity method investments on the condensed consolidated statements of operations.
⁽²⁾ Ships includes the Company's effective share of revenues, expenses and operating margin attributable to 50% ownership of the Hilli Common Units. The earnings attributable to the investment of $10,494 are reported in income (loss) from equity method investments on the condensed consolidated statements of operations and comprehensive loss.
⁽³⁾ Eliminations reverse the inclusion of the effective share of revenues, expenses and operating margin attributable to 50% ownership of CELSEPAR and Hilli Common Units in our segment measure.
⁽⁴⁾ Total assets and capital expenditure by segment refers to assets held and capital expenditures related to the development of the Company's terminals and vessels. The Terminals and Infrastructure segment includes the net book value of vessels utilized within the Terminals and Infrastructure Segment.
⁽⁵⁾ Capital expenditures includes amounts capitalized to construction in progress and additions to property, plant and equipment during the period.

Segment Operating Margin reconciles to Operating Margin, which is a non-GAAP measure. We define non-GAAP operating margin as GAAP net loss, adjusted for selling, general and administrative expenses, transaction and integration costs, depreciation and amortization, interest expense, other (income) expense, income from equity method investments and tax expense.

The following table reconciles Net loss, our most comparable GAAP measure, to Consolidated Operating Margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(1,734)	$(166,519)	$(41,243)	$(226,574)
Add:
Selling, general and administrative	44,536	31,846	78,152	60,216
Transaction and integration costs	29,152	-	40,716	-
Contract termination charges and loss on mitigation sales	-	123,906	-	124,114
Depreciation and amortization	26,997	7,620	36,886	12,874
Interest expense	31,482	17,198	50,162	31,088
Other (income) expense, net	(7,457)	999	(8,058)	1,610
Loss on extinguishment of debt, net	-	-	-	9,557
Tax provision	4,409	117	3,532	113
(Income) loss from equity method investments	(38,941)	-	(38,941)	-
Consolidated Operating Margin	$88,444	$15,167	$121,206	$12,998

25.	Subsequent events

On July 16, 2021, the Company entered into an uncommitted letter of credit and reimbursement agreement with a bank for the issuance of letters of credit for an aggregate amount of up to $75,000. Outstanding letters of credit are subject to a fee of 1.75% to be paid quarterly, and interest is payable on the principal amounts of unreimbursed letter of credit draws under the facility at a rate of the higher of the bank’s prime rate or the Federal Funds Effective Rate plus 0.50% and a margin of 1.75%. The Company plans to use this uncommitted letter of credit and reimbursement agreement to reduce the cash collateral required under existing letters of credit. A portion of our restricted cash balance supports existing letters of credit, and we plan to use this uncommitted letter of credit and reimbursement agreement to replace these letters of credit and release restricted cash enhancing the Company’s ability to manage the working capital needs of the business.

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

The following information should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report. Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). This information is intended to provide investors with an understanding of our past performance and our current financial condition and is not necessarily indicative of our future performance. Please refer to “—Factors Impacting Comparability of Our Financial Results” for further discussion. Unless otherwise indicated, dollar amounts are presented in thousands.

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

On April 15, 2021, we completed the acquisitions of Hygo Energy Transition Ltd. (“Hygo”) and Golar LNG Partners LP (“GMLP”); referred to as the “Hygo Merger” and “GMLP Merger,” respectively and, collectively, the “Mergers”. NFE paid $580 million in cash and issued 31,372,549 shares of Class A common stock to Hygo’s shareholders in connection with the Hygo Merger. NFE paid $3.55 per each common unit of GMLP outstanding and for each of the outstanding membership interest of GMLP’s general partner, totaling $251 million. The Company also repaid certain outstanding debt facilities of GMLP in conjunction with closing the GMLP Merger.

As a result of the Mergers, we acquired one operating FSRU terminal in Sergipe, Brazil (the “Sergipe Facility”), a 50% interest in a 1.5GW power plant in Sergipe, Brazil (the “Sergipe Power Plant”), as well as two other FSRU terminals in development in Pará, Brazil (the “Barcarena Facility”) and Santa Catarina, Brazil (the “Santa Catarina Facility”).

We acquired the Nanook, a newbuild FSRU moored and in service at the Sergipe Facility. In addition to the Nanook, we also acquired a fleet of six other FSRUs, six LNG carriers and an interest in a floating liquefaction vessel, the Hilli Episeyo (the “Hilli”), which liquefies and stores LNG at sea and transfers it to LNG carriers that berth while offshore, each of which are expected to help support our existing facilities and international project pipeline. The majority of the FSRUs are operating in Brazil, Kuwait, Indonesia, Jamaica and Jordan under time charters, and uncontracted vessels are available for short term employment in the spot market.

Subsequent to the completion of the Mergers, our chief operating decision maker makes resource allocation decisions and assesses performance on the basis of two operating segments, Terminals and Infrastructure and Ships.

Our Terminals and Infrastructure segment includes the entire production and delivery chain from natural gas procurement and liquefaction to logistics, shipping, facilities and conversion or development of natural gas-fired power generation. We currently source LNG from long-term supply agreements with third party suppliers and from our own liquefaction facility in Miami, Florida. Leased vessels as well as the cost to operate our vessels that are utilized in our terminal or logistics operations are included in this segment.

The Terminals and Infrastructure segment includes all terminal operations in Jamaica, Puerto Rico and Brazil, including our interest in the Sergipe Power Plant.

Our Ships segment includes all vessels acquired in the Mergers which are leased to customers under long-term or spot arrangements, including the 25 year charter of Nanook with CELSE. The Company’s investment in Hilli LLC, owner and operator of the Hilli, is also included in the Ships segment. Over time, we expect to utilize these vessels in our own terminal operations as charter agreements for these vessels expire.

Our Current Operations – Terminals and Infrastructure

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

We currently procure our LNG either by purchasing from a supplier or by manufacturing it in our Miami Facility. Our long-term goal is to develop the infrastructure necessary to supply our existing and future customers with LNG produced primarily at our own facilities, including Fast LNG and our expanded delivery logistics chain in Northern Pennsylvania (the “Pennsylvania Facility”).

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

Old Harbour Facility

The Old Harbour Facility is an offshore facility consisting of an FSRU that is capable of processing approximately six million gallons of LNG (500,000 MMBtus) per day. The Old Harbour Facility commenced commercial operations in June 2019 and supplies natural gas to the new 190MW Old Harbour power plant (the “Old Harbour Power Plant”) operated by SJPC. The Old Harbour Facility is also supplying natural gas to our dual-fired combined heat and power facility in Clarendon, Jamaica (the “CHP Plant”). The CHP Plant supplies electricity to JPS under a long-term PPA. The CHP Plant also provides steam to Jamalco under a long-term take-or-pay SSA. In March 2020, the CHP Plant commenced commercial operation under both the PPA and the SSA and began supplying power and steam to JPS and Jamalco, respectively. In August 2020, we began to deliver gas to Jamalco to utilize in their gas-fired boilers.

San Juan Facility

In July 2020, we finalized the development of the San Juan Facility. The San Juan Facility is near the San Juan Power Plant and serves as our supply hub for the San Juan Power Plant and other industrial end-user customers in Puerto Rico. We have delivered natural gas used for the commissioning of PREPA's power plant under the Fuel Sale and Purchase Agreement with PREPA since April 2020. On July 1, 2021, commission for Units 5 & 6 of the San Juan Power Plant to operate on natural gas was substantially completed under the terms of our agreement with PREPA. See “—Other Matters” for additional information regarding our San Juan Facility.

Sergipe Power Plant and Sergipe Facility

As part of the Hygo Merger, we acquired a 50% interest in Centrais Elétricas de Sergipe Participações S.A. (“CELSEPAR”), which owns Centrais Elétricas de Sergipe S.A. (“CELSE”), the owner and operator of the Sergipe Power Plant. The Sergipe Power Plant, a 1.5 GW combined cycle power plant, receives natural gas from the Sergipe Facility through a dedicated 8-kilometer pipeline. The Sergipe Power Plant is the largest natural gas-fired thermal power station in South America and was built to provide electricity on demand throughout the region, particularly during dry seasons when hydropower is unable to meet the growing demand for electricity in the region. CELSE has executed multiple PPAs pursuant to which the Sergipe Power Plant is delivering power to 26 committed offtakers for a period of 25 years. In any period in which power is not being produced pursuant to the PPAs, we are able to sell merchant power into the electricity grid at spot prices, subject to local regulatory approval.

We also acquired a 75% interest in Centrais Elétricas Barra dos Coqueiros S.A. (“CEBARRA”), which owns rights to expand the Sergipe Power Plant. These rights include 179 acres of land and regulatory permits for an incremental 1.7GW of power generation. CEBARRA has obtained all permits and other rights necessary to participate in future government power auctions.

The Sergipe Facility is capable of processing up to 790,000 MMBtu/d and storing up to 170,000 cubic meters of LNG. The Sergipe Facility is expected to utilize approximately 230,000 MMBtu/d (30% of the facility’s maximum regasification capacity) to provide natural gas to the Sergipe Power Plant, at full dispatch.

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

Our Current Operations – Ships

Our Ships segment includes six FSRUs and six LNGCs which are leased to customers under long-term or spot arrangements, including a 25-year charter of Nanook with CELSE. As these charter arrangements expire, we expect to use these vessels in our terminal operations and reflect such vessels in our Terminals and Infrastructure segment.

The Company’s investment in Hilli LLC, owner and operator of the Hilli, is also included in the Ships segment. Hilli Corp, a wholly owned subsidiary of Hilli LLC, has a Liquefication Tolling Agreement (“LTA”) with Perenco Cameroon S.A. and Société Nationale des Hydrocarbures under which the Hilli provides liquefaction services through July 2026. Under the LTA, Hilli Corp receives a monthly tolling fee, consisting of a fixed element of hire and incremental tolling fees based on the price of Brent crude oil.

Our Development Projects

La Paz Facility

On July 14, 2021, we began commercial operations at the Port of Pichilingue in Baja California Sur, Mexico (the “La Paz Facility”). Initially, the La Paz Facility is expected to supply approximately 270,000 gallons of LNG (22,300 MMBtu) per day under an intercompany GSA for approximately 100 MW of power supplied by gas-fired modular power units that we plan to develop, own and operate, which may be increased to approximately 350,000 gallons (29,000 MMBtu) of LNG per day for up to 135 MW of power. In addition, we recently executed an agreement with CFEnergia for the supply of natural gas to power plants located in Punta Prieta and Coromuel for an estimated 250,000 gallons of LNG (20,700 MMBtu) per day.

Puerto Sandino Facility

We are also in the process of constructing an LNG regasification facility and power plant in Puerto Sandino, Nicaragua (the “Puerto Sandino Facility”). In February 2020, we entered into a 25-year PPA with Nicaragua’s electricity distribution companies, and we are in the process of constructing an approximately 300 MW natural gas-fired power plant that will consume approximately 700,000 gallons of LNG (57,500 MMBtus) per day.

Suape Facility

On January 12, 2021, we acquired CH4 Energia Ltda., an entity that owns key permits and authorizations to develop an LNG terminal and up to 1.37GW of gas-fired power at the Port of Suape in Brazil. On March 11, 2021, we acquired 100% of the outstanding shares of Pecém Energia S.A. (“Pecém”) and Energetica Camacari Muricy II S.A. (“Muricy”). These companies collectively hold certain 15-year power purchase agreements totaling 288 MW for the development of the thermoelectric power plants in the State of Bahia, Brazil. We will seek to obtain the necessary approvals from ANEEL and other relevant regulatory authorities in Brazil to transfer the site for the power purchase agreements to the Port of Suape and update the technical characteristics in order to develop and plan to construct an initial 288MW gas-fired power plant and LNG import terminal at the Port of Suape to provide LNG and natural gas to major energy consumers within the port complex and across the greater Northeast region of Brazil (the “Suape Facility”).

Barcarena Facility

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

As part of the Mergers, we acquired multiple 25-year PPAs to support the construction of a 605 MW combined cycle thermal power plant to be located in Pará, Brazil and to be supplied by the Barcarena Facility (the “Barcarena Power Plant”). The Barcarena Power Plant will utilize LNG sourced and processed at the Barcarena Facility for the generation of electricity which will be distributed to the national electricity grid. The power project is scheduled to deliver power to nine committed offtakers for 25 years beginning in 2025 in accordance with the PPA contracts awarded by the Brazilian government in October 2019.

Santa Catarina Facility

The Santa Catarina Facility will be located on the southern coast of Brazil and will consist of an FSRU with a processing capacity of approximately 790,000 MMBtu/d and LNG storage capacity of up to 170,000 cubic meters. We are also developing a 31-kilometer, 20-inch pipeline that will connect the Santa Catarina Facility to the existing inland Transportadora Brasileira Gasoduto Bolivia-Brasil S.A. (“TBG”) pipeline via an interconnection point in Garuva. The Santa Catarina Facility and associated pipeline are expected to have a total addressable market of 15 million GPD.

Fast LNG

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

Recent Developments

COVID-19 Pandemic

We are closely monitoring the impact of the novel coronavirus (“COVID-19”) pandemic on all aspects of our operations and development projects, including our marine operations acquired in the Mergers. Customers in our Terminals and Infrastructure segment primarily operate under long-term contracts, many of which contain fixed minimum volumes that must be purchased on a “take-or-pay” basis. We have continued to invoice our customers for fixed minimum volumes even in cases when our customer’s consumption has decreased. We have not changed our payment terms with these customers, and there has not been deterioration in the timing or volume of collections.

Many of the vessels acquired in the Mergers operate under long-term contracts with fixed payments. We are required to have adequate crewing aboard our vessels to fulfill the obligations under our contracts, and we have implemented safety measures to ensure that we have healthy qualified officers and crew. We are also monitoring local or international transport or quarantine restrictions limiting the ability to transfer crew members off vessels or bring a new crew on board, and restrictions in availability of supplies needed on board due to disruptions to third-party suppliers or transportation alternatives.

Based on the essential nature of the services we provide to support power generation facilities, our operations and development projects have not currently been significantly impacted by responses to the COVID-19 pandemic. We remain committed to prioritizing the health and well-being of our employees, customers, suppliers and other partners. We have implemented policies to screen employees, contractors, and vendors for COVID-19 symptoms upon entering our development projects, operations and office facilities. For the three months and six months ended June 30, 2021, we have incurred approximately $0.1 million and $0.5 million, respectively, for safety measures introduced into our operations and other responses to the COVID-19 pandemic.

We are actively monitoring the spread of the pandemic and the actions that governments and regulatory agencies are taking to fight the spread. We have not experienced significant disruptions in development projects, charter or terminal operations from the COVID-19 pandemic; however, there are important uncertainties including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures. We do not currently expect these factors to have a significant impact on our results of operations, liquidity or financial position, or our development budgets or timelines.

Other Matters

On June 18, 2020, we received an order from FERC, which asked us to explain why our San Juan Facility is not subject to FERC's jurisdiction under section 3 of the NGA. Because we do not believe that the San Juan Facility is jurisdictional, we provided our reply to FERC on July 20, 2020 and requested that FERC act expeditiously. On March 19, 2021 FERC issued an order that the San Juan Facility does fall under FERC jurisdiction. FERC directed us to file an application for authorization to operate the San Juan Facility within 180 days of the order, which is September 15, 2021, but also found that allowing operation of the San Juan Facility to continue during the pendency of an application is in the public interest. FERC also concluded that no enforcement action against us is warranted, presuming we comply with the requirements of the order. Parties to the proceeding, including the Company, sought rehearing of the March 19, 2021 FERC order, and FERC denied all requests for rehearing in an order issued on July 15, 2021. We have filed petitions for review of FERC's March 19 and July 15 orders with the United States Court of the Appeals for the District of Columbia Circuit. To date, no other party has sought review of FERC's orders. While our petitions for review are pending, we intend to comply with FERC's directive to file an application for authorization to operate the San Juan Facility no later than the September 15, 2021 deadline.

Results of Operations – Three and Six Months Ended June 30, 2021 compared to Three and Six Months Ended June 30, 2020

Segment performance is evaluated based on operating margin and the tables below presents our segment information for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021
(in thousands of $)	Terminals and Infrastructure⁽¹⁾	Ships⁽²⁾	Total Segment	Eliminations⁽³⁾	Consolidated
Total revenues	$181,548	$95,762	$277,310	$(53,471)	$223,839
Cost of sales	103,451	-	103,451	(2,021)	101,430
Vessel operating expenses	-	20,175	20,175	(4,775)	15,400
Operations and maintenance	23,644	-	23,644	(5,079)	18,565
Operating margin	$54,453	$75,587	$130,040	$(41,596)	$88,444

	Six Months Ended June 30, 2021
(in thousands of $)	Terminals and Infrastructure⁽¹⁾	Ships⁽²⁾	Total Segment	Eliminations⁽³⁾	Consolidated
Total revenues	$327,232	$95,762	$422,994	$(53,471)	$369,523
Cost of sales	200,122	-	200,122	(2,021)	198,101
Vessel operating expenses	-	20,175	20,175	(4,775)	15,400
Operations and maintenance	39,895	-	39,895	(5,079)	34,816
Operating margin	$87,215	$75,587	$162,802	$(41,596)	$121,206

⁽¹⁾ Terminals and Infrastructure includes the Company's effective share of revenues, expenses and operating margin attributable to 50% ownership of CELSEPAR. The earnings attributable to the investment of $28,447 are reported in income (loss) from equity method investments on the condensed consolidated statements of operations.
⁽²⁾ Ships includes the Company's effective share of revenues, expenses and operating margin attributable to 50% ownership of the Hilli Common Units. The earnings attributable to the investment of $10,494 are reported in income (loss) from equity method investments on the condensed consolidated statements of operations and comprehensive loss.
⁽³⁾ Eliminations reverse the inclusion of the effective share of revenues, expenses and operating margin attributable to 50% ownership of CELSEPAR and Hilli Common Units in our segment measure.

	Terminals and Infrastructure
(in thousands of $)	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Total revenues	$94,566	$169,096
Cost of sales	69,899	138,115
Operations and maintenance	9,500	17,983
Operating margin	$15,167	$12,998

Terminals and Infrastructure Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands of $)	2021	2020	Change	2021	2020	Change
Total revenue	$181,548	$94,566	$86,982	$327,232	$169,096	$158,136
Cost of sales	103,451	69,899	33,552	200,122	138,115	62,007
Operations and maintenance	23,644	9,500	14,144	39,895	17,983	21,912
Operating margin	$54,453	$15,167	$39,286	$87,215	$12,998	$74,217

Total revenue

Total revenue for the Terminals and Infrastructure Segment increased $86,982 and $158,136 for the three and six months ended June 30, 2021 as compared to the three months and six months ended June 30, 2020, respectively. The increase was primarily driven by increases in revenue from the sale of LNG, natural gas or outputs from our natural gas-fired power generation facilities, increases in development services in Puerto Rico, inclusive of gas used by our customer as part of commissioning their assets, and the inclusion of incremental revenue in our segment measure from CELSEPAR after the completion of the Mergers.

Revenue from the sale of LNG, natural gas or outputs from our natural gas-fired power generation facilities increased $26,659 and $54,353 for the three and six months ended June 30, 2021, respectively, as compared to the three and six months ended June 30, 2020. The increase was primarily driven by increases in volumes sold from the Old Harbour Facility, including volumes utilized in the CHP Plant which commenced commercial operations during March 2020:

•
For the three months ended June 30, 2021, we recognized $56,270 of revenue from volumes sold at the Old Harbour Facility, as compared to $43,472 for the three months ended June, 2020, driven by additional volumes consumed at the Old Harbour Power Plant and Jamalco’s boilers, which began consuming gas in August 2020. Volumes delivered to the Old Harbour Power Plant increased by 12.0 million gallons (1.0 TBtu) to 31.3 million gallons (2.6 TBtu) in the three months ended June 30, 2021 from 19.3 million gallons (1.6 TBtu) in the three months ended June 30, 2020. Volumes delivered to the CHP Plant and Jamalco’s boilers increased by 4.7 million gallons (0.4 TBtu) to 28.7 million gallons (2.4 TBtu) in the three months ended June 30, 2021 from 24.0 million gallons (2.0 TBtu) in the three months ended June 30, 2020.

•
For the six months ended June 30, 2021, we recognized $107,914 of revenue from volumes sold at the Old Harbour Facility, as compared to $79,249 for the six months ended June 30, 2020, driven by additional volumes consumed at the Old Harbour Power Plant, CHP Plant and Jamalco’s boilers. Volumes delivered to the Old Harbour Power Plant increased by 7.4 million gallons (0.6 TBtu) to 58.9 million gallons (4.9 TBtu) in the six months ended June 30, 2021 from 51.5 million gallons (4.3 TBtu) in the six months ended June 30, 2020.  Volumes delivered to the CHP Plant and Jamalco’s boilers increased by 20.4 million gallons (1.7 TBtu) to 54.2 million gallons (4.5 TBtu) in the six months ended June 30, 2021 from 33.8 million gallons (2.8 TBtu) in the six months ended June 30, 2020.

•
Revenue from the delivery of power and steam, which began during March 2020, under our contracts with JPS and Jamalco was $7,195 and $14,331 for the three and six months ended June 30, 2021, respectively, as compared to $6,946 and $8,677 in revenue for the three and months ended June 30, 2020, respectively.

Revenue was also impacted by operations at our Montego Bay Facility.

•
Sales at the Montego Bay Facility increased by $3,848 from $22,734 for the three months ended June 30, 2020 to $26,582 for the three months ended June 30, 2021. The increase in sales at the Montego Bay Facility was primarily due to an increase in sales to industrial end-user customers, offset by a slight decrease in consumption by the Bogue Power Plant. Volumes delivered at the Montego Bay Facility remained relatively consistent for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, increasing by 1.9 million gallons (0.2 TBtu) from 23.1 million gallons (1.9 TBtu) during the three months ended June 30, 2020 to 25.0 million gallons (2.1 TBtu) during the three months ended June 30, 2021.

•
Sales at the Montego Bay Facility increased by $5,804 from $45,557 for the six months ended June 30, 2020 to $51,361 for the six months ended June 30, 2021. The increase in sales at the Montego Bay Facility was primarily due to an increase in sales to industrial end-user customers, offset by a slight decrease in consumption by the Bogue Power Plant. Volumes delivered at the Montego Bay Facility remained relatively consistent for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, increasing by 2.0 million gallons (0.2 TBtu) from 46.6 million gallons (3.9 TBtu) during the six months ended June 30, 2020 to 48.6 million gallons (4.1 TBtu) during the six months ended June 30, 2021.

We also recognize revenue from development services, which is recognized from the construction, installation and commissioning of equipment to transform customers’ facilities to operate utilizing natural gas or to allow customers to receive power or other outputs from our power generation facilities, and such services are included within certain long-term contracts to supply these customers with natural gas or outputs from our natural gas-fired facilities.

•
Revenue increased by $29,094 from $17,495 for the three months ended June 30, 2020 to $46,589 for the three months ended June 30, 2021. The increases were due to an increase in revenue for development services in Puerto Rico for the three months ended June 30, 2021, including gas used by our customer for testing and commissioning their assets. Development services revenue recognized in the three months ended June 30, 2021 was for the customer’s use of 45.5 million gallons (3.7 TBtu) of natural gas as part of commissioning their assets. The increases were also due to an increase in development services revenue of $1,909 related to conversion of the customer’s infrastructure within the San Juan Power Plant.

•
Revenue increased by $73,094 from $27,566 for the six months ended June 30, 2020 to $100,660 for the three months ended June 30, 2021. The increases were due to an increase in revenue for development services in Puerto Rico for the six months ended June 30, 2021, including gas used by our customer for testing and commissioning their assets. Development services revenue recognized in the six months ended June 30, 2021 included $92,207 for the customer’s use of 94.2 million gallons (7.7 TBtu) of natural gas as part of commissioning their assets. The increases were also due to an increase in development services revenue of $875 related to conversion of the customer's infrastructure within the San Juan Power Plant.

Subsequent to the acquisition of the Sergipe Facility as part of the Mergers, our share of revenue from our investment in CELSEPAR was $31,769, which was primarily comprised of fixed capacity payments received under our PPAs. Our proportionate share of revenue from the Sergipe Facility is included in this discussion as such revenue is included in our segment measure; in our consolidated statement of operations and comprehensive loss, we report the results from our investment in CELSEPAR as Income (loss) from equity method investments.

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

Cost of sales increased $33,552 and $62,007 for the three and six months ended June 30, 2021, respectively, as compared to the three and six months ended June 30, 2020, respectively.

•
Cost of LNG purchased from third parties for sale to our customers or delivered for commissioning of our customer’s assets in Puerto Rico increased $28,421 for the three months ended June 30, 2021, respectively as compared to the three months ended June 30, 2020. The increase was primarily attributable to a 53% increase in volumes delivered compared to the three months ended June 30, 2020, partially offset by the decrease in LNG cost. The weighted-average cost of LNG purchased from third parties decreased from $0.68 per gallon ($8.23 per MMBtu) for the three months ended June 30, 2020 to $0.54 per gallon ($6.55 per MMBtu) for the three months ended June 30, 2021.

•
Cost of LNG purchased from third parties for sale to our customers or delivered for commissioning of our customer’s assets in Puerto Rico increased $43,354 for the six months ended June 30, 2021, respectively as compared to the six months ended June 30, 2020. The increase was primarily attributable to a 68% increase in volumes delivered compared to the six months ended June 30, 2020, partially offset by the decrease in LNG cost. The weighted-average cost of LNG purchased from third parties decreased from $0.67 per gallon ($8.16 per MMBtu) for the six months ended June 30, 2020 to $0.53 per gallon ($6.37 per MMBtu) for the six months ended June 30, 2021.

The weighted-average cost of our inventory balance as of June 30, 2021 and December 31, 2020 was $0.50 per gallon ($6.10 per MMBtu) and $0.40 per gallon ($4.81 per MMBtu), respectively.

Charter costs increased Cost of sales by $3,821 and $6,062 for the three and six months ended June 30, 2021, respectively. The increase was attributable to an additional vessel in our fleet associated with our San Juan Facility after our assets were placed in service in the third quarter of 2020, as well as an additional vessel lease that we assumed as part of the Mergers.  Additionally, as a result of the Mergers, we have effectively settled our charter agreement for the Freeze, one of the acquired vessels, and as such, the increase in charter costs has been partially offset by lower costs associated with the Freeze.

Operations and maintenance

Operations and maintenance includes costs of operating our Facilities, exclusive of costs to convert that are reflected in Cost of sales. Operations and maintenance increased $14,144 and $21,912 for the three and six months ended June 30, 2021, respectively, as compared to the three and six months ended June 30, 2020.

•
Subsequent to acquisition of the Sergipe Facility as part of the Mergers, our share of Operations and maintenance from our investment in CELSEPAR was $5,079, which was primarily comprised of costs related to the operation and services agreement for the Nanook, insurance costs and costs for connecting to the transmission system.

•
The increase for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 was primarily the result of operating facilities during the three months ended June 30, 2021 that were still in development or had just commenced commercial operations in the first quarter of 2020. Operations and maintenance increased by the costs of operating the San Juan Facility and CHP Plant of $4,093. We also incurred higher maintenance and logistics costs, as well as incremental costs of vessels used in our terminal operations subsequent to the Mergers; these additional costs were $4,686 for the three months ended June 30, 2021.

•
The increase for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 was primarily the result of operating facilities during the six months ended June 30, 2021 that were still in development or had commenced commercial operations during the six months ended June 30, 2020. Operations and maintenance increased by the costs of operating the San Juan Facility and CHP Plant of $9,143. We also incurred higher maintenance and logistics costs, as well as incremental costs of vessels used in our terminal operations subsequent to the Mergers; these additional costs were $5,778 for the six months ended June 30, 2021.

Ships Segment

(in thousands of $)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Total revenue	$95,762	$95,762
Vessel operating expenses	20,175	20,175
Operating margin	$75,587	$75,587

Prior to the completion of the Mergers, we reported our results of operations in a single segment; all the assets and operations that comprise the Ships segment were acquired in the Mergers, and as such, there are no results of operations prior to the completion of the Mergers during the second quarter of 2021.

Revenue in the Ships segment is comprised of operating lease revenue under time charters, fees for repositioning vessels as well as the reimbursement of certain vessel operating costs such as drydocking costs in relation to these leasing arrangements. We have also recognized revenue related to the interest portion of lease payments and the operating and service agreements in connection with the sales-type lease of the Nanook.

Subsequent to the completion of the Mergers, five of the FSRUs and one LNGCs were on hire under long-term charter agreements for the full period. Two LNGCs were operating in the spot market for a portion of the period subsequent to the completion of the Mergers. The Spirit and the Mazo continue to be in cold lay-up, and no vessel charter revenue was generated from these vessels.

Two of the vessels acquired in the Mergers, the Celsius and the Penguin, currently participate in an LNG carrier pooling arrangement, which we refer to as the Cool Pool. Under this arrangement, the pool manager markets participating vessels in the LNG shipping spot market, and the vessel owner continues to be fully responsible for the manning and technical management of their respective vessels. Revenue for charters of our vessels in the Cool Pool is presented on a gross basis in revenue, and the Company’s allocation of its share of the net revenues earned from the other pool participants' vessels, which may be either income or expense depending on the results of all pool participants, is reflected on a net basis within Vessel operating expenses.

Revenue recognized in the Ships segment included $9,681 of interest income for the Nanook sales-type lease and $1,165 of revenue for operating services provided to the charterer of the Nanook, CELSE, for the period subsequent to the completion of the Mergers.

Our segment measure includes our proportionate share of the results of operations of the Hilli. Our share of revenue from our investment in Hilli LLC was $21,747 which was primarily comprised of fees received under the long-term tolling arrangement. The Hilli maintained 100% commercial uptime during the period subsequent to the Mergers.

Vessel operating expenses

Vessel operating expenses include direct costs associated with operating a vessel, include crewing, repairs and maintenance, insurance, stores, lube oils, communication expenses and management fees. We also recognize voyage expenses within Vessel operating expenses, which principally consist of fuel consumed before or after the term of time charter or when the vessel is off hire. Under time charters, the majority of voyage expenses are paid by customers. To the extent that these costs are a fixed amount specified in the charter, which is not dependent upon redelivery location, the estimated voyage expenses are recognized over the term of the time charter.

During the period after the completion of the Mergers, we recognized $20,175 in Vessel operating expenses, representing two and a half months of operations of each of the acquired vessels.

Other operating results

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands of $)	2021	2020	Change	2021	2020	Change
Selling, general and administrative	$44,536	$31,846	$12,690	$78,152	$60,216	$17,936
Transaction and integration costs	29,152	-	29,152	40,716	-	40,716
Contract termination charges and loss on mitigation sales	-	123,906	(123,906)	-	124,114	(124,114)
Depreciation and amortization	26,997	7,620	19,377	36,886	12,874	24,012
Total operating expenses	236,080	242,771	(6,691)	404,071	353,302	50,769
Operating loss	(12,241)	(148,205)	135,964	(34,548)	(184,206)	149,658
Interest expense	31,482	17,198	14,284	50,162	31,088	19,074
Other (income) expense, net	(7,457)	999	(8,456)	(8,058)	1,610	(9,668)
Loss on extinguishment of debt, net	-	-	-	-	9,557	(9,557)
Net loss before income from equity method investments and income taxes	(36,266)	(166,402)	130,136	(76,652)	(226,461)	149,809
Income from equity method investments	38,941	-	38,941	38,941	-	38,941
Tax provision	4,409	117	4,292	3,532	113	3,419
Net loss	$(1,734)	$(166,519)	$164,785	$(41,243)	$(226,574)	$185,331

Selling, general and administrative

Selling, general and administrative includes compensation expenses for our corporate employees, employee travel costs, insurance, professional fees for our advisors and costs associated with development activities for projects that are in initial stages and development is not yet probable.

Selling, general and administrative increased $12,690 for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. The increase was primarily attributable to $6,955 of higher payroll costs associated with increased headcount for the three months ended June 30, 2021. Contributing to the increase was higher lease expense, insurance and IT and other costs attributable to our expanded operations of $5,746.

Selling, general and administrative increased $17,936 for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. The increase was primarily attributable to $10,893 of higher payroll costs associated with increased headcount for the six months ended June 30, 2021. Contributing to the increase was higher lease expense, insurance and IT and other costs attributable to our expanded operations of $7,536.

Transaction and integration costs

Transaction and integration costs were $29,152 and $40,716 for the three and six months ended June 30, 2021, respectively. As part of arranging financing for the Mergers, we incurred $15,000 in bridge financing commitment fees. We issued the 2026 Notes to pay for a portion of the consideration for the Mergers and did not utilize the commitments under the bridge financing, and as such, the fees were expensed with the termination of the bridge financing commitment letter. We also incurred $3,978 of costs related to the settlement of a contractual indemnification obligation under a pre-existing lease arrangement prior to the GMLP Merger. The remaining transaction and integration costs of $10,174 and $21,738, for the three and six months ended June 30, 2021 and June 30, 2020, respectively, were incurred in connection with the Mergers, which consisted primarily of financial advisory, legal, accounting and consulting costs. We did not have such transactions during the three and six months ended June 30, 2020.

Contract termination charges and loss on mitigation sales

Loss on mitigation sales for the three and six months ended June 30, 2020 was $123,906 and $124,114, respectively. In June 2020, we executed an agreement to terminate our obligation to purchase LNG from our supplier for the remainder of 2020 in exchange for a payment of $105,000, and we recognized this cancellation charge during the three months ended June 30, 2020. We terminated our obligation in the second quarter of 2020 to both take advantage of the low pricing in the open market and to align future deliveries of LNG with our expected needs. Additionally, in the second quarter of 2020, we experienced lower than expected consumption by some of our customers, primarily as a result of unplanned maintenance at one of our customer’s facilities in Jamaica. As a result, we were unable to utilize a firm cargo purchased under our LNG supply agreement, incurring a loss of $18,906 on the sale of this cargo that was recognized during the second quarter of 2020. We did not have such transactions during the three and six months ended June 30, 2021.

Depreciation and amortization

Depreciation and amortization increased $19,377 and $24,012 for the three and six months ended June 30, 2021, respectively, as compared to the three and six months ended June 30, 2020. The increase was primarily due to the following:

•
Subsequent to the completion of the Mergers, our results of operations include depreciation expense primarily for the vessels acquired. We recognized $11,409 of incremental depreciation expense for the acquired vessels during the three and six months ended June 30, 2021 as compared to the same periods in the prior year;

•	Amortization of the value recorded for favorable and unfavorable contracts acquired in the Mergers of $5,349;

•	Increase in depreciation of $2,419 and $4,802 for the San Juan Facility that went into service in July 2020 for the three and six months ended June 30, 2021, respectively; and

•	Increase in depreciation of $2,110 for the CHP Plant that went into service in March 2020 for the six months ended June 30, 2021.

Interest expense

Interest expense increased by $14,284 and $19,074 for the three and six months ended June 30, 2021, respectively, as compared to the three and six months ended June 30, 2020. The increase was primarily due to an increase in total principal outstanding due to the issuance of the 2025 Notes in September 2020, the 2026 Notes in April 2021 and draws on the Revolving Facility in the second quarter of 2021 (all defined below); principal outstanding on these outstanding facilities was $2,902,500 as of June 30, 2021 as compared to total outstanding debt of $980,000 as of June 30, 2020.

In conjunction with the Mergers, we assumed outstanding debentures issued by a subsidiary of Hygo and the outstanding debt of variable interest entities (“VIEs”) that are now consolidated in our financial statements, totaling $679,558 as of the acquisition date. Although we have no control over the funding arrangements of these entities, we are the primary beneficiary of these VIEs and therefore these loan facilities are presented as part of the condensed consolidated financial statements. We recognized a reduction to interest expense attributable to assumed debt of $6,635 for the period subsequent to the completion of Mergers. Upon assumption of the debt held by VIEs, we recognized the liabilities assumed at fair value, and the amortization of the premium of $9,707 has been recognized as a reduction to interest expense incurred of $3,072.

Other (income) expense, net

Other (income) expense, net increased by $8,456 and $9,668 for the three and six months ended June 30, 2021, respectively, as compared to the three and six months ended June 30, 2020. The increases in income were primarily as a result of changes in fair value in the interest rate swap and cross currency interest rate swap assumed in the Mergers for both the three and six months ended June 30, 2021.

During both the three months and six months ended June 30, 2021, we additionally recognized remeasurement gains resulting in increases to other income. We also recognized increased income from the change in fair value of the derivative liability and equity agreement associated with payments due to sellers in asset acquisitions. Increases to income were offset by a decrease to interest income.

Loss on extinguishment of debt, net

Loss on extinguishment of debt for the three and six months ended June 30, 2020 was $9,557 as a result of the extinguishment of the term loan facility in January 2020. We did not have such transactions during the three and six months ended June 30, 2021.

Tax provision

We recognized a tax provision for the three and six months ended June 30, 2021 of $4,409 and $3,532, respectively, compared to tax provision of $117 and $113 for the three and six months ended June 30, 2020, respectively. The increases to the tax provision and effective tax rate for both the three and six months ended June 30, 2021 was primarily driven by an increase in pre-tax income in certain profitable non-U.S. operations and the inclusion of GMLP and Hygo into our expected pre-tax results of operations for the year ended December 31, 2021. For the six months ended June 30, 2021, these increases in tax expense were partially offset by the release of a valuation allowance in a foreign jurisdiction resulting in a discrete benefit of $2,778.

Income from equity method investments

During the period after the completion of the Mergers, we recognized income from our investments in Hilli and CELSEPAR of $38,941. Our proportionate share of the earnings of Hilli and CELSEPAR of $10,595 and $34,120, respectively, were offset by amortization of basis differences through our equity earnings of $5,774. Our share of earnings from CELSEPAR was significantly impacted by foreign currency remeasurment gains recognized during the period after the Mergers of $25,776, primarily the result of the remeasurement of the Nanook finance lease obligation.

Factors Impacting Comparability of Our Financial Results

Our historical results of operations and cash flows are not indicative of results of operations and cash flows to be expected in the future, principally for the following reasons:

•
Our historical financial results include the results of operations of Hygo and GMLP only since the completion of the Mergers in April 2021 and do not include all integration and transaction costs expected to be incurred associated with these acquisitions. Upon completion of the Mergers, we acquired a fleet of seven FSRUs, six LNG carriers and an interest in a floating liquefaction vessel. We also acquired the Sergipe Facility, a 50% interest in the Sergipe Power Plant, as well as the Barcarena Facility and the Santa Catarina Facility that are currently in development. The results of operations of Hygo and GMLP began to be included in our financial statements upon the closing of the acquisitions on April 15, 2021. Our results of operations in 2021 will also include transaction costs associated with these acquisitions as well as costs incurred to integrate the operations of Hygo and GMLP into our business, which may be significant.

•
Our historical financial results do not include significant projects that have recently been completed or are near completion. Our results of operations for the three and six months ended June 30, 2021 include our Montego Bay Facility, Old Harbour Facility, San Juan Facility, certain industrial end-users and our Miami Facility. We are finalizing development of our La Paz Facility and our Puerto Sandino Facility, and our current results do not include revenue and operating results from these projects. Our current results also exclude other developments, including the Suape Facility, the Barcarena Facility, the Santa Catarina Facility and the Ireland Facility.

•
Our historical financial results do not reflect new LNG supply agreements that will lower the cost of our LNG supply through 2030. We currently purchase the majority of our supply of LNG from third parties, sourcing approximately 97% of our LNG volumes from third parties for the three and six months ended June 30, 2021, respectively, a significant portion of which is under an LNG supply agreement signed in 2018. During 2020 and 2021, we also entered into LNG supply agreements for the purchase of approximately 601 TBtu of LNG at a price indexed to Henry Hub from 2021 and 2030, resulting in expected pricing below the pricing in our previous long-term supply agreement. We have now secured supply for LNG volumes equal to approximately 100% of our expected needs for our Montego Bay Facility, Old Harbour Facility, San Juan Facility, La Paz Facility and Puerto Sandino Facility for the next six years.

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

On April 12, 2021, we issued $1.5 billion of 2026 Notes. The 2026 Notes bear interest at 6.50% per annum and were issued at an issue price equal to 100% of principal. No principal payments are due on the 2026 Notes until maturity in 2026. The Company used the net proceeds from this offering to fund the cash consideration for the GMLP Merger and pay related fees and expenses. On April 15, 2021, we entered into the $200,000 Revolving Facility that has a term of approximately five years and bears interest based on the three-month LIBOR rate plus certain margins.

We have assumed total committed expenditures for all completed and existing projects to be approximately $1,428 million, with approximately $1,059 million having already been spent through June 30, 2021. This estimate represents the committed expenditures necessary to complete the La Paz Facility, Puerto Sandino Facility, the Suape Facility, the Barcarena Facility and the Santa Catarina Facility, as well committed expenditures to serve new industrial end-users. We expect to be able to fund all such committed projects with a combination of cash on hand, cash flows from operations, proceeds from the sale and lease back of the CHP Plant and borrowings under our Revolving Facility. We may also enter into other financing arrangements to generate proceeds to fund our developments. Through June 30, 2021, we have spent approximately $128 million to develop the Pennsylvania Facility. Approximately $22 million of construction and development costs have been expensed as we have not issued a final notice to proceed to our engineering, procurement and construction contractors. Cost for land, as well as engineering and equipment that could be deployed to other facilities and associated financing costs of approximately $106 million, has been capitalized, and to date, we have repurposed approximately $17 million of engineering and equipment to our Fast LNG project.

Cash Flows

The following table summarizes the changes to our cash flows for the six months ended June 30, 2021 and 2020, respectively:

	Six Months Ended June 30,
(in thousands)	2021	2020	Change
Cash flows from:
Operating activities	$(111,352)	$(80,323)	$(31,029)
Investing activities	(1,830,933)	(95,344)	(1,735,589)
Financing activities	1,544,584	306,025	1,238,559
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(397,701)	$130,358	$(528,059)

Cash used in operating activities

Our cash flow used in operating activities was $111,352 for the six months ended June 30, 2021, which increased by $31,029 from $80,323 for the six months ended June 30, 2020. Our net loss for the six months ended June 30, 2021, when adjusted for non-cash items, decreased by $24,751 from the six months ended June 30, 2020. The reduction to the net loss was offset by changes in working capital accounts, primarily significant increases in receivables, inventory and accrued liabilities, including costs attributable to the Mergers.

Cash used in investing activities

Our cash flow used in investing activities was $1,830,933 for the six months ended June 30, 2021, which increased by $1,735,589 from $95,344 for the six months ended June 30, 2020. Cash used for the Mergers, net of cash acquired was $1,586,042.  Cash outflows for investing activities during the six months ended June 30, 2021 were also used for continued development of the Puerto Sandino Facility, Suape Facility, Barcarena Facility, Santa Catarina Facility, as well as our Fast LNG solution.

During the six months ended June 30, 2020, we completed the CHP Plant and were in the final stages of development of the San Juan Facility, and as such, we incurred lower cash outflows for investing activities for the six months ended June 30, 2020.

Cash provided by financing activities

Our cash flow provided by financing activities was $1,544,584 for the six months ended June 30, 2021, which increased by $1,238,559 from cash provided by financing activities of $306,025 for the six months ended June 30, 2020. Cash provided by financing activities during the six months ended June 30, 2021 was due to proceeds received from the borrowings under the 2026 Notes of $1,500,000 and the draw of $152,500 on the Revolving Facility. The proceeds received were further offset by financing fees paid in connection with the borrowings and dividends paid for the six months ended June 30, 2021.

Cash flow provided by financing activities during the six months ended June 30, 2020 were primarily consisted of the borrowings under our previous credit agreement of $800,000, partially offset by an original issue discount of $20,000 and financing fees of $13,600. A portion of these proceeds was used to fund the repayment of our previous term loan facility of $506,402. Additionally, the remaining proceeds from secured bonds issued in Jamaica of $52,144 were received during the first quarter of 2020.

Long-Term Debt and Preferred Stock

2025 Notes

On September 2, 2020, we issued $1,000,000 of 6.75% senior secured notes in a private offering pursuant to Rule 144A under the Securities Act (the “2025 Notes”). Interest is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2021; no principal payments are due until maturity on September 15, 2025. We may redeem the 2025 Notes, in whole or in part, at any time prior to maturity, subject to certain make-whole premiums.

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

We used a portion of the net cash proceeds received from the 2025 Notes, together with cash on hand, to repay in full the outstanding principal and interest under previously existing credit agreements and secured and unsecured bonds, including related premiums, costs and expenses.

In connection with the issuance of the 2025 Notes, we incurred $17,937 in origination, structuring and other fees. Issuance costs of $13,909 were deferred as a reduction of the principal balance of the 2025 Notes on the condensed consolidated balance sheets; unamortized deferred financing costs related to lenders in the previously credit agreement that participated in the 2025 Notes were $6,501 and such unamortized costs were also included as a reduction of the principal balance of the 2025 Notes and will be amortized over the remaining term of the 2025 Notes. As a portion of the repayment of the previous credit agreement was a modification, in the third quarter of 2020, the Company recorded $4,028 of third-party fees as an expense in the condensed consolidated statements of operations and comprehensive loss.

On December 17, 2020, we issued $250,000 of additional notes on the same terms as the 2025 Notes in a private offering pursuant to Rule 144A under the Securities Act (subsequent to this issuance, these additional notes are included in the definition of 2025 Notes herein). Proceeds received included a premium of $13,125, which was offset by additional financing costs incurred of $4,566. As of June 30, 2021 and December 31, 2020, remaining unamortized deferred financing costs for the 2025 Notes was $9,827 and $10,439, respectively.

2026 Notes

On April 12, 2021, we issued $1,500,000 of 6.50% senior secured notes in a private offering pursuant to Rule 144A under the Securities Act (the “2026 Notes”) at an issue price equal to 100% of principal. Interest is payable semi-annually in arrears on March 31 and September 30 of each year, commencing on September 30, 2021; no principal payments are due until maturity on September 30, 2026. We may redeem the 2026 Notes, in whole or in part, at any time prior to maturity, subject to certain make-whole premiums.

The 2026 Notes are guaranteed on a senior secured basis by each domestic subsidiary and foreign subsidiary that is a guarantor under the existing 2025 Notes, and the 2026 Notes are secured by substantially the same collateral as our existing first lien obligations under the 2025 Notes.

We used the net proceeds from this offering to fund the cash consideration for the GMLP Merger and pay related fees and expenses. In connection with the issuance of the 2026 Notes, we incurred $24,335 in origination, structuring and other fees, which was deferred as a reduction of the principal balance of the 2026 Notes on the condensed consolidated balance sheets. As of June 30, 2021, total remaining unamortized deferred financing costs for the 2026 Notes was $23,053.

Revolving Facility

On April 15, 2021, we entered into a $200,000 senior secured revolving facility (the “Revolving Facility”). The proceeds of the Revolving Facility may be used for working capital and other general corporate purposes (including permitted acquisitions and other investments). Letters of credit issued under the $100,000 letter of credit sub-facility may be used for general corporate purposes. The Revolving Facility will mature in 2026, with the potential for us to extend the maturity date once in a one-year increment.

Borrowings under the Revolving Facility bear interest at a per annum rate equal to LIBOR plus 2.50% if the usage under the Revolving Facility is equal to or less than 50% of the commitments under the Revolving Facility and LIBOR plus 2.75% if the usage under the Revolving Facility is in excess of 50% of the commitments under the Revolving Facility, subject in each case to a 0.00% LIBOR floor. Borrowings under the Revolving Facility may be prepaid, at our option, at any time without premium.

The obligations under the Revolving Facility are guaranteed by each domestic subsidiary and foreign subsidiary that is a guarantor under the existing 2025 Notes, and the Revolving Facility is secured by substantially the same collateral as our existing first lien obligations under the 2025 Notes. The Revolving Facility contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants.

We incurred $3,685 in origination, structuring and other fees, associated with entry into the Revolving Facility. These costs have been capitalized within Other non-current assets on the condensed consolidated balance sheets. As of June 30, 2021, total remaining unamortized deferred financing costs for the Revolving Facility was $3,548.

During the second quarter of 2021, we drew $152,500 on the Revolving Facility. As of June 30, 2021, $152,500 remains outstanding.

Debenture Loan

As part of the Mergers, we assumed non-convertible Brazilian debentures issued by Golar Brasil, our indirect subsidiary, in the aggregate principal amount of BRL 255.6 million ($51.6 million) due September 2024, bearing interest at a rate equal to the one-day interbank deposit futures rate in Brazil plus 2.65% (the “Debenture Loan”). The Debenture Loan was recognized at fair value of $52,752 on the opening balance sheet, and the premium recognized in purchase accounting will result in a reduction to interest expense until maturity. Interest and principal is payable on the Debenture Loan semi-annually on September 13 and March 13.

The Debenture Loan is fully and unconditionally guaranteed by 100% of the shares issued by Golar Brasil owned by our consolidated subsidiary, LNG Power Ltd.

SPV Leasebacks and Loans

We assumed sale leaseback arrangements for four vessels as part of the Mergers.  The counterparty to each of the sale leaseback arrangements is a special purpose vehicle (“SPV”) wholly owned by financial institutions.  The sale leasebacks with SPVs were funded by loan facilities obtained by the SPV. Although we have no control over the funding arrangements of these entities, we are the primary beneficiary of the SPVs and consolidate the SPVs. Therefore, the effects of the sale leaseback arrangements are eliminated upon consolidation of the SPVs and only the outstanding loan facilities are presented as part of our condensed consolidated financial statements. The SPVs service the loan facilities through payments made by us under the sale leaseback arrangements.

The SPV loans and the sale leaseback arrangements assumed in the Mergers contain certain operating and financing restrictions and covenants that require: (a) certain subsidiaries to maintain a minimum level of liquidity of $30,000 and net worth of $123,950, (b) certain subsidiaries to maintain a minimum debt service coverage ratio of 1.20:1, (c) certain subsidiaries to not exceed a maximum net debt to EBITDA ratio of 6.5:1, (d) certain subsidiaries to maintain a minimum percentage of the vessel values over the relevant outstanding loan facility balances of either 110% and 120%, (e) certain subsidiaries to maintain a ratio of liabilities to total assets of less than 0.70:1. As of June 30, 2021, the Company was in compliance with all covenants under debt and lease agreements.

Eskimo Leaseback and Credit Facility

As part of the Mergers, we have assumed obligations under a sale and leaseback of the Eskimo with Sea 23 Leasing Co. Limited (“Eskimo SPV”) of China Merchants Bank Leasing (the “Eskimo Leaseback”). Payments are due monthly in 120 installments of $1,069 along with amounts owed for interest of LIBOR plus 3.85%, with a balloon payment of $128,250 due upon maturity.

The Eskimo SPV has a long-term loan facility that is denominated in USD, has a loan term of ten years and bears interest at a rate of LIBOR plus a margin of 2.66% (the “Eskimo SPV Facility”). As of the acquisition date, the outstanding principal balance was $160,520, and we recognized the fair value of this facility of $185,681 on the opening balance sheet. The premium recognized in purchase accounting will result in a reduction to interest expense until maturity.

Nanook Leaseback and Credit Facility

As part of the Mergers, we have assumed obligations under a sale and leaseback of the Nanook with Compass Shipping 23 Corporation Limited (the “Nanook Leaseback”). Payments are due quarterly in 48 installments of $2,943 along with amounts owed for interest due based on LIBOR plus 3.5%, with a balloon payment of approximately $94,000 upon maturity.

Compass Shipping 23 Corporation Limited, the owner of the Nanook, has a long-term loan facility that is denominated in USD, has a loan term of twelve years, bears interest at a fixed rate of 3.5% (the “Nanook SPV Facility”) and is repayable in a balloon payment on maturity. As of the acquisition date, the outstanding principal balance was $202,249, and we recognized the fair value of this facility of $207,169 on the opening balance sheet. The premium recognized in purchase accounting will result in a reduction to interest expense until maturity. The Nanook SPV Facility matures in September 2030.

Penguin Leaseback and Credit Facility

As part of the Mergers, we have assumed obligations under a sale and leaseback of the Penguin with Oriental LNG 02 Limited (the “Penguin Leaseback”). Payments are due quarterly in 24 installments of $1,890 along with amounts owed for interest due based on LIBOR plus 3.6% with a balloon payment of approximately $63,000 upon maturity.

Oriental Fleet LNG 02 Limited, the owner of the Penguin, has a long-term loan facility that is denominated in USD, is repayable in quarterly installments over a term of approximately six years and bears interest at LIBOR plus a margin of 1.7%. The SPV also has amounts payable to its parent. As of the acquisition date, the outstanding principal balance was $104,882, and we recognized the fair value of this facility and the amount due to the parent of $107,018 on the opening balance sheet. The premium recognized in purchase accounting will result in a reduction to interest expense until maturity.

Celsius Leaseback and Credit Facility

As part of the Mergers, we have assumed obligations under a sale and leaseback of the Celsius with Noble Celsius Shipping Limited (the “Celsius Leaseback”). Payments are due quarterly in 28 installments of $2,679 in addition to amounts owed for interest based on LIBOR plus 3.9%, with a balloon payment of approximately $45,000 upon maturity.

Noble Celsius Shipping Limited, the owner of the Celsius, has a long-term loan facility that is denominated in USD, $76,179 of which is repayable in quarterly installments over a term of approximately seven years with a balloon payment of $37,179 at maturity and bears interest at LIBOR plus a margin of 1.8%. The SPV has another facility with the remaining principal of $45,200 due as a balloon payment upon maturity in March 2023 and bears interest at a fixed rate of 4.0%.  As of the acquisition date, the total outstanding principal balance was $121,379, and we recognized the fair value of these facilities of $126,302 on the opening balance sheet.

Series A Preferred Units

The 8.75% Series A Cumulative Redeemable Preferred Units issued by GMLP (the “Series A Preferred Units”) remained outstanding following the GMLP Merger and were recognized as non-controlling interest on the condensed consolidated balance sheets. Distributions on the Series A Preferred Units are payable out of amounts legally available therefor at a rate equal to 8.75% per annum of the stated liquidation preference. In the event of a liquidation, dissolution or winding up, whether voluntary or involuntary, holders of Series A Preferred Units will have the right to receive a liquidation preference of $25.00 per unit plus an amount equal to all accumulated and unpaid distributions thereon to the date of payment, whether declared or not. At any time on or after October 31, 2022, the Series A Preferred Units may be redeemed, in whole or in part, at a redemption price of $25.00 per unit plus an amount equal to all accumulated and unpaid distributions thereon on the date of redemption, whether declared or not.

Debt obligations of equity method investees

We account for the investments in CELSEPAR and Hilli LLC acquired in the Mergers under the equity method of accounting. The debt obligations of these entities are not reported separately in our consolidated financial statements, and the following discussion summarizes the key terms of each entity’s obligations.

Sergipe Debt Financing

To finance construction of the Sergipe Facility and the Sergipe Power Plant, CELSE signed financing agreements with amounts made available by banks and multilateral organizations throughout 2018 (the “CELSE Facility”). As of June 30, 2021, amounts outstanding and the effective interest rates under the CELSE Facility were as set forth below. Principal and interest payments are due each October and April. The CELSE Facility matures in April 2032.

Credit facility (Real and USD in millions)	Amount Outstanding		Effective interest rate
IFC	R$	884.6 ($178.5)	9.79%
Inter-American Development Bank	R$	731.6 ($147.7)	9.69%
IDB Invest(1)		$36.9	6.33%
IDB China Fund		$48.5	6.33%

CELSE also issued debentures in the aggregate principal amount of R$3,370.0 million (net proceeds of $897.2 million), due April 2032, bearing interest at a fixed rate of 9.85% (the “CELSE Debentures”). As of June 30, 2021, the balance of the CELSE Debentures was R$ 3,245.7 million ($655.1 million). Interest is payable on the CELSE Debentures semi-annually on each April 15 and October 15, beginning on October 15, 2018. The CELSE Debentures are amortized and repaid in 24 consecutive semi-annual installments on each of April 15 and October 15, that commenced on October 15, 2020.

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

On July 2, 2021, CELSE successfully completed a consent solicitation to amend certain provisions of the financing documents to permit CELSE to incur certain debt related to the working capital facility described below and to release certain existing security over the variable revenues to be received by CELSE under its power purchase agreements.

CELSEPAR has entered into a Standby Guarantee and Credit Facility Agreement with GE Capital EFS Financing, Inc. (“GE Capital”), as lender, and Ebrasil Energia Ltda. (“Ebrasil”) and Golar Power Brasil Participações S.A (“Golar Brazil”), each as sponsor (the “GE Credit Facility”). Pursuant to the GE Credit Facility, GE Capital agreed to provide $120,000 in credit support in respect of CELSEPAR’s obligation to make certain contingent equity contributions to CELSE. Amounts disbursed under the GE Credit Facility accrue interest at a fixed rate of LIBOR plus a margin of 11.4% and are payable on May 30 and November 30 each year, beginning on May 30, 2020.  All interest due to date has been capitalized into the principal balance, and there have been no principal payments paid to date. The GE Credit Facility matures on November 30, 2024.  The GE Credit Facility includes covenants and events of default that are customary for similar transactions.

On July 9, 2021, CELSE and CELSEPAR entered into a working capital facility for the posting of certain letters of credit in favor of the supplier of LNG and the financing of LNG costs to satisfy dispatch requirements prior to receiving related variable revenues.  The working capital facility is in an aggregate amount of up to $150.0 million (or its equivalent in Reais), which may be increased by up to $25 million, subject to the satisfaction of certain conditions. The facility has a term of 12 months, renewable for equal periods by mutual agreement of the parties. Amounts disbursed under the working capital facility accrue interest at a rate of (i) DI Rate + 3.50% per year in respect of a bank credit bill, (ii) 2.50% per year for standby letters of credit, (iii) DI Rate + 3.50% per year in respect of any import financing (FINIMP) modality, and (iv) DI Rate + 3.50% per year for any bank loan. The DI Rate is made by reference to Libor+, according to the pricing at the time of request. On July 9, 2021, a standby letter of credit was issued under this facility for the benefit of CELSE pursuant to the working capital facility in an amount of $31.1 million with an expiration date of September 15, 2021. The standby letter of credit is guaranteed, jointly but not severally, by CELSE’s shareholders, NFE and Electricidade do Brasil S.A.—Ebrasil.

Golar Hilli Leaseback

As part of the Mergers, we acquired an investment in Hilli LLC; Golar Hilli Corporation (“Hilli Corp”) is a direct subsidiary of Hilli LLC. and is a party to a Memorandum of Agreement with Fortune Lianjiang Shipping S.A., a subsidiary of China State Shipbuilding Corporation (“Fortune”), pursuant to which Hilli Corp has sold to and leased back from Fortune the Hilli under a 10-year bareboat charter agreement (the “Hilli Leaseback”). Under the Hilli Facility, Hilli Corp pays Fortune equal quarterly principal payments plus interest based on LIBOR plus a margin of 4.15%. Our 50% share of Hilli Corp’s indebtedness of $745.5 million amounted to $372.8 million as of June 30, 2021.

As part of the Mergers, we have assumed a guarantee of 50% of the outstanding principal and interest amounts payable by Hilli Corp under the Hilli Leaseback. We also assumed a guarantee of the letter of credit (“LOC Guarantee”) issued by a financial institution in the event of Hilli Corp’s underperformance or non-performance under its tolling agreement. Certain of our subsidiaries are required to comply with the following covenants and ratios: (i) free liquid assets of at least $30 million throughout the Hilli Leaseback period; (ii) a maximum net debt to EBITDA ratio for the previous 12 months of 6.5:1; and (iii) a consolidated tangible net worth of $123.95 million.

Letter of Credit Facility

On July 16, 2021, the Company entered into an uncommitted letter of credit and reimbursement agreement with a bank for the issuance of letters of credit for an aggregate amount of up to $75,000.  Outstanding letters of credit are subject to a fee of 1.75% to be paid quarterly, and interest is payable on the principal amounts of unreimbursed letter of credit draws under the facility at a rate of the higher of the bank's prime rate or the Federal Funds Effective Rate plus 0.50% and a margin of 1.75%. The Company plans to use this uncommitted letter of credit and reimbursement agreement to reduce the cash collateral required under existing letters of credit releasing restricted cash. A portion of our restricted cash balance supports existing letters of credit, and we plan to use this uncommitted letter of credit and reimbursement agreement to replace these letters of credit and release restricted cash enhancing the Company's ability to manage the working capital needs of the business.

Off Balance Sheet Arrangements

As of June 30, 2021 and December 31, 2020, we had no off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

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

In 2020, we entered into four LNG supply agreements for the purchase of 415 TBtu of LNG at a price indexed to Henry Hub from 2021 and 2030. Between 2022 and 2025, the total annual commitment under these agreements is approximately 68 TBtu per year, reducing to approximately 28 TBtu per year from 2026 to 2029. In 2021, we amended one of these supply agreements to increase our total commitment through 2030 to 601 TBtus at a price indexed to Henry Hub. The amounts disclosed above also include the commitment to purchase 12 firm cargoes in 2021 under a supply contract executed in December 2018.

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

Revenue recognition

Terminals and Infrastructure

Within the Terminals and Infrastructure segment, our contracts with customers may contain one or several performance obligations usually consisting of the sale of LNG, natural gas, power and steam, which are outputs from our natural gas-fueled infrastructure. The transaction price for each of these contracts is structured using similar inputs and factors regardless of the output delivered to the customer. The customers consume the benefit of the natural gas, power and steam when they are delivered to the customer’s power generation facilities or interconnection facility. Natural gas, power and steam qualify as a series with revenue being recognized over time using an output method, based on the quantity of natural gas, power or steam that the customer has consumed. LNG is typically delivered in containers transported by truck to customer sites. Revenue from sales of LNG delivered by truck is recognized at the point in time at which physical possession and the risks and rewards of ownership transfer to the customer, either when the containers are shipped or delivered to the customers’ storage facilities, depending on the terms of the contract. Because the nature, timing and uncertainty of revenue and cash flows are substantially the same for LNG, natural gas, power and steam, we have presented Operating revenue on an aggregated basis.

We have concluded that variable consideration included in its agreements meets the exception for allocating variable consideration. As such, the variable consideration for these contracts is allocated to each distinct unit of LNG, natural gas, power or steam delivered and recognized when that distinct unit is delivered to the customer.

Our contracts with customers to supply natural gas or LNG may contain a lease of equipment, which may be accounted for as a finance or operating lease. For operating leases, we have concluded that the predominant component of the transaction is the sale of natural gas or LNG and has elected not to separate the lease component. The lease component of such operating leases is recognized as Operating revenue in the condensed consolidated statements of operations and comprehensive loss. We allocate consideration in agreements containing finance leases between lease and non-lease components based on the relative fair value of each component. The fair value of the lease component is estimated based on the estimated standalone selling price of the same or similar equipment leased to the customer. We estimate the fair value of the non-lease component by forecasting volumes and pricing of gas to be delivered to the customer over the lease term.

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

In addition to the revenue recognized from the finance lease components of agreements with customers, Other revenue includes revenue recognized from the construction, installation and commissioning of equipment, inclusive of natural gas delivered for the commissioning process, to transform customers’ facilities to operate utilizing natural gas or to allow customers to receive power or other outputs from our natural gas-fueled power generation facilities. Revenue from these development services is recognized over time as we transfer control of the asset to the customer or based on the quantity of natural gas consumed as part of commissioning the customer’s facilities until such time that the customer has declared such conversion services have been completed. If the customer is not able to obtain control over the asset under construction until such services are completed, revenue is recognized when the services are completed and the customer has control of the infrastructure. Such agreements may also include a significant financing component, and we recognize revenue for the interest income component over the term of the financing as Other revenue.

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

We collect sales taxes from our customers based on sales of taxable products and remits such collections to the appropriate taxing authority. We have elected to present sales tax collections in the condensed consolidated statements of operations and comprehensive loss on a net basis and, accordingly, such taxes are excluded from reported revenues.

We elected the practical expedient under which we do not adjust consideration for the effects of a significant financing component for those contracts where we expect at contract inception that the period between transferring goods to the customer and receiving payment from the customer will be one year or less.

Ships

Charter contracts for the use of the FSRUs and LNG carriers acquired as part of the Mergers are leases as the contracts convey the right to obtain substantially all of the economic benefits from the use of the asset and allow the customer to direct the use of that asset.

At inception, we make an assessment on whether the charter contract is an operating lease or a finance lease. In making the classification assessment, we estimate the residual value of the underlying asset at the end of the lease term with reference to broker valuations. None of the vessel lease contracts contain residual value guarantees. Renewal periods and termination options are included in the lease term if we believe such options are reasonably certain to be exercised by the lessee. Generally, lease accounting commences when the asset is made available to the customer, however, where the contract contains specific customer acceptance testing conditions, the lease will not commence until the asset has successfully passed the acceptance test. We assess leases for modifications when there is a change to the terms and conditions of the contract that results in a change in the scope or the consideration of the lease.

For charter contracts that are determined to be finance leases accounted for as sales-type leases, the profit from the sale of the vessel is recognized upon lease commencement in Other revenue in the condensed consolidated statements of operations and comprehensive loss. The lease payments for finance leases are segregated into principal and interest components similar to a loan. Interest income is recognized on an effective interest method over the lease term and included in Other revenue in the condensed consolidated statements of operations and comprehensive loss. The principal component of the lease payment is reflected as a reduction to the net investment in the lease. Revenue related to operating and service agreements in connection with charter contracts accounted for as sales-type leases are recognized over the term of the charter as the service is provided within Vessel charter revenue in the condensed consolidated statements of operations and comprehensive loss.

Revenues include fixed minimum lease payments under charters accounted for as operating leases and fees for repositioning vessels. Revenues generated from charters contracts are recorded over the term of the charter on a straight-line basis as service is provided and is included in Vessel charter revenue in the condensed consolidated statements of operations and comprehensive loss. Fixed revenue includes fixed payments (including in-substance fixed payments that are unavoidable) and variable payments based on a rate or index. For operating leases, we have elected the practical expedient to combine service revenue and operating lease income as the timing and pattern of transfer of the components are the same. Variable lease payments are recognized in the period in which the circumstances on which the variable lease payments are based occur.

Repositioning fees are included in Vessel charter revenues and are recognized at the end of the charter when the fee becomes fixed and determinable. However, where there is a fixed amount specified in the charter, which is not dependent upon redelivery location, the fee will be recognized evenly over the term of the charter.

Costs directly associated with the execution of the lease or costs incurred after lease inception but prior to the commencement of the lease that directly relate to preparing the asset for the contract are capitalized and amortized in Vessel operating expenses in the condensed consolidated statements of operations and comprehensive loss over the lease term.

Two of the Company’s LNG carriers participate in a LNG carrier pool collaborative arrangement with Golar LNG Limited, referred to as the Cool Pool. The Cool Pool allows the pool participants to optimize the operation of the pool vessels through improved scheduling ability, cost efficiencies and common marketing. Under the Pool Agreement, the Pool Manager is responsible, as agent, for the marketing and chartering of the participating vessels and paying certain voyage costs such as port call expenses and brokers' commissions in relation to employment contracts, with each of the Pool Participants continuing to be fully responsible for fulfilling the performance obligations in the contract.

The Company is primarily responsible for fulfilling the performance obligations in the time charters of vessels owned by the Company, and the Company is the principal in such time charters. Revenue and expenses for charters of the Company’s vessels that participate in the Cool Pool are presented on a gross basis within Vessel charter revenues and Vessel operating expenses, respectively, in the condensed consolidated statements of operations and comprehensive loss. The Company’s allocation of its share of the net revenues earned from the other pool participants' vessels, which may be either income or expense depending on the results of all pool participants, is reflected on a net basis within Vessel operating expenses in the condensed consolidated statements of operations and comprehensive loss.

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

We have considered that the market price of LNG can vary widely, including decreases throughout 2019 and 2020 and recent increases in the first half of 2021. Due to the decline in LNG prices in 2019 and 2020, we executed four long-term LNG supply agreements in 2020 at prices that are expected to be significantly lower than inventory purchased under our contract with our current supplier. Further, we were able to take advantage of the lower market pricing for LNG to supply our operations for the second half of 2020, resulting in an overall lower average cost of LNG. We have also executed an additional addendum to one of our supply agreements in 2021 to continue to secure LNG supply through 2030. Our long-term, take-or pay contracts to deliver natural gas or LNG to our customers also limit our exposure to fluctuations in natural gas and LNG as our pricing is based on the Henry Hub index plus a contractual spread. Based on the long-term nature of our contracts and the market value of the underlying assets, we do not believe that changes in the price of LNG indicate that a recoverability assessment of our assets is necessary. Further, we plan to utilize our own liquefaction facilities to manufacture our own LNG at attractive prices, secure LNG to supply our expanding operations and reduce our exposure to future LNG price variations in the long term, including Fast LNG and our expanded delivery logistics chain in the Pennsylvania Facility.

We have also considered the impacts of the ongoing COVID-19 pandemic, including the restrictions that governments may put in place and the resulting direct and indirect economic impacts on our current operations and expected development budgets and timelines. We primarily operate under long-term contracts with customers, including long-term charter contracts acquired in the Mergers and many of which contain fixed minimum volumes that must be purchased on a “take-or-pay” basis, even in cases when our customer’s consumption has decreased. We have not changed our payment terms with customers, and there has not been any deterioration in the timing or volume of collections.

Based on the essential nature of the services we provide to support power generation facilities, our operations and development projects have not been significantly impacted by responses to the COVID-19 pandemic to date. We will continue to monitor this uncertain situation and local responses in jurisdictions where we do business to determine if there are any indicators that a recoverability assessment for our assets should be performed.

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

As of June 30, 2021, management determined that it was not probable that the performance condition for our outstanding PSUs would be met. For these awards, compensation cost and the number of PSUs ultimately earned remains variable and compensation cost for these awards is recorded once achievement of the performance conditions becomes probable through the requisite service period. A cumulative adjustment to share-based compensation expense is recorded in the period that achievement of performance conditions becomes probable.

Business combinations and goodwill

We evaluate each purchase transaction to determine whether the acquired assets meet the definition of a business. If substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, then the set of transferred assets and activities is not a business. If not, for an acquisition to be considered a business, it would have to include an input and a substantive process that together significantly contribute to the ability to create outputs (i.e., there is a continuation of revenue before and after the transaction). A substantive process is not ancillary or minor, cannot be replaced without significant costs, effort or delay or is otherwise considered unique or scarce. To qualify as a business without outputs, the acquired assets would require an organized workforce with the necessary skills, knowledge and experience that performs a substantive process.

For acquisitions that are not deemed to be businesses, the assets acquired are recognized based on their cost to us as the acquirer, and no gain or loss is recognized. The cost of assets acquired in a group is allocated to individual assets within the group based on their relative fair values and does not give rise to goodwill. Transaction costs related to acquisition of assets are included in the cost basis of the assets acquired.

We account for acquisitions that qualify as business combinations by applying the acquisition method. Transaction costs related to the acquisition of a business are expensed as incurred and excluded from the fair value of consideration transferred. Under the acquisition method of accounting, the identifiable assets acquired, liabilities assumed and noncontrolling interests in an acquired entity are recognized and measured at their estimated fair values. The excess of the fair value of consideration transferred over the fair values of identifiable assets acquired, liabilities assumed and noncontrolling interests in an acquired entity, net of fair value of any previously held interest in the acquired entity, is recorded as goodwill.

The Company performs valuations of assets acquired, liabilities assumed and noncontrolling interests in an acquired entity and allocates the purchase price to its respective assets, liabilities and noncontrolling interests. Determining the fair value of assets acquired, liabilities assumed and noncontrolling interests in an acquired entity requires management to use significant judgment and estimates, including the selection of appropriate valuation methodologies, estimates of projected revenues, costs and cash flows, and discount rates. The Company estimated the fair value of the vessels acquired in the Mergers using a combination of the income approach and the cost approach, which determines the replacement costs for the assets and adjusts it for their age and condition. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. As a result, actual results may differ from these estimates. During the measurement period, the Company may record adjustments to acquired assets, liabilities assumed and noncontrolling interests, with corresponding offsets to goodwill. Upon the conclusion of a measurement period, any subsequent adjustments are recorded to earnings.

We use estimates, assumptions and judgments when assessing the recoverability of goodwill.  We test for impairment on an annual basis, or more frequently if a significant event of circumstance indicates the carrying amounts may not be recoverable. The assessment of goodwill for impairment may initially be performed based on qualitative factors to determine if it is more likely than not that the fair value of the reporting unit to which the goodwill is assigned is less than the carrying value.  If so, a quantitative assessment is performed to determine if an impairment has occurred and to measure the impairment loss.

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

Interest Rate Risk

The 2025 Notes and 2026 Notes were issued with a fixed rate of interest, and as such, a change in interest rates would impact the fair value of the 2025 Notes and 2026 Notes but such a change would have no impact on our results of operations or cash flows. A 100-basis point increase or decrease in the market interest rate would decrease or increase the fair value of our fixed rate debt by approximately $49 million. The sensitivity analysis presented is based on certain simplifying assumptions, including instantaneous change in interest rate and parallel shifts in the yield curve.

As a result of the Mergers, we assumed the Debenture Loan and a cross-currency interest rate swap to protect against adverse movements in interest rates of the Debenture Loan. We also acquired an interest rate swap to manage the exposure to adverse movements in interest rates of debt held by our equity method investee, Hilli LLC, but we do not currently have any derivative arrangements to protect against fluctuations in interest rates applicable to any of our other outstanding indebtedness.

Foreign Currency Exchange Risk

After the completion of the Hygo Merger, we began to have more significant transactions, assets and liabilities denominated in Brazilian reais in respect of our Brazilian subsidiaries and investments, which receives income and pays expenses in Brazilian reais. A portion of our exposure to exchange rates is economically hedged by a cross-currency interest rate swap. Based on our Brazilian reais revenues and expenses for the period since the completion of the Hygo Merger, a 10% depreciation of the U.S. dollar against the Brazilian reais would not significantly decrease our revenue or expenses. As our operations expand in Brazil, our results of operations will be exposed to changes in fluctuations in the Brazilian real, which may materially impact our results of operations.

Outside of Brazil, our operations are primarily conducted in U.S. dollars, and as such, our results of operations and cash flows have not materially been impacted by fluctuations due to changes in foreign currency exchange rates. We currently incur a limited amount of costs in foreign jurisdictions other than Brazil that are paid in local currencies, but we expect our international operations to continue to grow in the near term.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2021 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2021, we completed the acquisitions of Hygo Energy Transition Ltd. (“Hygo”) and Golar LNG Partners LP (“GMLP”). As part of the ongoing integration of the acquired businesses, we are in the process of incorporating the controls and related procedures of Hygo and GMLP and expect that this effort will be completed in 2021. Pursuant to the SEC’s guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our internal controls over financial reporting at December 31, 2021 will not include Hygo or GMLP.

Other than the foregoing, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Jurisdictions in Which We Operate

• We are currently highly dependent upon economic, political and other conditions and developments in the Caribbean, particularly Jamaica, Puerto Rico as well as Brazil and the other jurisdictions in which we operate;

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

The Mergers involve the integration of Hygo and GMLP with our existing business, which is a complex, costly and time-consuming process. The integration of each of Hygo and GMLP into our business may result in material challenges, including, without limitation:

• managing a larger company;
• attracting, motivating and retaining management personnel and other key employees;
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

As of December 31, 2020, we had approximately $1,250 million aggregate principal amount of indebtedness outstanding. As of June 30, 2021, we had approximately $3,527 million aggregate principal amount of indebtedness. On an ongoing basis, we engage with lenders and other financial institutions in an effort to improve our liquidity and capital resources. We may incur additional debt to fund our business and strategic initiatives.  If we incur additional debt and other obligations, the risks associated with our substantial leverage and the ability to service such debt would increase.

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

We have not yet entered into binding construction contracts, issued “final notice to proceed” or obtained all necessary environmental, regulatory, construction and zoning permissions for all of our Facilities (as defined herein) and Liquefaction Facilities. There can be no assurance that we will be able to enter into the contracts required for the development of our Facilities and Liquefaction Facilities on commercially favorable terms, if at all, or that we will be able to obtain all of the environmental, regulatory, construction and zoning permissions we need. For example, we will require agreements with ports proximate to our Liquefaction Facilities capable of handling the transload of LNG directly from our transportation assets to our occupying vessel. If we are unable to enter into favorable contracts or to obtain the necessary regulatory and land use approvals on favorable terms, we may not be able to construct and operate these assets as expected, or at all. Additionally, the construction of these kinds of facilities is inherently subject to the risks of cost overruns and delays. There can be no assurance that we will not need to make adjustments to our Facilities and Liquefaction Facilities as a result of the required testing or commissioning of each development, which could cause delays and be costly. Furthermore, if we do enter into the necessary contracts and obtain regulatory approvals for the construction and operation of the Liquefaction Facilities, there can be no assurance that such operations will allow us to successfully export LNG to our Facilities, or that we will succeed in our goal of reducing the risk to our operations of future LNG price variations. If we are unable to construct, commission and operate all of our Facilities and Liquefaction Facilities as expected, or, when and if constructed, they do not accomplish our goals, or if we experience delays or cost overruns in construction, our business, operating results, cash flows and liquidity could be materially and adversely affected. Expenses related to our pursuit of contracts and regulatory approvals related to our Facilities and Liquefaction Facilities still under development may be significant and will be incurred by us regardless of whether these assets are ultimately constructed and operational.

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

We may experience delays, unforeseen expenses or other obstacles as we develop projects in new jurisdictions that could cause the projects we are developing to take longer and be more expensive than our initial estimates.

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

Our business strategy relies upon our future ability to successfully market natural gas to end-users, develop and maintain cost-effective logistics in our supply chain and construct, develop and operate energy-related infrastructure in the U.S., Jamaica, Mexico, Puerto Rico, Ireland, Nicaragua, Brazil and other countries where we do not currently operate. Our strategy assumes that we will be able to expand our operations into other countries, including countries in the Caribbean and Africa, enter into long-term GSAs and/or PPAs with end-users, acquire and transport LNG at attractive prices, develop infrastructure, including the Pennsylvania Facility (as defined herein), as well as other future projects, into efficient and profitable operations in a timely and cost-effective way, obtain approvals from all relevant federal, state and local authorities, as needed, for the construction and operation of these projects and other relevant approvals and obtain long-term capital appreciation and liquidity with respect to such investments.
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

We have a limited operating history and did not commence revenue-generating activities until 2016, and we have not achieved profitability for any annual period or for the six months ended June 30, 2021. We have made and will continue to make significant initial investments to complete construction and begin operations of each of our Facilities, power plants and Liquefaction Facilities, and we will need to make significant additional investments to develop, improve and operate them, as well as all related infrastructure. We also expect to make significant expenditures and investments in identifying, acquiring and/or developing other future projects, including in connection with the Mergers. We also expect to incur significant expenses in connection with the launch and growth of our business, including costs for LNG purchases, rail and truck transportation, shipping and logistics and personnel. We will need to raise significant additional debt capital to achieve our goals.

We may not be able to achieve profitability, and if we do, we cannot assure you that we would be able to sustain such profitability in the future. Our failure to achieve or sustain profitability would have a material adverse effect on our business.

Our business is heavily dependent upon our international operations, particularly in Jamaica, Puerto Rico and Brazil, and any disruption to those operations would adversely affect us.

Our operations in Jamaica began in October 2016, when our Montego Bay Facility commenced commercial operations, and continue to grow, and our San Juan Facility became fully operational in the third quarter of 2020. Jamaica, Puerto Rico and Brazil are subject to acts of terrorism or sabotage and natural disasters, in particular hurricanes, extreme weather conditions, crime and similar other risks which may negatively impact our operations in the region. We may also be affected by trade restrictions, such as tariffs or other trade controls. Additionally, tourism is a significant driver of economic activity in the Caribbean and Brazil. As a result, tourism directly and indirectly affects local demand for our LNG and therefore our results of operations. Trends in tourism in the Caribbean and Brazil are primarily driven by the economic condition of the tourists’ home country or territory, the condition of their destination, and the availability, affordability and desirability of air travel and cruises. Additionally, unexpected factors could reduce tourism at any time, including local or global economic recessions, terrorism, travel restrictions, pandemics, severe weather or natural disasters. If we are unable to continue to leverage on the skills and experience of our international workforce and members of management with experience in the jurisdictions in which we operate to manage such risks, we may be unable to provide LNG at an attractive price and our business could be materially affected.

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

Adverse trends or developments affecting any of these factors, including the timing of the impact of these factors in relation to our purchases and sales of natural gas and LNG could result in increases in the prices we have to pay for natural gas or LNG, which could materially and adversely affect the performance of our customers, and could have a material adverse effect on our business, contracts, financial condition, operating results, cash flows, liquidity and prospects. The COVID-19 pandemic and certain actions by the Organization of the Petroleum Exporting Countries (“OPEC”) related to the supply of oil in the market have caused volatility and disruption in the price of oil which may negatively impact our potential customers’ willingness or ability to enter into new contracts for the purchase of natural gas. Additionally, in situations where our supply chain has capacity constraints and as a result we are unable to receive all volumes under our long -term LNG supply agreements, our supplier may sell volumes of LNG in a mitigation sale to third parties. In these cases, the factors above may impact the price and amount we receive under mitigation sales and we may incur losses that would have an adverse impact on our financial condition, results of operations and cash flows. For example, among other reasons and because spot market LNG prices in the second quarter of 2020 were significantly lower than the price at which we had previously contracted to purchase LNG, we terminated our contractual obligation to purchase LNG for the remainder of 2020 in order to purchase LNG at lower prices on the spot market during that period in exchange for a one-time payment of $105 million. There can be no assurance we will achieve our target cost or pricing goals. In particular, because we have not currently procured fixed-price, long-term LNG supply to meet all future customer demand, increases in LNG prices and/or shortages of LNG supply could adversely affect our profitability. Additionally, we intend to rely on long-term, largely fixed-price contracts for the feedgas that we need in order to manufacture and sell our LNG. Our actual costs and any profit realized on the sale of our LNG may vary from the estimated amounts on which our contracts for feedgas were originally based. There is inherent risk in the estimation process, including significant changes in the demand for and price of LNG as a result of the factors listed above, many of which are outside of our control.

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

We depend to a large extent on the services of our chief executive officer, Wesley R. Edens, some of our other executive officers and other key employees. Mr. Edens does not have an employment agreement with us. The loss of the services of Mr. Edens or one or more of our other key executives or employees could disrupt our operations and increase our exposure to the other risks described in this “Item 1A. Risk Factors.” We do not maintain key man insurance on Mr. Edens or any of our employees. As a result, we are not insured against any losses resulting from the death of our key employees.

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

The construction of energy-related infrastructure, including our Facilities and Liquefaction Facilities, the Barcarena Facility, the Santa Catarina Facility and other assets in Brazil, as well as other future projects, involves numerous operational, regulatory, environmental, political, legal and economic risks beyond our control and may require the expenditure of significant amounts of capital during construction and thereafter. These potential risks include, among other things, the following:

•
we may be unable to complete construction projects on schedule or at the budgeted cost due to delays in obtaining required permits, the unavailability of required construction personnel or materials, accidents or weather conditions;

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

•
we may not be able to obtain key permits or land use approvals, including those required under environmental laws, on terms that are satisfactory for our operations and on a timeline that meets our commercial obligations, and there may be delays, perhaps substantial in length, such as in the event of challenges by citizens groups or non-governmental organizations, including those opposed to fossil fuel energy sources;

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

Under the GSAs with JPS, SJPC and PREPA, we are required to deliver to JPS, SJPC and PREPA specified amounts of natural gas at specified times, while under the SSA with Jamalco, we are required to deliver steam, and under the PPAs with JPS and the Nicaraguan electrical authority, we are required to deliver power, each of which also requires us to obtain sufficient amounts of LNG. However, we may not be able to purchase or receive physical delivery of sufficient quantities of LNG to satisfy those delivery obligations, which may provide a counterparty with the right to terminate its GSA, PPA or SSA, as applicable. In addition, price fluctuations in natural gas and LNG may make it expensive or uneconomical for us to acquire adequate supply of these items or to sell our inventory of natural gas or LNG at attractive prices.

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

While we have entered into contracts with a third-party to purchase our currently contracted and expected LNG volumes through 2027, we may need to purchase significant additional LNG volumes to meet our delivery obligations to our downstream customers. Failure to secure contracts for the purchase of a sufficient amount of natural gas could materially and adversely affect our business, operating results, cash flows and liquidity.

Recently, the LNG industry has experienced increased volatility. If market disruptions and bankruptcies of third-party LNG suppliers and shippers negatively impacts our ability to purchase a sufficient amount of LNG or significantly increases our costs for purchasing LNG, our business, operating results, cash flows and liquidity could be materially and adversely affected. There can be no assurances that we will complete the Pennsylvania Facility or be able to supply our Facilities with LNG produced at our own Liquefaction Facilities or Fast LNG infrastructure. Even if we do complete the Pennsylvania Facility or implement our Fast LNG strategy, there can be no assurance that it will operate as we expect or that we will succeed in our goal of reducing the risk to our operations of future LNG price variations.

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

As part of our business development, we enter into non-binding agreements, and may not agree to final definitive documents on similar terms or at all.

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

Our business is subject to numerous governmental laws, rules, regulations and requires permits that impose various restrictions and obligations that may have material effects on our results of operations. In addition, each of the applicable regulatory requirements and limitations is subject to change, either through new regulations enacted on the federal, state or local level, or by new or modified regulations that may be implemented under existing law. The nature and extent of any changes in these laws, rules, regulations and permits may be unpredictable and may have material effects on our business. Future legislation and regulations or changes in existing legislation and regulations, or interpretations thereof, such as those relating to the liquefaction, storage, or regasification of LNG, or its transportation could cause additional expenditures, restrictions and delays in connection with our operations as well as other future projects, the extent of which cannot be predicted and which may require us to limit substantially, delay or cease operations in some circumstances. For example, in March 2021, an amendment to the Mexican Power Industry Law (Ley de la Industria Electrica) was published which would reduce the dispatch priority of privately-owned power plants compared to state-owned power plants in Mexico. The amendment was determined to be unconstitutional by a Mexican court, but the administration may propose a constitutional amendment to implement the change. More recently, on May 4, 2021, an amendment to the Mexican Hydrocarbons Law (Ley de Hidrocarburos) was published which would negatively impact our permits in Mexico. This amendment is being challenged as unconstitutional. If the amendment is enforced against us, it could negatively affect our permitting applications, our revenue and results of operations. If either amendment is enforced against us, it could negatively affect our plant’s dispatch and our revenue and results of operations. Revised, reinterpreted or additional laws and regulations that delay our ability to obtain permits necessary to commence operations or that result in increased compliance costs or additional operating costs and restrictions could have an adverse effect on our business, the ability to expand our business, including into new markets, results of operations, financial condition, liquidity and prospects.

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

Many competing companies have secured access to, or are pursuing development or acquisition of, LNG facilities in North America and internationally. We may face competition from major energy companies and others in pursuing our proposed business strategy to provide liquefaction and export products and services. In addition, competitors have and are developing LNG facilities in other markets, which will compete with our LNG facilities. Some of these competitors have longer operating histories, more development experience, greater name recognition, larger staffs and substantially greater financial, technical and marketing resources than we currently possess. We also face competition for the contractors needed to build our facilities. The superior resources that some of these competitors have available for deployment could allow them to compete successfully against us, which could have a material adverse effect on our business, ability to realize benefits from future projects, results of operations, financial condition, liquidity and prospects.

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

The design, construction and operation of energy-related infrastructure, including our existing and proposed facilities, the import and export of LNG and the transportation of natural gas, are highly regulated activities at the federal, state and local levels. The process to obtain the permits, approvals and authorizations we need to conduct our business is complex, challenging and varies in each jurisdiction in which we operate.

In the United States and Puerto Rico, approvals of the DOE under Section 3 of the NGA, as well as several other material governmental and regulatory permits, approvals and authorizations, including under the CAA and the CWA and their state analogues, may be required in order to construct and operate an LNG facility and export LNG. Permits, approvals and authorizations obtained from the DOE and other federal and state regulatory agencies also contain ongoing conditions, and additional requirements may be imposed. Certain federal permitting processes may trigger the requirements of the National Environmental Policy Act (“NEPA”), which requires federal agencies to evaluate major agency actions that have the potential to significantly impact the environment. Compliance with NEPA may extend the time and/or increase the costs for obtaining necessary governmental approvals associated with our operations and create independent risk of legal challenges to the adequacy of the NEPA analysis, which could result in delays that may adversely affect our business, contracts, financial condition, operating results, cash flow, liquidity and profitability. On July 15, 2020, the White House Council on Environmental Quality issued a final rule revising its NEPA regulations. These regulations have taken legal effect, and although they have been challenged in court, they have not been stayed. The Council on Environmental Quality has announced that it is engaged in an ongoing and comprehensive review of the revised regulations and is assessing whether and how the Council may ultimately undertake a new rulemaking to revise the regulations. The impacts of any such future revisions that may be adopted are uncertain and indeterminable for the foreseeable future. On June 18, 2020, we received an order from FERC, which asked us to explain why our San Juan Facility is not subject to FERC's jurisdiction under section 3 of the NGA. Because we do not believe that the San Juan Facility is jurisdictional, we provided our reply to FERC on July 20, 2020 and requested that FERC act expeditiously. On March 19, 2021 FERC issued an order that the San Juan Facility does fall under FERC jurisdiction. FERC directed us to file an application for authorization to operate the San Juan Facility within 180 days of the order, which is September 15, 2021, but also found that allowing operation of the San Juan Facility to continue during the pendency of an application is in the public interest. FERC also concluded that no enforcement action against us is warranted, presuming we comply with the requirements of the order. Parties to the proceeding, including the Company, sought rehearing of the March 19, 2021 FERC order, and FERC denied all requests for rehearing in an order issued on July 15, 2021.  We have filed petitions for review of FERC's March 19, 2021 and July 15, 2021 orders with the United States Court of the Appeals for the District of Columbia Circuit.  To date, no other party has sought review of FERC's orders.  While our petitions for review are pending, we intend to comply with FERC's directive to file an application for authorization to operate the San Juan Facility no later than the September 15, 2021 deadline.

In Mexico, we have obtained substantially all permits and have commenced operations but are awaiting regassification and transmission permits. The regulatory authority that issues the regassification permit is temporarily closed because of COVID restrictions, and we do not know the precise date when we will receive the permits we need to commence full commercial operations.

We cannot control the outcome of any review or approval process in Mexico or any other jurisdiction where we operate, including whether or when any such permits, approvals and authorizations will be obtained, the terms of their issuance, or possible appeals or other potential interventions by third parties that could interfere with our ability to obtain and maintain such permits, approvals and authorizations or the terms thereof. If we are unable to obtain and maintain such permits, approvals and authorizations on favorable terms, we may not be able to recover our investment in our projects and may be subject to financial penalties under our customer and other agreements. Many of these permits, approvals and authorizations require public notice and comment before they can be issued, which can lead to delays to respond to such comments, and even potentially to revise the permit application. There is no assurance that we will obtain and maintain these governmental permits, approvals and authorizations on favorable terms, or that we will be able to obtain them on a timely basis, and failure to obtain and maintain any of these permits, approvals or authorizations could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects. Moreover, many of these permits, approvals and authorizations are subject to administrative and judicial challenges, which can delay and protract the process for obtaining and implementing permits and can also add significant costs and uncertainty.

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

Risks Related to the Jurisdictions in Which We Operate

We are currently highly dependent upon economic, political and other conditions and developments in Brazil, Mexico, Jamaica, Puerto Rico and the other jurisdictions in which we operate.

We currently conduct a meaningful portion of our business in Brazil, Jamaica and Puerto Rico and we soon expect to commence commercial operations in Mexico and Nicaragua. As a result, our current business, results of operations, financial condition and prospects are materially dependent upon economic, political and other conditions and developments in these jurisdictions.

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

Any slowdown or contraction affecting the local economy in a jurisdiction in which we operate could negatively affect the ability of our customers to purchase LNG, natural gas, steam or power from us or to fulfill their obligations under their contracts with us. If the economy in Brazil, Jamaica, Puerto Rico or other jurisdictions in which we operate worsens because of, for example:

•	lower economic activity, including as a result of the COVID-19 pandemic which has significantly affected Jamaica’s and other jurisdictions’ tourism industries;
•	change in applicable laws;
•	an increase in oil, natural gas or petrochemical prices;
•	devaluation of the applicable currency;
•	higher inflation; or
•	an increase in domestic interest rates,

then our business, results of operations, financial condition and prospects may also be significantly affected by actions taken by the government in the jurisdictions in which we operate. The COVID-19 pandemic has resulted in lower economic activity. Certain of the jurisdictions in which we operate have recently restricted travel, implemented workforce pressures, and experienced reduced business development, travel, hospitality and tourism due to COVID-19. Caribbean governments traditionally have played a central role in the economy and continue to exercise significant influence over many aspects of it. They may make changes in policy, or new laws or regulations may be enacted or promulgated, relating to, for example, monetary policy, taxation, exchange controls, interest rates, regulation of banking and financial services and other industries, government budgeting and public sector financing. These and other future developments in the Jamaican economy or in the governmental policies in our Caribbean markets may reduce demand for our products and adversely affect our business, financial condition, results of operations or prospects. For example, JPS and SJPC are subject to the mandate of the OUR. The OUR regulates the amount of money that power utilities in Jamaica, including JPS and SJPC, can charge their customers. Though the OUR cannot impact the fixed price we charge our customers for LNG, pricing regulations by the OUR and other similar regulators could negatively impact our customers’ ability to perform their obligations under our GSAs and, in the case of JPS, the PPA, which could adversely affect our business, financial condition, results of operations or prospects.

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

While Hygo has conducted its own internal investigation and did not identify evidence establishing bribery or other corrupt conduct involving Hygo, Hygo does not know if any authority is conducting an investigation of Mr. Antonello or Hygo, the results of any investigation, or whether any litigation will arise out of, relating to, or in connection with the investigation or the extent of the impact that the investigation or any such litigation may have on Hygo’s business. Publicity or other events associating with Mr. Antonello or the investigation, regardless of their foundation or accuracy, could adversely affect Hygo’s and our reputation and Hygo’s ability to conduct Hygo’s business in Brazil and other jurisdictions. For example, Hygo may experience difficulties participating in public auctions and in some cases, may be disqualified, as was the case with respect to Hygo’s bid to lease Petrobras’s Bahìa Regasification Terminal (the “Bahìa Facility”). On September 30, 2020, Hygo’s subsidiary, Golar Power Comercializadora de Gás Natural Ltda. (“Golar Power Comercializadora”), participated in a public competitive bid process sponsored by Petrobras for the lease of the Bahìa Facility. Although Golar Power Comercializadora was the only qualifying participant to submit a bid, in October 2020, Petrobras notified all participants that Golar Power Comercializadora was disqualified. Golar Power Comercializadora subsequently filed an administrative appeal before the Petrobras Bid Committee challenging the final result of the competitive process. In December 2020, Golar Power Comercializadora lost the appeal and was not awarded the bid for the Bahìa Facility.

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

Hygo’s facilities may be impacted by operational issues and delays. For example, in September 2020, the Sergipe Power Plant experienced transformer failures impacting its ability to dispatch at 100%, which have not yet been fully resolved, and the plant is not currently operating at 100% capacity. In addition, Hygo does not wholly own all of its operating subsidiaries and joint ventures. As a result, if such operating subsidiaries and joint ventures make distributions, including tax distributions, they will also have to make distributions to their noncontrolling interest owners.

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

Hygo currently conducts all of its business in Brazil. As a result, Hygo’s current business, results of operations, financial condition and prospects are materially dependent upon economic, political and other conditions and developments in Brazil. For example, on July 8, 2019, Petróleo Brasileiro S.A. – Petrobras (“Petrobras”) the state-owned oil company in Brazil, entered into an agreement (Termo de Compromisso de Cessão de Prática) with Brazilian antitrust authorities (Conselho Administrativo de Defesa Econômica - CADE) pursuant to which it has agreed to divest its equity participation in the gas pipelines and state gas distribution companies in Brazil by December 31, 2021. Such divestment plan, intended to end Petrobras’s monopoly on the distribution of gas in Brazil, will increase competition and may affect Hygo’s business.

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

As a public company with stock listed on Nasdaq, we are subject to an extensive body of regulations, including certain provisions of the Sarbanes-Oxley Act, the Dodd-Frank Act, regulations of the SEC and Nasdaq requirements. Compliance with these rules and regulations increases our legal, accounting, compliance and other expenses. For example, as a result of becoming a public company, we added independent directors and created additional board committees. We entered into an administrative services agreement with FIG LLC, an affiliate of Fortress Investment Group (which currently employs Messrs. Edens, our chief executive officer and chairman of our Board of Directors, and Nardone, one of our Directors), in connection with the IPO, pursuant to which FIG LLC provides us with certain back-office services and charges us for selling, general and administrative expenses incurred to provide these services. In addition, we may incur additional costs associated with our public company reporting requirements and maintaining directors’ and officers’ liability insurance. It is possible that our actual incremental costs of being a publicly traded company will be higher than we currently estimate, and the incremental costs may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

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

On June 15, 2021, the Company held its 2021 Annual Meeting of Stockholders (the “Annual Meeting”). As disclosed in the Company’s Current Report on Form 8-K filed June 21, 2021, stockholders approved, on an advisory basis, a frequency of every three years for future advisory votes to approve Named Executive Officers’ compensation. In light of these results, the Company’s board of directors determined that the Company will hold future advisory votes on named executive officers’ compensation on a three-year basis until the occurrence of the next vote on the frequency for future advisory votes on named executive officers’ compensation, which will occur no later than the Company’s 2027 Annual Meeting of Stockholders.

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

10.30
Omnibus Agreement, dated as of April 15, 2021, by and among the Company, GLNG and certain other parties thereto (incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2021).

10.31
Indemnity Agreement, dated as of April 15, 2021, by and among the Company, GLNG, and certain affiliates of Stonepeak (incorporated by reference to Exhibit 10.31 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2021).

10.32
Omnibus Agreement, dated as of April 15, 2021, by and among the Company, GMLP, GLNG and certain parties thereto (incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2021).

10.33
Indemnification Agreement, dated as of April 15, 2021, by and between NFE International and GLNG (incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2021).

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

Date: August 6, 2021

	By:	/s/ Wesley R. Edens

	Name:	Wesley R. Edens

	Title:	Chief Executive Officer and Chairman

(Principal Executive Officer)

Date: August 6, 2021

	By:	/s/ Christopher S. Guinta

	Name:	Christopher S. Guinta

	Title:	Chief Financial Officer

(Principal Financial Officer)

Date: August 6, 2021

	By:	/s/ Yunyoung Shin

	Name:	Yunyoung Shin

	Title:	Chief Accounting Officer

(Principal Accounting Officer)