Form 10-Q
period 2021-09-30
New Fortress Energy Inc.
filed 2021-11-03
CIK 1749723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 29, 2021, the registrant had 206,863,242 shares of Class A common stock outstanding.

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

New Fortress Energy Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2021 and December 31, 2020
(Unaudited, in thousands of U.S. dollars, except share amounts)

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$224,383	$601,522
Restricted cash	72,338	12,814
Receivables, net of allowances of $130 and $98, respectively	161,008	76,544
Inventory	82,390	22,860
Prepaid expenses and other current assets, net	75,602	48,270
Total current assets	615,721	762,010

Restricted cash	37,879	15,000
Construction in progress	973,880	234,037
Property, plant and equipment, net	2,025,688	614,206
Equity method investments	1,227,991	-
Right-of-use assets	145,941	141,347
Intangible assets, net	166,964	46,102
Finance leases, net	603,662	7,044
Goodwill	740,132	-
Deferred tax assets, net	6,087	2,315
Other non-current assets, net	121,142	86,030
Total assets	$6,665,087	$1,908,091

Liabilities
Current liabilities
Current portion of long-term debt	$249,752	$-
Accounts payable	210,259	21,331
Accrued liabilities	159,304	90,352
Current lease liabilities	32,009	35,481
Due to affiliates	6,910	8,980
Other current liabilities	109,662	35,006
Total current liabilities	767,896	191,150

Long-term debt	3,597,659	1,239,561
Non-current lease liabilities	93,321	84,323
Deferred tax liabilities, net	284,176	2,330
Other long-term liabilities	37,885	15,641
Total liabilities	4,780,937	1,533,005

Commitments and contingencies (Note 20)

Stockholders’ equity
Class A common stock, $0.01 par value, 750.0 million shares authorized, 206.9 million issued and outstanding as of September 30, 2021; 174.6 million issued and outstanding as of December 31, 2020	2,069	1,746
Additional paid-in capital	1,912,643	594,534
Accumulated deficit	(283,256)	(229,503)
Accumulated other comprehensive income	24,625	182
Total stockholders’ equity attributable to NFE	1,656,081	366,959
Non-controlling interest	228,069	8,127
Total stockholders’ equity	1,884,150	375,086
Total liabilities and stockholders’ equity	$6,665,087	$1,908,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three and nine months ended September 30, 2021 and 2020
(Unaudited, in thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Operating revenue	$188,389	$83,863	$382,421	$223,542
Vessel charter revenue	78,656	-	143,217	-
Other revenue	37,611	52,995	148,541	82,412
Total revenues	304,656	136,858	674,179	305,954

Operating expenses
Cost of sales	135,432	71,665	333,533	209,780
Vessel operating expenses	15,301	-	30,701	-
Operations and maintenance	20,144	13,802	54,960	31,785
Selling, general and administrative	46,802	26,821	124,954	87,273
Transaction and integration costs	1,848	4,028	42,564	4,028
Contract termination charges and loss on mitigation sales	-	-	-	124,114
Depreciation and amortization	31,194	9,489	68,080	22,363
Total operating expenses	250,721	125,805	654,792	479,343
Operating income (loss)	53,935	11,053	19,387	(173,389)
Interest expense	57,595	19,813	107,757	50,901
Other (income) expense, net	(5,400)	2,569	(13,458)	4,179
Loss on extinguishment of debt, net	-	23,505	-	33,062
Net income (loss) before income from equity method investments and income taxes	1,740	(34,834)	(74,912)	(261,531)
(Loss) income from equity method investments	(15,983)	-	22,958	-
Tax provision	3,526	1,836	7,058	1,949
Net loss	(17,769)	(36,670)	(59,012)	(263,480)
Net loss attributable to non-controlling interest	7,963	312	5,259	81,163
Net loss attributable to stockholders	$(9,806)	$(36,358)	$(53,753)	$(182,317)

Net income (loss) per share – basic and diluted	$(0.05)	$(0.21)	$(0.27)	$(2.14)

Weighted average number of shares outstanding – basic and diluted	207,497,013	170,074,532	195,626,564	85,009,385

Other comprehensive loss:
Net loss	$(17,769)	$(36,670)	$(59,012)	$(263,480)
Currency translation adjustment	76,996	(971)	(23,697)	(1,122)
Comprehensive loss	(94,765)	(35,699)	(35,315)	(262,358)
Comprehensive loss (income) attributable to non-controlling interest	8,162	(926)	6,005	80,156
Comprehensive loss attributable to stockholders	$(86,603)	$(36,625)	$(29,310)	$(182,202)

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three and nine months ended September 30, 2021 and 2020
(Unaudited, in thousands of U.S. dollars, except share amounts)

	Class A shares		Class B shares		Class A common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non- controlling	Total stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	(loss) income	interest	equity
Balance as of December 31, 2020	-	$-	-	$-	174,622,862	$1,746	$594,534	$(229,503)	$182	$8,127	$375,086
Net loss	-	-	-	-	-	-	-	(37,903)	-	(1,606)	(39,509)
Other comprehensive loss	-	-	-	-	-	-	-	-	(123)	(874)	(997)
Share-based compensation expense	-	-	-	-	-	-	1,770	-	-	-	1,770
Issuance of shares for vested RSUs	-	-	-	-	1,335,787	-	-	-	-	-	-
Shares withheld from employees related to share-based compensation, at cost	-	-	-	-	(638,235)	-	(27,571)	-	-	-	(27,571)
Dividends	-	-	-	-	-	-	(17,598)	-	-	-	(17,598)
Balance as of March 31, 2021	-	$-	-	$-	175,320,414	$1,746	$551,135	$(267,406)	$59	$5,647	$291,181
Net (loss) income	-	-	-	-	-	-	-	(6,044)	-	4,310	(1,734)
Other comprehensive income	-	-	-	-	-	-	-	-	101,363	327	101,690
Share-based compensation expense	-	-	-	-	-	-	1,613	-	-	-	1,613
Shares issued as consideration in business combinations	-	-	-	-	31,372,549	314	1,400,470	-	-	-	1,400,784
Issuance of shares for vested RSUs	-	-	-	-	8,930	-	-	-	-	-	-
Shares withheld from employees related to share-based compensation, at cost	-	-	-	-	(3,329)	-	(164)	-	-	-	(164)
Non-controlling interest acquired in business combinations	-	-	-	-	-	-	-	-	-	229,285	229,285
Dividends	-	-	-	-	-	-	(20,736)	-	-	-	(20,736)
Balance as of June 30, 2021	-	$-	-	$-	206,698,564	$2,060	$1,932,318	$(273,450)	$101,422	$239,569	$2,001,919
Net loss	-	-	-	-	-	-	-	(9,806)	-	(7,963)	(17,769)
Other comprehensive loss	-	-	-	-	-	-	-	-	(76,797)	(199)	(76,996)
Share-based compensation expense	-	-	-	-	-	-	1,562	-	-	-	1,562
Adjustments related to business combinations	-	-	-	-	-	-	-	-	-	(319)	(319)
Issuance of shares for vested RSUs	-	-	-	-	193,193	9	(9)	-	-	-	-
Shares withheld from employees related to share-based compensation, at cost	-	-	-	-	(28,515)	-	(478)	-	-	-	(478)
Dividends	-	-	-	-	-	-	(20,750)	-	-	(3,019)	(23,769)
Balance as of September 30, 2021	-	$-	-	$-	206,863,242	$2,069	$1,912,643	$(283,256)	$24,625	$228,069	$1,884,150

	Class A shares		Class B shares		Class A common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non- controlling	Total stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	(loss) income	interest	equity
Balance as of December 31, 2019	23,607,096	$130,658	144,342,572	$-	-	$-	$-	$(45,823)	$(30)	$302,519	$387,324
Cumulative effect of accounting changes	-	-	-	-	-	-	-	(1,533)	-	(7,780)	(9,313)
Net loss	-	-	-	-	-	-	-	(8,466)	-	(51,757)	(60,223)
Other comprehensive loss	-	-	-	-	-	-	-	-	(53)	(316)	(369)
Share-based compensation expense	-	2,508	-	-	-	-	-	-	-	-	2,508
Issuance of shares for vested RSUs	1,212,907	-	-	-	-	-	-	-	-	-	-
Shares withheld from employees related to share-based compensation, at cost	(583,508)	(6,132)	-	-	-	-	-	-	-	-	(6,132)
Balance as of March 31, 2020	24,236,495	$127,034	144,342,572	$-	-	$-	$-	$(55,822)	$(83)	$242,666	$313,795
Net loss	-	-	-	-	-	-	-	(137,493)	-	(29,094)	(166,587)
Other comprehensive income	-	-	-	-	-	-	-	-	435	85	520
Share-based compensation expense	-	1,922	-	-	-	-	-	-	-	-	1,922
Issuance of shares for vested RSUs	11,529	-	-	-	-	-	-	-	-	-	-
Shares withheld from employees related to share-based compensation, at cost	(3,250)	(40)	-	-	-	-	-	-	-	-	(40)
Exchange of NFI units	144,342,572	206,587	(144,342,572)	-	-	-	-	-	-	(206,587)	-
Balance as of June 30, 2020	168,587,346	$335,503	-	$-	-	$-	$-	$(193,315)	$352	$7,070	$149,610
Conversion from LLC to Corporation	(168,587,346)	(335,503)	-	-	168,587,346	1,687	333,816	-	-	-	-
Net loss	-	-	-	-	-	-	-	(36,358)	-	(312)	(36,670)
Other comprehensive income (loss)	-	-	-	-	-	-	-	-	(267)	1,238	971
Share-based compensation expense	-	-	-	-	-	-	2,071	-	-	-	2,071
Issuance of shares for vested RSUs	-	-	-	-	157,148	-	-	-	-	-	-
Shares withheld from employees related to share-based compensation, at cost	-	-	-	-	(6,071)	-	(239)	-	-	-	(239)
Dividends	-	-	-	-	-	-	(17,006)	-	-	-	(17,006)
Balance as of September 30, 2020	-	$-	-	$-	168,738,423	$1,687	$318,642	$(229,673)	$85	$7,996	$98,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy Inc.
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2021 and 2020
(Unaudited, in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(59,012)	$(263,480)
Adjustments for:
Amortization of deferred financing costs and debt guarantee, net	9,503	9,949
Depreciation and amortization	68,971	23,025
(Earnings) losses of equity method investees	(22,958)	-
Dividends received from equity method investees	14,259	-
Sales-type lease payments received in excess of interest income	1,458	-
Change in market value of derivatives	(4,955)	-
Contract termination charges and loss on mitigation sales	-	71,510
Loss on extinguishment and financing expenses	-	37,090
Deferred taxes	(4,280)	388
Change in value of Investment of equity securities	(7,265)	2,376
Share-based compensation	4,945	6,501
Other	72	1,895
Changes in operating assets and liabilities, net of acquisitions:
(Increase) in receivables	(75,633)	(43,307)
(Increase) Decrease in inventories	(56,172)	26,691
Decrease (Increase) in other assets	25,500	(16,526)
Decrease in right-of-use assets	3,149	31,910
(Decrease) Increase in accounts payable/accrued liabilities	(2,530)	23,982
(Decrease) in amounts due to affiliates	(2,070)	(1,033)
(Decrease) in lease liabilities	(2,510)	(30,930)
(Decrease) Increase in other liabilities	(30,159)	4,249
Net cash (used in) operating activities	(139,687)	(115,710)

Cash flows from investing activities
Capital expenditures	(430,549)	(115,841)
Cash paid for business combinations, net of cash acquired	(1,586,042)	-
Entities acquired in asset acquisitions, net of cash acquired	(8,817)	-
Other investing activities	(5,750)	137
Net cash (used in) provided by investing activities	(2,031,158)	(115,704)

Cash flows from financing activities
Proceeds from borrowings of debt	2,234,650	1,832,144
Payment of deferred financing costs	(35,846)	(27,099)
Repayment of debt	(229,887)	(1,490,002)
Payments related to tax withholdings for share-based compensation	(29,717)	(6,356)
Payment of dividends	(65,051)	(16,871)
Net cash provided by financing activities	1,874,149	291,816
Impact of changes in foreign exchange rates on cash and cash equivalents	1,960	-
Net (decrease) increase in cash, cash equivalents and restricted cash	(294,736)	60,402
Cash, cash equivalents and restricted cash – beginning of period	629,336	93,035
Cash, cash equivalents and restricted cash – end of period	$334,600	$153,437

Supplemental disclosure of non-cash investing and financing activities:
Changes in accounts payable and accrued liabilities associated with construction in progress and property, plant and equipment additions	$187,295	$(4,682)
Liabilities associated with consideration paid for entities acquired in asset acquisitions	9,959	-
Consideration paid in shares for business combinations	1,400,784	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

1.	Organization

New Fortress Energy Inc. (“NFE,” together with its subsidiaries, the “Company”), a Delaware corporation, is a global integrated gas-to-power infrastructure company that seeks to use natural gas to satisfy the world’s large and growing power needs and is engaged in providing energy and development services to end-users worldwide seeking to convert their operating assets from diesel or heavy fuel oil to LNG. The Company has liquefaction, regasification and power generation operations in the United States, Jamaica and Brazil. Subsequent to the Mergers (defined below), the Company has marine operations with vessels operating under time charters and in the spot market globally.

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

As a result of the Mergers, the Company acquired one operating FSRU terminal in Sergipe, Brazil (the “Sergipe Facility”), a 50% interest in a 1.5GW power plant in Sergipe, Brazil (the “Sergipe Power Plant”), as well as two other FSRU terminals in development in Pará, Brazil (the “Barcarena Facility”) and Santa Catarina, Brazil (the “Santa Catarina Facility”).

The Company acquired the Nanook, a newbuild FSRU moored and in service at the Sergipe Facility.  In addition to the Nanook, the Company acquired a fleet of six other FSRUs, six LNG carriers and an interest in a floating liquefaction vessel, the Hilli Episeyo (the “Hilli”), which receives, liquefies and stores LNG at sea and transfers it to LNG carriers that berth while offshore, each of which are expected to help support the Company’s existing facilities and international project pipeline. The majority of the FSRUs are operating in Brazil, Kuwait, Indonesia, Jamaica and Jordan under time charters, and uncontracted vessels are available for short term employment in the spot market.

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

The sale and leaseback financings of certain vessels acquired in the Mergers were consummated with VIEs. As part of these financings, the asset was sold to a single asset entity of the lending bank and then leased back. While the Company does not hold an equity investment in these entities, these entities are VIEs, and the Company has a variable interest in the entities due to the guarantees and fixed price repurchase options that absorb the losses of the VIE that could potentially be significant to the entity. The Company has concluded that it has the power to direct the economic activities that most impact the economic performance as it controls the significant decisions relating to the assets and it has the obligation to absorb losses or the right to receive the residual returns from the leased asset. As NFE has no equity interest in these VIEs, all equity attributable to these VIEs is included in non-controlling interests in the condensed consolidated financial statements.

(b)	Revenue recognition

Terminals and Infrastructure

Within the Terminals and Infrastructure segment, the Company’s contracts with customers may contain one or several performance obligations usually consisting of the sale of LNG, natural gas, power and steam, which are outputs from the Company’s natural gas-fueled infrastructure. The transaction price for each of these contracts is structured using similar inputs and factors regardless of the output delivered to the customer. The customers consume the benefit of the natural gas, power and steam when they are delivered by the Company to the customer’s power generation facilities or interconnection facility. Natural gas, power and steam qualify as a series with revenue being recognized over time using an output method, based on the quantity of natural gas, power or steam that the customer has consumed. LNG is delivered in containers transported by truck to customer sites, but may also be delivered via vessel to an unloading point specified in a contract. Revenue from sales of LNG is recognized at the point in time at which physical possession and the risks and rewards of ownership transfer to the customer, depending on the terms of the contract. Because the nature, timing and uncertainty of revenue and cash flows are substantially the same for LNG, natural gas, power and steam, the Company has presented Operating revenue on an aggregated basis.

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

Revenues include lease payments under charters accounted for as operating leases and fees for repositioning vessels. Revenues generated from charters contracts are recorded over the term of the charter on a straight-line basis as service is provided and is included in Vessel charter revenue in the condensed consolidated statements of operations and comprehensive loss. Lease payments includes fixed payments (including in-substance fixed payments that are unavoidable) and variable payments based on a rate or index. For operating leases, the Company has elected the practical expedient to combine service revenue and operating lease income as the timing and pattern of transfer of the components are the same. Variable lease payments are recognized in the period in which the circumstances on which the variable lease payments are based become probable or occur.

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

The Company’s LNG carriers may participate in an LNG carrier pool collaborative arrangement with Golar LNG Limited, referred to as the Cool Pool. The Cool Pool allows the pool participants to optimize the operation of the pool vessels through improved scheduling ability, cost efficiencies and common marketing. Under the Pool Agreement, the Pool Manager is responsible, as an agent, for the marketing and chartering of the participating vessels and paying certain voyage costs such as port call expenses and brokers’ commissions in relation to employment contracts, with each of the Pool Participants continuing to be fully responsible for fulfilling the performance obligations in the contract.

The Company is primarily responsible for fulfilling the performance obligations in the time charters of vessels owned by the Company, and the Company is the principal in such time charters. Revenue and expenses for charters of the Company’s vessels that participate in the Cool Pool are presented on a gross basis within Vessel charter revenues and Vessel operating expenses, respectively, in the condensed consolidated statements of operations and comprehensive loss. The Company’s allocation of its share of the net revenues earned from the other pool participants’ vessels, which may be either income or expense depending on the results of all pool participants, is reflected on a net basis within Vessel operating expenses in the condensed consolidated statements of operations and comprehensive loss.

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

Initial direct costs include costs directly related to the negotiation and consummation of the lease are deferred and recognized in Vessel operating expenses over the lease term.

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

As part of the Mergers, the Company acquired derivative positions that were used to reduce market risks associated with interest rates and foreign exchange rates. All derivative instruments are initially recorded at fair value as either assets or liabilities on the condensed consolidated balance sheets and subsequently remeasured to fair value, regardless of the purpose or intent for holding the derivative. The Company has not designated any derivatives as cash flow or fair value hedges; however, certain instruments may be considered economic hedges.

(h)	Property, plant and equipment, net

Property, plant and equipment is recorded at cost. Expenditures for construction activities and betterments that extend the useful life of the asset are capitalized. Vessel refurbishment costs are capitalized and depreciated over the vessels’ remaining useful economic lives. Refurbishment costs increase the capacity or improve the efficiency or safety of vessels and equipment. Expenditures for routine maintenance and repairs for assets in the Terminals and Infrastructure segment are charged to expense as incurred within Operations and maintenance in the condensed consolidated statements of operations and comprehensive loss; such expenditures for assets in the Ships segment that do not improve the operating efficiency or extend the useful lives of the vessels are expensed as incurred within Vessel operating expenses.

Major maintenance and overhauls of the Company’s power plant and terminals are capitalized and depreciated over the expected period until the next anticipated major maintenance or overhaul. Drydocking expenditures are capitalized when incurred and amortized over the period until the next anticipated drydocking, which is generally five years. For vessels, the Company utilizes the “built-in overhaul” method of accounting. The built-in overhaul method is based on the segregation of vessel costs into those that should be depreciated over the useful life of the vessel and those that require drydocking at periodic intervals to reflect the different useful lives of the components of the assets. The estimated cost of the drydocking component is depreciated until the date of the first drydocking following acquisition of the vessel, upon which the cost is capitalized, and the process is repeated. If drydocking occurs prior to the expected timing, a cumulative adjustment to recognize the change in expected timing of drydocking is recognized within Depreciation and amortization in the condensed consolidated statements of operations and comprehensive loss.

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

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU 2020-06 requires entities to provide expanded disclosures about the terms and features of convertible instruments and amends certain guidance in ASC 260 on the computation of EPS for convertible instruments and contracts on an entity’s own equity. ASU 2020-06 is effective for public companies for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption of all amendments in the same period permitted. The Company will adopt this guidance in the first quarter of 2022 and does not expect it to have a material impact on the Company’s financial position results of operations or cash flows.

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

Hygo	As of April 15, 2021
Assets Acquired
Cash and cash equivalents	$26,641
Restricted cash	48,183
Accounts receivable	5,126
Inventory	1,022
Other current assets	8,095
Assets under development	128,625
Property, plant and equipment, net	385,389
Equity method investments	823,521
Finance leases, net	601,000
Deferred tax assets, net	1,065
Other non-current assets	52,996
Total assets acquired:	$2,081,663
Liabilities Assumed
Current portion of long-term debt	$38,712
Accounts payable	3,059
Accrued liabilities	39,149
Other current liabilities	13,495
Long-term debt	433,778
Deferred tax liabilities, net	254,949
Other non-current liabilities	21,520
Total liabilities assumed:	804,662
Non-controlling interest	36,115
Net assets acquired:	1,240,886
Goodwill	$739,898

During the three months ended September 30, 2021, the Company made certain measurement period adjustments to the assets acquired, liabilities assumed and non-controlling interests of Hygo due to additional information utilized to determine fair value during the measurement period. The measurement period adjustment impacted the fair value of debt assumed, including associated impacts to non-controlling interests and deferred tax liabilities. The measurement period adjustment decreased goodwill by $7,039, and the Company recognized additional interest expense of $1,088 in the three months ended September 30, 2021.

The fair value of Hygo’s non-controlling interest (“NCI”) as of April 15, 2021 was $36,115, including the fair value of the net assets of VIEs that Hygo has consolidated. These VIEs are special purpose vehicles (“SPV”) for the sale and leaseback of certain vessels, and Hygo has no equity investment in these entities. The fair value of NCI was determined based on the valuation of the SPV’s external debt and the lease receivable asset associated with the sales leaseback transaction with Hygo’s subsidiary, using a discounted cash flow method.

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

The Company’s results of operations for the nine months ended September 30, 2021 include Hygo’s result of operations from the date of acquisition, April 15, 2021, through September 30, 2021. Revenue and net income (loss) attributable to Hygo during the period was $42,136 and $9,324, respectively.

GMLP Merger

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

GMLP	As of April 15, 2021
Assets Acquired
Cash and cash equivalents	$41,461
Restricted cash	24,816
Accounts receivable	3,195
Inventory	2,151
Other current assets	2,789
Equity method investments	355,500
Property, plant and equipment, net	1,063,215
Intangible assets, net	120,000
Deferred tax assets, net	963
Other non-current assets	4,400
Total assets acquired:	$1,618,490
Liabilities Assumed
Current portion of long-term debt	$158,073
Accounts payable	3,019
Accrued liabilities	17,226
Other current liabilities	73,774
Deferred tax liabilities, net	16,008
Other non-current liabilities	10,630
Total liabilities assumed:	278,730
Non-controlling interest	192,851
Net assets to be acquired:	1,146,909
Goodwill	$234

During the three months ended September 30, 2021, the Company made certain measurement period adjustments to the assets acquired, liabilities assumed and non-controlling interests of GMLP due to additional information utilized to determine fair value during the measurement period. The measurement period adjustment impacted the fair value of debt assumed, including associated impacts to non-controlling interests. The measurement period adjustment decreased goodwill by $1,431, and the Company recognized an amortization of the discount on debt of $11,119 as an addition to interest expense for the period after the GMLP Merger.

The fair value of GMLP’s NCI as of April 15, 2021 was $192,851, which represents the fair value of other investors’ interest in the Mazo, GMLP’s preferred units which were not acquired by the Company and the fair value of net assets of an SPV formed for the purpose of a sale and leaseback of the Eskimo. The fair value of GMLP’s preferred units and the valuation of the SPV’s external debt and the lease receivable asset associated with the sale leaseback transaction have been estimated using a discounted cash flow method.

The fair value of receivables acquired from GMLP is $4,797, which approximates the gross contractual amount; no material amounts are expected to be uncollectible.

The Company acquired favorable and unfavorable leases for the use of GMLP’s vessels. The fair value of the favorable contracts is $120,000 and the fair value of the unfavorable contracts is $13,400. The total weighted average amortization period is approximately three years; the favorable contract asset has a weighted average amortization period of approximately three years and the unfavorable contract liability has a weighted average amortization period of approximately one year.

The Company and GMLP had an existing lease agreement prior to the GMLP Merger. As a result of the acquisition, the lease agreement and any associated receivable and payable balances are effectively settled. The lease agreement also included provisions that required a subsidiary of NFE to indemnify GMLP to the extent that GMLP incurred certain tax liabilities as a result of the lease. A loss of $3,978 related to settlement of this indemnification provision was recognized in Transaction and integration costs in the condensed consolidated statements of operations and comprehensive loss in the second quarter of 2021.

The Company’s results of operations for the nine months ended September 30, 2021 include GMLP’s result of operations from the date of acquisition, April 15, 2021, through September 30, 2021. Revenue and net income (loss) attributable to GMLP during this period was $123,261 and $82,310, respectively.

Acquisition costs associated with the Mergers of $58 and $33,530 for the three and nine months ended September 30, 2021 were included in Transaction and integration costs in the Company’s condensed consolidated statements of operations and comprehensive loss.

Unaudited pro forma financial information

The following table summarizes the unaudited pro forma condensed financial information of the Company as if the Mergers had occurred on January 1, 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$304,656	$229,619	$780,875	$571,892
Net income (loss)	(8,994)	(35,127)	(75,963)	(357,190)
Net income (loss) attributable to stockholders	(12,822)	(36,870)	(95,954)	(281,127)

The unaudited pro forma financial information is based on historical results of operations as if the acquisitions had occurred on January 1, 2020, adjusted for transaction costs incurred, adjustments to depreciation expense associated with the recognition of the fair value of vessels acquired, additional amortization expense associated with the recognition of the fair value of favorable and unfavorable customer contracts for vessel charters, additional interest expense as a result of incurring new debt and extinguishing historical debt, elimination of a pre-existing lease relationship between the Company and GMLP, and a step-up of the equity method investments and a favorable power purchase agreement contract.

Pro forma net income (loss) for the nine months ended September 30, 2020 includes non-recurring expenses associated with the Mergers of $37,508; such non-recurring expenses have been removed from the pro forma financial information for the nine months ended September 30, 2021. Transaction costs incurred and the elimination of a pre-existing lease relationship between the Company and GMLP are considered to be non-recurring. The unaudited pro forma financial information does not give effect to any synergies, operating efficiencies or cost savings that may result from the Mergers.

GLNG management and services agreements

In connection with the closing of the Mergers, the Company entered into multiple agreements with Golar Management Limited, a subsidiary of GLNG (“Golar Management”), including omnibus agreements, transition services agreements, ship management agreements and other services agreements described as follows:

•
The Company and Golar Management entered into transition service agreements whereby Golar Management provides certain administrative and consulting services to facilitate the integration of GMLP and Hygo (the “Transition Services Agreements”). The Transition Services Agreements commenced on April 15, 2021 and will terminate on April 30, 2022 unless terminated earlier by either party. The Company pays Golar Management monthly payments of $250 and will reimburse Golar Management for all reasonable and documented out-of-pocket expenses or remittances of funds paid to a third party in connection with the provision of the Transition Services.

•
The Company’s vessel-owning subsidiaries entered into ship management agreements with Golar Management (the “Ship Management Agreements”), pursuant to which Golar Management provides certain technical, crew, insurance and commercial management services for the acquired vessels for a specified annual cost per vessel. The Ship Management Agreements commenced on April 15, 2021 will continue until terminated by either party by notice, in which event the relevant Ship Management Agreements will terminate upon the later of 12 months after April 15, 2021 or two months from the date on which such notice is received.

•
The Company also entered into certain agreements  to facilitate the integration of the acquired businesses and their operations whereby GLNG or its subsidiaries will continue to provide certain guarantees and indemnities under charter arrangements or GMLP’s and Hygo’s sale leaseback agreements. NFE pays the relevant Charter Guarantor or Golar an annual guarantee fee of $250 per vessel.

•
The Company and Golar Management (Bermuda) Limited (“Golar Bermuda”) entered into a services agreement (the “Bermuda Services Agreement”) pursuant to which Golar Bermuda will act as GMLP’s and Hygo’s registered office in Bermuda and provide certain corporate secretarial, registrar and administration services (the “Bermuda Services Agreements”). The Bermuda Services Agreements commenced on April 15, 2021. Either party may terminate the Bermuda Services Agreements upon 30 days’ prior written notice. Golar Partners and Hygo pay Golar Bermuda an aggregate annual fee of $50 for the Bermuda services and will reimburse Golar Bermuda for all incidental documented costs and expenses reasonably incurred by Golar Bermuda and its designees in connection with the provision of the Bermuda services.

During the period subsequent to the completion of the Mergers, the Company incurred $3,387 and $6,487 for the three and nine months ended September 30, 2021, respectively, in management, services or guarantee fees under these agreements with GLNG, Golar Management or GLNG affiliated entities.

Asset acquisitions

On January 12, 2021, the Company acquired 100% of the outstanding share quota of CH4 Energia Ltda. (“CH4”), an entity that owns key permits and authorizations to develop an LNG terminal and an up to 1.37 GW gas-fired power plant at the Port of Suape in Brazil. The purchase consideration consisted of $903 of cash paid at closing in addition to potential future payments contingent on achieving certain construction milestones of up to approximately $3,600. As the contingent payments meet the definition of a derivative, the fair value of the contingent payments as of the acquisition date of $3,047 was included as part of the purchase consideration and was recognized in Other non-current liabilities on the condensed consolidated balance sheets. The selling shareholders of CH4 may also receive future payments based on gas consumed by the power plant or sold to customers from the LNG terminal. For the three and nine months ended September 30, 2021, the Company recognized a gain from the change in fair value of the derivative liability of $62 and $9, respectively, which is presented in Other (income) expense, net in the condensed consolidated statements of operations and comprehensive loss.

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

The purchase consideration consisted of $8,041 of cash paid at closing in addition to potential future payments contingent on achieving commercial operations of the gas-fired power plant at the Port of Suape of up to approximately $10.5 million. As the contingent payments meet the definition of a derivative, the fair value of the contingent payments as of the acquisition date of $7,473 was included as part of the purchase consideration and was recognized in Other non-current liabilities on the condensed consolidated balance sheets. The selling shareholders may also receive future payments based on power generated by the power plant in Suape, subject to a maximum payment of approximately $4.6 million. For the three and nine months ended September 30, 2021, the Company recognized a gain from the change in fair value of the derivative liability of $843 and $427, respectively, which is presented in Other (income) expense, net in the condensed consolidated statements of operations and comprehensive loss.

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

Lessor VIEs

The Company assumed sale leaseback arrangements for four vessels as part of the Mergers. The counterparty to each of these sale leaseback arrangements is a VIE, and these lessor VIEs are SPVs wholly owned by financial institutions. While the Company does not own hold an equity investment in these entities, these lessor VIEs are consolidated in the condensed consolidated financial statements.  As the Company has no equity attributable to these lessor VIEs, all equity attributable to these lessor VIEs is included in non- controlling interests in the condensed consolidated financial statements. Transactions between our wholly-owned subsidiaries and these VIEs are eliminated in consolidation, including sale leaseback transactions.

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

While the Company does not hold an equity investment in the above SPVs, the Company has a variable interest in these SPVs. The Company is the primary beneficiary of these VIEs and, accordingly, these VIEs are consolidated into the Company’s financial results for the period after the Mergers. The effect of the bareboat charter arrangements is eliminated upon consolidation of the SPVs. The equity attributable to CMBL, CCBFL, COSCO and AVIC in their respective VIEs are included in non-controlling interests in the condensed consolidated financial statements. As of September 30, 2021, the Eskimo, Penguin and Celsius are recorded as Property, plant and equipment, net on the condensed consolidated balance sheet, and the Nanook was recognized in Finance leases, net on the condensed consolidated balance sheet.

The following table gives a summary of the sale and leaseback arrangements, including repurchase options and obligations as of September 30, 2021:

Vessel	End of lease term	Date of next repurchase option	Repurchase price at next repurchase option date	Repurchase obligation at end of lease term
Eskimo	$November 2025	$November 2021	$189,100	$128,250
Nanook	September 2030	December 2021	202,116	94,179
Penguin	December 2025	December 2021	92,761	63,040
Celsius	March 2027	March 2022	98,290	45,000

A summary of payment obligations under the bareboat charters with the lessor VIEs as of September 30, 2021, are shown below:

Vessel	Remaining 2021	2022	2023	2024	2025	_2026+
Eskimo	$3,353	$-	$-	$-	$-	$-
Nanook	5,477	21,561	20,964	20,390	19,768	85,754
Penguin	2,955	11,663	11,322	10,962	8,002	-
Celsius	3,976	15,574	15,023	14,484	13,922	12,753

The payment obligation table above includes variable rental payments due under the lease based on an assumed LIBOR plus margin but excludes the repurchase obligation at the end of lease term.

The assets and liabilities of these lessor VIEs that most significantly impact the condensed consolidated balance sheet as of September 30, 2021 are as follows:

	Eskimo	Nanook	Penguin	Celsius
Assets
Restricted cash	$-	$19,533	$9,690	$24,924
Liabilities
Long-term interest bearing debt - current portion	$152,004	$-	$18,813	$5,870
Long-term interest bearing debt - non-current portion	-	202,006	77,738	110,336

As a result of the Mergers, the most significant impact of the lessor VIEs operations on the Company’s condensed consolidated statement of operations is an addition to interest expense of $15,263 and $8,628 for the three and nine months ended September 30, 2021, respectively. Upon assumption of the debt held by VIEs in conjunction with the Mergers, the Company recognized the liabilities assumed at fair value, and the amortization of the discount of $11,550 and $1,843 has been recognized as an addition to interest expense incurred of $3,713 and $6,785 for the three and nine months ended, respectively. The most significant impact of the lessor VIEs cash flows on the condensed consolidated statements of cash flows is net cash used in financing activities of $21,061 for the period subsequent to the completion of the Mergers.

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

As of September 30, 2021 the maximum exposure as a result of the Company’s ownership in the Hilli LLC is the carrying value of the equity method investment of $363,543 and the outstanding portion of the Hilli Leaseback (defined below) which have been guaranteed by the Company.

6.	Revenue recognition

Operating revenue includes revenue from sales of LNG and natural gas as well as outputs from the Company’s natural gas-fueled power generation facilities, including power and steam. Other revenue includes revenue for development services as well as interest income from the Company’s finance leases and other revenue. The table below summarizes the balances in Other revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Development services revenue	$25,264	$51,974	$125,924	$79,540
Interest income and other revenue	12,347	1,021	22,617	2,872
Total other revenue	$37,611	$52,995	$148,541	$82,412

Development services revenue recognized in the three and nine months ended September 30, 2021 included $25,264 and $114,654, respectively, for the customer’s use of natural gas as part of commissioning their assets.

Under most customer contracts, invoicing occurs once the Company’s performance obligations have been satisfied, at which point payment is unconditional. As of September 30, 2021 and December 31, 2020, receivables related to revenue from contracts with customers totaled $126,783 and $76,431, respectively, and were included in Receivables, net on the condensed consolidated balance sheets, net of current expected credit losses of $130 and $98, respectively. Other items included in Receivables, net not related to revenue from contracts with customers represent leases which are accounted for outside the scope of ASC 606 and receivables associated with reimbursable costs.

The Company has recognized contract liabilities, comprised of unconditional payments due or paid under the contracts with customers prior to the Company’s satisfaction of the related performance obligations. The performance obligations are expected to be satisfied during the next 12 months, and the contract liabilities are classified within Other current liabilities on the condensed consolidated balance sheets. Contract assets are comprised of the transaction price allocated to completed performance obligations that will be billed to customers in subsequent periods. The contract liabilities and contract assets balances as of September 30, 2021 and December 31, 2020 are detailed below:

	September 30, 2021	December 31, 2020
Contract assets, net - current	$7,310	$4,029
Contract assets, net - non-current	38,554	30,434
Total contract assets, net	$45,864	$34,463

Contract liabilities	$2,371	$8,399

Revenue recognized in the year from:
Amounts included in contract liabilities at the beginning of the year	$6,340	$6,542

Contract assets are presented net of expected credit losses of $530 and $376 as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021 and December 31, 2020, contract assets was comprised of $45,513 and $6,821 of unbilled receivables, respectively, that represent unconditional rights to payment only subject to the passage of time.

The Company has recognized costs to fulfill a contract with a significant customer, which primarily consist of expenses required to enhance resources to deliver under the agreement with the customer. As of September 30, 2021, the Company has capitalized $11,132, of which $604 of these costs is presented within Other current assets and $10,528 is presented within Other non-current assets on the condensed consolidated balance sheets. As of December 31, 2020, the Company had capitalized $11,276, of which $588 of these costs was presented within Other current assets and $10,688 was presented within Other non-current assets on the condensed consolidated balance sheets. In the first quarter of 2020, the Company began delivery under the agreement and started recognizing these costs on a straight-line basis over the expected term of the agreement.

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

Period	Revenue
Remainder of 2021	$67,761
2022	474,995
2023	515,235
2024	511,719
2025	503,099
Thereafter	8,446,430
Total	$10,519,239

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

Lessor arrangements

The Company’s vessel charters of LNG carriers and FSRUs can take the form of operating or finance leases. Property, plant and equipment subject to vessel charters accounted for as operating leases is included within Vessels within Note 14 Property, plant and equipment, net. The following is the carrying amount of property, plant and equipment that is leased to customers under operating leases:

	September 30, 2021	December 31, 2020
Property, plant and equipment	$1,274,293	$18,394
Accumulated depreciation	(20,128)	(932)
Property, plant and equipment, net	$1,254,165	$17,462

The components of lease income from vessel operating leases for the three and nine months ended September 30, 2021 were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Operating lease income	$74,069	$136,095
Variable lease income	3,096	4,466
Total operating lease income	$77,165	$140,561

The Company’s charter of the Nanook to CELSE and certain equipment leases provided in connection with the supply of natural gas or LNG are accounted for as finance leases.

The Company recognized interest income of $11,607 and $21,288 for the three months and nine months ended September 30, 2021, respectively, related to the finance lease of the Nanook included within Other revenue in the condensed consolidated statements of operations and comprehensive loss.  The Company recognized revenue of $1,491 and $2,656 for the three months and nine months ended September 30, 2021, respectively, related to the operation and services agreement within Vessel charter revenue in the condensed consolidated statements of operations and comprehensive loss.

As of September 30, 2021, there were outstanding balances due from CELSE of $6,183, of which $4,210 is recognized in Receivables, net and a loan to CELSE of $1,973 is recognized in Prepaid expenses and other current assets, net on the condensed consolidated balance sheets. CELSE is an affiliate due to the equity method investment held in CELSE’s parent, CELSEPAR, and as such, these transactions and balances are related party in nature.

The following table shows the expected future lease payments as of September 30, 2021, for the remainder of 2021 through 2025 and thereafter:

	Future cash receipts
	Financing Leases	Operating Leases
Remainder of 2021	$12,478	$64,827
2022	49,951	244,239
2023	50,616	144,375
2024	51,442	105,572
2025	51,876	25,961
Thereafter	1,104,102	-
Total minimum lease receivable	$1,320,465	$584,974
Unguaranteed residual value	107,000
Gross investment in sales-type lease	$1,427,465
Less: Unearned interest income	818,758
Less: Current expected credit losses	1,546
Net investment in leased vessel	$607,161

Current portion of net investment in leased asset	$3,499
Non-current portion of net investment in leased asset	603,662

7.	Leases, as lessee

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

As of September 30, 2021 and December 31, 2020, right-of-use assets, current lease liabilities and non-current lease liabilities consisted of the following:

	September 30, 2021	December 31, 2020
Operating right-of-use-assets	$126,424	$141,347
Finance right-of-use-assets (1)	19,517	-
Total right-of-use assets	$145,941	$141,347

Current lease liabilities:
Operating lease liabilities	$28,871	$35,481
Finance lease liabilities	3,138	-
Total current lease liabilities	$32,009	$35,481
Non-current lease liabilities:
Operating lease liabilities	$80,736	$84,323
Finance lease liabilities	12,585	-
Total non-current lease liabilities	$93,321	$84,323

(1) Finance lease right-of-use assets are recorded net of accumulated amortization of $289 as of September 30, 2021.

For the three and nine months ended September 30, 2021 and 2020, the Company’s operating lease cost recorded within the condensed consolidated statements of operations and comprehensive loss were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fixed lease cost	$9,450	$11,160	$30,231	$28,024
Variable lease cost	221	1,054	1,417	1,767
Short-term lease cost	523	473	2,752	1,088

Lease cost - Cost of sales	$7,954	$10,690	$27,983	$26,150
Lease cost - Operations and maintenance	486	619	1,592	1,447
Lease cost - Selling, general and administrative	1,754	1,378	4,825	3,282

For the three and nine months ended September 30, 2021, the Company has capitalized $5,297 and $8,809 of lease costs, respectively, for vessels and port space used during the commissioning of development projects in addition to short-term lease costs for vessels chartered by the Company to transport inventory from a supplier’s facilities to the Company’s storage locations which are capitalized to inventory.

Beginning in the second quarter of 2021, leases for ISO tanks and a parcel of land that transfer the ownership in underlying assets to the Company at the end of the lease have commenced, and these leases are treated as finance leases. For the three and nine months ended September 30, 2021, the Company recognized interest expense related to finance leases of $152 and $202, respectively, which are included within Interest expense, net in the condensed consolidated statements of operations and comprehensive loss. For the three and nine months ended September 30, 2021, the Company recognized amortization of the right-of-use asset related to finance leases of $228 and $289, respectively, which are included within Depreciation and amortization in the condensed consolidated statements of operations and comprehensive loss.

Cash paid for operating leases is reported in operating activities in the condensed consolidated statements of cash flows. Supplemental cash flow information related to leases was as follows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Operating cash outflows for operating lease liabilities	$26,905	$32,230
Financing cash outflows for finance lease liabilities	1,092	-
Right-of-use assets obtained in exchange for new operating lease liabilities	7,377	172,053
Right-of-use assets obtained in exchange for new finance lease liabilities	19,805	-

The future payments due under operating and finance leases as of September 30, 2021 are as follows:

	Operating Leases	Financing Leases
Due remainder of 2021	$9,788	$1,218
2022	33,540	3,449
2023	26,868	3,519
2024	20,496	3,538
2025	12,085	3,538
Thereafter	61,417	2,883
Total Lease Payments	$164,194	$18,145
Less: effects of discounting	54,587	2,422
Present value of lease liabilities	$109,607	$15,723

Current lease liability	$28,871	$3,138
Non-current lease liability	80,736	12,585

As of September 30, 2021, the weighted-average remaining lease term for operating leases was 8.4 years and finance leases was 5.4 years. Because the Company generally does not have access to the rate implicit in the lease, the incremental borrowing rate is utilized as the discount rate. The weighted average discount rate associated with operating leases as of September 30, 2021 was 8.5%. The weighted average discount rate associated with finance leases as of September 30, 2021 was 5.1%.

The Company has entered into several leases for ISO tanks that have not commenced as of September 30, 2021 with noncancelable terms of 5 years and including fixed payments of approximately $6.3 million.

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

The following table summarizes the terms of interest rate and cross currency interest rate swaps as of September 30, 2021:

Instrument	Notional Amount	Maturity Dates	Fixed Interest Rate	Forward Foreign Exchange Rate
Interest rate swap: Receiving floating, pay fixed	$372,750,000	March 31, 2026	_2.86%	N/A
Cross currency interest rate swap - Debenture Loan, due 2024	BRL 230,100,142	September 2024	_5.90%	_5.424

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

The following table presents the Company’s financial assets and financial liabilities, including those that are measured at fair value, as of September 30, 2021 and December 31, 2020:

_	Fair Value Hierarchy	September 30, 2021 Carrying Value	September 30, 2021 Fair Value	December 31, 2020 Carrying Value	December 31, 2020 Fair Value	Valuation Technique
Non-Derivatives:
Cash and cash equivalents	Level 1	$224,383	$224,383	$601,522	$601,522	Market approach
Restricted cash	Level 1	110,217	110,217	27,814	27,814	Market approach
Investment in equity securities	Level 1	12,421	12,421	256	256	Market approach
Investment in equity securities	Level 3	1,849	1,849	1,000	1,000	Market approach
Long-term debt(1)	Level 2	3,888,894	3,685,935	1,250,000	1,327,488	Market approach
Derivatives:
Derivative liability(2)(3)	Level 3	31,803	31,803	10,716	10,716	Income approach
Equity agreement(3)(4)	Level 3	18,893	18,893	22,768	22,768	Income approach
Interest rate swap liability(5)(6)	Level 2	28,046	28,046	-	-	Income approach

 (1) Long-term debt is recorded at amortized cost on the condensed consolidated balance sheets, and is presented in the above table gross of deferred financing costs of $41,483 and $10,439 as of September 30, 2021 and December 31, 2020, respectively.
 (2) Consideration due to the sellers in assets acquisitions when certain contingent events occur. The liability associated with the derivative liabilities is recorded within Other long-term liabilities on the condensed consolidated balance sheets.
 (3) The Company estimates fair value of the derivative liability and equity agreement using a discounted cash flows method with discount rates based on the average yield curve for bonds with similar credit ratings and matching terms to the discount periods as well as a probability of the contingent event occurring.
 (4) To be paid at the earlier of agreed-upon date or the date on which the valid planning permission is received for the facility in development in Shannon, Ireland. The liability associated with the equity agreement is recorded within Other current liabilities on the condensed consolidated balance sheets.
 (5) Interest rate swap liability and cross currency interest rate swap liability is presented within Other current liabilities on the condensed consolidated balance sheets.
 (6) The fair value of certain derivative instruments, including interest rate swaps, is estimated considering current interest rates, foreign exchange rates, closing quoted market prices and the creditworthiness of counterparties.

The Company believes the carrying amounts of cash and cash equivalents, accounts receivable, finance lease receivables and accounts payable approximated their fair value as of September 30, 2021 and December 31, 2020.

As part of the Hygo Merger, the Company assumed liabilities for payments due to sellers in asset acquisitions completed prior to the Hygo Merger, and these liabilities are reflected as derivative liabilities. Activity during the nine months ended September 30, 2021 also included the recognition of additional derivative liabilities from transactions accounted for as asset acquisitions of $10,520 (Note 4). During the three and nine months ended September 30, 2021 and 2020, the Company had no settlements of the equity agreement or derivative liabilities or any transfers in or out of Level 3 in the fair value hierarchy.

The table below summarizes the fair value adjustment to instruments measured at Level 3 in the fair value hierarchy, the derivative liability and equity agreement, as well as the cross currency interest rate swap and the interest rate swap. These adjustments have been recorded within Other (income) expense, net in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Derivative liability/Equity agreement - Fair value adjustment - Loss (Gain)	$155	$2,892	$(558)	$2,598
Interest rate swap - Fair value adjustment - Loss (gain)	227	-	(119)	-
Cross currency interest rate swap - Fair value adjustment - Loss (gain)	4,051	-	(1,962)	-

Under the Company’s interest rate swap, the Company is required to provide cash collateral, and as of September 30, 2021, $12,500 of cash collateral is presented as restricted cash on the condensed consolidated balance sheets.

9.	Restricted cash

As of September 30, 2021 and December 31, 2020, restricted cash consisted of the following:

	September 30, 2021	December 31, 2020
Cash held by lessor VIEs	$54,147	$-
Collateral for interest rate swaps	12,500	-
Collateral for performance under customer agreements	15,000	15,000
Collateral for LNG purchases	-	11,664
Collateral for letters of credit and performance bonds	27,814	900
Other restricted cash	756	250
Total restricted cash	$110,217	$27,814

Current restricted cash	$72,338	$12,814
Non-current restricted cash	37,879	15,000

Restricted cash does not include minimum consolidated cash balances of $30,000 required to be maintained as part of the financial covenants for sale and leaseback financings and the Vessel Term Loan Facility that is included in Cash and cash equivalents on the condensed consolidated balance sheets as of September 30, 2021.

10.	Inventory

As of September 30, 2021 and December 31, 2020, inventory consisted of the following:

	September 30, 2021	December 31, 2020
LNG and natural gas inventory	$66,660	$13,986
Automotive diesel oil inventory	4,659	3,986
Bunker fuel, materials, supplies and other	11,071	4,888
Total inventory	$82,390	$22,860

Inventory is adjusted to the lower of cost or net realizable value each quarter. Changes in the value of inventory are recorded within Cost of sales in the condensed consolidated statements of operations and comprehensive loss. No adjustments were recorded during the nine months ended September 30, 2021 and 2020.

11.	Prepaid expenses and other current assets

As of September 30, 2021 and December 31, 2020, prepaid expenses and other current assets consisted of the following:

	September 30, 2021	December 31, 2020
Prepaid LNG	$6,143	$11,987
Prepaid expenses	10,710	4,941
Due from affiliates	2,919	1,881
Other current assets	55,830	29,461
Total prepaid expenses and other current assets, net	$75,602	$48,270

Other current assets as of September 30, 2021 and December 31, 2020 primarily consists of receivables for recoverable taxes and deposits.

12.	Equity method investments

As a result of the Mergers, the Company acquired investments in Centrais Elétricas de Sergipe Participações S.A. (“CELSEPAR”) and Hilli LLC, both of which have been recognized as equity method investments. The Company has a 50% ownership interest in both entities. The investments are reflected in the Terminals and Infrastructure and Ships segments, respectively.

Changes in the balance of the Company’s equity method investments is as follows:

September 30, 2021
Equity method investments as of December 31, 2020	$-
Acquisition of equity method investments in the Mergers	1,179,021
Dividends	(14,259)
Equity in earnings / losses of investees	22,958
Foreign currency translation adjustment	40,271
Equity method investments as of September 30, 2021	$1,227,991

The carrying amount of equity method investments as of September 30, 2021 is as follows:

September 30, 2021
Hilli LLC	$363,543
CELSEPAR	864,448
Total	$1,227,991

As of September 30, 2021, the carrying value of the Company’s equity method investments exceeded its proportionate share of the underlying net assets of its investees by $930,071. In conjunction with the preliminary purchase accounting for the Mergers, the basis difference was allocated to tangible assets, identifiable intangible assets, liabilities and goodwill, and the basis difference attributable to amortizable net assets is amortized to (Loss) income from equity method investments over the remaining estimated useful lives of the underlying assets.

CELSEPAR

CELSEPAR is jointly owned and operated with Ebrasil Energia Ltda. (“Ebrasil”), an affiliate of Eletricidade do Brasil S.A., and the Company accounts for this 50% investment using the equity method. CELSEPAR owns 100% of the share capital of Centrais Elétricas de Sergipe S.A. (“CELSE”), the owner and operator of the Sergipe Power Plant.

Hilli LLC

The Company acquired an interest of 50% of the Hilli Common Units as part of the acquisition of GMLP. The ownership interests in Hilli LLC are represented by three classes of units, Hilli Common Units, Series A Special Units and Series B Special Units. The Company did not acquire any of the Series A Special Units or Series B Special Units. The Hilli Common Units provide the Company with significant influence over Hilli LLC. The Hilli is currently operating under an 8-year liquefaction tolling agreement (“LTA”) with Perenco Cameroon S.A. and Société Nationale des Hydrocarbures.

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

13.	Construction in progress

The Company’s construction in progress activity during the nine months ended September 30, 2021 is detailed below:

September 30, 2021
Balance at beginning of period	$234,037
Acquisition of construction in progress from business combinations	128,625
Additions	608,043
Impact of change in FX rates	9,803
Transferred to property, plant and equipment, net or finance leases	(6,628)
Balance at end of period	$973,880

Interest expense of $18,924 and $22,441, inclusive of amortized debt issuance costs, was capitalized for the nine months ended September 30, 2021 and 2020, respectively.

14.	Property, plant and equipment, net

As of September 30, 2021 and December 31, 2020, the Company’s property, plant and equipment, net consisted of the following:

	September 30, 2021	December 31, 2020
Vessels	$1,441,211	$-
Terminal and power plant equipment	189,472	188,855
CHP facilities	122,776	119,723
Gas terminals	120,810	120,810
ISO containers and other equipment	120,041	100,137
LNG liquefaction facilities	63,213	63,213
Gas pipelines	58,987	58,974
Land	16,714	16,246
Leasehold improvements	9,256	8,723
Accumulated depreciation	(116,792)	(62,475)
Total property, plant and equipment, net	$2,025,688	$614,206

Depreciation for the three months ended September 30, 2021 and 2020 totaled $23,929 and $9,370, respectively, of which $322 and $212, respectively, is included within Cost of sales in the condensed consolidated statements of operations and comprehensive loss. Depreciation for the nine months ended September 30, 2021 and 2020 totaled $55,070 and $22,120, respectively, of which $898 and $662 is respectively included within Cost of sales in the condensed consolidated statements of operations and comprehensive loss.

Capitalized drydocking costs of $6,573 are included in the vessel cost for September 30, 2021 which are depreciated from the completion of drydocking until the next expected dry docking.

15.	Intangible assets

The following table summarizes the composition of intangible assets as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Weighted Average Life
Definite-lived intangible assets
Favorable vessel charter contracts	$120,000	$(18,974)	$-	$101,026	3
Permits and development rights	49,285	(3,643)	145	45,787	40
Acquired power purchase agreements	16,585	-	1,028	17,613	17
Easements	1,559	(229)	-	1,330	30

Indefinite-lived intangible assets
Easements	1,191	-	17	1,208	n/a
Total intangible assets	$188,620	$(22,846)	$1,190	$166,964

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Weighted Average Life
Definite-lived intangible assets
Permits	$42,441	$(2,438)	$3,456	$43,459	40
Easements	1,559	(190)	-	1,369	30

Indefinite-lived intangible assets
Easements	1,191	-	83	1,274	n/a
Total intangible assets	$45,191	$(2,628)	$3,539	$46,102

In conjunction with the Mergers, the Company acquired charter contracts with contractual rates that were favorable as compared to market rates and on the date of acquisition recognized intangible assets of $120,000. During the first quarter of 2021, the Company recognized additions to permits of $5,776 acquired in a transaction accounted for as asset acquisition related to licenses and rights to develop a gas-fired power plant and associated infrastructure in the Port of Suape in Brazil. The Company also acquired rights operated a power generation facility and sell power in Brazil of $16,585 (see Note 4. Acquisitions).

As of September 30, 2021 and December 31, 2020, the weighted-average remaining amortization periods for the intangible assets were 12.7 and 37.5 years, respectively. Amortization expense for the three months ended September 30, 2021 and 2020 totaled $7,334 and $309, respectively. Amortization expense was $13,550 and $861 for the nine months ended September 30, 2021 and 2020, respectively.

16.	Other non-current assets

As of September 30, 2021 and December 31, 2020, Other non-current assets consisted of the following:

	September 30, 2021	December 31, 2020
Nonrefundable deposit	$30,335	$28,509
Contract asset, net (Note 6)	38,554	30,434
Cost to fulfill (Note 6)	10,528	10,688
Upfront payments to customers	9,934	6,330
Other	31,791	10,069
Total other non-current assets, net	$121,142	$86,030

Nonrefundable deposits are primarily related to deposits for planned land purchases in Pennsylvania and Ireland.

Upfront payments to customers consist of amounts the Company has paid in relation to two natural gas sales contracts with customers to construct fuel-delivery infrastructure that the customers will own.

Other includes investments in equity securities of $14,270 and $1,256 as of September 30, 2021 and December 31, 2020. The Company recognized unrealized gains of $7,176 and $7,264 for the three and nine months ended September 30, 2021 within Other (income), net in the condensed consolidated statements of operations and comprehensive loss. Other also includes upfront payments to our service providers and a long-term refundable deposit.

17.	Accrued liabilities

As of September 30, 2021 and December 31, 2020, accrued liabilities consisted of the following:

	September 30, 2021	December 31, 2020
Accrued development costs	$52,646	$16,631
Accrued interest	15,235	27,938
Accrued consideration in asset acquisitions	18,660	-
Accrued bonuses	19,517	17,344
Accrued vessel operating and drydocking expenses	12,601	-
Other accrued expenses	40,645	28,439
Total accrued liabilities	$159,304	$90,352

18.	Debt

As of September 30, 2021 and December 31, 2020, debt consisted of the following:

	September 30, 2021	December 31, 2020
Senior Secured Notes, due September 15, 2025	$1,240,677	$1,239,561
Senior Secured Notes, due September 30, 2026	1,477,638	-
Vessel Term Loan Facility, due September 18, 2024	423,839	-
Debenture loan due 2024	42,126	-
CHP Facility	96,364	-
Revolving Facility	-	-
Subtotal (excluding lessor VIE loans)	3,280,644	1,239,561
CMBL VIE loan:
Golar Eskimo SPV facility, due 2025	152,004	-
CCBFL VIE loan:
Golar Nanook SPV facility, due 2030	202,006	-
COSCO VIE loan:
Golar Penguin SPV facility, due 2025	96,551	-
AVIC VIE loan:
Golar Celsius SPV facility, due 2023/2027	116,206	-
Total debt	$3,847,411	$1,239,561
Current portion of long-term debt	$249,752	$-
Long-term debt	3,597,659	1,239,561

Our outstanding debt as of September 30, 2021 is repayable as follows:

September 30, 2021
Due remainder of 2021	$171,850
2022	88,261
2023	135,039
2024	323,689
2025	1,322,536
2026	1,509,874
Thereafter	339,219
Total debt	3,890,468
Add: fair value adjustments to assumed debt obligations	(1,574)
Less: deferred finance charges	(41,483)
Total debt, net deferred finance charges	$3,847,411

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

In connection with the issuance of the 2025 Notes, the Company incurred $17,937 in origination, structuring and other fees. Issuance costs of $13,909 were deferred as a reduction of the principal balance of the 2025 Notes on the condensed consolidated balance sheets; unamortized deferred financing costs related to lenders in the previous credit agreement that participated in the 2025 Notes were $6,501 and such unamortized costs were also included as a reduction of the principal balance of the 2025 Notes and will be amortized over the remaining term of the 2025 Notes. As a portion of the repayment of the previous credit agreement was a modification, in the third quarter of 2020, the Company recognized $4,028 of third-party fees as an expense in the condensed consolidated statements of operations and comprehensive loss.

On December 17, 2020, the Company issued $250,000 of additional notes on the same terms as the 2025 Notes in a private offering pursuant to Rule 144A under the Securities Act (subsequent to this issuance, these additional notes are included in the definition of 2025 Notes herein). Proceeds received included a premium of $13,125, which was offset by additional financing costs incurred of $4,566. As of September 30, 2021 and December 31, 2020, remaining unamortized deferred financing costs for the 2025 Notes was $9,323 and $10,439, respectively.

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

In connection with the issuance of the 2026 Notes, the Company incurred $24,588 in origination, structuring and other fees, which was deferred as a reduction of the principal balance of the 2026 Notes on the condensed consolidated balance sheets. As of September 30, 2021, total remaining unamortized deferred financing costs for the 2026 Notes was $22,362.

Vessel Term Loan Facility

On September 18, 2021, Golar Partners Operating LLC, an indirect subsidiary of NFE, closed a senior secured amortizing term loan facility (the “Vessel Term Loan Facility”). Under this facility, the Company borrowed an initial amount of $430,000, which may be increased to $725,000, subject to satisfaction of certain conditions including the provision of security in relation to additional vessels.

Loans under the Vessel Term Loan Facility bear interest at a rate of LIBOR plus a margin of 3 percent. The Vessel Term Loan Facility shall be repaid in quarterly installments of $15,357, with the final repayment date in September 2024. Quarterly principal payments will be increased to reflect any upsize of the Vessel Term Loan Facility to reflect a straight-line amortization profile over the remaining term.

Obligations under the Vessel Term Loan Facility are guaranteed by GMLP and certain of GMLP’s subsidiaries. Lenders have been granted a security interest covering three floating storage and regasification vessels and four liquified natural gas carriers, and the issued and outstanding shares of capital stock of certain GMLP subsidiaries have been pledged as security. As of September 30, 2021, the aggregate net book value of the three floating storage and regasification vessels and four liquified natural gas carriers pledged as security was approximately $666,674.

The Company may prepay outstanding indebtedness without penalty, and certain events, such as (i) total loss; (ii) minimum security value; (iii) the sale or transfer of certain vessels; or (iv) the termination of the charter over the Hilli, will require a mandatory prepayment.

The Vessel Term Loan Facility contains customary representations and warranties and customary affirmative and negative covenants, including financial covenants, chartering restrictions, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. Financial covenants include requirements that GMLP and Golar Partners Operating LLC maintain a certain amount of Free Liquid Assets, that the EBITDA to Consolidated Debt Service and the Net Debt to EBITDA ratios are no less than 1.15:1 and no greater than 6.50:1, respectively, and that Consolidated Net Worth is greater than $250,000, each as defined in the Vessel Term Loan Facility. The Company was in compliance with these covenants as of September 30, 2021.

In connection with the closing the Vessel Term Loan Facility, the Company incurred $6,229 in origination, structuring and other fees, which was deferred as a reduction of the principal balance of the Vessel Term Loan Facility on the condensed consolidated balance sheets. As of September 30, 2021, total remaining unamortized deferred financing costs for the Vessel Term Loan Facility was $6,161.

Debenture Loan

As part of the Hygo Merger, the Company assumed non-convertible Brazilian debentures issued by NFE Brasil, an indirect subsidiary of Hygo, in the aggregate principal amount of BRL 255.6 million ($45.0 million) due September 2024, bearing interest at a rate equal to the one-day interbank deposit futures rate in Brazil plus 2.65% (the “Debenture Loan”). The Debenture Loan was recognized at fair value of $44,566 on the date of the Hygo Merger, and the discount recognized in purchase accounting will result in additional interest expense until maturity. Interest and principal is payable on the Debenture Loan semi-annually on September 13 and March 13.

The Debenture Loan is fully and unconditionally guaranteed by 100% of the shares issued by NFE Brasil owned by the Company’s consolidated subsidiary, LNG Power Ltd.

CHP Facility

On August 3, 2021, NFE South Power Holdings Limited, a wholly owned subsidiary of NFE, entered into a financing agreement (“CHP Facility”), initially drawing $100,000. The CHP Facility is secured by the Company’s combined heat and power plant in Clarendon, Jamaica. The Company incurred $3,651 in origination, structuring and other fees, which was deferred as a reduction of the principal balance of the CHP Facility on the condensed consolidated balance sheets. As of September 30, 2021, the remaining unamortized deferred financing costs for the CHP Facility was $3,636.

Revolving Facility

On April 15, 2021, the Company entered into a $200,000 senior secured revolving facility (the “Revolving Facility”). The proceeds of the Revolving Facility may be used for working capital and other general corporate purposes (including permitted acquisitions and other investments). Letters of credit issued under the $100,000 letter of credit sub-facility may be used for general corporate purposes. The Revolving Facility will mature in 2026, with the potential for the Company to extend the maturity date once in a one-year increment.

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

The obligations under the Revolving Facility are guaranteed by each domestic subsidiary and foreign subsidiary that is a guarantor under the existing 2025 Notes, and the Revolving Facility is secured by substantially the same collateral as the Company’s existing first lien obligations under the 2025 Notes. The Revolving Facility contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants. Financial covenants include requirements to maintain Debt to Capitalization Ratio of less than 0.7:1.0, and for quarters in which the Revolving Facility is greater than 50% drawn, the Debt to Annualized EBITDA Ratio must be less than 5.0:1.0 for fiscal quarters ending December 31, 2021 until September 30, 2023 and less than 4.0:1.0 for the fiscal quarter ended December 31, 2023 (each as defined in the Revolving Facility). The Company was in compliance with these covenants as of September 30, 2021.

The Company incurred $3,974 in origination, structuring and other fees, associated with entry into the Revolving Facility. These costs have been capitalized within Other non-current assets on the condensed consolidated balance sheets. As of September 30, 2021, total remaining unamortized deferred financing costs for the Revolving Facility was $3,658.

During the second and third quarters of 2021, the Company drew $152,500 and $47,500 on the Revolving Facility, respectively. During the third quarter of 2021, the Company repaid the amounts outstanding on the Revolving Facility, and as of September 30, 2021, there are no amounts outstanding.

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

CMBL – Eskimo SPV facility

The SPV, Sea 23 Leasing Co. Limited, the owner of the Eskimo, has a long-term loan facility that is denominated in USD, has a loan term of ten years and bears interest at a rate of LIBOR plus a margin of 2.66%. As of the acquisition date of GMLP, the outstanding principal balance was $160,520, and the Company recognized the fair value of this facility of $158,072 on the date of the Mergers. The discount recognized in purchase accounting will be recognized as additional interest expense until maturity.

CCBFL – Nanook SPV facility

The SPV, Compass Shipping 23 Corporation Limited, the owner of the Nanook, has a long-term loan facility that is denominated in USD, has a loan term of twelve years and bears interest at a fixed rate of 2.7%. As of the acquisition date of Hygo, the outstanding principal balance was $202,249, and the Company recognized the fair value of this facility of $201,484 on the date of the Mergers. The discount recognized in purchase accounting will be recognized as additional interest expense until maturity.

COSCO – Penguin SPV facility

The SPV, Oriental Fleet LNG 02 Limited, the owner of the Penguin, has a long-term loan facility that is denominated in USD, is repayable in quarterly installments over a term of approximately six years and bears interest at LIBOR plus a margin of 1.7%. The SPV also has amounts payable to its parent. As of the acquisition date of Hygo, the outstanding principal balance was $104,882, and the Company recognized the fair value of this facility and the amount due to the parent of $105,126 on the date of the Mergers. The premium recognized in purchase accounting will result in a reduction to interest expense until maturity.

AVIC – Celsius SPV facility

The SPV, Noble Celsius Shipping Limited, the owner of the Celsius, has two long-term loan facilities that are denominated in USD. The first facility is repayable in quarterly installments over a term of approximately seven years with a balloon payment of $37,179 at the end of the term and bears interest at LIBOR plus a margin of 1.8%; the outstanding principal balance as of the acquisition date of this facility was $76,179. The SPV has another facility with its parent for the remaining principal of $45,200 as of the acquisition date, which is due as a balloon payment upon maturity in March 2023 and bears interest at a fixed rate of 4.0%. As of the acquisition date of Hygo, the total outstanding principal balance was $121,379, and the Company recognized the fair value of this facility and the amount due to the parent of $121,308 on the date of the Mergers. The discount recognized in purchase accounting will be recognized as additional interest expense until maturity.

Debt and lease restrictions

The VIE loans and certain lease agreements with customers assumed in the Mergers contain certain operating and financing restrictions and covenants that require: (a) certain subsidiaries to maintain a minimum level of liquidity of $30,000 and consolidated net worth of $123,950, (b) certain subsidiaries to maintain a minimum debt service coverage ratio of 1.20:1, (c) certain subsidiaries to not exceed a maximum net debt to EBITDA ratio of 6.5:1, (d) certain subsidiaries to maintain a minimum percentage of the vessel values over the relevant outstanding loan facility balances of either 110% and 120%, (e) certain subsidiaries to maintain a ratio of liabilities to total assets of less than 0.70:1. As of September 30, 2021, the Company was in compliance with all covenants under debt and lease agreements.

The Company has also entered into an Uncommitted Letter of Credit and Reimbursement Agreement with a financial institution for the issuance of letters of credit. As of September 30, 2021, the Company had issued $75,000 of letters of credit under this agreement. The Company is required to comply with affirmative and negative covenants customary for such facilities, including financial covenants that are consistent with those under the Revolving Facility. The Company was in compliance with all covenants as of September 30, 2021.
Interest Expense

Interest and related amortization of debt issuance costs, premiums and discounts recognized during major development and construction projects are capitalized and included in the cost of the project. Interest expense, net of amounts capitalized, recognized for the three and nine months ended September 30, 2021 and 2020 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest per contractual rates	$53,140	$19,936	$120,445	$58,576
Amortization of fair value adjustments to assumed debt obligations	12,207	-	1,912	-
Amortization of debt issuance costs, premiums and discounts	1,710	4,416	4,122	14,766
Interest expense incurred on finance lease obligations	152	-	202	-
Total interest costs	$67,209	$24,352	$126,681	$73,342
Capitalized interest	9,614	4,539	18,924	22,441
Total interest expense	$57,595	$19,813	$107,757	$50,901

19.	Income taxes

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

The effective tax rate for the three months ended September 30, 2021 was (24.75)%, compared to (5.27)% for the three months ended September 30, 2020. The total tax provision for the three months ended September 30, 2021 was $3,526, compared to $1,836 for the three months ended September 30, 2020. The effective tax rate for the nine months ended September 30, 2021 was (13.58)%, compared to (0.75)% for the nine months ended September 30, 2020. The total tax provision for the nine months ended September 30, 2021 was $7,058, compared to $1,949 for the nine months ended September 30, 2020. The calculation of the effective tax rate for the period after the Mergers includes income from equity method investments recognized for the three and nine months ended September 30, 2021.

The increases to the tax provision and effective tax rate for both the three and nine months ended September 30, 2021 was primarily driven by an increase in pretax income for certain profitable non-U.S. operations and the inclusion of GMLP and Hygo into expected pre-tax results of operations for the year ended December 31, 2021. Tax expense recognized includes the results of the acquired entities from the date of acquisition through September 30, 2021. For the nine months ended September 30, 2021, these increases in tax expense were partially offset by the release of a valuation allowance in a foreign jurisdiction resulting in a discrete benefit of $1,800.

The Company assumed a liability for tax contingencies in the Mergers of $19,382 primarily related to potential tax obligations for payments under certain charter agreements for acquired vessels; this liability is included in Other current liabilities on the condensed consolidated balance sheets. The Company has not recorded any other material liabilities for uncertain tax positions as of September 30, 2021. The Company remains subject to periodic audits and reviews by the taxing authorities, and NFE’s returns since its formation remain open for examination.

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

Prior to the Mergers, Jordanian tax authorities concluded their tax audit into GMLP’s Jordan branch for the years 2015 and 2016 assessing additional tax of approximately $1,600 (JOD 1.10 million) and $3,100 (JOD 2.20 million), respectively. The Company has submitted an appeal to the tax notice, and a provision has not been recognized as the Company does not believes that the tax inspector has followed the correct tax audit process and the claim by the tax authorities to not allow tax depreciation is contrary to Jordan’s tax legislation.

21.	Earnings per share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(17,769)	$(36,670)	$(59,012)	$(263,480)
Less: net (income) loss attributable to non-controlling interests	7,963	312	5,259	81,163
Net loss attributable to Class A common stock	(9,806)	(36,358)	(53,753)	(182,317)
Denominator:
Weighted-average shares-basic and diluted	207,497,013	170,074,532	195,626,564	85,009,385

Net loss per share - basic and diluted	$(0.05)	$(0.21)	$(0.27)	$(2.14)

The following table presents potentially dilutive securities excluded from the computation of diluted net loss per share for the periods presented because its effects would have been anti-dilutive.

	September 30, 2021	September 30, 2020
Unvested RSUs(1)	679,909	1,555,363
Shannon Equity Agreement shares(2)	684,962	478,654
Total	1,364,871	2,034,017

(1)	Represents the number of instruments outstanding at the end of the period.
(2)	Class A common stock that would be issued in relation to the Shannon LNG Equity Agreement.

The Company declared dividends of $17,598, $20,736 and $20,750 during the first, second and third quarters of 2021, respectively, representing $0.10 per Class A share. The Company paid $17,657, $20,670 and $20,686 of dividends during the first, second and third quarters of 2021, respectively, inclusive of dividends that were accrued in prior periods.

A portion of non-controlling interest includes $140,259 attributable to GMLP’s 8.75% Series A Cumulative Redeemable Preferred Units (“Series A Preferred Units”). As these equity interests have been issued by the Company’s consolidated subsidiary, the value of the Series A Preferred Units is recognized as non-controlling interest in the condensed consolidated financial statements. After the Mergers, the Company paid a dividend of $6,038 to holders of the Series A Preferred Units.

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

The following table summarizes the RSU activity for the nine months ended September 30, 2021:

	Restricted Stock Units	Weighted-average grant date fair value per share
Non-vested RSUs as of December 31, 2020	1,538,060	$13.49
Granted	-	-
Vested	(818,846)	13.45
Forfeited	(39,305)	13.73
Non-vested RSUs as of September 30, 2021	679,909	$13.49

The following table summarizes the share-based compensation expense for the Company’s RSUs recorded for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operations and maintenance	$207	$142	$641	$632
Selling, general and administrative	1,355	1,929	4,304	5,869
Total share-based compensation expense	$1,562	$2,071	$4,945	$6,501

For the three months ended September 30, 2021 and 2020, cumulative compensation expense recognized for forfeited RSU awards of $116 and $278, respectively, was reversed. For the nine months ended September 30, 2021 and 2020, cumulative compensation expense recognized for forfeited RSU awards of $173 and $827, respectively, was reversed. The Company recognizes the income tax benefits resulting from vesting of RSUs in the period of vesting, to the extent the compensation expense has been recognized.

As of September 30, 2021, the Company had 679,909 non-vested RSUs subject to service conditions and had unrecognized compensation costs of approximately $2,710. The non-vested RSUs will vest over a period from ten months to three years following the grant date. The weighted-average remaining vesting period of non-vested RSUs totaled 0.46 years as of September 30, 2021.

Performance Share Units (“PSUs”)

During the first quarter of 2020 and 2021, the Company granted PSUs to certain employees and non-employees that contain a performance condition. Vesting will be determined based on achievement of a performance metric for the year subsequent to the grant, and the number of shares that will vest can range from zero to a multiple of units granted. As of September 30, 2021, the Company determined that it was not probable that the performance condition required for any of the PSUs to vest would be achieved, and as such, no compensation expense has been recognized in the condensed consolidated statements of operations and comprehensive loss.

PSUs Granted	Units Granted	Range of Vesting	Unrecognized Compensation Cost(1)	Weighted Average Remaining Vesting Period
Q1 2020	1,109,777	0 to 2,219,554	$30,467	0.25 years
Q1 2021	400,507	0 to 801,014	31,932	1.25 years

(1) Unrecognized compensation cost is based upon the maximum amount of shares that could vest.

23.	Related party transactions

Management services

The Company is majority owned by Messrs. Edens (our chief executive officer and chairman of our Board of Directors) and Nardone (one of our Directors) who are currently employed by Fortress Investment Group LLC (“Fortress”). In the ordinary course of business, Fortress, through affiliated entities, charges the Company for administrative and general expenses incurred pursuant to its Administrative Services Agreement (“Administrative Agreement”). The charges under the Administrative Agreement that are attributable to the Company totaled $1,352 and $1,749 for the three months ended September 30, 2021 and 2020, respectively, and $5,073 and $5,894 for the nine months ended September 30, 2021 and 2020, respectively. Costs associated with the Administrative Agreement are included within Selling, general and administrative in the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2021 and December 31, 2020, $4,264 and $5,535 were due to Fortress, respectively.

In addition to administrative services, an affiliate of Fortress owns and leases an aircraft chartered by the Company for business purposes in the course of operations. The Company incurred, at aircraft operator market rates, charter costs of $436 and $242 for the three months ended September 30, 2021 and 2020, respectively, and $3,385 and $1,526 for the nine months ended September 30, 2021 and 2020. As of September 30, 2021 and December 31, 2020, $598 and $472 was due to this affiliate, respectively.

Land lease

The Company has leased land from Florida East Coast Industries, LLC (“FECI”), which is controlled by funds managed by an affiliate of Fortress. The Company recognized expense related to the land lease of $103 during the three months ended September 30, 2021 and 2020, and $332 and $309 during the nine months ended September 30, 2021 and 2020, respectively, which was included within Operations and maintenance in the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2021 and December 31, 2020, $0 and $316 was due to FECI, respectively. As of September 30, 2021, the Company has recorded a lease liability of $3,305 within Non-current lease liabilities on the condensed consolidated balance sheet.

DevTech investment

In August 2018, the Company entered into a consulting arrangement with DevTech Environment Limited (“DevTech”) to provide business development services to increase the customer base of the Company. DevTech also contributed cash consideration in exchange for a 10% interest in a consolidated subsidiary. The 10% interest is reflected as non-controlling interest in the Company’s condensed consolidated financial statements. DevTech purchased 10% of a note payable due to an affiliate of the Company. During the third quarter of 2021, the Company settled all outstanding amounts due under notes payable; the consulting agreement was also restructured to settle all previous amounts owed to DevTech and to include a royalty payment based on certain volumes sold in Jamaica. The Company paid $988 to settle these outstanding amounts.

As of September 30, 2021 and December 31, 2020, $0 and $715 was owed to DevTech on the note payable; prior to settlement, the outstanding note payable due to DevTech was included in Other long-term liabilities on the condensed consolidated balance sheets. The interest expense on the note payable due to DevTech was $0 and $19 for the three months ended September 30, 2021 and 2020, respectively, and $29 and $57 for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and December 31, 2020, $0 and $343 was due from DevTech.

Fortress affiliated entities

Since 2017, the Company has provided certain administrative services to related parties including Fortress affiliated entities. As of September 30, 2021 and December 31, 2020, $352 and $1,334 were due from affiliates, respectively. There are no costs incurred by the Company as the Company is fully reimbursed for all costs incurred. Beginning in the fourth quarter of 2020, the Company began to sublease a portion of office space to an affiliate of an entity managed by Fortress, and for the three and nine months ended September 30, 2021, $201 and $595, respectively, of rent and office related expenses were incurred by this affiliate. As of September 30, 2021 and December 31, 2020, $595 and $204 were due from this affiliate, respectively.

Additionally, an entity formerly affiliated with Fortress and currently owned by Messrs. Edens and Nardone provides certain administrative services to the Company, as well as providing office space under a month-to-month non-exclusive license agreement. The Company incurred rent and administrative expenses of approximately $571 and $808 for the three months ended September 30, 2021 and 2020, respectively, and $2,048 and $1,657 for the nine months ended September 30, 2021 and 2020. As of September 30, 2021 and December 31, 2020, $2,048 and $2,657 were due to Fortress affiliated entities, respectively.

Agency agreement with PT Pesona Sentra Utama (or PT Pesona)

PT Pesona, an Indonesian company, owns 51% of the issued share capital in the Company’s subsidiary, PTGI, the owner and operator of NR Satu, and provides agency and local representation services for the Company with respect to NR Satu. During the period after the Mergers, PT Pesona did not receive any agency fees. PT Pesona and certain of its subsidiaries charged vessel management fees to the Company for the provision of technical and commercial management of the vessels amounting to $61 and $187 for the three and nine months ended September 30, 2021, respectively.

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

As of September 30, 2021, the amount the Company has guaranteed under the Partnership Guarantee and the LOC Guarantee is $364,500, and the fair value of debt guarantee after amortization, presented under Other current liabilities and Other non-current liabilities on the condensed consolidated balance sheet, amounted to $5,286 and $3,549, respectively. As of September 30, 2021 the Company was in compliance with the covenants and ratios for both Hilli guarantees.

24.	Segments

As of September 30, 2021, the Company operates in two reportable segments: Terminals and Infrastructure and Ships:

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

•
Ships includes FSRUs and LNG carriers that are leased to customers under long-term or spot arrangements. FSRUs are stationed offshore for customer’s operations to regasify LNG; six of the FSRUs acquired in the Mergers are included in this segment, including the Nanook. LNG carriers are vessels that transport LNG and are compatible with many LNG loading and receiving terminals globally. Five of the LNG carriers acquired in the Mergers are included in this segment.  The Company’s investment in Hilli LLC is also included in the Ships segment.

The CODM uses Segment Operating Margin to evaluate the performance of the segments and allocate resources. Segment Operating Margin is defined as the segment’s revenue less cost of sales less operations and maintenance less vessel operating expenses, excluding unrealized gains or losses to financial instruments recognized at fair value. Terminals and Infrastructure Segment Operating Margin includes our effective share of revenue, expenses and segment operating margin attributable to our 50% ownership of CELSEPAR. Ships Operating Margin includes our effective share of revenue, expenses and operating margin attributable to our ownership of 50% of the common units of Hilli LLC.

Management considers Segment Operating Margin to be the appropriate metric to evaluate and compare the ongoing operating performance of the Company’s segments on a consistent basis across reporting periods as it eliminates the effect of items which management does not believe are indicative of each segment’s operating performance.

The table below presents segment information for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021
(in thousands of $)	Terminals and Infrastructure⁽¹⁾	Ships⁽²⁾	Total Segment	Consolidation and Other⁽³⁾	Consolidated
Statement of operations:
Total revenues	$349,140	$116,050	$465,190	$(160,534)	$304,656
Cost of sales	206,131	-	206,131	(70,699)	135,432
Vessel operating expenses	-	21,210	21,210	(5,909)	15,301
Operations and maintenance	27,371	-	27,371	(7,227)	20,144
Segment Operating Margin	$115,638	$94,840	$210,478	$(76,699)	$133,779
Balance sheet:
Total assets⁽⁵⁾	$4,146,251	$2,518,836	$6,665,087	$-	$6,665,087
Other segmental financial information:
Capital expenditures⁽⁵⁾	$292,982	$5,766	$298,748	$-	$298,748

	Nine Months Ended September 30, 2021
(in thousands of $)	Terminals and Infrastructure⁽¹⁾	Ships⁽²⁾	Total Segment	Consolidation and Other⁽³⁾	Consolidated
Statement of operations:
Total revenues	$676,372	$211,812	$888,184	$(214,005)	$674,179
Cost of sales	406,253	-	406,253	(72,720)	333,533
Vessel operating expenses	-	41,385	41,385	(10,684)	30,701
Operations and maintenance	67,266	-	67,266	(12,306)	54,960
Segment Operating Margin	$202,853	$170,427	$373,280	$(118,295)	$254,985
Balance sheet:
Total assets⁽⁵⁾	$4,146,251	$2,518,836	$6,665,087	$-	$6,665,087
Other segmental financial information:
Capital expenditures⁽⁵⁾	$609,533	$6,799	$616,332	$-	$616,332

	Three Months Ended September 30, 2020
(in thousands of $)	Terminals and Infrastructure⁽¹⁾	Ships⁽²⁾	Total Segment	Consolidation and Other⁽³⁾	Consolidated
Statement of operations:
Total revenues	$136,858	$-	$136,858	$-	$136,858
Cost of sales	71,665	-	71,665	-	71,665
Vessel operating expenses	-	-	-	-	-
Operations and maintenance	13,802	-	13,802	-	13,802
Segment Operating Margin	$51,391	$-	$51,391	$-	$51,391
Balance sheet:
Total assets⁽⁵⁾	$1,399,813	$-	$1,399,813	$-	$1,399,813
Other segmental financial information:
Capital expenditures⁽⁵⁾	$9,128	$-	$9,128	$-	$9,128

	Nine Months Ended September 30, 2020
(in thousands of $)	Terminals and Infrastructure⁽¹⁾	Ships⁽²⁾	Total Segment	Consolidation and Other⁽³⁾	Consolidated
Statement of operations:
Total revenues	$305,954	$-	$305,954	$-	$305,954
Cost of sales	209,780	-	209,780	-	209,780
Vessel operating expenses	-	-	-	-	-
Operations and maintenance	31,785	-	31,785	-	31,785
Segment Operating Margin	$64,389	$-	$64,389	$-	$64,389
Balance sheet:
Total assets⁽⁴⁾	$1,399,813	$-	$1,399,813	$-	$1,399,813
Other segmental financial information:
Capital expenditures⁽⁴⁾⁽⁵⁾	$90,433	$-	$90,433	$-	$90,433

⁽¹⁾ Terminals and Infrastructure includes the Company’s effective share of revenues, expenses and operating margin attributable to 50% ownership of CELSEPAR. The losses and earnings attributable to the investment of $27,792 and $655 for the three and nine months ended September 30, 2021, respectively are reported in income (loss) from equity method investments on the condensed consolidated statements of operations.  Terminals and Infrastructure does not include the unrealized mark-to-market loss on derivative instruments of $2,316 for the three and nine months ended September 30, 2021 reported in Cost of sales.
⁽²⁾ Ships includes the Company’s effective share of revenues, expenses and operating margin attributable to 50% ownership of the Hilli Common Units. The earnings attributable to the investment of $11,809 and $22,303 for the three months and nine months ended September 30, 2021, respectively, are reported in income (loss) from equity method investments on the condensed consolidated statements of operations and comprehensive loss.
⁽³⁾ Consolidation and Other adjusts for the inclusion of the effective share of revenues, expenses and operating margin attributable to 50% ownership of CELSEPAR and Hilli Common Units in our segment measure and exclusion of the unrealized mark-to-market gain or loss on derivative instruments.
⁽⁴⁾ Total assets and capital expenditure by segment refers to assets held and capital expenditures related to the development of the Company’s terminals and vessels. The Terminals and Infrastructure segment includes the net book value of vessels utilized within the Terminals and Infrastructure segment.
⁽⁵⁾ Capital expenditures includes amounts capitalized to construction in progress and additions to property, plant and equipment during the period.

Consolidated Segment Operating Margin is defined as net loss, adjusted for selling, general and administrative expenses, transaction and integration costs, depreciation and amortization, interest expense, other (income) expense, income from equity method investments and tax expense.

The following table reconciles Net loss, the most comparable financial statement measure, to Consolidated Segment Operating Margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of $)	2021	2020	2021	2020
Net loss	$(17,769)	$(36,670)	$(59,012)	$(263,480)
Add:
Selling, general and administrative	46,802	26,821	124,954	87,273
Transaction and integration costs	1,848	4,028	42,564	4,028
Contract termination charges and loss on mitigation sales	-	-	-	124,114
Depreciation and amortization	31,194	9,489	68,080	22,363
Interest expense	57,595	19,813	107,757	50,901
Other (income) expense, net	(5,400)	2,569	(13,458)	4,179
Loss on extinguishment of debt, net	-	23,505	-	33,062
Tax provision	3,526	1,836	7,058	1,949
Loss (income) from equity method investments	15,983	-	(22,958)	-
Consolidated Segment Operating Margin	$133,779	$51,391	$254,985	$64,389

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We acquired the Nanook, a newbuild FSRU moored and in service at the Sergipe Facility. In addition to the Nanook, the we also acquired a fleet of six other FSRUs, six LNG carriers and an interest in a floating liquefaction vessel, the Hilli Episeyo (the “Hilli”), which receives, liquefies and stores LNG at sea and transfers it to LNG carriers that berth while offshore, each of which are expected to help support our existing facilities and international project pipeline. The majority of the FSRUs are operating in Brazil, Kuwait, Indonesia, Jamaica and Jordan under time charters, and uncontracted vessels are available for short term employment in the spot market.

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

San Juan Facility

In July 2020, we finalized the development of the San Juan Facility. The San Juan Facility is near the San Juan Power Plant and serves as our supply hub for the San Juan Power Plant and other industrial end-user customers in Puerto Rico. We have delivered natural gas used for the commissioning of PREPA’s power plant under the Fuel Sale and Purchase Agreement with PREPA since April 2020. In the third quarter of 2021, commission for Units 5 & 6 of the San Juan Power Plant to operate on natural gas was substantially completed under the terms of our agreement with PREPA. See “—Other Matters” for additional information regarding our San Juan Facility.

Sergipe Power Plant and Sergipe Facility

As part of the Hygo Merger, we acquired a 50% interest in Centrais Elétricas de Sergipe Participações S.A. (“CELSEPAR”), which owns Centrais Elétricas de Sergipe S.A. (“CELSE”), the owner and operator of the Sergipe Power Plant. The Sergipe Power Plant, a 1.5 GW combined cycle power plant, receives natural gas from the Sergipe Facility through a dedicated 8-kilometer pipeline. The Sergipe Power Plant is the largest natural gas-fired thermal power station in South America and was built to provide electricity on demand, particularly during dry seasons when hydropower is unable to meet the growing demand for electricity in the region. CELSE has executed multiple PPAs pursuant to which the Sergipe Power Plant is delivering power to 26 committed offtakers for a period of 25 years. In any period in which power is not being produced pursuant to the PPAs, we are able to sell merchant power into the electricity grid at spot prices, subject to local regulatory approval.

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

Our Current Operations – Ships

Our Ships segment includes six FSRUs and five LNGCs which are leased to customers under long-term or spot arrangements, including a 25-year charter of Nanook with CELSE. As these charter arrangements expire, we expect to use these vessels in our terminal operations and reflect such vessels in our Terminals and Infrastructure segment. We began to use one acquired LNGC in our terminal operations in the third quarter of 2021, and the results of operations of this vessel are no longer included in the Ships segment.

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

Our Development Projects

La Paz Facility

In July 2021 we began commercial operations at the Port of Pichilingue in Baja California Sur, Mexico (the “La Paz Facility”). Initially, we are supplying CFEnergia with natural gas to power plants located in Punta Prieta and Coromuel for an estimated 250,000 gallons of LNG (20,700 MMBtu) per day, and we are in commercial discussions with CFEnergia to increase the volumes and extend the tenor of agreements to further their transition to gas-fired power. Once fully operational, the La Paz Facility is expected to supply approximately an additional 270,000 gallons of LNG (22,300 MMBtu) per day under an intercompany GSA for approximately 100 MW of power supplied by gas-fired modular power units which we have developed, own and will operate once fully operational, which may be increased to approximately 350,000 gallons (29,000 MMBtu) of LNG per day for up to 135 MW of power.

Puerto Sandino Facility

Construction of our LNG regasification facility and power plant in Puerto Sandino, Nicaragua (the “Puerto Sandino Facility”) is expected to be completed in the fourth quarter of 2021 with commissioning of the power plant expected to begin in the first quarter of 2022. We have entered into a 25-year PPA with Nicaragua’s electricity distribution companies, and our 300 MW natural gas-fired power plant will consume approximately 700,000 gallons of LNG (57,500 MMBtus) per day.

Suape Facility

On January 12, 2021, we acquired CH4 Energia Ltda., an entity that owns key permits and authorizations to develop an LNG terminal and up to 1.37GW of gas-fired power at the Port of Suape in Brazil. On March 11, 2021, we acquired 100% of the outstanding shares of Pecém Energia S.A. (“Pecém”) and Energetica Camacari Muricy II S.A. (“Muricy”). These companies collectively hold certain 15-year power purchase agreements totaling 288 MW for the development of the thermoelectric power plants in the State of Bahia, Brazil. We are seeking to obtain the necessary approvals from ANEEL and other relevant regulatory authorities in Brazil to transfer the site for the power purchase agreements to the Port of Suape and update the technical characteristics to develop and construct an initial 288MW gas-fired power plant and LNG import terminal at the Port of Suape to provide LNG and natural gas to major energy consumers within the port complex and across the greater Northeast region of Brazil (the “Suape Facility”).

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

Santa Catarina Facility

The Santa Catarina Facility will be located on the southern coast of Brazil and will consist of an FSRU with a processing capacity of approximately 790,000 MMBtu/d and LNG storage capacity of up to 170,000 cubic meters. We are also developing a 31-kilometer, 20-inch pipeline that will connect the Santa Catarina Facility to the existing inland Transportadora Brasileira Gasoduto Bolivia-Brasil S.A. (“TBG”) pipeline via an interconnection point in Garuva. The Santa Catarina Facility and associated pipeline are expected to have a total addressable market of 15 million gallons per day.

Sri Lanka Facility

In September 2021, we signed an agreement to acquire a 40% ownership stake in West Coast Power Limited (“WCP”), the owner of the 310 MW Yugadanvi Power Plant in Colombo, Sri Lanka. We plan to develop an offshore LNG receiving, storage and regasification terminal to supply the Kerawalapitya Power Complex, where 310 MW of power is operational today and an additional 700 MW scheduled to be built, of which 350 MW is scheduled to be operational by 2023.  We expect to initially provide the equivalent of an estimated 1.2 million gallons of LNG per day (35,000 MMBtu/d), with the expectation of significant growth as new power plants become operational. Our agreement with WCP is subject to certain conditions precedent, and we expect that these conditions will be finalized in the first half of 2022.

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

Recent Developments

Cargo Sales

Since August 2021, LNG prices have increased materially. We have supply commitments to secure LNG volumes equal to approximately 100% of our expected needs for our Montego Bay Facility, Old Harbour Facility, San Juan Facility, La Paz Facility and Puerto Sandino Facility for the next six years. Due to this significant increase in market pricing of LNG, we have used flexibility in our operations and supply portfolio to sell a portion of these cargos in the market, and these sales have positively impacted our results for the third quarter of 2021. We expect to deliver these cargos in Q4 2021, and these cargo sales are expected to increase our revenues and results of operations in the fourth quarter of 2021.

COVID-19 Pandemic

We are closely monitoring the impact of the novel coronavirus (“COVID-19”) pandemic on all aspects of our operations and development projects, including our marine operations acquired in the Mergers. Customers in our Terminals and Infrastructure segment primarily operate under long-term contracts, many of which contain fixed minimum volumes that must be purchased on a “take-or-pay” basis. We continue to invoice our customers for fixed minimum volumes even in cases when our customer’s consumption has decreased. We have not changed our payment terms with these customers, and there has not been deterioration in the timing or volume of collections.

Many of the vessels acquired in the Mergers operate under long-term contracts with fixed payments. We are required to have adequate crewing aboard our vessels to fulfill the obligations under our contracts, and we have implemented safety measures to ensure that we have healthy qualified officers and crew. We monitor local or international transport or quarantine restrictions limiting the ability to transfer crew members off vessels or bring a new crew on board, and restrictions in availability of supplies needed on board due to disruptions to third-party suppliers or transportation alternatives, and we have not experienced significant disruptions in our operations due to these measures or restrictions.

Based on the essential nature of the services we provide to support power generation facilities, our operations and development projects have not currently been significantly impacted by responses to the COVID-19 pandemic. We remain committed to prioritizing the health and well-being of our employees, customers, suppliers and other partners. We have implemented policies to screen employees, contractors, and vendors for COVID-19 symptoms upon entering our development projects, operations and office facilities. For the three months and nine months ended September 30, 2021, we have incurred approximately $0.2 million and $0.6 million, respectively, for safety measures introduced into our operations and other responses to the COVID-19 pandemic.

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

Other Matters

On June 18, 2020, we received an order from FERC, which asked us to explain why our San Juan Facility is not subject to FERC’s jurisdiction under section 3 of the NGA. Because we do not believe that the San Juan Facility is jurisdictional, we provided our reply to FERC on July 20, 2020 and requested that FERC act expeditiously. On March 19, 2021 FERC issued an order that the San Juan Facility does fall under FERC jurisdiction. FERC directed us to file an application for authorization to operate the San Juan Facility within 180 days of the order, which is September 15, 2021, but also found that allowing operation of the San Juan Facility to continue during the pendency of an application is in the public interest. FERC also concluded that no enforcement action against us is warranted, presuming we comply with the requirements of the order. Parties to the proceeding, including the Company, sought rehearing of the March 19, 2021 FERC order, and FERC denied all requests for rehearing in an order issued on July 15, 2021. We have filed petitions for review of FERC’s March 19 and July 15 orders with the United States Court of the Appeals for the District of Columbia Circuit. To date, no other party has sought review of FERC’s orders. While our petitions for review are pending, and in order to comply with the FERC’s directive, on September 15, 2021 we filed an application for authorization to operate the San Juan Facility.

Results of Operations – Three and Nine Months Ended September 30, 2021 compared to Three and Nine Months Ended September 30, 2020

Segment performance is evaluated based on segment operating margin and the tables below presents our segment information for the three and nine months ended September 30, 2021 and 2020:

Three Months Ended September 30, 2021
(in thousands of $)	Terminals and Infrastructure⁽¹⁾	Ships⁽²⁾	Total Segment	Consolidation and Other⁽³⁾	Consolidated
Total revenues	$349,140	$116,050	$465,190	$(160,534)	$304,656
Cost of sales	206,131	-	206,131	(70,699)	135,432
Vessel operating expenses	-	21,210	21,210	(5,909)	15,301
Operations and maintenance	27,371	-	27,371	(7,227)	20,144
Segment Operating Margin	$115,638	$94,840	$210,478	$(76,699)	$133,779

Nine Months Ended September 30, 2021
(in thousands of $)	Terminals and Infrastructure⁽¹⁾	Ships⁽²⁾	Total Segment	Consolidation and Other⁽³⁾	Consolidated
Total revenues	$676,372	$211,812	$888,184	$(214,005)	$674,179
Cost of sales	406,253	-	406,253	(72,720)	333,533
Vessel operating expenses	-	41,385	41,385	(10,684)	30,701
Operations and maintenance	67,266	-	67,266	(12,306)	54,960
Segment Operating Margin	$202,853	$170,427	$373,280	$(118,295)	$254,985
⁽¹⁾ Terminals and Infrastructure includes the Company’s effective share of revenues, expenses and operating margin attributable to 50% ownership of CELSEPAR. The losses and earnings attributable to the investment of $27,792 and $655 for the three and nine months ended September 30, 2021, respectively are reported in income (loss) from equity method investments on the condensed consolidated statements of operations. Terminals and Infrastructure does not include the unrealized mark-to-market loss on derivative instruments of $2,316 for the three and nine months ended September 30, 2021 reported in Cost of sales.
⁽²⁾ Ships includes the Company’s effective share of revenues, expenses and operating margin attributable to 50% ownership of the Hilli Common Units. The earnings attributable to the investment of $11,809 and $22,303 for the three months and nine months ended September 30, 2021, respectively are reported in income (loss) from equity method investments on the condensed consolidated statements of operations and comprehensive loss.
⁽³⁾ Consolidation and Other adjust for the inclusion of the effective share of revenues, expenses and operating margin attributable to 50% ownership of CELSEPAR and Hilli Common Units in our segment measure and exclusion of the unrealized mark-to-market gain or loss on derivative instruments.

	Terminals and Infrastructure
(in thousands of $)	Three months ended September 30, 2020	Nine months ended September 30, 2020
Total revenues	$136,858	$305,954
Cost of sales	71,665	209,780
Vessel operating expenses	-	-
Operations and maintenance	13,802	31,785
Segment Operating Margin	$51,391	$64,389

Terminals and Infrastructure Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands of $)	2021	2020	Change	2021	2020	Change
Total revenues	$349,140	$136,858	$212,282	$676,372	$305,954	$370,418
Cost of sales	206,131	71,665	134,466	406,253	209,780	196,473
Vessel operating expenses	-	-	-	-	-	-
Operations and maintenance	27,371	13,802	13,569	67,266	31,785	35,481
Segment Operating Margin	$115,638	$51,391	$64,247	$202,853	$64,389	$138,464

Total revenue

Total revenue for the Terminals and Infrastructure Segment increased $212,282 and $370,418 for the three and nine months ended September 30, 2021 as compared to the three months and nine months ended September 30, 2020, respectively. The increase was primarily driven by increases in revenue from the sale of cargos of LNG to third parties outside of our terminal operations and the inclusion of incremental revenue in our segment measure from CELSEPAR after the completion of the Mergers. Our contracts with customers in this segment are primarily priced based on the Henry Hub index, and there have been significant increases in this price index in 2021, positively impacting our revenue. The average Henry Hub index pricing used to invoice our customers increased by 103% and 69% for the three and nine months ended September 2021 as compared to the three and nine months ended September 30, 2020, respectively. Additionally, we recognized additional revenue from more volumes sold to the San Juan Power Plant in Puerto Rico.

Revenue from cargo sales outside of our terminal operations was $32,605 for the three and nine months ended September 30, 2021; there were no comparable transactions in the three and nine months ended September 30, 2020.

The Old Harbour Facility sold additional volumes in the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020, including volumes utilized in the CHP Plant which commenced commercial operations during March 2020. Increases in revenue were further impacted by substantial increases to natural gas pricing.

•
For the three months ended September 30, 2021, we recognized $62,488 of revenue from volumes sold at the Old Harbour Facility, as compared to $50,064 for the three months ended September 30, 2020, driven primarily by an increase in the Henry Hub index used to invoice our customers when compared to the third quarter of 2020. Volumes consumed at the Old Harbour Power Plant increased by 6.2 million gallons (0.6 TBtu), partially offset by a decrease of 1.5 million gallons (0.2 TBtu) in consumption by Jamalco’s boilers. The Jamalco refinery experienced a fire in August 2021, and no gas volumes have been consumed by their boilers since this event. Volumes delivered to the Old Harbour Power Plant increased to 33.1 million gallons (2.8 TBtu) in the three months ended September 30, 2021 from 26.9 million gallons (2.2 TBtu) in the three months ended September 30, 2020. Volumes delivered to the CHP Plant and Jamalco’s boilers decreased to 27.1 million gallons (2.2 TBtu) in the three months ended September 30, 2021 from 28.6 million gallons (2.4 TBtu) in the three months ended September 30, 2020.

•
For the nine months ended September 30, 2021, we recognized $170,402 of revenue from volumes sold at the Old Harbour Facility, as compared to $129,313 for the nine months ended September 30, 2020, primarily driven by an increase in the Henry Hub index used to invoice our customers and additional volumes consumed at the Old Harbour Power Plant, CHP Plant and Jamalco’s boilers, which began consuming gas in August 2020. Volumes delivered to the Old Harbour Power Plant increased by 13.5 million gallons (1.2 TBtu) to 91.9 million gallons (7.7 TBtu) in the nine months ended September 30, 2021 from 78.4 million gallons (6.5 TBtu) in the nine months ended September 30, 2020. Volumes delivered to the CHP Plant and Jamalco’s boilers increased by 18.9 million gallons (1.5 TBtu) to 81.3 million gallons (6.7 TBtu) in the nine months ended September 30, 2021 from 62.4 million gallons (5.2 TBtu) in the nine months ended September 30, 2020.

•
Revenue from the delivery of power and steam, which began during March 2020, under our contracts with JPS and Jamalco was $7,237 and $21,567 for the three and nine months ended September 30, 2021, respectively, as compared to $7,280 and $15,957 in revenue for the three and nine months ended September 30, 2020, respectively. After the fire at the Jamalco refinery, we did not deliver any steam to Jamalco. However, steam revenue was consistent in the third quarter of 2021 with previous periods as our contract with Jamalco has take-or-pay provisions that allow us to invoice for minimum volumes.

Revenue was also impacted by operations at our Montego Bay Facility.

•
Sales at the Montego Bay Facility increased by $4,298 from $23,515 for the three months ended September 30, 2020 to $27,813 for the three months ended September 30, 2021. The increase in sales at the Montego Bay Facility was due to an increase in the Henry Hub index used to invoice our customers compared to the third quarter of 2020. Volumes delivered at the Montego Bay Facility remained relatively consistent for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, decreasing by 0.1 million gallons (0.0 TBtu) from 23.9 million gallons (2.0 TBtu) during the three months ended September 30, 2020 to 23.8 million gallons (2.0 TBtu) during the three months ended September 30, 2021.

•
Sales at the Montego Bay Facility increased by $10,103 from $69,072 for the nine months ended September 30, 2020 to $79,175 for the nine months ended September 30, 2021. The increase in sales at the Montego Bay Facility was primarily due to an increase in the Henry Hub index used to invoice our customers compared to the first nine months of 2020. Volumes delivered at the Montego Bay Facility increased by 1.9 million gallons (0.2 TBtu) from 70.5 million gallons (5.9 TBtu) during the nine months ended September 30, 2020 to 72.4 million gallons (6.1 TBtu) during the nine months ended September 30, 2021.

We also recognize revenue from development services for the construction, installation and commissioning of equipment to transform customers’ facilities to operate utilizing natural gas or to allow customers to receive power or other outputs from our power generation facilities.  Such services are provided under certain long-term contracts to supply these customers with natural gas or outputs from our natural gas-fired facilities. Natural gas delivered to the San Juan Power Plant was recognized as revenue from development services, until commissioning of Units 5 & 6 of the San Juan Power Plant to operate on natural gas was substantially completed in the third quarter of 2021. After this point, all natural gas delivered to the San Juan Power Plant was recognized as operating revenue.

•
Sales at the San Juan Power Plant increased by $24,087 from $51,974 for the three months ended September 30, 2020 to $76,061 for the three months ended September 30, 2021. The increase was driven by additional volumes consumed at the San Juan Power Plant. Volumes delivered to the San Juan Power Plant increased by 13.0 million gallons (1.0 TBtu) to 71.6 million gallons (5.8 TBtu) in the three months ended September 30, 2021 from 58.6 million gallons (4.8 TBtu) in the three months ended September 30, 2020.

•
Sales at the San Juan Power Plant increased by $108,263 from $68,458 for the nine months ended September 30, 2020 to $176,721 for the nine months ended September 30, 2021.  The increase was driven by additional volumes consumed at the San Juan Power Plant, as our San Juan Facility was not completed until July 2020.  Volumes delivered to the San Juan Power Plant increased by 88.0 million gallons (7.1 TBtu) to 165.9 million gallons (13.5 TBtu) in the nine months ended September 30, 2021 from 77.9 million gallons (6.4 TBtu) in the nine months ended September 30, 2020.

Subsequent to the acquisition of our interest in the Sergipe Facility as part of the Mergers, our share of revenue from our investment in CELSEPAR was $134,523 and $166,292 for the three and nine months ended September 30, 2021, respectively, which was primarily comprised of fixed capacity payments received under our PPAs. Revenue recognized from the operation of the Sergipe Power Plant was significantly increased in the third quarter of 2021 by emergency dispatch due to poor hydrological conditions in Brazil during the third quarter. Our proportionate share of revenue from the Sergipe Facility is included in this discussion as such revenue is included in our segment measure; in our consolidated statement of operations and comprehensive loss, we report the results from our investment in CELSEPAR as Income (loss) from equity method investments.

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

Cost of sales increased $134,466 and $196,473 for the three and nine months ended September 30, 2021, respectively, as compared to the three and nine months ended September 30, 2020, respectively.

•
Cost of LNG purchased from third parties for sale to our customers or delivered for commissioning of our customer’s assets in Puerto Rico increased $44,581 for the three months ended September 30, 2021, respectively as compared to the three months ended September 30, 2020. The increase was primarily attributable to a 15% increase in volumes delivered compared to the three months ended September 30, 2020 and an increase in LNG cost. The weighted-average cost of LNG purchased from third parties increased from $0.37 per gallon ($4.44 per MMBtu) for the three months ended September 30, 2020 to $0.58 per gallon ($6.98 per MMBtu) for the three months ended September 30, 2021.

•
Cost of LNG purchased from third parties for sale to our customers or delivered for commissioning of our customer’s assets in Puerto Rico increased $87,852 for the nine months ended September 30, 2021, respectively as compared to the nine months ended September 30, 2020. The increase was primarily attributable to a 42% increase in volumes delivered compared to the nine months ended September 30, 2020 and an increase in LNG cost. The weighted-average cost of LNG purchased from third parties increased from $0.51 per gallon ($6.13 per MMBtu) for the nine months ended September 30, 2020 to $0.54 per gallon ($6.58 per MMBtu) for the nine months ended September 30, 2021.

•
Cost of LNG from the sale of cargos in the market were $18,191 for the three and nine months ended September 30, 2021 as compared to $0 for the three and nine months ended September 30, 2020. Since August 2021, due to the significant increase in market pricing of LNG, we have used flexibility in our operations and supply portfolio to sell a portion of our committed cargos in the market. The weighted-average cost of LNG from the sale of a portion of our cargos was $0.69 per gallon ($8.33 per MMBTU) for the three and nine months ended September 30, 2021.

•
Subsequent to the acquisition of an interest in the Sergipe Facility as part of the Mergers, our share of Cost of sales from our investment in CELSEPAR was $73,015 and $75,042 for the three and nine months ended September 30, 2021, respectively, which was comprised of LNG costs to fuel the power plant and costs of power to fulfill requirements under the PPAs.

The weighted-average cost of our LNG inventory balance to be used in our Jamaican and Puerto Rican operations as of September 30, 2021 and December 31, 2020 was $0.64 per gallon ($7.71 per MMBtu) and $0.40 per gallon ($4.81 per MMBtu), respectively.

Charter costs decreased Cost of sales by $2,901 for the three months ended September 30, 2021.  As a result of the Mergers, we have effectively settled our charter agreement for the Freeze, one of the acquired vessels, and as such, the decrease in charter costs was attributable to the lower costs associated with the Freeze.

Charter costs increased Cost of sales by $3,441 for the nine months ended September 30, 2021, respectively. The increase was attributable to an additional vessel in our fleet associated with our San Juan Facility after our assets were placed in service in the third quarter of 2020, as well as an additional vessel lease that we assumed as part of the Mergers.  These increases were partially offset by lower costs associated with the Freeze.

Operations and maintenance

Operations and maintenance includes costs of operating our Facilities, exclusive of costs to convert that are reflected in Cost of sales. Operations and maintenance increased $13,569 and $35,481 for the three and nine months ended September 30, 2021, respectively, as compared to the three and nine months ended September 30, 2020.

•
Subsequent to acquisition of an interest in the Sergipe Facility as part of the Mergers, our share of Operations and maintenance from our investment in CELSEPAR was $7,227 and $12,306 for the three and nine months ended September 30, 2021, respectively, which was primarily comprised of costs related to the operation and services agreement for the Nanook, insurance costs and costs for connecting to the transmission system.

•
The increase for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 was primarily the result of costs of operating the San Juan Facility and CHP Plant and higher payroll costs, maintenance costs, insurance costs and port fees; these additional costs were $8,878.

•
The increase for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was primarily the result of San Juan Facility and the CHP Facility that were still in development during a portion of the nine months ended September 30, 2020. Operations and maintenance increased by the costs of operating the San Juan Facility and CHP Plant of $10,732. We also incurred $13,092 of payroll costs, maintenance costs, insurance costs and port fees.

Ships Segment

	Three Months	Nine Months
(in thousands of $)	Ended September 30, 2021	Ended September 30, 2021
Total revenues	$116,050	$211,812
Vessel operating expenses	21,210	41,385
Segment Operating Margin	$94,840	$170,427

Prior to the completion of the Mergers, we reported our results of operations in a single segment; all the assets and operations that comprise the Ships segment were acquired in the Mergers, and as such, there are no results of operations prior to the completion of the Mergers during the second quarter of 2021, and the results of operations for the Ships segment for the nine months ended September 30, 2021 represents five and a half months of operations.

Revenue in the Ships segment is comprised of operating lease revenue under time charters, fees for repositioning vessels as well as the reimbursement of certain vessel operating costs. We have also recognized revenue related to the interest portion of lease payments and the operating and service agreements in connection with the sales-type lease of the Nanook.

Subsequent to the completion of the Mergers, five of the FSRUs and one LNGCs were on hire under long-term charter agreements for the full period. Two LNGCs were operating in the spot market for a portion of the period subsequent to the completion of the Mergers through June 30, 2021. In the third quarter, one of these LNGCs, the Grand, began to be utilized in our terminal and logistics operations, and as such, the results of operations of the Grand are included in the Terminals and Infrastructure segment in the third quarter of 2021. The Spirit and the Mazo continue to be in cold lay-up, and no vessel charter revenue was generated from these vessels.

Two of the vessels acquired in the Mergers, the Celsius and the Penguin, have participated in a pooling arrangement, which we refer to as the Cool Pool. Under this arrangement, the pool manager markets participating vessels in the LNG shipping spot market, and the vessel owner continues to be fully responsible for the manning and technical management of their respective vessels. Revenue for charters of our vessels in the Cool Pool is presented on a gross basis in revenue, and our allocation of our share of the net revenues earned from the other pool participants’ vessels, which may be either income or expense depending on the results of all pool participants, is reflected on a net basis within Vessel operating expenses. The Penguin exited the Cool Pool in the third quarter of 2021, and we have chartered this vessel to a third party outside of the Cool Pool.

For the three and nine months ended September 30, 2021, revenue recognized in the Ships segment included $11,607 and $21,288 of interest income for the Nanook sales-type lease and $1,491 and $2,656 of revenue for operating services, respectively, provided to CELSE. As all operations of the Ships segment were acquired in the Mergers, the results of operations for the Nanook for the nine months ended September 30, 2021 represents five and a half months of operations.

Our segment measure includes our proportionate share of the results of operations of the Hilli. Our share of revenue from our investment in Hilli LLC was $26,011 and $47,758 for the three and nine months ended September 30, 2021, respectively, which was primarily comprised of fees received under the long-term tolling arrangement. The Hilli maintained 100% commercial uptime during the period subsequent to the Mergers.

Vessel operating expenses

 Vessel operating expenses include direct costs associated with operating a vessel, such as crewing, repairs and maintenance, insurance, stores, lube oils, communication expenses and management fees. We also recognize voyage expenses within Vessel operating expenses, which principally consist of fuel consumed before or after the term of time charter or when the vessel is off hire. Under time charters, the majority of voyage expenses are paid by customers. To the extent that these costs are a fixed amount specified in the charter, which is not dependent upon redelivery location, the estimated voyage expenses are recognized over the term of the time charter.

For the three and nine months ended September 30, 2021, we recognized $21,210 and $41,385, respectively, in Vessel operating expenses. As all operations of the Ships segment were acquired in the Mergers, Vessel operating expenses for the nine months ended September 30, 2021 represents five and a half months of operations of each of the acquired vessels.

Other operating results

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands of $)	2021	2020	Change	2021	2020	Change
Selling, general and administrative	$46,802	$26,821	$19,981	$124,954	$87,273	$37,681
Transaction and integration costs	1,848	4,028	(2,180)	42,564	4,028	38,536
Contract termination charges and loss on mitigation sales	-	-	-	-	124,114	(124,114)
Depreciation and amortization	31,194	9,489	21,705	68,080	22,363	45,717
Total operating expenses	250,721	125,805	124,916	654,792	479,343	175,449
Operating income (loss)	53,935	11,053	42,882	19,387	(173,389)	192,776
Interest expense	57,595	19,813	37,782	107,757	50,901	56,856
Other (income) expense, net	(5,400)	2,569	(7,969)	(13,458)	4,179	(17,637)
Loss on extinguishment of debt, net	-	23,505	(23,505)	-	33,062	(33,062)
Net income (loss) before income from equity method investments and income taxes	1,740	(34,834)	36,574	(74,912)	(261,531)	186,619
(Loss) income from equity method investments	(15,983)	-	(15,983)	22,958	-	22,958
Tax provision	3,526	1,836	1,690	7,058	1,949	5,109
Net loss	$(17,769)	$(36,670)	$18,901	$(59,012)	$(263,480)	$204,468

Selling, general and administrative

Selling, general and administrative includes compensation expenses for our corporate employees, employee travel costs, insurance, professional fees for our advisors and screening costs associated with development activities for projects that are in initial stages and development is not yet probable.

Selling, general and administrative increased $19,981 for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. The increase was primarily attributable to $10,558 of higher payroll costs associated with increased headcount for the three months ended September 30, 2021. Contributing to the increase was higher lease expense, insurance and IT, screening expenses, management fees, professional services, and other costs attributable to our expanded operations of $6,076.

Selling, general and administrative increased $37,681 for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The increase was primarily attributable to $21,451 of higher payroll costs associated with increased headcount for the nine months ended September 30, 2021. Contributing to the increase was higher lease expense, insurance and IT, screening expenses, management fees, professional services, and other costs attributable to our expanded operations of $14,875.

Transaction and integration costs

Transaction and integration costs decreased $2,180 and increased $38,536 for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020, respectively. For the three months ended September 30, 2021, we incurred $1,848 in connection with the Mergers, which consisted primarily of financial advisory, legal, accounting and consulting costs.

For the nine months ended September 30, 2021, we incurred $42,564 for transaction and integration costs. As part of arranging financing for the Mergers, we incurred $15,000 in bridge financing commitment fees. We issued the 2026 Notes to pay for a portion of the consideration for the Mergers and did not utilize the commitments under the bridge financing, and as such, the fees were expensed with the termination of the bridge financing commitment letter in the second quarter of 2021. We also incurred $3,978 of costs related to the settlement of a contractual indemnification obligation under a pre-existing lease arrangement prior to the GMLP Merger. The remaining transaction and integration costs were incurred in connection with the Mergers, which consisted primarily of financial advisory, legal, accounting and consulting costs.

For the three and nine months ended September 30, 2020, we incurred $4,028 of third-party fees associated with a new credit agreement that was accounted for as a modification.

Contract termination charges and loss on mitigation sales

Loss on mitigation sales for the three and nine months ended September 30, 2020 was $0 and $124,114, respectively. In June 2020, we executed an agreement to terminate our obligation to purchase LNG from our supplier for the remainder of 2020 in exchange for a payment of $105,000, and we recognized this cancellation charge during the three months ended June 30, 2020. We terminated our obligation in the second quarter of 2020 to both take advantage of the low pricing in the open market and to align future deliveries of LNG with our expected needs. Additionally, in the second quarter of 2020, we experienced lower than expected consumption by some of our customers, primarily as a result of unplanned maintenance at one of our customer’s facilities in Jamaica. As a result, we were unable to utilize a firm cargo purchased under our LNG supply agreement, incurring a loss of $18,906 on the sale of this cargo that was recognized during the second quarter of 2020. We did not have such transactions during the three and nine months ended September 30, 2021.

Depreciation and amortization

Depreciation and amortization increased $21,705 and $45,717 for the three and nine months ended September 30, 2021, respectively, as compared to the three and nine months ended September 30, 2020. The increase was primarily due to the following:

•
Subsequent to the completion of the Mergers, our results of operations include depreciation expense primarily for the vessels acquired. We recognized $13,691 and $25,100 of incremental depreciation expense for the acquired vessels during the three and nine months ended September 30, 2021 as compared to the same periods in the prior year;

•	Amortization of the value recorded for favorable and unfavorable contracts acquired in the Mergers of $6,779 and $12,128 for the three and nine months ended September 30, 2021, respectively;

•	Increase in depreciation of $427 and $5,229 for the San Juan Facility that went into service in July 2020 for the three and nine months ended September 30, 2021, respectively; and

•	Increase in depreciation of $2,297 for the CHP Plant that went into service in March 2020 for the nine months ended September 30, 2021.

Interest expense

Interest expense increased by $37,782 and $56,856 for the three and nine months ended September 30, 2021, respectively, as compared to the three and nine months ended September 30, 2020. The increase was primarily due to an increase in total principal outstanding due to the issuance of the 2025 Notes in September 2020, the 2026 Notes in April 2021, draws on the Revolving Facility in the second and third quarters of 2021, borrowings under the Vessel Term Loan Facility and the CHP Facility (all defined below); principal outstanding on outstanding facilities was $3,888,894 as of September 30, 2021 as compared to total outstanding debt of $1,000,000 as of September 30, 2020.

In conjunction with the Mergers, we assumed outstanding debentures issued by a subsidiary of Hygo and the outstanding debt of variable interest entities (“VIEs”) that are now consolidated in our financial statements, totaling $630,563 as of the acquisition date. Although we have no control over the funding arrangements of these entities, we are the primary beneficiary of these VIEs and therefore these loan facilities are presented as part of the condensed consolidated financial statements.

Upon assumption of the debt held by VIEs, we recognized the liabilities assumed at fair value and amortization of the discount from carrying value has been recorded as additional interest expense. For the three months and nine months ended September 30, 2021, we recognized additional interest expense attributable to assumed debt of $15,263 and $8,628, respectively.

Other (income) expense, net

Other (income) expense, net increased by $7,969 and $17,637 for the three and nine months ended September 30, 2021, respectively, as compared to the three and nine months ended September 30, 2020. The increase was primarily due to the following::

•	Gains in investments in equity securities compared to losses in the same periods in 2020, contributing $7,335 and $9,640 for the three and nine months ended September 30, 2021, respectively;

•
Increase from the reduction in losses resulting from the fair value of derivative liabilities and equity agreement associated with payments due to sellers in asset acquisitions of $2,737 and $3,156, for the three and nine months ended September 30, 2021, respectively; and

•
Changes in the fair value of the cross-currency interest rate swap and the interest rate swaps acquired in connection with the Mergers, resulting in expense of $4,278 and additional income of $2,081, for the three and nine months ended September 30, 2021, respectively.

Loss on extinguishment of debt, net

Loss on extinguishment of debt for the three and nine months ended September 30, 2020 was $23,505 and $33,062, respectively, as a result of the extinguishment of previous credit facilities in January 2020 and September 2020. We did not have such transactions during the three and nine months ended September 30, 2021.

Tax provision

We recognized a tax provision for the three and nine months ended September 30, 2021 of $3,526 and $7,058, respectively, compared to tax provision of $1,836 and $1,949 for the three and nine months ended September 30, 2020, respectively. The increases to the tax provision and effective tax rate for both the three and nine months ended September 30, 2021 was primarily driven by an increase in pre-tax income in certain profitable non-U.S. operations and the inclusion of operations of certain jurisdictions of acquired business. For the nine months ended September 30, 2021, these increases in tax expense were partially offset by the release of a valuation allowance in a foreign jurisdiction resulting in a discrete benefit of $1,800.

Income from equity method investments

During the period after the completion of the Mergers, we recognized losses and income from our investments in Hilli and CELSEPAR of $(15,983) and $22,958 for the three and nine months ended September 30, 2021, respectively. Our proportionate share of the losses and earnings of $(7,101) and $37,614, respectively, were offset by amortization of basis differences through our equity earnings of $8,882 and $14,656 for the three and nine months ended September 30, 2021, respectively. During the period after the Mergers, our share of earnings from CELSEPAR was significantly impacted by a foreign currency remeasurement loss of $17,709 for the three months ended September 30, 2021 and a gain of $8,067 for the nine months ended September 30, 2021, primarily as a result of the remeasurement of the Nanook finance lease obligation.

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

•
Our historical financial results do not include significant projects that have recently been completed or are near completion. Our results of operations for the three and nine months ended September 30, 2021 include our Montego Bay Facility, Old Harbour Facility, San Juan Facility, certain industrial end-users and our Miami Facility. We are finalizing development of our La Paz Facility and Puerto Sandino Facility, and our current results do not include revenue and operating results from these projects. Our current results also exclude other developments, including the Suape Facility, the Barcarena Facility, the Santa Catarina Facility and the Ireland Facility.

•
Our historical financial results do not reflect new LNG supply agreements that will lower the cost of our LNG supply through 2030. We currently purchase the majority of our supply of LNG from third parties, sourcing approximately 97% of our LNG volumes from third parties for the three and nine months ended September 30, 2021, respectively, a significant portion of which is under an LNG supply agreement signed in 2018. During 2020 and 2021, we also entered into LNG supply agreements for the purchase of approximately 601 TBtu of LNG at a price indexed to Henry Hub from 2021 and 2030, resulting in expected pricing below the pricing in our previous long-term supply agreement. We have now secured supply for LNG volumes equal to approximately 100% of our expected needs for our Montego Bay Facility, Old Harbour Facility, San Juan Facility, La Paz Facility and Puerto Sandino Facility for the next six years.

We also anticipate that the deployment of Fast LNG floating liquefaction facilities will significantly lower the cost of our LNG supply and reduce our dependence on third party suppliers.

Since August 2021, LNG prices have increased materially. Due to this significant increase in market pricing of LNG, we have used flexibility in our operations and supply portfolio to sell a portion of our committed cargos in the market with delivery in Q4 2021, and these cargo sales are expected to increase our revenues and results of operations in the fourth quarter of 2021.

Liquidity and Capital Resources

We believe we will have sufficient liquidity from proceeds from recent borrowings, access to additional capital sources and cash flow from operations to fund our capital expenditures and working capital needs for the next 12 months. We expect to fund our current operations and continued development of additional facilities through cash on hand, borrowings under our debt facilities and cash generated from operations. We may also elect to generate additional liquidity through future debt or equity issuances to fund developments and transactions. We have historically funded our developments through proceeds from our IPO and debt and equity financing, most recently as follows:

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

•	In December 2020, we issued 5,882,352 shares of Class A common stock and received proceeds of $290,771, net of $1,221 in issuance costs.

•	In April 2021, we issued $1,500,000 of 2026 Notes; we also entered into the $200,000 Revolving Facility that has a term of approximately five years.

•	In August 2021, we entered into the CHP Facility (defined below) and initially drew $100,000, which may be increased to $285,000.

•
In September 2021, Golar Partners Operating LLC, our indirect subsidiary, closed on the Vessel Term Loan Facility (defined below). Under this facility, we borrowed an initial amount of $430,000, which may be increased to $725,000, subject to satisfaction of certain conditions including the provision of security in relation to additional vessels.

We have assumed total committed expenditures for all completed and existing projects to be approximately $1,663 million, with approximately $1,154 million having already been spent through September 30, 2021. This estimate represents the committed expenditures necessary to complete the La Paz Facility, Puerto Sandino Facility, the Suape Facility, the Barcarena Facility and the Santa Catarina Facility, as well committed expenditures to serve new industrial end-users. We expect to be able to fund all such committed projects with a combination of cash on hand, cash flows from operations, proceeds from the financing of the CHP Plant and borrowings under our Revolving Facility. We may also enter into other financing arrangements to generate proceeds to fund our developments. Through September 30, 2021, we have spent approximately $128 million to develop the Pennsylvania Facility. Approximately $22 million of construction and development costs have been expensed as we have not issued a final notice to proceed to our engineering, procurement and construction contractors. Cost for land, as well as engineering and equipment that could be deployed to other facilities and associated financing costs of approximately $106 million, has been capitalized, and to date, we have repurposed approximately $17 million of engineering and equipment to our Fast LNG project.

Cash Flows

The following table summarizes the changes to our cash flows for the nine months ended September 30, 2021 and 2020, respectively:

	Nine Months Ended September 30,
(in thousands)	2021	2020	Change
Cash flows from:
Operating activities	$(139,687)	$(115,710)	$(23,977)
Investing activities	(2,031,158)	(115,704)	(1,915,454)
Financing activities	1,874,149	291,816	1,582,333
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(296,696)	$60,402	$(357,098)

Cash used in operating activities

Our cash flow used in operating activities was $139,687 for the nine months ended September 30, 2021, which increased by $23,977 from $115,710 for the nine months ended September 30, 2020. Our net loss for the nine months ended September 30, 2021, when adjusted for non-cash items, decreased by $111,484 from the nine months ended September 30, 2020. The reduction to the net loss was offset by changes in working capital accounts, primarily significant increases in receivables, inventory and accrued liabilities, including costs attributable to the Mergers.

Cash used in investing activities

Our cash flow used in investing activities was $2,031,158 for the nine months ended September 30, 2021, which increased by $1,915,454 from $115,704 for the nine months ended September 30, 2020. Cash used for the Mergers, net of cash acquired was $1,586,042. Cash outflows for investing activities during the nine months ended September 30, 2021 were also used for continued development of the Puerto Sandino Facility, Suape Facility, Barcarena Facility, Santa Catarina Facility, as well as our Fast LNG solution.

During the nine months ended September 30, 2020, we completed the CHP Plant and were in the final stages of development of the San Juan Facility, and as such, we incurred lower cash outflows for investing activities for the nine months ended September 30, 2020.

Cash provided by financing activities

Our cash flow provided by financing activities was $1,874,149 for the nine months ended September 30, 2021, which increased by $1,582,333 from cash provided by financing activities of $291,816 for the nine months ended September 30, 2020. Cash provided by financing activities during the nine months ended September 30, 2021 was due to proceeds received from the borrowings under the 2026 Notes of $1,500,000, the draw of $200,000 on the Revolving Facility, and the draw of $430,000 million on the Vessel Term Loan Facility. The proceeds received were further offset by financing fees paid in connection with the borrowings, tax payments for equity compensation made on behalf of employees and dividends paid for the nine months ended September 30, 2021.

Cash flow provided by financing activities during the nine months ended September 30, 2020 were primarily consisted of proceeds received from the borrowings under the 2025 Notes of $1,000,000 and the borrowings under our previous credit agreement of $800,000, partially offset by an original issue discount of $20,000 and financing fees. Additionally, the remaining proceeds from secured bonds issued in Jamaica of $52,144 were received during the first quarter of 2020. A portion of these proceeds was used to fund the repayment of our previous credit agreement of $800,000, the senior secured and unsecured bonds that had been issued in Jamaica of $183,600, and our previous term loan facility of $506,402.

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

On December 17, 2020, we issued $250,000 of additional notes on the same terms as the 2025 Notes in a private offering pursuant to Rule 144A under the Securities Act (subsequent to this issuance, these additional notes are included in the definition of 2025 Notes herein). Proceeds received included a premium of $13,125, which was offset by additional financing costs incurred of $4,566. As of September 30, 2021 and December 31, 2020, remaining unamortized deferred financing costs for the 2025 Notes was $9,323 and $10,439, respectively.

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

We used the net proceeds from this offering to fund the cash consideration for the GMLP Merger and pay related fees and expenses. In connection with the issuance of the 2026 Notes, we incurred $24,588 in origination, structuring and other fees, which was deferred as a reduction of the principal balance of the 2026 Notes on the condensed consolidated balance sheets. As of September 30, 2021, total remaining unamortized deferred financing costs for the 2026 Notes was $22,362.

Vessel Term Loan Facility

On September 18, 2021, Golar Partners Operating LLC, an indirect subsidiary of NFE, closed a senior secured amortizing term loan facility (the “Vessel Term Loan Facility”). Under this facility, the Company borrowed an initial amount of $430,000, which may be increased to $725,000, subject to satisfaction of certain conditions including the provision of security in relation to additional vessels.

Loans under the Vessel Term Loan Facility bear interest at a rate of LIBOR plus a margin of 3 percent. The Vessel Term Loan Facility shall be repaid in quarterly installments of $15,357, with the final repayment date in September 2024. Quarterly principal payments will be increased to reflect any upsize of the Vessel Term Loan Facility to reflect a straight-line amortization profile over the remaining term.

Obligations under the Vessel Term Loan Facility are guaranteed by GMLP and certain of GMLP’s subsidiaries. Lenders have been granted a security interest covering three floating storage and regasification vessels and four liquified natural gas carriers, and the issued and outstanding shares of capital stock of certain GMLP subsidiaries have been pledged as security.

The Company may prepay outstanding indebtedness without penalty, and certain events, such as (i) total loss; (ii) minimum security value; (iii) the sale or transfer of certain vessels; or (iv) the termination of the charter over the Hilli, will require a mandatory prepayment.

The Vessel Term Loan Facility contains customary representations and warranties and customary affirmative and negative covenants, including financial covenants, chartering restrictions, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. Financial covenants include requirements that GMLP and Golar Partners Operating LLC maintain a certain amount of Free Liquid Assets, that the EBITDA to Consolidated Debt Service and the Net Debt to EBITDA ratios are no less than 1.15:1 and no greater than 6.50:1, respectively, and that Consolidated Net Worth is greater than $250,000, each as defined in the Vessel Term Loan Facility.  The Company was in compliance with these covenants as of September 30, 2021.

In connection with the closing the Vessel Term Loan Facility, we incurred $6,229 in origination, structuring and other fees, which were deferred as a reduction of the principal balance of the Vessel Term Loan Facility on the condensed consolidated balance sheets. As of September 30, 2021, total remaining unamortized deferred financing costs for the Vessel Term Loan Facility was $6,161.

Debenture Loan

As part of the Mergers, we assumed non-convertible Brazilian debentures issued by NFE Brasil, our indirect subsidiary, in the aggregate principal amount of BRL 255.6 million ($45 million) due September 2024, bearing interest at a rate equal to the one-day interbank deposit futures rate in Brazil plus 2.65% (the “Debenture Loan”). The Debenture Loan was recognized at fair value of $44,566 on the date of the Mergers, and the discount recognized in purchase accounting will result in additional interest expense until maturity. Interest and principal is payable on the Debenture Loan semi-annually on September 13 and March 13.

The Debenture Loan is fully and unconditionally guaranteed by 100% of the shares issued by NFE Brasil owned by our consolidated subsidiary, LNG Power Ltd.

CHP Facility

On August 3, 2021, NFE South Power Holdings Limited, a wholly owned subsidiary of NFE, entered into a financing agreement (“CHP Facility”). We initially drew $100,000 under the CHP Facility, and the CHP Facility is secured by our combined heat and power plant in Clarendon, Jamaica. We incurred $3,651 in origination, structuring and other fees associated with entry into the CHP Facility, which was deferred as a reduction of the principal balance of the CHP Facility on the condensed consolidated balance sheets. As of September 30, 2021, the remaining unamortized deferred financing costs for the CHP Facility was $3,636.

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

The obligations under the Revolving Facility are guaranteed by each domestic subsidiary and foreign subsidiary that is a guarantor under the existing 2025 Notes, and the Revolving Facility is secured by substantially the same collateral as our existing first lien obligations under the 2025 Notes. The Revolving Facility contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants.    Financial covenants include requirements to maintain Debt to Capitalization Ratio of less than 0.7:1.0, and for quarters in which the Revolving Facility is greater than 50% drawn, the Debt to Annualized EBITDA Ratio must be less than 5.0:1.0 for fiscal quarters ending December 31, 2021 until September 30, 2023 and less than 4.0:1.0 for the fiscal quarter ended December 31, 2023 (each as defined in the Revolving Facility).  The Company was in compliance with these covenants as of September 30, 2021.

We incurred $3,974 in origination, structuring and other fees, associated with entry into the Revolving Facility. These costs have been capitalized within Other non-current assets on the condensed consolidated balance sheets. As of September 30, 2021, total remaining unamortized deferred financing costs for the Revolving Facility was $3,658.

During the second and third quarters of 2021, the Company drew $152,500 and $47,500 on the Revolving Facility, respectively.  During the third quarter of 2021, the Company repaid the amounts outstanding on the Revolving Facility, and as of September 30, 2021, no amounts remain outstanding.

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

The SPV loans and the sale leaseback arrangements assumed in the Mergers contain certain operating and financing restrictions and covenants that require: (a) certain subsidiaries to maintain a minimum level of liquidity of $30,000 and consolidated net worth of $123,950, (b) certain subsidiaries to maintain a minimum debt service coverage ratio of 1.20:1, (c) certain subsidiaries to not exceed a maximum net debt to EBITDA ratio of 6.5:1, (d) certain subsidiaries to maintain a minimum percentage of the vessel values over the relevant outstanding loan facility balances of either 110% and 120%, (e) certain subsidiaries to maintain a ratio of liabilities to total assets of less than 0.70:1. As of September 30, 2021, the Company was in compliance with all covenants under debt and lease agreements.

Eskimo Leaseback and Credit Facility

As part of the Mergers, we have assumed obligations under a sale and leaseback of the Eskimo with Sea 23 Leasing Co. Limited of China Merchants Bank Leasing (the “Eskimo Leaseback”). Payments are due monthly in 120 installments of $1,069 along with amounts owed for interest of LIBOR plus 3.85%, with a balloon payment of $128,250 due upon maturity.

Sea 23 Leasing Co. Limited, the owner of the Eskimo, has a long-term loan facility that is denominated in USD, has a loan term of ten years and bears interest at a rate of LIBOR plus a margin of 2.66% (the “Eskimo SPV Facility”). As of the acquisition date of GMLP, the outstanding principal balance was $160,520, and we recognized the fair value of this facility of $158,072 on the date of the Mergers. The discount recognized in purchase accounting will result in additional interest expense until maturity.

Nanook Leaseback and Credit Facility

As part of the Mergers, we have assumed obligations under a sale and leaseback of the Nanook with Compass Shipping 23 Corporation Limited (the “Nanook Leaseback”). Payments are due quarterly in 48 installments of $2,943 along with amounts owed for interest due based on LIBOR plus 3.5%, with a balloon payment of approximately $94,000 upon maturity.

Compass Shipping 23 Corporation Limited, the owner of the Nanook, has a long-term loan facility that is denominated in USD, has a loan term of twelve years, bears interest at a fixed rate of 2.7% (the “Nanook SPV Facility”) and is repayable in a balloon payment on maturity. As of the acquisition date, the outstanding principal balance was $202,249, and we recognized the fair value of this facility of $201,484 on the date of the Mergers. The discount recognized in purchase accounting will result in additional interest expense until maturity.

Penguin Leaseback and Credit Facility

As part of the Mergers, we have assumed obligations under a sale and leaseback of the Penguin with Oriental LNG 02 Limited (the “Penguin Leaseback”). Payments are due quarterly in 24 installments of $1,890 along with amounts owed for interest due based on LIBOR plus 3.6%, with a balloon payment of approximately $63,000 upon maturity.

Oriental Fleet LNG 02 Limited, the owner of the Penguin, has a long-term loan facility that is denominated in USD, is repayable in quarterly installments over a term of approximately six years and bears interest at LIBOR plus a margin of 1.7%. The SPV also has amounts payable to its parent. As of the acquisition date, the outstanding principal balance was $104,882, and we recognized the fair value of this facility and the amount due to the parent of $105,126 on the date of the Mergers. The premium recognized in purchase accounting will result in a reduction to interest expense until maturity.

Celsius Leaseback and Credit Facility

As part of the Mergers, we have assumed obligations under a sale and leaseback of the Celsius with Noble Celsius Shipping Limited (the “Celsius Leaseback”). Payments are due quarterly in 28 installments of $2,679 in addition to amounts owed for interest based on LIBOR plus 3.9%, with a balloon payment of approximately $45,000 upon maturity.

Noble Celsius Shipping Limited, the owner of the Celsius, has a long-term loan facility that is denominated in USD, $76,179 of which is repayable in quarterly installments over a term of approximately seven years with a balloon payment of $37,179 at maturity and bears interest at LIBOR plus a margin of 1.8%. The SPV has another facility with its parent for the remaining principal of $45,200, which is due as a balloon payment upon maturity in March 2023 and bears interest at a fixed rate of 4.0%.  As of the acquisition date, the total outstanding principal balance was $121,379, and we recognized the fair value of these facilities of $121,308 on the date of the Mergers. The discount recognized in purchase accounting will result in additional interest expense until maturity.

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

Sergipe Debt Financing

To finance construction of the Sergipe Facility and the Sergipe Power Plant, CELSE signed financing agreements with amounts made available by banks and multilateral organizations throughout 2018 (the “CELSE Facility”). As of September 30, 2021, amounts outstanding and the effective interest rates under the CELSE Facility were as set forth below. Principal and interest payments are due each October and April. The CELSE Facility matures in April 2032.

Credit facility (Real and USD in millions)	Amount Outstanding		Effective interest rate
IFC	R$	927.7($171.4)	10.2%
Inter-American Development Bank	R$	766.9($141.7)	10.0%
IDB Invest(1)		$37.4	5.6%
IDB China Fund		$49.2	5.6%

CELSE also issued debentures in the aggregate principal amount of R$3,370.0 million (net proceeds of $897.2 million as of the issuance date), due April 2032, bearing interest at a fixed rate of 9.85% (the “CELSE Debentures”). As of September 30, 2021, the balance of the CELSE Debentures was R$3,324.02 million ($614.0 million as of September 30, 2021). Interest is payable on the CELSE Debentures semi-annually on each April 15 and October 15, beginning on October 15, 2018. The CELSE Debentures are amortized and repaid in 24 consecutive semi-annual installments on each of April 15 and October 15, that commenced on October 15, 2020.

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

CELSEPAR has entered into a Standby Guarantee and Credit Facility Agreement with GE Capital EFS Financing, Inc. (“GE Capital”), as lender, and Ebrasil Energia Ltda. (“Ebrasil”) and NFE Power Brasil Participações S.A (“NFE Brazil”), each as sponsor (the “GE Credit Facility”). Pursuant to the GE Credit Facility, GE Capital agreed to provide $120,000 in credit support in respect of CELSEPAR’s obligation to make certain contingent equity contributions to CELSE. Amounts disbursed under the GE Credit Facility accrue interest at a fixed rate of LIBOR plus a margin of 11.4% and are payable on May 30 and November 30 each year, beginning on May 30, 2020.  All interest due to date has been capitalized into the principal balance, and there have been no principal payments paid to date. The GE Credit Facility matures on November 30, 2024.  The GE Credit Facility includes covenants and events of default that are customary for similar transactions.

On July 9, 2021, CELSE and CELSEPAR entered into a working capital facility for the posting of certain letters of credit in favor of the supplier of LNG and the financing of LNG costs to satisfy dispatch requirements prior to receiving related variable revenues.  The working capital facility is in an aggregate amount of up to $200.0 million (or its equivalent in Reais). The facility has a term of 12 months, renewable for equal periods by mutual agreement of the parties. Amounts disbursed under the working capital facility accrue interest at a rate of (i) DI Rate + 3.50% per year in respect of a bank credit bill, (ii) 2.50% per year for standby letters of credit, (iii) DI Rate + 3.50% per year in respect of any import financing (FINIMP) modality, and (iv) DI Rate + 3.50% per year for any bank loan. The DI Rate is made by reference to Libor+, according to the pricing at the time of request. On July 9, 2021, a standby letter of credit was issued under this facility for the benefit of CELSE pursuant to the working capital facility in an amount of $31.1 million with an expiration date of September 15, 2021. The standby letter of credit is guaranteed, jointly but not severally, by CELSE’s shareholders, NFE and Electricidade do Brasil S.A.—Ebrasil.

Golar Hilli Leaseback

As part of the Mergers, we acquired an investment in Hilli LLC; Golar Hilli Corporation (“Hilli Corp”), is a direct subsidiary of Hilli LLC. and is a party to a Memorandum of Agreement with Fortune Lianjiang Shipping S.A., a subsidiary of China State Shipbuilding Corporation (“Fortune”), pursuant to which Hilli Corp has sold to and leased back from Fortune the Hilli under a 10-year bareboat charter agreement (the “Hilli Leaseback”). Under the Hilli Facility, Hilli Corp pays Fortune equal quarterly principal payments plus interest based on LIBOR plus a margin of 4.15%. Our 50% share of Hilli Corp’s indebtedness of $729,000 amounted to $364,500 as of September 30, 2021.

As part of the Mergers, we have assumed a guarantee of 50% of the outstanding principal and interest amounts payable by Hilli Corp under the Hilli Leaseback. We also assumed a guarantee of the letter of credit (“LOC Guarantee”) issued by a financial institution in the event of Hilli Corp’s underperformance or non-performance under its tolling agreement. Certain of our subsidiaries are required to comply with the following covenants and ratios: (i) free liquid assets of at least $30 million throughout the Hilli Leaseback period; (ii) a maximum net debt to EBITDA ratio for the previous 12 months of 6.5:1; and (iii) a consolidated tangible net worth of $123,950.

Letter of Credit Facility

On July 16, 2021, the Company entered into an uncommitted letter of credit and reimbursement agreement with a bank for the issuance of letters of credit for an aggregate amount of up to $75,000. Outstanding letters of credit are subject to a fee of 1.75% to be paid quarterly, and interest is payable on the principal amounts of unreimbursed letter of credit draws under the facility at a rate of the higher of the bank’s prime rate or the Federal Funds Effective Rate plus 0.50% and a margin of 1.75%. We are using this uncommitted letter of credit and reimbursement agreement to reduce the cash collateral required under existing letters of credit releasing restricted cash. A portion of our restricted cash balance supports existing letters of credit, and this uncommitted letter of credit and reimbursement agreement has replaced these letters of credit and released restricted cash, enhancing our ability to manage the working capital needs of the business.

Off Balance Sheet Arrangements

As of September 30, 2021 and December 31, 2020, we had no off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

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

The Company currently has seven vessels under time charter leases with non-cancellable terms ranging from three months to four years. The lease commitments in the table above include only the lease component of these arrangements due over the non-cancellable term and does not include any operating services.

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

The Company’s LNG carriers may participate in a LNG carrier pool collaborative arrangement with Golar LNG Limited, referred to as the Cool Pool. The Cool Pool allows the pool participants to optimize the operation of the pool vessels through improved scheduling ability, cost efficiencies and common marketing. Under the Pool Agreement, the Pool Manager is responsible, as agent, for the marketing and chartering of the participating vessels and paying certain voyage costs such as port call expenses and brokers’ commissions in relation to employment contracts, with each of the Pool Participants continuing to be fully responsible for fulfilling the performance obligations in the contract.

The Company is primarily responsible for fulfilling the performance obligations in the time charters of vessels owned by the Company, and the Company is the principal in such time charters. Revenue and expenses for charters of our vessels that participate in the Cool Pool are presented on a gross basis within Vessel charter revenues and Vessel operating expenses, respectively, in the condensed consolidated statements of operations and comprehensive loss. Our allocation of our share of the net revenues earned from the other pool participants’ vessels, which may be either income or expense depending on the results of all pool participants, is reflected on a net basis within Vessel operating expenses in the condensed consolidated statements of operations and comprehensive loss.

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

Our long-term, take-or pay contracts to deliver natural gas or LNG to our customers also limit our exposure to fluctuations in natural gas and LNG as our pricing is largely based on the Henry Hub index plus a contractual spread. Based on the long-term nature of our contracts and the market value of the underlying assets, changes in the price of LNG do not indicate that a recoverability assessment of our assets is necessary. Further, we plan to utilize our own liquefaction facilities to manufacture our own LNG at attractive prices, secure LNG to supply our expanding operations and reduce our exposure to future LNG price variations in the long term, including Fast LNG and our expanded delivery logistics chain in the Pennsylvania Facility.

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

The COVID-19 pandemic has also significantly impacted energy markets, and the price of oil traded at historic low prices in 2020. Future expansion of our business is dependent upon LNG being a competitive source of energy and available at a lower cost than the cost to deliver other alternative energy sources, such as diesel or other distillate fuels. Although LNG is currently trading at historical high prices, we believe that over the long-term LNG and natural gas will remain a competitive fuel source for customers.

We have considered that the market price of LNG can vary widely, including decreases throughout 2019 and 2020 and dramatic increases in the third quarter of 2021. Our extensive and growing portfolio of downstream terminals and infrastructure, together with our locked-in gas supply, provides powerful flexibility to serve customer needs and participate in the opportunities created by market disruptions. During periods of declining LNG prices in 2019 and 2020, we executed four long-term LNG supply agreements in 2020 at prices that are expected to be significantly lower our supply contract executed in 2018. Further, we took advantage of the lower market pricing of LNG to supply our operations for the second half of 2020. We also executed an additional addendum to one of our supply agreements in 2021 to continue to secure 100% of our LNG supply needs for our Montego Bay Facility, Old Harbour Facility, San Juan Facility, La Paz Facility and Puerto Sandino Facility through 2030. During dramatic increases of LNG prices in recent months, we have been able to take advantage of flexibility in our operations and supply portfolio to sell a portion of our committed cargos in the market with delivery in Q4 2021, and these cargo sales are expected to increase our revenues and results of operations in the fourth quarter of 2021.

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

As of September 30, 2021, management determined that it was not probable that the performance condition for our outstanding PSUs would be met. For these awards, compensation cost and the number of PSUs ultimately earned remains variable and compensation cost for these awards is recorded once achievement of the performance conditions becomes probable through the requisite service period. A cumulative adjustment to share-based compensation expense is recorded in the period that achievement of performance conditions becomes probable.

Business combinations and goodwill

We evaluate each purchase transaction to determine whether the acquired assets meet the definition of a business. If substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, then the set of transferred assets and activities is not a business. If not, for an acquisition to be considered a business, it would have to include an input and a substantive process that together significantly contribute to the ability to create outputs. A substantive process is not ancillary or minor, cannot be replaced without significant costs, effort or delay or is otherwise considered unique or scarce. To qualify as a business without outputs, the acquired assets would require an organized workforce with the necessary skills, knowledge and experience that performs a substantive process.

For acquisitions that are not deemed to be businesses, the assets acquired are recognized based on their cost to us as the acquirer, and no gain or loss is recognized. The cost of assets acquired in a group is allocated to individual assets within the group based on their relative fair values and no goodwill is recognized. Transaction costs related to acquisition of assets are included in the cost basis of the assets acquired.

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

The Company performs valuations of assets acquired, liabilities assumed and noncontrolling interests in an acquired entity and allocates the purchase price to its respective assets, liabilities and noncontrolling interests. Determining the fair value of assets acquired, liabilities assumed and noncontrolling interests in an acquired entity requires management to use significant judgment and estimates, including the selection of appropriate valuation methodologies, estimates of projected revenues, costs and cash flows, and discount rates. The Company estimated the fair value of the vessels acquired in the Mergers using a combination of the income approach and the cost approach, which determines the replacement costs for the assets, adjusting for age and condition. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. As a result, actual results may differ from these estimates. During the measurement period, the Company may record adjustments to acquired assets, liabilities assumed and noncontrolling interests, with corresponding offsets to goodwill. Upon the conclusion of a measurement period, any subsequent adjustments are recorded to earnings.

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

Commodity Price Risk

Commodity price risk is the risk of loss arising from adverse changes in market rates and prices. We are able to limit our exposure to fluctuations in natural gas prices as our pricing in contracts with customers is largely based on the Henry Hub index price plus a contractual spread. Our exposure to market risk associated with LNG price changes may adversely impact our business. We do not currently have any derivative arrangements to protect against fluctuations in commodity prices, but to mitigate the effect of fluctuations in LNG prices on our operations, we may enter into various derivative instruments. However, we have secured 100% of our LNG supply needs for our Montego Bay Facility, Old Harbour Facility, San Juan Facility, La Paz Facility and Puerto Sandido Facility through 2030.

Interest Rate Risk

The 2025 Notes and 2026 Notes were issued with a fixed rate of interest, and as such, a change in interest rates would impact the fair value of the 2025 Notes and 2026 Notes but such a change would have no impact on our results of operations or cash flows. A 100-basis point increase or decrease in the market interest rate would decrease or increase the fair value of our fixed rate debt by approximately $60 million. The sensitivity analysis presented is based on certain simplifying assumptions, including instantaneous change in interest rate and parallel shifts in the yield curve.

Interest under the Vessel Term Loan Facility has a component based on LIBOR or other market indices should LIBOR become unavailable. A 100-basis point increase or decrease in the market interest rate would decrease or increase our interest expense by approximately $4.3 million.

As a result of the Mergers, we assumed the Debenture Loan and a cross-currency interest rate swap to protect against adverse movements in interest rates of the Debenture Loan. We also acquired an interest rate swap to manage the exposure to adverse movements in interest rates of debt held by our equity method investee, Hilli LLC, but we do not currently have any derivative arrangements to protect against fluctuations in interest rates applicable to our other outstanding indebtedness.

Foreign Currency Exchange Risk

After the completion of the Hygo Merger, we began to have more significant transactions, assets and liabilities denominated in Brazilian reais; our Brazilian subsidiaries and investments receive income and pays expenses in Brazilian reais. A portion of our exposure to exchange rates is economically hedged by a cross-currency interest rate swap. Based on our Brazilian reais revenues and expenses for the period since the completion of the Hygo Merger, a 10% depreciation of the U.S. dollar against the Brazilian reais would not significantly decrease our revenue or expenses. As our operations expand in Brazil, our results of operations will be exposed to changes in fluctuations in the Brazilian real, which may materially impact our results of operations.

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

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021 at the reasonable assurance level.

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

Other than the foregoing, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2020, we had approximately $1,250 million aggregate principal amount of indebtedness outstanding. As of September 30, 2021, we had approximately $3,890 million aggregate principal amount of indebtedness. On an ongoing basis, we engage with lenders and other financial institutions in an effort to improve our liquidity and capital resources. We may incur additional debt to fund our business and strategic initiatives.  If we incur additional debt and other obligations, the risks associated with our substantial leverage and the ability to service such debt would increase.

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

In the United States and Puerto Rico, approvals of the DOE under Section 3 of the NGA, as well as several other material governmental and regulatory permits, approvals and authorizations, including under the CAA and the CWA and their state analogues, may be required in order to construct and operate an LNG facility and export LNG. Permits, approvals and authorizations obtained from the DOE and other federal and state regulatory agencies also contain ongoing conditions, and additional requirements may be imposed. Certain federal permitting processes may trigger the requirements of the National Environmental Policy Act (“NEPA”), which requires federal agencies to evaluate major agency actions that have the potential to significantly impact the environment. Compliance with NEPA may extend the time and/or increase the costs for obtaining necessary governmental approvals associated with our operations and create independent risk of legal challenges to the adequacy of the NEPA analysis, which could result in delays that may adversely affect our business, contracts, financial condition, operating results, cash flow, liquidity and profitability. On July 15, 2020, the White House Council on Environmental Quality issued a final rule revising its NEPA regulations. These regulations have taken legal effect, and although they have been challenged in court, they have not been stayed. The Council on Environmental Quality has announced that it is engaged in an ongoing and comprehensive review of the revised regulations and is assessing whether and how the Council may ultimately undertake a new rulemaking to revise the regulations. The impacts of any such future revisions that may be adopted are uncertain and indeterminable for the foreseeable future. On June 18, 2020, we received an order from FERC, which asked us to explain why our San Juan Facility is not subject to FERC’s jurisdiction under section 3 of the NGA. Because we do not believe that the San Juan Facility is jurisdictional, we provided our reply to FERC on July 20, 2020 and requested that FERC act expeditiously. On March 19, 2021 FERC issued an order that the San Juan Facility does fall under FERC jurisdiction. FERC directed us to file an application for authorization to operate the San Juan Facility within 180 days of the order, which is September 15, 2021, but also found that allowing operation of the San Juan Facility to continue during the pendency of an application is in the public interest. FERC also concluded that no enforcement action against us is warranted, presuming we comply with the requirements of the order. Parties to the proceeding, including the Company, sought rehearing of the March 19, 2021 FERC order, and FERC denied all requests for rehearing in an order issued on July 15, 2021.  We have filed petitions for review of FERC’s March 19, 2021 and July 15, 2021 orders with the United States Court of the Appeals for the District of Columbia Circuit.  To date, no other party has sought review of FERC’s orders.  While our petitions for review are pending, we intend to comply with FERC’s directive to file an application for authorization to operate the San Juan Facility no later than the September 15, 2021 deadline.

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

While Hygo has conducted its own internal investigation and did not identify evidence establishing bribery or other corrupt conduct involving Hygo, Hygo does not know if any authority is conducting an investigation of Mr. Antonello or Hygo, the results of any investigation, or whether any litigation will arise out of, relating to, or in connection with the investigation or the extent of the impact that the investigation or any such litigation may have on Hygo’s business. Publicity or other events associating with Mr. Antonello or the investigation, regardless of their foundation or accuracy, could adversely affect Hygo’s and our reputation and Hygo’s ability to conduct Hygo’s business in Brazil and other jurisdictions. For example, Hygo may experience difficulties participating in public auctions and in some cases, may be disqualified, as was the case with respect to Hygo’s bid to lease Petrobras’s Bahìa Regasification Terminal (the “Bahìa Facility”). On September 30, 2020, Hygo’s subsidiary, NFE Power Comercializadora de Gás Natural Ltda. (“NFE Power Comercializadora”), participated in a public competitive bid process sponsored by Petrobras for the lease of the Bahìa Facility. Although NFE Power Comercializadora was the only qualifying participant to submit a bid, in October 2020, Petrobras notified all participants that NFE Power Comercializadora was disqualified. NFE Power Comercializadora subsequently filed an administrative appeal before the Petrobras Bid Committee challenging the final result of the competitive process. In December 2020, NFE Power Comercializadora lost the appeal and was not awarded the bid for the Bahìa Facility.

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

NFE is uncertain as to the review of the Physical Guarantee of its generation power plants.

The “Physical Guarantee” is the amount of power that a plant is expected to contribute to the electricity grid over the life of a PPA. NFE cannot be certain if future events could affect the Physical Guarantee of each of its individual power plants. When the Physical Guarantee of a power plant is decreased, NFE's ability to supply electricity under that plant's PPAs is adversely affected, which can lead to a decrease in NFE's revenues and increase NFE's costs if its generation subsidiaries are required to purchase power elsewhere. Damage to the step up transformer and related equipment at the Sergipe Power Plant in September 2020 and February 2021 is expected to decrease the Sergipe Power Plant's Physical Guarantee by up to 106MW for a 5 year period between 2022-2027. CELSE will need to purchase this capacity on the spot market in order to fulfill its obligations under the PPA and receive capacity payments. Additionally, to the extent CELSE is required to dispatch before repairs to the transformer and related equipment are complete, CELSE could be required to purchase the difference between its committed output and the final available power for delivery to PPA customers for the length of the requested dispatch period.

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

10.34
Facility Agreement, dated September 18, 2021, by and among Golar Partners Operating LLC as the Borrower, Golar LNG Partners LP and certain subsidiaries of the Borrower, with (i) Citibank N.A. and the lenders from time to time party thereto; (ii) Citigroup Global Markets Limited, Morgan Stanley Senior Funding, Inc. and HSBC Bank USA, N.A. as mandated lead arrangers; (iii) Goldman Sachs Bank USA as arranger; (iv) Citigroup Global Markets Limited and Morgan Stanley Senior Funding, Inc. as bookrunners; (v) Citigroup Global Markets Limited and Morgan Stanley Senior Funding, Inc. as co-ordinators, (vi) Citibank Europe Plc, UK Branch as agent and (vii) Citibank, N.A., London Branch as security agent.

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

Date: November 3, 2021

	By:	/s/ Wesley R. Edens

	Name:	Wesley R. Edens

	Title:	Chief Executive Officer and Chairman

(Principal Executive Officer)

Date: November 3, 2021

	By:	/s/ Christopher S. Guinta

	Name:	Christopher S. Guinta

	Title:	Chief Financial Officer

(Principal Financial Officer)

Date: November 3, 2021

	By:	/s/ Yunyoung Shin

	Name:	Yunyoung Shin

	Title:	Chief Accounting Officer

(Principal Accounting Officer)