Form 10-Q
period 2022-03-31
New Fortress Energy Inc.
filed 2022-05-06
CIK 1749723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
As of May 2, 2022, the registrant had 207,556,249 shares of Class A common stock outstanding.

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

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements regarding, among other things, our plans, strategies, prospects and projections, both business and financial. All statements contained in this Quarterly Report other than historical information are forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance or our projected business results. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “targets,” “potential” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:
•our limited operating history;
•the results of our subsidiaries, affiliates, joint ventures and special purpose entities in which we invest and their ability to make dividends or distributions to us;
•construction and operational risks related to our facilities and assets, including cost overruns and delays;
•complex regulatory and legal environments related to our business, assets and operations, including actions by governmental entities or changes to regulation or legislation, in particular related to our permits, approvals and authorizations for the construction and operation of our facilities;
•delays or failure to obtain and maintain approvals and permits from governmental and regulatory agencies;
•failure to maintain sufficient working capital for the development and operation of our business and assets;
•failure to obtain a return on our investments for the development of our projects and assets and the implementation of our business strategy;
•failure to convert our customer pipeline into actual sales;
•lack of asset, geographic or customer diversification, including loss of one or more of our customers;
•competition from third parties in our business;
•failure of LNG or natural gas to be a competitive source of energy in the markets in which we operate, and seek to operate;
•cyclical or other changes in the demand for and price of LNG and natural gas;
•inability to procure LNG at necessary quantities or at favorable prices to meet customer demand, or otherwise to manage LNG supply and price risks, including hedging arrangements;
•inability to successfully develop and implement our technological solutions;
•inability to service our debt and comply with our covenant restrictions;
•inability to obtain additional financing to effect our strategy;
•inability to successfully complete mergers, sales, divestments or similar transactions related to our businesses or assets or to integrate such businesses or assets and realize the anticipated benefits, including with respect to the Mergers;
•economic, political, social and other risks related to the jurisdictions in which we do, or seek to do, business;
•weather events or other natural or manmade disasters or phenomena;
•the extent of the global COVID-19 pandemic or any other major health and safety incident;
•increased labor costs, disputes or strikes, and the unavailability of skilled workers or our failure to attract and retain qualified personnel;
•the tax treatment of, or changes in tax laws applicable to, us or our business or of an investment in our Class A shares; and
•other risks described in the “Risk Factors” section of this Quarterly Report.

All forward-looking statements speak only as of the date of this Quarterly Report. When considering forward-looking statements, you should keep in mind the risks set forth under “Item 1A. Risk Factors” and other cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 (our “Annual Report”), this Quarterly Report and in our other filings with the Securities and Exchange Commission (the “SEC”). The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no duty to update these forward-looking statements, even though our situation may change in the future. Furthermore, we cannot guarantee future results, events, levels of activity, performance, projections or achievements.

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements.
New Fortress Energy Inc.
Condensed Consolidated Balance Sheets
As of March 31, 2022 and December 31, 2021
(Unaudited, in thousands of U.S. dollars, except share amounts)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$156,173	$187,509
Restricted cash	74,873	68,561
Receivables, net of allowances of $164 and $164, respectively	238,614	208,499
Inventory	54,273	37,182
Prepaid expenses and other current assets, net	82,392	83,115
Total current assets	606,325	584,866

Restricted cash	7,960	7,960
Construction in progress	1,238,313	1,043,883
Property, plant and equipment, net	2,160,025	2,137,936
Equity method investments	1,327,444	1,182,013
Right-of-use assets	419,819	309,663
Intangible assets, net	135,650	142,944
Finance leases, net	601,953	602,675
Goodwill	760,135	760,135
Deferred tax assets, net	6,048	5,999
Other non-current assets, net	102,136	98,418
Total assets	$7,365,808	$6,876,492

Liabilities
Current liabilities
Current portion of long-term debt	$100,666	$97,251
Accounts payable	81,126	68,085
Accrued liabilities	252,859	244,025
Current lease liabilities	60,552	47,114
Other current liabilities	83,128	106,036
Total current liabilities	578,331	562,511

Long-term debt	3,836,610	3,757,879
Non-current lease liabilities	336,399	234,060
Deferred tax liabilities, net	239,060	269,513
Other long-term liabilities	57,503	58,475
Total liabilities	5,047,903	4,882,438

Commitments and contingencies (Note 21)

Stockholders’ equity
Class A common stock, $0.01 par value, 750.0 million shares authorized, 207.5 million issued and outstanding as of March 31, 2022; 206.9 million issued and outstanding as of December 31, 2021	2,076	2,069
Additional paid-in capital	1,888,842	1,923,990
Retained earnings (accumulated deficit)	105,870	(132,399)
Accumulated other comprehensive income (loss)	116,789	(2,085)
Total stockholders’ equity attributable to NFE	2,113,577	1,791,575
Non-controlling interest	204,328	202,479
Total stockholders’ equity	2,317,905	1,994,054
Total liabilities and stockholders’ equity	$7,365,808	$6,876,492
The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the three months ended March 31, 2022 and 2021
(Unaudited, in thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenues
Operating revenue	$400,075	$91,196
Vessel charter revenue	92,420	—
Other revenue	12,623	54,488
Total revenues	505,118	145,684

Operating expenses
Cost of sales	208,298	96,671
Vessel operating expenses	22,964	—
Operations and maintenance	23,168	16,252
Selling, general and administrative	48,041	33,617
Transaction and integration costs	1,901	11,564
Depreciation and amortization	34,290	9,890
Total operating expenses	338,662	167,994
Operating income (loss)	166,456	(22,310)
Interest expense	44,916	18,680
Other (income), net	(19,725)	(604)
Net income (loss) before income from equity method investments and income taxes	141,265	(40,386)
Income from equity method investments	50,235	—
Tax benefit	(49,681)	(877)
Net income (loss)	241,181	(39,509)
Net (income) loss attributable to non-controlling interest	(2,912)	1,606
Net income (loss) attributable to stockholders	$238,269	$(37,903)

Net income (loss) per share – basic	$1.14	$(0.21)
Net income (loss) per share – diluted	$1.13	$(0.21)

Weighted average number of shares outstanding – basic	209,928,070	176,500,576
Weighted average number of shares outstanding – diluted	210,082,295	176,500,576

Other comprehensive income (loss):
Net income (loss)	$241,181	$(39,509)
Currency translation adjustment	120,830	(997)
Comprehensive income (loss)	362,011	(40,506)
Comprehensive (income) loss attributable to non-controlling interest	(4,868)	2,480
Comprehensive income (loss) attributable to stockholders	$357,143	$(38,026)
The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended March 31, 2022 and 2021
(Unaudited, in thousands of U.S. dollars, except share amounts)

	Class A common stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss) income	Non- controlling interest	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2021	206,863,242	$2,069	$1,923,990	$(132,399)	$(2,085)	$202,479	$1,994,054
Net income	—	—	—	238,269	—	2,912	241,181
Other comprehensive income	—	—	—	—	118,874	1,956	120,830
Share-based compensation expense	—	—	880	—	—	—	880
Issuance of shares for vested RSUs	1,121,255	7	—	—	—	—	7
Shares withheld from employees related to share-based compensation, at cost	(442,146)	—	(15,274)	—	—	—	(15,274)
Dividends	—	—	(20,754)	—	—	(3,019)	(23,773)
Balance as of March 31, 2022	207,542,351	$2,076	$1,888,842	$105,870	$116,789	$204,328	$2,317,905

	Class A common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Non- controlling interest	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2020	174,622,862	$1,746	$594,534	$(229,503)	$182	$8,127	$375,086
Net loss	—	—	—	(37,903)	—	(1,606)	(39,509)
Other comprehensive loss	—	—	—	—	(123)	(874)	(997)
Share-based compensation expense	—	—	1,770	—	—	—	1,770
Issuance of shares for vested RSUs	1,335,787	—	—	—	—	—	—
Shares withheld from employees related to share-based compensation, at cost	(638,235)	—	(27,571)	—	—	—	(27,571)
Dividends	—	—	(17,598)	—	—	—	$(17,598)
Balance as of March 31, 2021	175,320,414	$1,746	$551,135	$(267,406)	$59	$5,647	$291,181
The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy Inc.
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2022 and 2021
(Unaudited, in thousands of U.S. dollars)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income (loss)	$241,181	$(39,509)
Adjustments for:
Amortization of deferred financing costs and debt guarantee, net	3,424	400
Depreciation and amortization	34,852	10,160
(Earnings) of equity method investees	(50,235)	—
Drydocking expenditure	(2,454)	—
Dividends received from equity method investees	7,609	—
Change in market value of derivatives	(24,855)	—
Deferred taxes	(58,769)	(1,412)
Share-based compensation	880	1,770
Other	997	393
Changes in operating assets and liabilities, net of acquisitions:
(Increase) in receivables	(58,462)	(19,223)
(Increase) in inventories	(18,617)	(5,171)
(Increase) in other assets	(15,440)	(36,943)
Decrease in right-of-use assets	17,016	9,772
Increase (Decrease) in accounts payable/accrued liabilities	68,520	(22,399)
Increase in amounts due to affiliates	2,035	1,879
(Decrease) in lease liabilities	(11,773)	(10,584)
(Decrease) in other liabilities	(21,527)	(1,119)
Net cash provided by (used in) operating activities	114,382	(111,986)

Cash flows from investing activities
Capital expenditures	(189,221)	(80,810)
Entities acquired in asset acquisitions, net of cash acquired	—	(8,817)
Other investing activities	—	(630)
Net cash (used in) investing activities	(189,221)	(90,257)

Cash flows from financing activities
Proceeds from borrowings of debt	200,836	—
Payment of deferred financing costs	(3,504)	(670)
Repayment of debt	(123,669)	—
Payments related to tax withholdings for share-based compensation	(13,054)	(29,564)
Payment of dividends	(23,773)	(17,657)
Net cash provided by (used in) financing activities	36,836	(47,891)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	12,979	—
Net (decrease) in cash, cash equivalents and restricted cash	(25,024)	(250,134)
Cash, cash equivalents and restricted cash – beginning of period	264,030	629,336
Cash, cash equivalents and restricted cash – end of period	$239,006	$379,202

Supplemental disclosure of non-cash investing and financing activities:
Changes in accounts payable and accrued liabilities associated with construction in progress and property, plant and equipment additions	$19,838	$26,311
Liabilities associated with consideration paid for entities acquired in asset acquisitions	—	11,845
`
The accompanying notes are an integral part of these condensed consolidated financial statements.

1.    Organization
New Fortress Energy Inc. (“NFE,” together with its subsidiaries, the “Company”), a Delaware corporation, is a global energy infrastructure company founded to help address energy poverty and accelerate the world’s transition to reliable, affordable and clean energy. The Company owns and operates natural gas and liquefied natural gas ("LNG") infrastructure and an integrated fleet of ships and logistics assets to rapidly deliver turnkey energy solutions to global markets. The Company has liquefaction, regasification and power generation operations in the United States, Jamaica and Brazil. Subsequent to the Mergers (defined below), the Company has marine operations with vessels operating under time charters and in the spot market globally.

On April 15, 2021, the Company completed the acquisitions of Hygo Energy Transition Ltd. (“Hygo”) and Golar LNG Partners LP (“GMLP”); referred to as the “Hygo Merger” and “GMLP Merger,” respectively and, collectively, the “Mergers.” As a result of the Hygo Merger, the Company acquired a 50% interest in a 1.5GW power plant in Sergipe, Brazil (the “Sergipe Power Plant”) and its operating FSRU terminal in Sergipe, Brazil (the “Sergipe Facility”), as well as a terminal and power plant under development in the State of Pará, Brazil (the “Barcarena Facility” and "Barcarena Power Plant," respectively), a terminal under development on the southern coast of Brazil (the “Santa Catarina Facility”) and the Nanook, a newbuild FSRU moored and in service at the Sergipe Facility. As a result of the Mergers, the Company acquired a fleet of six other FSRUs, six LNG carriers and an interest in a floating liquefaction vessel, the Hilli Episeyo (the “Hilli”), each of which are expected to help support the Company’s existing facilities and international project pipeline. Acquired FSRUs are operating in Brazil, Kuwait, Indonesia and Jordan under time charters, and uncontracted vessels are available for short term employment in the spot market.
The Company currently conducts its business through two operating segments, Terminals and Infrastructure and Ships. The business and reportable segment information reflect how the Chief Operating Decision Maker (“CODM”) regularly reviews and manages the business.
2.    Basis of presentation
The accompanying unaudited interim condensed consolidated financial statements contained herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position, results of operations and cash flows of the Company for the interim periods presented. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual audited consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2021. Certain prior year amounts have been reclassified to confirm to current year presentation.

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions, impacting the reported amounts of assets and liabilities, net earnings and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. Actual results could be different from these estimates.

3.    Adoption of new and revised standards
(a)New standards, amendments and interpretations issued but not effective for the year beginning January 1, 2022:

The Company has reviewed recently issued accounting pronouncements and concluded that such pronouncements are either not applicable to the Company or no material impact is expected in the consolidated financial statements as a result of future adoption.
(b)New and amended standards adopted by the Company:
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU 2020-06 requires entities to provide expanded disclosures about the terms and features of convertible instruments and amends certain guidance in ASC 260 on the computation of EPS for convertible instruments and contracts on an entity’s own equity. ASU 2020-06 is effective for public companies for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption of all amendments in the same period permitted. The adoption of this guidance in the first quarter of 2022 did not have a material impact on the Company’s financial position, results of operations or cash flows.
4.    Acquisitions
Hygo Merger
On April 15, 2021, the Company completed the acquisition of all of the outstanding common and preferred shares representing all voting interests of Hygo, a 50-50 joint venture between Golar LNG Limited (“GLNG”) and Stonepeak Infrastructure Fund II Cayman (G) Ltd., a fund managed by Stonepeak Infrastructure Partners (“Stonepeak”), in exchange for 31,372,549 shares of NFE Class A common stock and $580,000 in cash. The acquisition of Hygo expanded the Company’s footprint in South America with three gas-to-power projects in Brazil’s large and fast-growing market.
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

The Company determined it was the accounting acquirer of Hygo, which was accounted for under the acquisition method of accounting for business combinations. The total purchase price of the transaction was allocated to identifiable assets acquired, liabilities assumed and non-controlling interests of Hygo based on their respective estimated fair values as of the closing date.

The process of estimating the fair values of certain tangible assets, identifiable intangible assets and assumed liabilities requires the use of judgment, including determining the appropriate assumptions and estimates. As of March 31, 2022, the allocation of the purchase price is preliminary due to the finalization of the evaluation of tax related matters. The purchase price allocation will be finalized once such matters have been resolved. Accordingly, the fair value estimates presented below relating to this item is subject to change within the measurement period not to exceed one year from the date of acquisition. Fair values assigned to the assets acquired, liabilities assumed and non-controlling interests of Hygo as of the closing date were as follows:

Hygo	As of April 15, 2021
Assets Acquired
Cash and cash equivalents	$26,641
Restricted cash	48,183
Accounts receivable	5,126
Inventory	1,022
Other current assets	8,095
Construction in process	128,625
Property, plant and equipment, net	385,389
Equity method investments	823,521
Finance leases, net	601,000
Deferred tax assets, net	1,065
Other non-current assets	52,996
Total assets acquired:	$2,081,663
Liabilities Assumed
Current portion of long-term debt	$38,712
Accounts payable	3,059
Accrued liabilities	39,149
Other current liabilities	13,495
Long-term debt	433,778
Deferred tax liabilities, net	254,949
Other non-current liabilities	21,520
Total liabilities assumed:	804,662
Non-controlling interest	40,414
Net assets acquired:	1,236,587
Goodwill	$744,197

The fair value of Hygo’s non-controlling interest (“NCI”) as of April 15, 2021 was $40,414, including the fair value of the net assets of VIEs that Hygo has consolidated. These VIEs are SPVs (both defined below) for the sale and leaseback of certain vessels, and Hygo has no equity investment in these entities. The fair value of NCI was determined based on the valuation of the SPV’s external debt and the lease receivable asset associated with the sales leaseback transaction with Hygo’s subsidiary, using a discounted cash flow method.
The fair value of receivables acquired from Hygo was $8,009, which approximated the gross contractual amount; no material amounts were expected to be uncollectible.

Goodwill was calculated as the excess of the purchase price over the net assets acquired. Goodwill represents access to additional LNG and natural gas distribution systems and power markets, including workforce that will allow the Company to rapidly develop and deploy LNG to power solutions. While the goodwill is not deductible for local tax purposes, it is treated as an amortizable expense for the U.S. global intangible low-taxed income ("GILTI") computation.
The Company’s results of operations for the three months ended March 31, 2022 include Hygo’s result of operations for the entire quarter. Revenue and net income attributable to Hygo during the period was $21,962 and $120,698, respectively.
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

With the GMLP Merger, the Company acquired vessels to support the existing terminals and business development pipeline, as well as an interest in a floating natural gas facility (“FLNG”), which is expected to provide consistent cash flow streams under a long-term tolling arrangement. The interest in the FLNG facility also provides the Company access to intellectual property that will be used to develop future FLNG solutions.
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

The Company determined it is the accounting acquirer of GMLP, which was accounted for under the acquisition method of accounting for business combinations. The total purchase price of the transaction was allocated to identifiable assets acquired, liabilities assumed and non-controlling interests of GMLP based on their respective estimated fair values as of the closing date.

The process of estimating the fair values of certain tangible assets, identifiable intangible assets and assumed liabilities requires the use of judgment, including determining the appropriate assumptions and estimates. As of March 31, 2022, the allocation of the purchase price is preliminary due to the finalization of the evaluation of tax related matters. The purchase price allocation will be finalized once such matters have been resolved. Accordingly, the fair value estimates presented below relating to this item is subject to change within the measurement period not to exceed one year from the date of acquisition. Fair values assigned to the assets acquired, liabilities assumed and non-controlling interests of GMLP as of the closing date were as follows:

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
The fair value of receivables acquired from GMLP was $4,797, which approximated the gross contractual amount; no material amounts were expected to be uncollectible.
The Company acquired favorable and unfavorable leases for the use of GMLP’s vessels. The fair value of the favorable contracts was $106,500 and the fair value of the unfavorable contracts was $13,400. The total weighted average amortization period is approximately three years; the favorable contract asset has a weighted average amortization period of approximately three years and the unfavorable contract liability has a weighted average amortization period of approximately one year.
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
The Company’s results of operations for the three months ended March 31, 2022 include GMLP’s result of operations for the entire quarter. Revenue and net income (loss) attributable to GMLP during the period was $73,041 and $55,738, respectively.

Asset acquisitions
On January 12, 2021, the Company acquired 100% of the outstanding shares of CH4 Energia Ltda. (“CH4”), an entity that owns key permits and authorizations to develop an LNG terminal and an up to 1.37GW gas-fired power plant at the Port of Suape in Brazil. The purchase consideration consisted of $903 of cash paid at closing in addition to potential future payments contingent on achieving certain construction milestones of up to approximately $3,600. As the contingent payments meet the definition of a derivative, the fair value of the contingent payments as of the acquisition date of $3,047 was included as part of the purchase consideration and was recognized in Other long-term liabilities on the condensed consolidated balance sheets. The selling shareholders of CH4 may also receive future payments based on gas consumed by the power plant or sold to customers from the LNG terminal.
The purchase of CH4 has been accounted for as an asset acquisition. As a result, no goodwill was recorded, and the Company’s acquisition-related costs of $295 were included in the purchase consideration. The total purchase consideration of $5,776, which included a deferred tax liability of $1,531 recognized as a result from the acquisition, was allocated to permits and authorizations acquired and was recorded within Intangible assets, net.
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
The purchase consideration consisted of $8,041 of cash paid at closing in addition to potential future payments contingent on achieving commercial operations of the gas-fired power plant at the Port of Suape of up to approximately $10.5 million. As the contingent payments meet the definition of a derivative, the fair value of the contingent payments as of the acquisition date of $7,473 was included as part of the purchase consideration and was recognized in Other long-term liabilities on the condensed consolidated balance sheets. The selling shareholders may also receive future payments based on power generated by the power plant in Suape, subject to a maximum payment of approximately $4.6 million.
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
5.    VIEs
Lessor VIEs

The Company assumed sale leaseback arrangements for four vessels as part of the Mergers, one of which was terminated in 2021. As part of these financings, the vessel was sold to a single asset entity wholly owned by the lending bank (a special purpose vehicle or "SPV") and then leased back. While the Company does not hold an equity investment in these lending entities, these entities are variable interest entities ("VIEs"), and the Company has a variable interest in these lending entities due to the guarantees and fixed price repurchase options that absorb the losses of the VIE that could potentially be significant to the entity. The Company has concluded that it has the power to direct the economic activities that most impact the economic performance as it controls the significant decisions relating to the assets and it has the obligation to absorb losses or the right to receive the residual returns from the leased asset. Therefore, the Company consolidates these lending entities; as NFE has no equity interest in these VIEs, all equity attributable to these VIEs is included in non-controlling interest in the consolidated financial statements. Transactions between NFE's wholly-owned subsidiaries and these VIEs are eliminated in consolidation, including sale leaseback transactions.
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
As of March 31, 2022, the Penguin and Celsius were recorded as Property, plant and equipment, net on the condensed consolidated balance sheet, and the Nanook was recognized in Finance leases, net on the condensed consolidated balance sheet.
The following table gives a summary of the sale and leaseback arrangements, including repurchase options and obligations as of March 31, 2022:

Vessel	End of lease term	Date of next repurchase option	Repurchase price at next repurchase option date	Repurchase obligation at end of lease term
Nanook	September 2030	June 2022	$196,083	$94,179
Penguin	December 2025	December 2022	84,668	63,040
Celsius	March 2027	March 2023	86,456	45,000
A summary of payment obligations under the bareboat charters with the lessor VIEs as of March 31, 2022, are shown below:

Vessel	Remaining 2022	2023	2024	2025	2026	2027+
Nanook	$17,521	$22,686	$22,004	$21,266	$20,556	$70,788
Penguin	9,812	12,694	12,203	8,852	—	—
Celsius	12,627	16,195	15,508	14,794	13,308	—
The payment obligation table above includes variable rental payments due under the lease based on an assumed LIBOR plus margin but excludes the repurchase obligation at the end of lease term.
The assets and liabilities of these lessor VIEs that most significantly impact the condensed consolidated balance sheet as of March 31, 2022 are as follows:

	Nanook	Penguin	Celsius
Assets
Restricted cash	$9,541	$5,690	$26,713
Liabilities
Long-term interest bearing debt - current portion	$—	$18,850	$5,799
Long-term interest bearing debt - non-current portion	187,385	68,875	105,460
The most significant impact of the lessor VIEs operations on the Company’s condensed consolidated statement of operations is an addition to interest expense of $2,014 for the three months ended March 31, 2022.

The most significant impact of the lessor VIEs cash flows on the condensed consolidated statements of cash flows is net cash used in financing activities of $4,312 for the three months ended March 31, 2022.
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
As of March 31, 2022 the maximum exposure as a result of the Company’s ownership in the Hilli LLC is the carrying value of the equity method investment of $372,450 and the outstanding portion of the Hilli Leaseback (defined below) which have been guaranteed by the Company.
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

Trade creditors of PTGI have no recourse to the Company's general credit. PTGI paid no dividends to PT Persona during the period after the Mergers.
6.    Revenue recognition

Operating revenue includes revenue from sales of LNG and natural gas as well as outputs from the Company’s natural gas-fueled power generation facilities, including power and steam, and the sale of LNG cargos. Included in operating revenue is revenue from LNG cargo sales of $285,171 for the three months ended March 31, 2022. The Company had no such sales in the first quarter of 2021. Other revenue includes revenue for development services as well as interest income from the Company’s finance leases and other revenue.
Under most customer contracts, invoicing occurs once the Company’s performance obligations have been satisfied, at which point payment is unconditional. As of March 31, 2022 and December 31, 2021, receivables related to revenue from contracts with customers totaled $213,476 and $192,533, respectively, and were included in Receivables, net on the condensed consolidated balance sheets, net of current expected credit losses of $164 and $164, respectively. Other items included in Receivables, net not related to revenue from contracts with customers represent leases which are accounted for outside the scope of ASC 606 and receivables associated with reimbursable costs.
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
Contract assets are comprised of the transaction price allocated to completed performance obligations that will be billed to customers in subsequent periods. The contract liabilities and contract assets balances as of March 31, 2022 and December 31, 2021 are detailed below:

	March 31, 2022	December 31, 2021
Contract assets, net - current	$7,613	$7,462
Contract assets, net - non-current	34,738	36,757
Total contract assets, net	$42,351	$44,219

Contract liabilities	$10,915	$2,951

Revenue recognized in the year from:
Amounts included in contract liabilities at the beginning of the year	$560	$8,028
Contract assets are presented net of expected credit losses of $442 and $442 as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, contract assets was comprised of $42,045 and $43,839 of unbilled receivables, respectively, that represent unconditional rights to payment only subject to the passage of time.
The Company has recognized costs to fulfill a contract with a significant customer, which primarily consist of expenses required to enhance resources to deliver under the agreement with the customer. As of March 31, 2022, the Company has capitalized $10,830 of which $604 of these costs is presented within Other current assets and $10,226 is presented within Other non-current assets on the condensed consolidated balance sheets. As of December 31, 2021, the Company had capitalized $10,981, of which $604 of these costs was presented within Other current assets and $10,377 was presented within Other non-current assets on the condensed consolidated balance sheets. In the first quarter of 2020, the Company began delivery under the agreement and started recognizing these costs on a straight-line basis over the expected term of the agreement.
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

Period	Revenue
Remainder of 2022	$207,152
2023	520,335
2024	516,660
2025	507,868
2026	505,729
Thereafter	8,141,219
Total	$10,398,963

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
Lessor arrangements
The Company’s vessel charters of LNG carriers and FSRUs can take the form of operating or finance leases. Property, plant and equipment subject to vessel charters accounted for as operating leases is included within Vessels within Note 14 Property, plant and equipment, net. The following is the carrying amount of property, plant and equipment that is leased to customers under operating leases:

	March 31, 2022	December 31, 2021
Property, plant and equipment	$1,275,195	$1,274,234
Accumulated depreciation	(43,887)	(31,849)
Property, plant and equipment, net	$1,231,308	$1,242,385
The components of lease income from vessel operating leases for the three months ended March 31, 2022 were as follows:

Three Months Ended March 31, 2022
Operating lease income	$80,222
Variable lease income	10,564
Total operating lease income	$90,786
The Company’s charter of the Nanook to CELSE (defined below) and certain equipment leases provided in connection with the supply of natural gas or LNG are accounted for as finance leases.
The Company recognized interest income of $11,581 for the three months ended March 31, 2022 related to the finance lease of the Nanook included within Other revenue in the condensed consolidated statements of operations and comprehensive income (loss). The Company recognized revenue of $1,634 for the three months ended March 31, 2022 related to the operation and services agreement within Vessel charter revenue in the condensed consolidated statements of operations and comprehensive income (loss).

As of March 31, 2022, there were outstanding balances due from CELSE of $6,911, of which $4,388 is recognized in Receivables, net and a loan to CELSE of $2,523 is recognized in Prepaid expenses and other current assets, net on the condensed consolidated balance sheets. As of December 31, 2021, there were outstanding balances due from CELSE of $6,428 of which $4,371 was recognized in Receivables, net and a loan to CELSE of $2,057 was recognized in Prepaid expenses and other current assets, net on the condensed consolidated balance sheets. CELSE is an affiliate due to the equity method investment held in CELSE’s parent, CELSEPAR, and as such, these transactions and balances are related party in nature.

The following table shows the expected future lease payments as of March 31, 2022, for the remainder of 2022 through 2026 and thereafter:

	Future cash receipts
	Financing Leases	Operating Leases
Remainder of 2022	$37,740	$209,621
2023	50,616	147,375
2024	51,442	104,148
2025	51,876	25,961
2026	52,147	—
Thereafter	1,051,956	—
Total minimum lease receivable	$1,295,777	$487,105
Unguaranteed residual value	107,000
Gross investment in sales-type lease	$1,402,777
Less: Unearned interest income	795,356
Less: Current expected credit losses	1,551
Net investment in leased asset	$605,870

Current portion of net investment in leased asset	$3,917
Non-current portion of net investment in leased asset	601,953
7.    Leases, as lessee

The Company has operating leases primarily for the use of LNG vessels, marine port space, office space, land and equipment under non-cancellable lease agreements. The Company’s leases may include multiple optional renewal periods that are exercisable solely at the Company’s discretion. Renewal periods are included in the lease term when the Company is reasonably certain that the renewal options would be exercised, and the associated lease payments for such periods are reflected in the right-of-use asset and lease liability.

The Company’s leases include fixed lease payments which may include escalation terms based on a fixed percentage or may vary based on an inflation index or other market adjustments. Escalations based on changes in inflation indices and market adjustments and other lease costs that vary based on the use of the underlying asset are not included as lease payments in the calculation of the lease liability or right-of-use asset; such payments are included in variable lease cost when the obligation that triggers the variable payment becomes probable. Variable lease cost includes contingent rent payments for office space based on the percentage occupied by the Company in addition to common area charges and other charges that are variable in nature. The Company also has a component of lease payments that are variable related to the LNG vessels, in which the Company may receive credits based on the performance of the LNG vessels during the period.

As of March 31, 2022 and December 31, 2021, right-of-use assets, current lease liabilities and non-current lease liabilities consisted of the following:

	March 31, 2022	December 31, 2021
Operating right-of-use-assets	$396,688	$285,751
Finance right-of-use-assets	23,131	23,912
Total right-of-use assets	$419,819	$309,663

Current lease liabilities:
Operating lease liabilities	$56,616	$43,395
Finance lease liabilities	3,936	3,719
Total current lease liabilities	$60,552	$47,114
Non-current lease liabilities:
Operating lease liabilities	$322,416	$219,189
Finance lease liabilities	13,983	14,871
Total non-current lease liabilities	$336,399	$234,060
For the three months ended March 31, 2022 and 2021, the Company’s operating lease cost recorded within the condensed consolidated statements of operations and comprehensive income (loss) were as follows:

	Three Months Ended March 31,
	2022	2021
Fixed lease cost	$18,500	$11,745
Variable lease cost	470	693
Short-term lease cost	4,225	722

Lease cost - Cost of sales	$20,903	$11,036
Lease cost - Operations and maintenance	765	557
Lease cost - Selling, general and administrative	1,527	1,567
For the three months ended March 31, 2022 and 2021, the Company has capitalized $8,242 and $1,199 of lease costs, respectively, for vessels and port space used during the commissioning of development projects in addition to short-term lease costs for vessels chartered by the Company to transport inventory from a supplier’s facilities to the Company’s storage locations which are capitalized to inventory.
Beginning in the second quarter of 2021, leases for ISO tanks and a parcel of land that transfer the ownership in underlying assets to the Company at the end of the lease have commenced, and these leases are treated as finance leases. For the three months ended March 31, 2022, the Company recognized interest expense related to finance leases of $229 which is included within Interest expense, net in the condensed consolidated statements of operations and comprehensive income (loss). For the three months ended March 31, 2022, the Company recognized amortization of the right-of-use asset related to finance leases of $379 which are included within Depreciation and amortization in the condensed consolidated statements of operations and comprehensive income (loss).

Cash paid for operating leases is reported in operating activities in the condensed consolidated statements of cash flows. Supplemental cash flow information related to leases was as follows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Operating cash outflows for operating lease liabilities	$27,122	$12,660
Financing cash outflows for finance lease liabilities	1,308	—
Right-of-use assets obtained in exchange for new operating lease liabilities	127,451	—
The future payments due under operating and finance leases as of March 31, 2022 are as follows:

	Operating Leases	Financing Leases
Due remainder of 2022	$66,326	$3,607
2023	72,928	4,362
2024	66,582	4,381
2025	58,126	4,381
2026	50,123	2,625
Thereafter	233,102	1,029
Total Lease Payments	$547,187	$20,385
Less: effects of discounting	168,155	2,466
Present value of lease liabilities	$379,032	$17,919

Current lease liability	$56,616	$3,936
Non-current lease liability	322,416	13,983
As of March 31, 2022, the weighted-average remaining lease term for operating leases was 8.6 years and finance leases was 4.9 years. Because the Company generally does not have access to the rate implicit in the lease, the incremental borrowing rate is utilized as the discount rate. The weighted average discount rate associated with operating leases as of March 31, 2022 and December 31, 2021 was 8.4% and 8.7%, respectively. The weighted average discount rate associated with finance leases as of March 31, 2022 and December 31, 2021 was 5.1% and 5.1%, respectively.
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

The following table summarizes the terms of interest rate and cross currency interest rate swaps as of March 31, 2022:

Instrument	Notional Amount (in thousands)		Maturity Dates	Fixed Interest Rate	Forward Foreign Exchange Rate
Interest rate swap: Receiving floating, pay fixed		$348,000	March 31, 2026	2.86%	N/A
Cross currency interest rate swap - Debenture Loan, due 2024	BRL	198,600	September 2024	5.90%	5.424

The mark-to-market gain or loss on interest rate and foreign currency swaps that are not designated as hedges for accounting purposes are reported in Other (income), net in the condensed consolidated statements of operations and comprehensive income (loss).
Fair value
Fair value measurements and disclosures require the use of valuation techniques to measure fair value that maximize the use of observable inputs and minimize use of unobservable inputs. These inputs are prioritized as follows:
•Level 1 – observable inputs such as quoted prices in active markets for identical assets or liabilities.
•Level 2 – inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities or market corroborated inputs.
•Level 3 – unobservable inputs for which there is little or no market data and which require the Company to develop its own assumptions about how market participants price the asset or liability.
The valuation techniques that may be used to measure fair value are as follows:
•Market approach – uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
•Income approach – uses valuation techniques, such as the discounted cash flow technique, to convert future amounts to a single present amount based on current market expectations about those future amounts.
•Cost approach – based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).

The following table presents the Company’s financial assets and financial liabilities, including those that are measured at fair value, as of March 31, 2022 and December 31, 2021:

	Fair Value Hierarchy	March 31, 2022 Carrying Value	March 31, 2022 Fair Value	December 31, 2021 Carrying Value	December 31, 2021 Fair Value	Valuation Technique
Non-Derivatives:
Cash and cash equivalents	Level 1	$156,173	$156,173	$187,509	$187,509	Market approach
Restricted cash	Level 1	82,833	82,833	76,521	76,521	Market approach
Investment in equity securities	Level 1	11,003	11,003	11,195	11,195	Market approach
Investment in equity securities	Level 3	7,678	7,678	7,678	7,678	Market approach
Long-term debt(1)	Level 2	3,977,615	3,968,695	3,895,255	3,910,425	Market approach
Derivatives:
Derivative liability(2)(3)	Level 3	30,331	30,331	30,686	30,686	Income approach
Equity agreement(3)(4)	Level 3	20,083	20,083	18,163	18,163	Income approach
Cross-currency interest rate swap asset (5)(7)	Level 2	5,115	5,115	—	—	Income approach
Cross-currency interest rate swap and Interest rate swap liability(6)(7)	Level 2	3,929	3,929	21,929	21,929	Income approach
(1) Long-term debt is recorded at amortized cost on the condensed consolidated balance sheets, and is presented in the above table gross of deferred financing costs of $40,339 and $40,125 as of March 31, 2022 and December 31, 2021, respectively.
(2) Consideration due to the sellers in assets acquisitions when certain contingent events occur. The liability associated with the derivative liabilities is recorded within Other current liabilities and Other long-term liabilities on the condensed consolidated balance sheets.
(3) The Company estimates fair value of the derivative liability and equity agreement using a discounted cash flows method with discount rates based on the average yield curve for bonds with similar credit ratings and matching terms to the discount periods as well as a probability of the contingent event occurring.
(4) To be paid upon the satisfaction in full of all conditions precedent related to the development, construction and operation of the facility in Shannon, Ireland. The liability associated with the equity agreement is recorded within Other current liabilities on the condensed consolidated balance sheets.
(5) Cross-currency interest rate swap asset is present within Other non-current assets on the condensed consolidated balance sheets as of March 31, 2022.
(6) Interest rate swap liability is presented within Other current liabilities on the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021; this balance includes the liability for the cross-currency interest rate swap liability as of December 31, 2021.
(7) The fair value of certain derivative instruments, including interest rate swaps, is estimated considering current interest rates, foreign exchange rates, closing quoted market prices and the creditworthiness of counterparties.
The Company believes the carrying amounts of cash and cash equivalents, accounts receivable, finance lease receivables and accounts payable approximated their fair value as of March 31, 2022 and December 31, 2021 and are classified as Level 1 within the fair value hierarchy.
The table below summarizes the fair value adjustment to instruments measured at Level 3 in the fair value hierarchy, the derivative liability and equity agreement, as well as the cross currency interest rate swap and the interest rate swap.

These adjustments have been recorded within Other (income), net in the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Derivative liability/Equity agreement - Fair value adjustment - (Gain)	$(446)	$(425)
Interest rate swap - Fair value adjustment - (Gain)	(15,833)	—
Cross currency interest rate swap - Fair value adjustment - (Gain)	(8,576)	—
During the three months ended March 31, 2022 and 2021, the Company had no settlements of the equity agreement or derivative liabilities or any transfers in or out of Level 3 in the fair value hierarchy.
Under the Company’s interest rate swap, the Company is required to provide cash collateral, and as of March 31, 2022 and December 31, 2021, $12,500 of cash collateral is presented as restricted cash on the condensed consolidated balance sheets.
9.    Restricted cash
As of March 31, 2022 and December 31, 2021, restricted cash consisted of the following:

	March 31, 2022	December 31, 2021
Cash held by lessor VIEs	$41,944	$35,651
Collateral for letters of credit and performance bonds	27,633	27,614
Collateral for interest rate swaps	12,500	12,500
Other restricted cash	756	756
Total restricted cash	$82,833	$76,521

Current restricted cash	$74,873	$68,561
Non-current restricted cash	7,960	7,960
Restricted cash does not include minimum consolidated cash balances of $30,000 required to be maintained as part of the financial covenants for sale and leaseback financings and the Vessel Term Loan Facility that is included in Cash and cash equivalents on the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021.
10.    Inventory
As of March 31, 2022 and December 31, 2021, inventory consisted of the following:

	March 31, 2022	December 31, 2021
LNG and natural gas inventory	$27,744	$16,815
Automotive diesel oil inventory	8,236	4,789
Bunker fuel, materials, supplies and other	18,293	15,578
Total inventory	$54,273	$37,182
Inventory is adjusted to the lower of cost or net realizable value each quarter. Changes in the value of inventory are recorded within Cost of sales in the condensed consolidated statements of operations and comprehensive income (loss). No adjustments were recorded during the three months ended March 31, 2022 and 2021.

11.    Prepaid expenses and other current assets
As of March 31, 2022 and December 31, 2021, prepaid expenses and other current assets consisted of the following:

	March 31, 2022	December 31, 2021
Prepaid expenses	$22,435	$19,951
Recoverable taxes	35,352	33,053
Due from affiliates	3,236	3,299
Other current assets	21,369	26,812
Total prepaid expenses and other current assets, net	$82,392	$83,115
Other current assets as of March 31, 2022 and December 31, 2021 primarily consists of deposits, as well as the current portion of contract assets (Note 6) and finance leases (Note 6).
12.    Equity method investments
As a result of the Mergers, the Company acquired investments in Centrais Elétricas de Sergipe Participações S.A. (“CELSEPAR”) and Hilli LLC, both of which have been recognized as equity method investments. The Company has a 50% ownership interest in both entities. The investments are reflected in the Terminals and Infrastructure and Ships segments, respectively.
Changes in the balance of the Company’s equity method investments is as follows:

March 31, 2022
Equity method investments as of December 31, 2021	$1,182,013
Dividends	(7,609)
Equity in earnings of investees	50,235
Foreign currency translation adjustment	102,805
Equity method investments as of March 31, 2022	$1,327,444
The carrying amount of equity method investments as of March 31, 2022 is as follows:

March 31, 2022
Hilli LLC	$372,450
CELSEPAR	954,994
Total	$1,327,444

As of March 31, 2022 and December 31, 2021, the carrying value of the Company’s equity method investments exceeded its proportionate share of the underlying net assets of its investees by $739,659 and $792,995, respectively, and the basis difference attributable to amortizable net assets is amortized to Income from equity method investments over the remaining estimated useful lives of the underlying assets.
CELSEPAR
CELSEPAR is jointly owned and operated with Ebrasil Energia Ltda. (“Ebrasil”), an affiliate of Eletricidade do Brasil S.A., and the Company accounts for this 50% investment using the equity method. CELSEPAR owns 100% of the share capital of Centrais Elétricas de Sergipe S.A. (“CELSE”), the owner and operator of the Sergipe Power Plant.

Hilli LLC
The Company acquired 50% of the Hilli Common Units as part of the GMLP Merger. The ownership interests in Hilli LLC are represented by three classes of units, Hilli Common Units, Series A Special Units and Series B Special Units. The Company did not acquire any of the Series A Special Units or Series B Special Units. The Hilli Common Units provide the Company with significant influence over Hilli LLC. The Hilli is currently operating under an 8-year liquefaction tolling agreement (“LTA”) with Perenco Cameroon S.A. and Société Nationale des Hydrocarbures.
Within 60 days after the end of each quarter, GLNG, the managing member of Hilli LLC, determines the amount of Hilli LLC’s available cash and appropriate reserves, and Hilli LLC makes a distribution to the unitholders of Hilli LLC of the available cash, subject to such reserves. Hilli LLC makes distributions when declared by GLNG, provided that no distributions may be made on the Hilli Common Units unless current and accumulated Series A Distributions and Series B Distributions have been paid.
The Company is required to reimburse other investors in Hilli LLC or may receive reimbursements from other investors in Hilli LLC for 50% of the amount, if any, by which certain operating expenses and withholding taxes of Hilli LLC are above or below an annual threshold. During the three months ended March 31, 2022, operating expense reimbursements did not significantly impact distributions made by Hilli LLC.
Hilli Corp is a party to a Memorandum of Agreement, dated September 9, 2015, with Fortune Lianjiang Shipping S.A., a subsidiary of China State Shipbuilding Corporation (“Fortune”), pursuant to which Hilli Corp has sold to and leased back from Fortune the Hilli under a 10-year bareboat charter agreement (the “Hilli Leaseback”). The Hilli Leaseback provided postconstruction financing for the Hilli in the amount of $960 million. Under the Hilli Leaseback, Hilli Corp will pay to Fortune forty consecutive equal quarterly repayments of 1.375% of the construction cost, plus interest based on LIBOR plus a margin of 4.15%.
13.    Construction in progress
The Company’s construction in progress activity during the three months ended March 31, 2022 is detailed below:

March 31, 2022
Balance at beginning of period	$1,043,883
Additions	196,946
Impact of currency translation adjustment	40,327
Transferred to property, plant and equipment, net	(42,843)
Balance at end of period	$1,238,313
Interest expense of $13,137 and $2,641, inclusive of amortized debt issuance costs, was capitalized for the three months ended March 31, 2022 and 2021, respectively.

The Company’s development activities are primarily in Latin America and the completion of such development is subject to risks related to successful completion, including those related to government approvals, site identification, financing, construction permitting and contract compliance.

14.    Property, plant and equipment, net
As of March 31, 2022 and December 31, 2021, the Company’s property, plant and equipment, net consisted of the following:

	March 31, 2022	December 31, 2021
Vessels	$1,498,582	$1,461,211
Terminal and power plant equipment	213,449	206,889
CHP facilities	123,073	122,777
Gas terminals	169,142	167,614
ISO containers and other equipment	138,259	134,775
LNG liquefaction facilities	63,213	63,213
Gas pipelines	58,987	58,987
Land	54,347	55,008
Leasehold improvements	9,377	9,377
Accumulated depreciation	(168,404)	(141,915)
Total property, plant and equipment, net	$2,160,025	$2,137,936
Depreciation expense for the three months ended March 31, 2022 and 2021 totaled $26,109 and $9,842, respectively, of which $563 and $270, respectively, is included within Cost of sales in the condensed consolidated statements of operations and comprehensive income (loss).
Capitalized drydocking costs of $8,691 and $5,914 are included in the vessel cost for March 31, 2022 and December 31, 2021, respectively, which are depreciated from the completion of drydocking until the next expected dry docking.

15.    Goodwill and intangible assets

Goodwill

As of March 31, 2022 and December 31, 2021, the carrying amount of goodwill was $760,135, all of which was included within the Terminals and Infrastructure segment.

Intangible assets

The following table summarizes the composition of intangible assets as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Weighted Average Life
Definite-lived intangible assets
Favorable vessel charter contracts	$106,500	$(36,630)	$—	$69,870	3
Permits and development rights	48,217	(3,516)	159	44,860	38
Acquired power purchase agreements	16,585	(1,173)	3,050	18,462	17
Easements	1,556	(255)	—	1,301	30

Indefinite-lived intangible assets
Easements	1,191	—	(34)	1,157	n/a
Total intangible assets	$174,049	$(41,574)	$3,175	$135,650

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Weighted Average Life
Definite-lived intangible assets
Favorable vessel charter contracts	$106,500	$(27,074)	$—	$79,426	3
Permits and development rights	48,217	(3,311)	(119)	$44,787	38
Acquired power purchase agreements	16,585	(750)	406	$16,241	17
Easements	1,556	(243)	—	1,313	30

Indefinite-lived intangible assets
Easements	1,191	—	(14)	1,177	n/a
Total intangible assets	$174,049	$(31,378)	$273	$142,944

Amortization expense for the three months ended March 31, 2022 was $8,343, which is inclusive of reductions in expense for the amortization of unfavorable contract liabilities assumed in the Mergers. Amortization expense for the three months ended March 31, 2021 was $295.

16.    Other non-current assets

As of March 31, 2022 and December 31, 2021, Other non-current assets consisted of the following:

	March 31, 2022	December 31, 2021
Contract asset, net (Note 6)	$34,738	$36,757
Investments in equity securities (Note 8)	18,681	18,873
Cost to fulfill (Note 6)	10,226	10,377
Upfront payments to customers	9,601	9,748
Other	28,890	22,663
Total other non-current assets, net	$102,136	$98,418

The Company recognized an unrealized (loss) gain on its investments in equity securities of $(192) and $137 for the three months ended March 31, 2022 and 2021, respectively, within Other (income), net in the condensed consolidated statements of operations and comprehensive income (loss). Investments in equity securities include investments without a readily determinable fair value of $7,678 as of March 31, 2022 and December 31, 2021.

Upfront payments to customers consist of amounts the Company has paid in relation to two natural gas sales contracts with customers to construct fuel-delivery infrastructure that the customers will own.

17.    Accrued liabilities

As of March 31, 2022 and December 31, 2021, accrued liabilities consisted of the following:

	March 31, 2022	December 31, 2021
Accrued development costs	$109,597	$101,177
Accrued vessel operating and drydocking expenses	31,951	12,767
Accrued interest	13,553	61,630
Accrued consideration in asset acquisition	9,515	9,330
Accrued bonuses	5,832	27,591
Other accrued expenses	82,411	31,530
Total accrued liabilities	$252,859	$244,025
As of March 31, 2022, the balance presented as other accrued expenses includes accruals of $49,459 for inventory purchases completed in the first quarter of 2022.

18.    Other current liabilities

As of March 31, 2022 and December 31, 2021, other current liabilities consisted of the following:

	March 31, 2022	December 31, 2021
Equity agreements (Note 8)	$20,083	$18,163
Deferred revenue	18,925	28,662
Income tax payable	10,481	8,881
Interest rate swaps (Note 8)	3,929	21,929
Due to affiliates	11,122	9,088
Other current liabilities	18,588	19,313
Total other current liabilities	$83,128	$106,036

Deferred revenue includes contract liabilities and prepayments received from lessees under charter agreements. Other current liabilities includes the value of unfavorable contracts assumed in the Mergers.

19.    Debt

As of March 31, 2022 and December 31, 2021, debt consisted of the following:

	March 31, 2022	December 31, 2021
Senior Secured Notes, due September 2025	$1,241,721	$1,241,196
Senior Secured Notes, due September 2026	1,478,514	1,477,512
Vessel Term Loan Facility, due September 2024	394,239	408,991
Debenture Loan due September 2024	41,177	40,665
South Power 2029 Bonds	170,256	96,820
Revolving Facility	225,000	200,000
Subtotal (excluding lessor VIE loans)	3,550,907	3,465,184
CCBFL VIE loan:
Golar Nanook SPV facility, due September 2030	187,385	186,638
COSCO VIE loan:
Golar Penguin SPV facility, due December 2025	87,725	90,035
AVIC VIE loan:
Golar Celsius SPV facility, due September 2023/May 2027	111,259	113,273
Total debt	$3,937,276	$3,855,130
Current portion of long-term debt	$100,666	$97,251
Long-term debt	3,836,610	3,757,879

Our outstanding debt as of March 31, 2022 is repayable as follows:

March 31, 2022
Due remainder of 2022	$64,055
2023	135,420
2024	325,328
2025	1,337,876
2026	1,754,095
Thereafter	361,476
Total debt	$3,978,250
Add: fair value adjustments to assumed debt obligations	(635)
Less: deferred finance charges	(40,339)
Total debt, net deferred finance charges	$3,937,276

The terms of the Company's debt instruments have been described in NFE's Annual Report on Form 10-K. There have been no significant changes to the Company's outstanding debt, other than described below.

South Power 2029 Bonds

In August 2021, NFE South Power Holdings Limited (“South Power”), a wholly owned subsidiary of NFE, entered into a financing agreement (“CHP Facility”), initially receiving approximately $100,000. The CHP Facility was secured by a mortgage over the lease of the site on which the Company’s combined heat and power plant in Clarendon, Jamaica (“CHP Plant”) is located and related security. In January 2022, South Power and the counterparty to the CHP Facility agreed to rescind the CHP Facility and entered into an agreement for the issuance of secured bonds (“South Power 2029 Bonds”) and subsequently authorized the issuance of up to $285,000 in South Power 2029 Bonds. The South Power 2029 Bonds are

secured by, amongst other things, the CHP Plant. Amounts outstanding at the time of the mutual rescission of the CHP Facility of $100,000 were credited towards the purchase price of the South Power 2029 Bonds. In the first quarter of 2022, the Company issued $75,783 of South Power 2029 Bonds for a total amount outstanding of $175,783 as of March 31, 2022.

The South Power 2029 Bonds bear interest at an annual fixed rate of 6.50% and mature seven years from the closing date of the final tranche. The Company expects to begin paying principal payments on a quarterly basis in July 2025. Interest payments on outstanding principal balances will be due quarterly.

South Power will be required to comply with certain financial covenants as well as customary affirmative and negative covenants. The South Power 2029 Bonds also provides for customary events of default, prepayment and cure provisions.

In conjunction with obtaining the CHP Facility, the Company incurred $3,243 in origination, structuring and other fees. The rescission of the CHP Facility and issuance of South Power 2029 Bonds was treated as a modification, and fees attributable to lenders that participated in the CHP Facility will be amortized over the life of the South Power 2029 Bonds; additional third party fees associated with such lenders of $258 were recognized as expense in the first quarter of 2022. Additional fees for new lenders participating in the South Power 2029 Bonds were recognized as a reduction of the principal balance on the condensed consolidated balance sheets. As of March 31, 2022 and December 31, 2021, the remaining unamortized deferred financing costs for the CHP Facility was $5,527 and $3,180, respectively.

Revolving Facility

In April 2021, the Company entered into a $200,000 senior secured revolving credit facility (the "Revolving Facility"). The proceeds of the Revolving Facility may be used for working capital and other general corporate purposes (including permitted acquisitions and other investments). In February 2022, the Revolving Facility was amended to increase the borrowing capacity by $115,000 to $315,000. Letters of credit issued under the $100,000 letter of credit sub-facility may be used for general corporate purposes. The Revolving Facility will mature in 2026, with the potential for the Company to extend the maturity date once in a one-year increment.

Borrowings under the Revolving Facility bear interest at a rate equal to LIBOR plus 2.50% if the usage under the Revolving Facility is equal to or less than 50% of the commitments under the Revolving Facility and LIBOR plus 2.75% if the usage under the Revolving Facility is in excess of 50% of the commitments under the Revolving Facility, subject in each case to a 0% LIBOR floor. Borrowings under the Revolving Facility may be prepaid, at the option of the Company, at any time without premium.

The obligations under the Revolving Facility are guaranteed by certain of the Company's subsidiaries, in addition to other collateral.

The Company incurred $5,398 in origination, structuring and other fees, associated with entry into the Revolving Facility. These costs have been capitalized within Other non-current assets on the condensed consolidated balance sheets. As of March 31, 2022 and December 31, 2021, total remaining unamortized deferred financing costs for the Revolving Facility was $4,661 and $3,807, respectively.

Debt and lease restrictions

The VIE loans and certain lease agreements with customers assumed in the Mergers contain certain operating and financing restrictions and covenants that require: (a) certain subsidiaries to maintain a minimum level of liquidity of $30,000 and consolidated net worth of $123,950, (b) certain subsidiaries to maintain a minimum debt service coverage ratio of 1.20:1, (c) certain subsidiaries to not exceed a maximum net debt to EBITDA ratio of 6.5:1, (d) certain subsidiaries to maintain a minimum percentage of the vessel values over the relevant outstanding loan facility balances of either 110% and 120%, (e) certain subsidiaries to maintain a ratio of liabilities to total assets of less than 0.70:1. As of March 31, 2022, the Company was in compliance with all covenants under debt and lease agreements.

Financial covenants under GMLP's Vessel Term Loan Facility include requirements that GMLP and the borrowing subsidiary maintain a certain amount of Free Liquid Assets, that the EBITDA to Consolidated Debt Service and the Net Debt to EBITDA ratios are no less than 1.15:1 and no greater than 6.50:1, respectively, and that Consolidated Net Worth is greater than $250 million, each as defined in the Vessel Term Loan Facility. GMLP was in compliance with these covenants as of March 31, 2022.

The Company is also required to comply with covenants under the Revolving Facility and letter of credit facility, including requirements to maintain Debt to Capitalization Ratio of less than 0.7:1.0, and for quarters in which the Revolving Facility is greater than 50% drawn, the Debt to Annualized EBITDA Ratio must be less than 5.0:1.0 for fiscal quarters ending December 31, 2021 until September 30, 2023 and less than 4.0:1.0 for the fiscal quarter ended December 31, 2023. The Company was in compliance with all covenants as of March 31, 2022.

Interest Expense

Interest and related amortization of debt issuance costs, premiums and discounts recognized during major development and construction projects are capitalized and included in the cost of the project. Interest expense, net of amounts capitalized, recognized for the three months ended March 31, 2022 and 2021 consisted of the following:

	Three Months Ended March 31,
	2022	2021
Interest per contractual rates	$55,349	$20,834
Amortization of debt issuance costs, premiums and discounts	2,475	487
Interest expense incurred on finance lease obligations	229	—
Total interest costs	$58,053	$21,321
Capitalized interest	13,137	2,641
Total interest expense	$44,916	$18,680

20.    Income taxes

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

The effective tax rate for the three months ended March 31, 2022 was (25.94)%, compared to 2.20% for the three months ended March 31, 2021. The total tax benefit for the three months ended March 31, 2022 was $49,681, compared to a benefit of $877 for the three months ended March 31, 2021. The calculation of the effective tax rate includes income from equity method investments recognized for the three months ended March 31, 2022.

The decrease to the effective tax rate for the three months ended March 31, 2022 resulted principally from the remeasurement of the deferred income tax liability in conjunction with an internal reorganization. The Company’s equity method investment in CELSEPAR is now directly held by a subsidiary domiciled in the United Kingdom; the investment was previously held by a subsidiary domiciled in Brazil, and this reorganization resulted in a discrete tax benefit of $76,460. This increase in tax benefit for the three months ended March 31, 2022 was offset in part by an increase in pretax income for certain profitable operations, including GMLP and Hygo, which resulted in income tax expense for the three months ended March 31, 2022.

During the second quarter of 2021, the Company assumed a liability for tax contingencies in the Mergers primarily related to potential tax obligations for payments under certain charter agreements for acquired vessels; this liability is included in Other long-term liabilities on the condensed consolidated balance sheets. As of March 31, 2022 and December 31, 2021, the Company has recognized a liability for these uncertain tax positions of $12,370 and $12,474, respectively. In addition to the liabilities for unrecognized income tax benefits assumed in the Mergers, the Company assumed liabilities related to potential employment tax obligations that are accounted for under ASC 450.

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

Prior to the Mergers, Indonesian tax authorities also issued tax assessments for land and buildings tax to PTGI for the years 2015 to 2019 in relation to the NR Satu, for approximately $3,400 (IDR 48,378.3 million). The Company appealed against the assessments for the land and buildings tax as the tax authorities have not accepted the initial objection letter. The Company believes there are reasonable grounds for success on the basis of no precedent set from past case law and the new legislation effective prospectively from January 1, 2020, that now specifically lists FSRUs as being an object liable to land and buildings tax, when it previously did not. The assessed tax was paid in January 2020 to avoid further penalties and the payment is presented in Other non-current assets on the condensed consolidated balance sheets.

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
22.    Earnings per share

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income (loss)	$241,181	$(39,509)
Less: net (income) loss attributable to non-controlling interests	(2,912)	1,606
Net income (loss) attributable to Class A common stock	$238,269	$(37,903)

Denominator:
Weighted-average shares - basic	209,928,070	176,500,576
Net income (loss) per share - basic	$1.14	$(0.21)

Weighted-average shares - diluted	210,082,295	176,500,576
Net income (loss) per share - diluted	$1.13	$(0.21)
The following table presents potentially dilutive securities excluded from the computation of diluted net income per share for the three months ended March 31, 2022 and 2021 because its effects would have been anti-dilutive.

	March 31, 2022	March 31, 2021
Unvested RSUs	—	869,262
Shannon Equity Agreement shares	472,084	464,267
Total	472,084	1,333,529
The Company declared and paid dividends of $20,754 during the first quarter of 2022, representing $0.10 per Class A share. The Company declared $17,598 and paid $17,657 during the first quarter of 2021, representing $0.10 per Class A share. The Company's dividend payment during the first quarter of 2021 included dividends that were accrued in prior periods.

During the first quarter of 2022, the Company paid a dividend of $3,019 to holders of GMLP’s 8.75% Series A Cumulative Redeemable Preferred Units (“Series A Preferred Units”). As these equity interests have been issued by the Company’s consolidated subsidiary, the value of the Series A Preferred Units is recognized as non-controlling interest in the condensed consolidated financial statements.
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
The following table summarizes the RSU activity for the three months ended March 31, 2022:

	Restricted Stock Units	Weighted-average grant date fair value per share
Non-vested RSUs as of December 31, 2021	676,338	$13.49
Granted	12,196	29.89
Vested	(515,194)	13.99
Forfeited	—	—
Non-vested RSUs as of March 31, 2022	173,340	$13.27
The following table summarizes the share-based compensation expense for the Company’s RSUs recorded for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Operations and maintenance	$4	$222
Selling, general and administrative	876	1,548
Total share-based compensation expense	$880	$1,770
For both the three months ended March 31, 2022 and 2021, no cumulative compensation expense recognized for forfeited RSU awards was reversed. The Company recognizes the income tax benefits resulting from vesting of RSUs in the period of vesting, to the extent the compensation expense has been recognized.
As of March 31, 2022, the Company had 173,340 non-vested RSUs subject to service conditions and had unrecognized compensation costs of approximately $515. The non-vested RSUs will vest over a period from ten months to three years following the grant date. The weighted-average remaining vesting period of non-vested RSUs totaled 0.27 years as of March 31, 2022.

Performance Share Units (“PSUs”)
During the first quarter of 2020 and 2021, the Company granted PSUs to certain employees and non-employees that contain a performance condition. Vesting is determined based on achievement of a performance metric for the year subsequent to the grant, and the number of shares that will vest can range from zero to a multiple of units granted. During the fourth quarter of 2021, the Company determined that the 2020 Grant will vest at a multiple of two, resulting in the recognition of all compensation cost associated with this award. As of March 31, 2022, the Company determined that it was not probable that the performance condition required for the 2021 Grant to vest would be achieved, and as such, no compensation expense has been recognized for this award.

PSUs Granted	Units Granted	Range of Vesting	Units Vested / Probable of Vesting	Unrecognized Compensation Cost(1)	Weighted Average Remaining Vesting Period
Q1 2020 ("2020 Grant")	1,109,777	0 to 2,219,554	2,105,522	$—	0
Q1 2021 ("2021 Grant")	400,507	0 to 801,014	—	30,878	0.75 years
(1) Unrecognized compensation cost is based upon the maximum amount of shares that could vest.
24.    Related party transactions
Management services
The Company is majority owned by Messrs. Edens (our chief executive officer and chairman of our Board of Directors) and Nardone (one of our Directors) who are currently employed by Fortress Investment Group LLC (“Fortress”). In the ordinary course of business, Fortress, through affiliated entities, charges the Company for administrative and general expenses incurred pursuant to its Administrative Services Agreement (“Administrative Agreement”). The charges under the Administrative Agreement that are attributable to the Company totaled $1,515 and $1,927 for the three months ended March 31, 2022 and 2021, respectively. Costs associated with the Administrative Agreement are included within Selling, general and administrative in the condensed consolidated statements of operations and comprehensive income (loss). As of March 31, 2022 and December 31, 2021, $7,057 and $5,700 were due to Fortress, respectively.
In addition to administrative services, an affiliate of Fortress owns and leases an aircraft chartered by the Company for business purposes in the course of operations. The Company incurred, at aircraft operator market rates, charter costs of $1,022 and $1,609 for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, $1,022 and $944 was due to this affiliate, respectively.
Land lease
The Company has leased land from Florida East Coast Industries, LLC (“FECI”), which is controlled by funds managed by an affiliate of Fortress. The Company recognized expense related to the land lease of $103 and $126 during the three months ended March 31, 2022 and 2021, respectively, which was included within Operations and maintenance in the condensed consolidated statements of operations and comprehensive income (loss). As of March 31, 2022 and December 31, 2021, the Company has recorded a lease liability of $3,321 and $3,314, respectively, within Non-current lease liabilities on the condensed consolidated balance sheet.
DevTech investment
In August 2018, the Company entered into a consulting arrangement with DevTech Environment Limited (“DevTech”) to provide business development services to increase the customer base of the Company. DevTech also contributed cash consideration in exchange for a 10% interest in a consolidated subsidiary. The 10% interest is reflected as non-controlling interest in the Company’s condensed consolidated financial statements. DevTech purchased 10% of a note payable due to an affiliate of the Company. During the third quarter of 2021, the Company settled all outstanding amounts due under notes payable; the consulting agreement was also restructured to settle all previous amounts owed to DevTech and to include a royalty payment based on certain volumes sold in Jamaica. The Company paid $988 to settle these outstanding amounts. Subsequent to the restructuring of the consulting agreement, the Company recognized approximately $98 in expense for the three months ended March 31, 2022. As of March 31, 2022 and December 31, 2021, $98 and $88 was due to DevTech, respectively.

Fortress affiliated entities
The Company provides certain administrative services to related parties including Fortress affiliated entities. There are no costs incurred by the Company as the Company is fully reimbursed for all costs incurred. Beginning in the fourth quarter of 2020, the Company began subleasing a portion of office space and related administrative services to an affiliate of an entity managed by Fortress, and for the three months ended March 31, 2022 and 2021, $195 and $153 of rent and office related expenses were incurred by this affiliate, respectively. As of March 31, 2022 and December 31, 2021, $712 and $1,241 were due from all Fortress affiliated entities, respectively.
Additionally, an entity formerly affiliated with Fortress and currently owned by Messrs. Edens and Nardone provides certain administrative services to the Company, as well as providing office space under a month-to-month non-exclusive license agreement. The Company incurred rent and administrative expenses of approximately $600 and $803 for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, $3,043 and $2,444 were due to Fortress affiliated entities, respectively.
Agency agreement with PT Pesona Sentra Utama (or PT Pesona)
PT Pesona, an Indonesian company, owns 51% of the issued share capital in the Company’s subsidiary, PTGI, the owner and operator of NR Satu, and provides agency and local representation services for the Company with respect to NR Satu. During the period after the Mergers, PT Pesona did not receive any agency fees. PT Pesona and certain of its subsidiaries charged vessel management fees to the Company for the provision of technical and commercial management of the vessels amounting to $191 for the three months ended March 31, 2022.
Hilli guarantees
As part of the GMLP Merger, the Company agreed to assume a guarantee (the “Partnership Guarantee”) of 50% of the outstanding principal and interest amounts payable by Hilli Corp under the Hilli Leaseback. The Company also assumed a guarantee of the letter of credit (“LOC Guarantee”) issued by a financial institution in the event of Hilli Corp’s underperformance or non-performance under the LTA. Under the LOC Guarantee, the Company is severally liable for any outstanding amounts that are payable, up to approximately $19,000. As of March 31, 2022, Company has guaranteed $348,000 under the Partnership Guarantee.
Subsequent to the GMLP Merger, under the Partnership Guarantee and the LOC Guarantee NFE’s subsidiary, GMLP, is required to comply with the following covenants and ratios:
•free liquid assets of at least $30 million throughout the Hilli Leaseback period;
•a maximum net debt to EBITDA ratio for the previous 12 months of 6.5:1; and
•a consolidated tangible net worth of $123.95 million.
The fair value of debt guarantees after amortization of $4,918 and $1,090, has been presented within Other current liabilities and Other long-term liabilities, respectively, on the condensed consolidated balance sheet. As of March 31, 2022, the Company was in compliance with the covenants and ratios for both Hilli guarantees.
25.    Segments
As of March 31, 2022, the Company operates in two reportable segments: Terminals and Infrastructure and Ships:
•Terminals and Infrastructure includes the Company’s vertically integrated gas to power solutions, spanning the entire production and delivery chain from natural gas procurement and liquefaction to logistics, shipping, facilities and conversion or development of natural gas-fired power generation. Leased vessels as well as acquired vessels that are utilized in the Company’s terminal or logistics operations are included in this segment.
•Ships includes FSRUs and LNG carriers that are leased to customers under long-term or spot arrangements. FSRUs are stationed offshore for customer’s operations to regasify LNG; six of the FSRUs acquired in the Mergers are included in this segment, including the Nanook. LNG carriers are vessels that transport LNG and are compatible with many LNG loading and receiving terminals globally. Five of the LNG carriers acquired in the Mergers are included in this segment. The Company’s investment in Hilli LLC is also included in the Ships segment.

The CODM uses Segment Operating Margin to evaluate the performance of the segments and allocate resources. Segment Operating Margin is defined as the segment’s revenue less cost of sales less operations and maintenance less vessel operating expenses, excluding unrealized gains or losses to financial instruments recognized at fair value. Terminals and Infrastructure Segment Operating Margin includes our effective share of revenue, expenses and segment operating margin attributable to our 50% ownership of CELSEPAR. Ships Segment Operating Margin includes our effective share of revenue, expenses and operating margin attributable to our ownership of 50% of the common units of Hilli LLC.
Management considers Segment Operating Margin to be the appropriate metric to evaluate and compare the ongoing operating performance of the Company’s segments on a consistent basis across reporting periods as it eliminates the effect of items which management does not believe are indicative of each segment’s operating performance.
The table below presents segment information for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
(in thousands of $)	Terminals and Infrastructure(1)	Ships(2)	Total Segment	Consolidation and Other(3)	Consolidated
Statement of operations:
Total revenues	$480,349	$114,942	$595,291	$(90,173)	$505,118
Cost of sales	235,532	—	235,532	(27,234)	208,298
Vessel operating expenses	3,492	25,942	29,434	(6,470)	22,964
Operations and maintenance	30,242	—	30,242	(7,074)	23,168
Segment Operating Margin	$211,083	$89,000	$300,083	$(49,395)	$250,688
Balance sheet:
Total assets(4)	$5,291,601	$2,074,207	$7,365,808	$—	$7,365,808
Other segmental financial information:
Capital expenditures(4)(5)	$196,390	$3,289	$199,679	$—	$199,679

	Three Months Ended March 31, 2021
(in thousands of $)	Terminals and Infrastructure(1)	Ships(2)	Total Segment	Consolidation and Other(3)	Consolidated
Statement of operations:
Total revenues	$145,684	$—	$145,684	$—	$145,684
Cost of sales	96,671	—	96,671	—	96,671
Vessel operating expenses	—	—	—	—	—
Operations and maintenance	16,252	—	16,252	—	16,252
Segment Operating Margin	$32,761	$—	$32,761	$—	$32,761
Balance sheet:
Total assets(4)	$1,832,111	$—	$1,832,111	$—	$1,832,111
Other segmental financial information:
Capital expenditures(4)(5)	$106,895	$—	$106,895	$—	$106,895

(1) Terminals and Infrastructure includes the Company’s effective share of revenues, expenses and operating margin attributable to 50% ownership of CELSEPAR. The earnings attributable to the investment of $36,680 for the three months ended March 31, 2022 are reported in income from equity method investments in the condensed consolidated statements of operations and comprehensive income (loss). Terminals and Infrastructure does not include the unrealized mark-to-market gain on derivative instruments of $2,492 for the three months ended March 31, 2022 reported in Cost of sales.
(2) Ships includes the Company’s effective share of revenues, expenses and operating margin attributable to 50% ownership of the Hilli Common Units. The earnings attributable to the investment of $13,555 for the three months ended March 31, 2022, are reported in income from equity method investments in the condensed consolidated statements of operations and comprehensive income (loss).
(3) Consolidation and Other adjusts for the inclusion of the effective share of revenues, expenses and operating margin attributable to 50% ownership of CELSEPAR and Hilli Common Units in the segment measure and exclusion of the unrealized mark-to-market gain or loss on derivative instruments.
(4) Total assets and capital expenditure by segment refers to assets held and capital expenditures related to the development of the Company’s terminals and vessels. The Terminals and Infrastructure segment includes the net book value of vessels utilized within the Terminals and Infrastructure segment.
(5) Capital expenditures includes amounts capitalized to construction in progress and additions to property, plant and equipment during the period.
Consolidated Segment Operating Margin is defined as net income (loss), adjusted for selling, general and administrative expenses, transaction and integration costs, depreciation and amortization, interest expense, other (income) expense, income from equity method investments and tax (benefit) provision.
The following table reconciles Net income (loss), the most comparable financial statement measure, to Consolidated Segment Operating Margin:

	Three Months Ended March 31,
(in thousands of $)	2022	2021
Net income (loss)	$241,181	$(39,509)
Add:
Selling, general and administrative	48,041	33,617
Transaction and integration costs	1,901	11,564
Depreciation and amortization	34,290	9,890
Interest expense	44,916	18,680
Other (income), net	(19,725)	(604)
Tax benefit	(49,681)	(877)
(Income) from equity method investments	(50,235)	—
Consolidated Segment Operating Margin	$250,688	$32,761
26.    Subsequent events
On May 4, 2022, the Company entered into an amendment to the Revolving Facility to increase the commitments thereunder by $125,000, for a total capacity under the Revolving Facility of $440,000. The Applicable Margin for borrowings under the Revolving Facility based on the current usage of the facility has not changed. No changes were made to the maturity date or covenants.

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

You should read “Risk Factors” and “Cautionary Statement on Forward-Looking Statements” elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and under similar headings in the Annual Report on Form 10-K for the year ended December 31, 2021 (our “Annual Report”) for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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
Overview

We are a global energy infrastructure company founded to help address energy poverty and accelerate the world’s transition to reliable, affordable, and clean energy. We own and operate natural gas and liquefied natural gas ("LNG") infrastructure, and an integrated fleet of ships and logistics assets to rapidly deliver turnkey energy solutions to global markets. Our near-term mission is to provide modern infrastructure solutions to create cleaner, reliable energy while generating a positive economic impact worldwide. Our long-term mission is to become one of the world’s leading carbon emission-free independent power providing companies. We discuss this important goal in more detail in our Annual Report, “Items 1 and 2: Business and Properties” under “Sustainability—Toward a Carbon-Free Future.”

On April 15, 2021, we completed the acquisitions of Hygo and GMLP; referred to as the “Hygo Merger” and “GMLP Merger,” respectively and, collectively, the “Mergers.” As a result of the Hygo Merger, the Company acquired a 50% interest in a 1.5GW power plant in Sergipe, Brazil (the “Sergipe Power Plant”) and its operating FSRU terminal in Sergipe, Brazil (the “Sergipe Facility”), as well as a terminal and power plant under development in the State of Pará, Brazil (the “Barcarena Facility” and "Barcarena Power Plant," respectively), a terminal under development on the southern coast of Brazil (the “Santa Catarina Facility”) and the Nanook, a newbuild FSRU moored and in service at the Sergipe Facility. As a result of the Mergers, we acquired a fleet of six other FSRUs, six LNG carriers and an interest in a floating liquefaction vessel, the Hilli Episeyo (the “Hilli”), each of which are expected to help support our existing facilities and international project pipeline. Acquired FSRUs are operating in Brazil, Indonesia and Jordan under time charters, and uncontracted vessels are available for short term employment in the spot market.

Subsequent to the completion of the Mergers, our chief operating decision maker makes resource allocation decisions and assesses performance on the basis of two operating segments, Terminals and Infrastructure and Ships.

Our Terminals and Infrastructure segment includes the entire production and delivery chain from natural gas procurement and liquefaction to logistics, shipping, facilities and conversion or development of natural gas-fired power generation. We currently source LNG from long-term supply agreements with third party suppliers and from our own liquefaction facility in Miami, Florida. Leased vessels as well as the cost to operate our vessels that are utilized in our terminal or logistics operations are included in this segment. We centrally manage our LNG supply and the deployment of our vessels utilized in our terminal or logistics operations, which allows us to optimally manage our LNG supply and acquired and leased fleet. The Terminals and Infrastructure segment includes all terminal operations in Jamaica, Puerto Rico, Mexico and Brazil, including our interest in the Sergipe Power Plant.

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

We currently procure our LNG either by purchasing from a supplier or by manufacturing it in our liquefaction facility in Dade County, Florida ("Miami Facility"). Our long-term goal is to develop the infrastructure necessary to supply our existing and future customers with LNG produced primarily at our own facilities, including Fast LNG and our expanded delivery logistics chain in Northern Pennsylvania (the “Pennsylvania Facility”) in addition to supplying our customers through long-term LNG contracts.
Montego Bay Facility

The Montego Bay Facility serves as our supply hub for the north side of Jamaica, providing natural gas to JPS to fuel the 145MW Bogue Power Plant in Montego Bay, Jamaica. Our Montego Bay Facility commenced commercial operations in October 2016 and is capable of processing up to 61,000 MMBtu of LNG per day and features approximately 7,000 cubic meters of onsite storage. The Montego Bay Facility also consists of an ISO loading facility that can transport LNG to numerous on-island industrial users.
Old Harbour Facility

The Old Harbour Facility is an offshore facility consisting of an FSRU that is capable of processing up to 750,000 MMBtus of LNG per day. The Old Harbour Facility commenced commercial operations in June 2019 and supplies natural gas to the 190MW Old Harbour power plant (“Old Harbour Power Plant”) operated by SJPC. The Old Harbour Facility is also supplying natural gas to our dual-fired combined heat and power facility in Clarendon, Jamaica (“CHP Plant”). The CHP Plant supplies electricity to JPS under a long-term PPA. The CHP Plant also provides steam to Jamalco under a long-term take-or-pay SSA. In March 2020, the CHP Plant commenced commercial operation under both the PPA and the SSA and began supplying power and steam to JPS and Jamalco, respectively. In August 2020, we began to deliver gas to Jamalco to utilize in their gas-fired boilers.
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
Sergipe Power Plant and Sergipe Facility

As part of the Hygo Merger, we acquired a 50% interest in Centrais Elétricas de Sergipe Participações S.A. (“CELSEPAR”), which owns Centrais Elétricas de Sergipe S.A. ("CELSE"), the owner and operator of the Sergipe Power Plant. The Sergipe Power Plant, a 1.5GW combined cycle power plant, receives natural gas from the Sergipe Facility through a dedicated 8-kilometer pipeline. The Sergipe Power Plant is one of the largest natural gas-fired thermal power stations in Latin America and was built to provide electricity on demand throughout the Brazilian electric integrated system, particularly during dry seasons when hydropower is unable to meet the growing demand for electricity in the country. CELSE has executed multiple PPAs pursuant to which the Sergipe Power Plant is delivering power to 26 committed offtakers (utilities) for a period of 25 years. In any period in which power is not being produced pursuant to the PPAs, we are able to sell merchant power into the electricity grid at spot prices, subject to local regulatory approval.

We also own expansion rights with respect to the Sergipe Power Plant, which are owned by Centrais Elétricas Barra dos Coqueiros S.A. (“CEBARRA”), a joint venture with Ebrasil Energia Ltda. (“Ebrasil”), an affiliate of Eletricidade do Brasil S.A., of which we own 75%. These rights include 190 acres of land and regulatory permits for two new power generation projects of 2.0GW in the aggregate. CEBARRA has obtained all permits and other rights necessary to participate in future government power auctions.

The Sergipe Facility is capable of processing up to 790,000 MMBtu per day and storing up to 170,000 cubic meters of LNG and supplies approximately 230,000 MMBtu per day (30% of the Sergipe Facility’s maximum regasification capacity) of natural gas to the Sergipe Power Plant, at full dispatch.
Miami Facility

Our Miami Facility began operations in April 2016. This facility has liquefaction capacity of approximately 8,300 MMBtu of LNG per day and enables us to produce LNG for sales directly to industrial end-users in southern Florida, including Florida East Coast Railway via our train loading facility, and other customers throughout the Caribbean using ISO containers.
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
Our Development Projects
La Paz Facility

In July 2021, we began commercial operations at the Port of Pichilingue in Baja California Sur, Mexico (the “La Paz Facility”). The La Paz Facility is expected to supply approximately 22,300 MMBtu of LNG per day to our 100MW of power supplied by gas-fired modular power units (the “La Paz Power Plant”) following the start of operations. Natural gas supply to the La Paz Power Plant may be increased to approximately 29,000 MMBtu of LNG per day for up to 135MW of power.
Puerto Sandino Facility

We are developing an offshore facility consisting of an FSRU and associated infrastructure, including mooring and offshore pipelines, in Puerto Sandino, Nicaragua (the “Puerto Sandino Facility”). We have entered into a 25-year PPA with Nicaragua’s electricity distribution companies, and we expect to utilize approximately 57,500 MMBtu of LNG per day to provide natural gas to the Puerto Sandino Power Plant in connection with the 25-year power purchase agreement.

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

Suape Facility

We are developing our LNG terminal in the State of Pernambuco, Brazil (the “Suape Facility”). We intend for the Suape Facility to supply LNG to a 288MW thermoelectric power plant to also be located in the State of Pernambuco, Brazil (the “Suape Power Plant”). With the purchase of CH4 Energia Ltda. on January 12, 2021, we have obtained certain key permits and authorizations to develop an LNG terminal and up to 1.37GW of gas-fired power at the Port of Suape. We also own certain 15-year power purchase agreements totaling 288MW for the development of two thermoelectric power plants, in the State of Bahia, Brazil, following the acquisition of 100% of the outstanding shares of Pecém Energia S.A. (“Pecém”) and Energética Camaçari Muricy II S.A. (“Muricy”) on March 11, 2021. As of January 2022, we had commenced power sales under these power purchase agreements via forward selling agreements. We are seeking to obtain the necessary approvals from ANEEL and other relevant regulatory authorities in Brazil to transfer the site for the power purchase agreements to the Suape Facility and to update the technical characteristics to develop and construct an initial 288MW gas-fired power plant and LNG import terminal at the Port of Suape.

Sri Lanka Facility

We plan to develop an offshore LNG receiving, storage and regasification terminal to supply the Kerawalapitya Power Complex, in Colombo, Sri Lanka, where 310 MW of power is operational today and an additional 700 MW is scheduled to be built. We expect to initially provide the equivalent of an estimated 35,000 MMBtu of LNG per day, with the expectation of significant growth as new power plants become operational.

Ireland Facility

We intend to develop and operate an LNG facility (the “Ireland Facility”) and power plant on the Shannon Estuary, near Tarbert, Ireland. We are in the process of obtaining final planning permission from An Bord Pleanála (“ABP”) in Ireland, and we intend to begin construction of the Ireland Facility after we have obtained the necessary consents and secured contracts with downstream customers with volumes sufficient to support the development.
Fast LNG

We are currently developing a series of modular floating liquefaction facilities to provide a source of low-cost supply of liquefied natural gas for our growing customer base. The “Fast LNG” design pairs advancements in modular, midsize liquefaction technology with jack up rigs, semi-submersible rigs or similar marine floating infrastructure to enable a much lower cost and faster deployment schedule than today’s floating liquefaction vessels. Semi-permanently moored FSU(s) will serve as LNG storage alongside the floating liquefaction infrastructure, which can be deployed anywhere there is abundant and stranded natural gas.

Other Projects

We are in active discussions to develop projects in multiple regions around the world that may have significant demand for additional power, LNG and natural gas, although there can be no assurance that these discussions will result in additional contracts or that we will be able to achieve our target pricing or margins.
Recent Developments
Cargo Sales

Since August 2021, LNG prices have increased materially, and global events, such as Russia’s invasion of Ukraine, have generated further energy pricing volatility. We have supply commitments to secure LNG volumes equal to approximately 100% of our expected needs for our Montego Bay Facility, Old Harbour Facility, San Juan Facility, La Paz Facility and Puerto Sandino Facility for the next six years. Due to this significant increase in market pricing of LNG, we have optimized our supply portfolio to sell a portion of these cargos in the market, and these sales have positively impacted our results for the first quarter of 2022. Cargo sales of 9.7 TBtus were completed in the first quarter of 2022, increasing our revenues and results of operations for the three months ended March 31, 2022.
COVID-19 Pandemic

We continue to closely monitor the impact of the novel coronavirus (“COVID-19”) pandemic on all aspects of our operations and development projects, including our marine operations acquired in the Mergers. Customers in our Terminals and Infrastructure segment primarily operate under long-term contracts, many of which contain fixed minimum volumes that must be purchased on a “take-or-pay” basis. We continue to invoice our customers for fixed minimum volumes even in cases when our customer’s consumption has decreased. We have not changed our payment terms with these customers, and there has not been deterioration in the timing or volume of collections.

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

Based on the essential nature of the services we provide to support power generation facilities, our operations and development projects have not currently been significantly impacted by responses to the COVID-19 pandemic. We remain committed to prioritizing the health and well-being of our employees, customers, suppliers and other partners. We have implemented policies to screen employees, contractors, and vendors for COVID-19 symptoms upon entering our development projects, operations and office facilities. From the beginning of 2020 to March 31, 2022, we have incurred approximately $2.2 million to date for safety measures introduced into our operations and other responses to the COVID-19 pandemic.

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
Other Matters

On June 18, 2020, we received an order from FERC, which asked us to explain why our San Juan Facility is not subject to FERC’s jurisdiction under section 3 of the NGA. Because we do not believe that the San Juan Facility is jurisdictional, we provided our reply to FERC on July 20, 2020 and requested that FERC act expeditiously. On March 19, 2021 FERC issued an order that the San Juan Facility does fall under FERC jurisdiction. FERC directed us to file an application for authorization to operate the San Juan Facility within 180 days of the order, which was September 15, 2021, but also found that allowing operation of the San Juan Facility to continue during the pendency of an application is in the public interest. FERC also concluded that no enforcement action against us is warranted, presuming we comply with the requirements of the order. Parties to the proceeding, including the Company, sought rehearing of the March 19, 2021 FERC order, and FERC denied all requests for rehearing in an order issued on July 15, 2021. We have filed petitions for review of FERC’s March 19 and July 15 orders with the United States Court of the Appeals for the District of Columbia Circuit. No other party has sought review of FERC’s orders. While our petitions for review are pending, and in order to comply with the FERC’s directive, on September 15, 2021 we filed an application for authorization to operate the San Juan Facility, which remains pending.

Results of Operations – Three Months Ended March 31, 2022 compared to Three Months Ended December 31, 2021 and Three Months Ended March 31, 2021

Segment performance is evaluated based on operating margin and the tables below present our segment information for the three months ended March 31, 2022, December 31, 2021 and March 31, 2021:

	Three Months Ended March 31, 2022
(in thousands of $)	Terminals and Infrastructure(1)	Ships(2)	Total Segment	Consolidation and Other(3)	Consolidated
Total revenues	480,349	114,942	595,291	(90,173)	505,118
Cost of sales	235,532	—	235,532	(27,234)	208,298
Vessel operating expenses	3,492	25,942	29,434	(6,470)	22,964
Operations and maintenance	30,242	—	30,242	(7,074)	23,168
Segment Operating Margin	211,083	89,000	300,083	(49,395)	250,688

	Three Months Ended December 31, 2021
(in thousands of $)	Terminals and Infrastructure(1)	Ships(2)	Total Segment	Consolidation and Other(3)	Consolidated
Total revenues	$689,770	$117,796	$807,566	$(158,935)	$648,631
Cost of sales	382,816	—	382,816	(100,339)	282,477
Vessel operating expenses	3,442	23,000	26,442	(5,466)	20,976
Operations and maintenance	25,158	—	25,158	(6,802)	18,356
Segment Operating Margin	$278,354	$94,796	$373,150	$(46,328)	$326,822

	Three Months Ended March 31, 2021
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other	Consolidated
Total revenues	$145,684	$—	$145,684	$—	$145,684
Cost of sales	96,671	—	96,671	—	96,671
Vessel operating expenses	—	—	—	—	—
Operations and maintenance	16,252	—	16,252	—	16,252
Segment Operating Margin	$32,761	$—	$32,761	$—	$32,761
(1) Terminals and Infrastructure includes our effective share of revenues, expenses and operating margin attributable to 50% ownership of CELSEPAR. The earnings and losses attributable to the investment of $36,680 and $18,580 for the three months ended March 31, 2022 and December 31, 2021, respectively, are reported in income (loss) from equity method investments in the consolidated statements of operations and comprehensive income (loss). Terminals and Infrastructure does not include the unrealized mark-to-market gain and loss on derivative instruments of $2,492 and $472 for the three months ended March 31, 2022 and December 31, 2021, respectively, reported in Cost of sales.
(2) Ships includes our effective share of revenues, expenses and operating margin attributable to 50% ownership of the Hilli Common Units. The earnings attributable to the investment of $13,555 and $10,065 for the three months ended March 31, 2022 and December 31, 2021, respectively, are reported in income (loss) from equity method investments in the consolidated statements of operations and comprehensive income (loss).
(3) Consolidation and Other adjust for the inclusion of our effective share of revenues, expenses and operating margin attributable to 50% ownership of CELSEPAR and Hilli Common Units in our segment measure and exclusion of the unrealized mark-to-market gain or loss on derivative instruments.

Terminals and Infrastructure Segment

	Three Months Ended,
(in thousands of $)	March 31, 2022	December 31, 2021	Change	March 31, 2021	Change
Total revenues	$480,349	$689,770	$(209,421)	$145,684	$334,665
Cost of sales	235,532	382,816	(147,284)	96,671	138,861
Vessel operating expenses	3,492	3,442	50	—	3,492
Operations and maintenance	30,242	25,158	5,084	16,252	13,990
Segment Operating Margin	$211,083	$278,354	$(67,271)	$32,761	$178,322
Total revenue

Total revenue for the Terminals and Infrastructure Segment decreased $209,421 for the three months ended March 31, 2022 as compared to the three months ended December 31, 2021. The decrease was primarily driven by lower revenue from LNG cargo sales to third parties. Revenue from cargo sales was $285,171 for the three months ended March 31, 2022 and $422,880 for the three months ended December 31, 2021. Our revenue was also negatively impacted by decreases to the Henry Hub index in the first quarter. Our contracts with customers in this segment typically include a portion of pricing based on the Henry Hub index, and the average Henry Hub index pricing used to invoice our customers decreased by 15% for the three months ended March 31, 2022 as compared to the three months ended December 31, 2021.

Total revenue for the Terminals and Infrastructure Segment increased $334,665 for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. We recognized revenue for LNG cargos sold to third parties and our share of revenue from our investment in CELSEPAR during the first quarter of 2022, totaling $348,560. We did not have any cargo sales transactions in the first quarter of 2021, and the acquisition of our investment in CELSEPAR in the Mergers occurred subsequent to March 31, 2021. Accordingly, the increased revenue was primarily driven by these transactions.

The following table summarizes the volumes delivered, exclusive of LNG cargo volumes sold to third parties, in the three months ended March 31, 2022 as compared to the three months ended December 31, 2021 and the three months ended March 31, 2021:

	Three Months Ended
(in TBtu)	March 31, 2022	December 31, 2021	Change	March 31, 2021	Change
Old Harbour Facility	3.0	3.2	(0.2)	4.4	(1.4)
Montego Bay Facility	0.5	1.0	(0.5)	2.0	(1.5)
San Juan Facility	1.1	1.1	—	4.0	(2.9)
Other	1.7	1.2	0.5	0.3	1.4
Total volumes delivered in the current period	6.3	6.5	(0.2)	10.7	(4.4)

A summary of the impact to revenue from our operations at our Old Harbour Facility is as follows:

•Sales at the Old Harbour Facility decreased by $4,888 from $62,491 for the three months ended December 31, 2021 to $57,603 for the three months ended March 31, 2022. The decrease in revenue from the Old Harbour Facility was due to revenue deferred for volumes delivered below the take-or-pay minimums in our contracts and a decrease in the Henry Hub index used to invoice our customers as compared to the three months ended December 31, 2021.

•Sales at the Old Harbour Facility increased by $6,065 from $51,538 for the three months ended March 31, 2021 to $57,603 for the three months ended March 31, 2022. The increase in revenue from the Old Harbour Facility was due to an increase in the Henry Hub index used to invoice our customers as compared to the three months ended March 31, 2021, which was partially offset by a decrease in volumes delivered at the Old Harbour Power Plant.

•The Jamalco refinery experienced a fire in August 2021, and no gas volumes have been consumed by their boilers since this event. Revenue from the delivery of power and steam from the CHP Plant decreased by $5,713 and $5,591 from the three months ended December 31, 2021 and March 31, 2021, respectively, to $1,651 for the three months ended March 31, 2022.

Revenue was also impacted by operations at our Montego Bay Facility.

•During the first quarter of 2022, no volumes were consumed by the Bogue Power Plant, leading to the significant decrease in volumes delivered at the Montego Bay Facility, due to the port authority at the Port of Montego Bay where our facility resides requiring a reconfiguration and partial relocation of our assets. We expect this reconfiguration to be completed in the second quarter of 2022, and at that time, we will recommence deliveries to the Bogue Power Plant.

•As no volumes were delivered to the Bogue Power Plant, our revenue from the Montego Bay Facility decreased by $7,417 from $18,129 for the three months ended December 31, 2021 to $10,712 for the three months ended March 31, 2022. Similarly, sales at the Montego Bay Facility decreased by $14,067 from $24,779 for the three months ended March 31, 2021 to $10,712 for the three months ended March 31, 2022.

The San Juan Power Plant completed additional maintenance activities in the first quarter of 2022, leading to lower consumption of natural gas. Sales at the San Juan Facility decreased by $3,959 from $14,953 for the three months ended December 31, 2021 to $10,994 for the three months ended March 31, 2022. Sales at the San Juan Facility also decreased by $34,624 for the three months ended March 31, 2022.

Revenue from cargo sales was $285,171 for the three months ended March 31, 2022 as compared to $422,880 for the three months ended December 31, 2021. For the three months ended March 31, 2021, we did not have any cargo sale transactions in the first quarter of 2021.

Subsequent to the acquisition of our interest in the Sergipe Facility as part of the Mergers, our share of revenue from our investment in CELSEPAR was $63,389 for the three months ended March 31, 2022 and $132,876 for the three months ended December 31, 2021, which was primarily comprised of fixed capacity payments received under CELSE's PPAs. Revenue recognized from the operation of the Sergipe Power Plant was significantly increased in the fourth quarter of 2021 by emergency dispatch due to poor hydrological conditions in Brazil. As hydrology conditions have improved in the first quarter of 2022, the Sergipe Power Plant has been dispatched less, reducing revenue from our share of our investment in CELSEPAR
Cost of sales

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

Cost of sales decreased $147,284 for the three months ended March 31, 2022 as compared to the three months ended December 31, 2021.

•The decrease was primarily due to lower cost and volume of LNG cargo sales in the market. We recognized $86,462 during the three months ended March 31, 2022 to acquire cargos sold to third parties, as compared to $166,027 for the three months ended December 31, 2021. Due to the significant increase in market pricing of LNG in the second half of 2021 and continued increase in the first quarter of 2022, we have optimized our supply portfolio to sell a portion of our committed cargos in the market. LNG cargo sales in the market decreased by 6.6 TBtus from 16.3 TBtus for the three months ended December 31, 2021 to 9.7 TBtus for the three months ended March 31, 2022. The weighted-average cost of LNG from the sale of a portion of our cargos also decreased from $10.20 per MMBtu for the three months ended December 31, 2021 to $8.81 per MMBtu for the three months ended March 31, 2022.

•During the first quarter of 2022, the Sergipe Power Plant was dispatched substantially less than in the fourth quarter of 2021 due to improved hydrology conditions in Brazil. Our share of cost of sales from our investment in CELSEPAR, which was primarily comprised of LNG costs to fuel the power plant, was $24,742 for the three months ended March 31, 2022, as compared to $100,811 for the three months ended December 31, 2021

•Cost of LNG purchased from third parties for sale to our customers decreased $6,633 for the three months ended March 31, 2022 as compared to the three months ended December 31, 2021. The decrease was primarily attributable to a 3% decrease in volumes delivered compared to the three months ended December 31, 2021, and a slight decrease in LNG cost. The weighted-average cost of LNG purchased from third parties decreased from $9.57 per MMBtu for the three months ended December 31, 2021 to $9.49 per MMBtu for the three months ended March 31, 2022.

Cost of sales increased $138,861 for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

•We recognized cost to acquire LNG cargos sold to third parties and our share of cost of sales from our investment in CELSEPAR during the first quarter of 2022, totaling $111,204. We did not have any cargo sale transactions in the first quarter of 2021, and the acquisition of our investment in CELSEPAR in the Mergers occurred subsequent to March 31, 2021. Accordingly, the increased costs of sales was primarily driven by these transactions.

•Cost of LNG purchased from third parties for sale to our customers decreased $5,017 for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. We delivered 41% less volumes to our terminal customers in the current quarter as compared to the three months ended March 31, 2021. Our cost of LNG was significantly higher in the current quarter, and as such, the decrease of cost of sales to deliver to our terminal customers did not fully correspond with the decrease in volumes. The weighted-average cost of LNG purchased from third parties increased from $6.17 per MMBtu for the three months ended March 31, 2021 to $9.49 per MMBtu for the three months ended March 31, 2022.

The weighted-average cost of our LNG inventory balance to be used in our operations as of March 31, 2022 and December 31, 2021 was $8.21 per MMBtu and $9.51 per MMBtu, respectively.
Operations and maintenance

Operations and maintenance includes costs of operating our facilities, exclusive of costs to convert that are reflected in Cost of sales. Operations and maintenance increased $5,084 and $13,990 for the three months ended March 31, 2022 as compared to the three months ended December 31, 2021 and March 31, 2021, respectively.

•The increase for the three months ended March 31, 2022 as compared to the three months ended December 31, 2021 and March 31, 2021 was primarily attributable to higher logistics costs associated with our ISO container distribution system. In the first quarter of 2022, we continued to source LNG from our Miami Facility to service industrial end users in Jamaica due to the reconfiguration and partial relocation of our assets at the Port of Montego Bay, and we incurred additional costs to distribute LNG to customers via our ISO container distribution system.

•Additionally, the increased costs in the first quarter of 2022 when compared to the first quarter of 2021 was due to the inclusion of our share of Operations and maintenance from our investment in CELSEPAR of $7,074 for the three months ended March 31, 2022, which was primarily comprised of costs related to the operation and services agreement for the Nanook, insurance costs and costs for connecting to the transmission system.
Ships Segment

	Three Months Ended,
(in thousands of $)	March 31, 2022	December 31, 2021	Change	March 31, 2021	Change
Total revenues	114,942	$117,796	$(2,854)	$—	$114,942
Cost of sales	—	—	—	—	—
Vessel operating expenses	25,942	23,000	2,942	—	25,942
Operations and maintenance	—	—	—	—	—
Segment Operating Margin	$89,000	$94,796	$(5,796)	$—	$89,000

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

Total revenue

Total revenue for the Ships segment decreased $2,854 for the three months ended March 31, 2022 as compared to the three months ended December 31, 2021. The decrease was primarily driven by lower revenue as a result of a change in on-hire days quarter over quarter. The calendar quarter is two days shorter in the first quarter, and as such, revenue decreased slightly due to lower number of commercial on-hire days.

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

Vessel operating expenses increased $2,942 for the three months ended March 31, 2022 as compared to the three months ended December 31, 2021, primarily due to increased customs claims in Jordan where one of our FSRUs operates. As all operations of the Ships segment were acquired in the Mergers, there were no comparable transactions for the three months ended March 31, 2021.
Other operating results

	Three Months Ended,
(in thousands of $)	March 31, 2022	December 31, 2021	Change	March 31, 2021	Change
Selling, general and administrative	$48,041	$74,927	$(26,886)	$33,617	$14,424
Transaction and integration costs	1,901	2,107	(206)	11,564	(9,663)
Depreciation and amortization	34,290	30,297	3,993	9,890	24,400
Total operating expenses	84,232	107,331	(23,099)	55,071	29,161
Operating income (loss)	166,456	219,491	(53,035)	(22,310)	188,766
Interest expense	44,916	46,567	(1,651)	18,680	26,236
Other (income), net	(19,725)	(3,692)	(16,033)	(604)	(19,121)
Loss on extinguishment of debt, net	—	10,975	(10,975)	—	—
Net income (loss) before income from equity method investments and income taxes	141,265	165,641	(24,376)	(40,386)	181,651
Income (loss) from equity method investments	50,235	(8,515)	58,750	—	50,235
Tax (benefit) provision	(49,681)	5,403	(55,084)	(877)	(48,804)
Net income (loss)	$241,181	$151,723	$89,458	$(39,509)	$280,690
Selling, general and administrative

Selling, general and administrative includes compensation expenses for our corporate employees, employee travel costs, insurance, professional fees for our advisors and screening costs associated with development activities for projects that are in initial stages and development is not yet probable.

Selling, general and administrative decreased $26,886 for the three months ended March 31, 2022, as compared to the three months ended December 31, 2021. The decrease was primarily attributable to a decrease in share-based compensation expense. In the fourth quarter of 2021, due to the significant impact of cargo sales on our results of operations, we determined that the performance metric associated with our performance share units granted in 2020 was probable of vesting, and we recognized $30,467 of share-based compensation expense. We also have incurred higher payroll costs, insurance expenses, management fees and professional fees due to the continue expansion of our operations as compared to the fourth quarter of 2021.

Selling, general and administrative increased $14,424 for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The increase was primarily attributable to higher payroll, professional fees and managements fees associated with the continued expansion of our operations.
Transaction and integration costs

For the three months ended March 31, 2022, we incurred $1,901 for transaction and integration costs, as compared to $2,107 and $11,564 for the three months ended December 31, 2021 and March 31, 2021, respectively. For the three months ended March 31, 2021, we incurred transaction and integration costs were incurred in connection with the Mergers, which consisted primarily of financial advisory, legal, accounting and consulting costs. Our integration costs decreased in both the fourth quarter of 2021 and the first quarter of 2022 as the integration of GMLP and Hygo has progressed since the acquisition date.
Depreciation and amortization

Depreciation and amortization increased $3,993 for the three months ended March 31, 2022 as compared to the three months ended December 31, 2021. For the three months ended March 31, 2022, we incurred higher amortization of favorable and unfavorable contracts acquired in the Mergers as the amortization of certain unfavorable contract liabilities (reduction to expense) was completed in the fourth quarter of 2021.

Depreciation and amortization increased $24,400 for the three months ended March 31, 2022 as compared to the three months ended December 31, 2021. The increase was primarily due to the following:

•Subsequent to the completion of the Mergers, our results of operations include depreciation expense primarily for the vessels acquired. We recognized $14,070 of incremental depreciation expense for the acquired vessels during the three months ended March 31, 2022

•Amortization of the value recorded for favorable and unfavorable contracts acquired in the Mergers of $8,346 for the three months ended March 31, 2022.

Interest expense

Interest expense decreased by $1,651 for the three months ended March 31, 2022 as compared to the three months ended December 31, 2021. The decrease was primarily due to the termination of the sale leaseback agreement of the Eskimo assumed in the Mergers.

Interest expense increased by $26,236 for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The increase was primarily due to an increase in total principal outstanding due to the issuance of the 2026 Notes in April 2021, draws on the Revolving Facility, borrowings under the Vessel Term Loan Facility and the South Power 2029 Bonds (all defined in our Annual Report); principal balance on outstanding facilities was $3,978,250 as of March 31, 2022 as compared to total outstanding debt of $1,250,000 as of March 31, 2021.

In conjunction with the Mergers, we assumed outstanding debentures issued by a subsidiary of Hygo and the outstanding debt of variable interest entities (“VIEs”) that are now consolidated in our financial statements, totaling $389,946 as of December 31, 2021. Although we have no control over the funding arrangements of these entities, we are the primary beneficiary of these VIEs and therefore these loan facilities are presented as part of the condensed consolidated financial statements. For the three months ended March 31, 2022, we recognized additional interest expense attributable to assumed debt of $3,378.

Other (income) expense, net

Other (income) expense, net increased by $16,033 and $19,121 for the three months ended March 31, 2022, as compared to the three months ended December 31, 2021 and March 31, 2021, respectively. Income recognized in the first quarter of 2022 was primarily comprised of the following:

•Changes in the fair value of the cross-currency interest rate swap and the interest rate swaps acquired in connection with the Mergers, resulted in income of $24,409 for the three months ended March 31, 2022.

•Changes in the fair value adjustments for the equity agreement and derivatives related to contingent payments due to sellers in asset acquisitions resulted in additional expense of $2,765 for the three months ended March 31, 2022.
Loss on extinguishment of debt, net

Loss on extinguishment of debt for the three months ended December 31, 2021 was $10,975. In November 2021, we exercised our option to terminate the sale leaseback agreement of the Eskimo assumed in the Mergers in exchange for a total payment of $190,518. The counterparty to this sale leaseback arrangement (“Eskimo SPV”) had been consolidated in our financial statements subsequent to the Mergers. In connection with the termination of this financing arrangement, we recognized a loss on extinguishment of debt based on the difference between the repurchase price under the sale leaseback arrangement and the carrying value of the net assets of the Eskimo SPV upon deconsolidation. There were no comparable transactions for the three months ended March 31, 2022 or March 31, 2021.
Tax provision

We recognized a tax benefit for the three months ended March 31, 2022 of $49,681 compared to a tax provision of $5,403 for the three months ended December 31, 2021 and a tax benefit of $877 for the three months ended March 31, 2021.

The increase to the tax benefit and associated decrease to the effective tax rate for the three months ended March 31, 2022 was primarily driven by the remeasurement of a deferred income tax liability in conjunction with an internal reorganization. Our equity method investment in CELSEPAR is now directly held by a subsidiary domiciled in the United Kingdom; the investment was previously held by a subsidiary domiciled in Brazil resulting in a discrete tax benefit of $76,460 recognized in the first quarter of 2022. This increase in benefit for the three months ended March 31, 2022 was partially offset by an increase in pretax income for certain profitable operations, including GMLP and Hygo, for the three months ended March 31, 2022.

The Company has not recorded any material changes in liabilities for uncertain tax positions as of March 31, 2022.
Income from equity method investments

We recognized income (loss) from our investments in Hilli and CELSEPAR of $50,235 for the three months ended March 31, 2022 and $(8,515) for the three months ended December 31, 2021, respectively. Our share of earnings from CELSEPAR was significantly impacted by a foreign currency remeasurement gain of $42,466, net of applicable statutory rate for the three months ended March 31, 2022 as a result of the remeasurement of the Nanook finance lease obligation, as compared to a remeasurement loss of $(6,788), net of applicable statutory rate for the three months ended December 31, 2021.
Factors Impacting Comparability of Our Financial Results
Our historical results of operations and cash flows are not indicative of results of operations and cash flows to be expected in the future, principally for the following reasons:
•Our historical financial results include the results of operations of Hygo and GMLP only since the completion of the Mergers in April 2021. Upon completion of the Mergers, we acquired a fleet of seven FSRUs, six LNG carriers and an interest in a floating liquefaction vessel. We also acquired a 50% interest in the Sergipe Facility and the Sergipe Power Plant, as well as the Barcarena Facility and Barcarena Power Plant and the Santa Catarina Facility that are currently in development. The results of operations of Hygo and GMLP began to be included in our financial statements upon the closing of the acquisitions on April 15, 2021. Our results of operations after the acquisitions also included transaction and integration costs associated with these acquisitions, some of which would not be expected in future periods. Our future results of operations may continue to be impacted by costs to integrate the operations of Hygo and GMLP, including costs to exit or modify transition service agreements or vessel management agreements, all of which may be significant.
•Our historical financial results do not include significant projects that have recently been completed or are near completion. Our results of operations for the three months ended March 31, 2022 include our Montego Bay Facility, Old Harbour Facility, San Juan Facility, certain industrial end-users and our Miami Facility. We recently placed a portion of our La Paz Facility into service, and in the fourth quarter of 2021, our revenue and results of operations began to be impacted by operations in Mexico. We are continuing to develop of our La Paz Power Plant and our Puerto Sandino Facility, and our current results do not include revenue and operating results from these projects. Our current results also exclude other developments, including the Suape Facility, Barcarena Facility, Santa Catarina Facility and Ireland Facility.

•Our historical financial results do not reflect new LNG supply agreements, as well as our Fast LNG solution that will lower the cost of our LNG supply. We currently purchase the majority of our supply of LNG from third parties, sourcing approximately 94% of our LNG volumes from third parties for the three months ended March 31, 2022. We have entered into LNG supply agreements at a price indexed to Henry Hub through 2030, resulting in expected pricing below the pricing in our previous long-term supply agreement. We have entered into supply agreements to secure supply of LNG volumes equal to approximately 100% of our expected needs for our Montego Bay Facility, Old Harbour Facility, San Juan Facility, La Paz Facility and Puerto Sandino Facility for the next six years; pricing under these agreements is indexed to Henry Hub, resulting in expected pricing below our historical supply agreements. We also anticipate that the deployment of Fast LNG floating liquefaction facilities will significantly lower the cost of our LNG supply and reduce our dependence on third party suppliers.

Since August 2021, LNG prices have increased materially. Due to this significant increase in market pricing of LNG, we have optimized our supply portfolio to sell a portion of our committed cargos in the market with delivery throughout 2022, and these cargo sales are expected to increase our 2022 revenues and results of operations.

Liquidity and Capital Resources

We believe we will have sufficient liquidity from proceeds from recent borrowings, access to additional capital sources and cash flow from operations to fund our capital expenditures and working capital needs for the next 12 months. We expect to fund our current operations and continued development of additional facilities through cash on hand, borrowings under our debt facilities and cash generated from operations. We may also opportunistically elect to generate additional liquidity through future debt or equity issuances and asset sales to fund developments and transactions. We have historically funded our developments through proceeds from our IPO and debt and equity financing, most recently as follows (below terms defined in our Annual Report):

•In September 2020, we issued $1,000,000 of 2025 Notes and repaid all other outstanding debt. No principal payments are due on the 2025 Notes until maturity in 2025.

•In December 2020, we received proceeds of $263,125 from the issuance of $250,000 of additional notes on the same terms as the 2025 Notes (subsequent to this issuance, these additional notes are included in the definition of 2025 Notes herein).

•In December 2020, we issued 5,882,352 shares of Class A common stock and received proceeds of $290,771, net of $1,221 in issuance costs.

•In April 2021, we issued $1,500,000 of 2026 Notes; we also entered into the $200,000 Revolving Facility that has a term of approximately five years; in February 2022, we expanded capacity under the Revolving Facility to $315,000.

•In August 2021, we entered into the CHP Facility and initially drew $100,000, which may be increased to $285,000. In January 2022, we agreed to rescind the CHP Facility and entered into an agreement for the issuance of secured bonds. Amounts outstanding at the time of the mutual rescission of the CHP Facility of $100,000 were credited towards the purchase price of the South Power 2029 Bonds. Through the first quarter of 2022, we have received proceeds of $175,783 from the issuance of South Power 2029 Bonds.

•In September 2021, Golar Partners Operating LLC, our indirect subsidiary, closed on the Vessel Term Loan Facility. Under this facility, we borrowed an initial amount of $430,000, which may be increased to $725,000, subject to satisfaction of certain conditions including the provision of security in relation to additional vessels.

We have assumed total committed expenditures for all completed and existing projects to be approximately $2,080 million, with approximately $1,584 million having already been spent through March 31, 2022. This estimate represents the committed expenditures for our Fast LNG project, as well as committed expenditures necessary to complete the La Paz Facility, Puerto Sandino Facility, the Suape Facility, the Barcarena Facility, Santa Catarina Facility and the Sri Lanka Facility. We expect to be able to fund all such committed projects with a combination of cash on hand, cash flows from operations and proceeds from the South Power 2029 Bonds (defined below). We may also enter into other financing arrangements to generate proceeds to fund our developments. As of March 31, 2022, we have spent approximately $128 million to develop the Pennsylvania Facility. Approximately $22 million of construction and development costs have been expensed as we have not issued a final notice to proceed to our engineering, procurement and construction contractors. Cost for land, as well as engineering and equipment that could be deployed to other facilities and associated financing costs of approximately $106 million, has been capitalized, and to date, we have repurposed approximately $17 million of engineering and equipment to our Fast LNG project. Our current air permit required to construct the Pennsylvania Facility is expected to expire in July 2022. We intend to apply for an updated air permit for the Pennsylvania Facility with the aim of obtaining this permit to coincide with the commencement of construction activities.
Contractual Obligations
We are committed to make cash payments in the future pursuant to certain contracts. The following table summarizes certain contractual obligations in place as of December 31, 2021. There were no material changes to our contractual obligations in the first quarter 2022.

(in thousands)	Total	Year 1	Years 2 to 3	Year 4 to 5	More than 5 years
Long-term debt obligations	$4,936,353	$305,575	$878,471	$3,341,677	$410,630
Purchase obligations	5,265,356	784,060	1,637,783	1,450,817	1,392,696
Lease obligations	420,329	67,131	101,295	68,393	183,510
Total	$10,622,038	$1,156,766	$2,617,549	$4,860,887	$1,986,836

Long-term debt obligations

For information on our long-term debt obligations, see “—Liquidity and Capital Resources—Long-Term Debt.” The amounts included in the table above are based on the total debt balance, scheduled maturities, and interest rates in effect as of December 31, 2021.

Purchase obligations

We are party to contractual purchase commitments for the purchase, production and transportation of LNG and natural gas, as well as engineering, procurement and construction agreements to develop our terminals and related infrastructure. Our commitments to purchase LNG and natural gas are principally take-or-pay contracts, which require the purchase of minimum quantities of LNG and natural gas, and these commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. For purchase commitments priced based upon an index such as Henry Hub, the amounts shown in the table above are based on the spot price of that index as of December 31, 2021. We have secured supply of LNG for approximately 100% of our expected needs for our Montego Bay Facility, Old Harbour Facility, San Juan Facility, La Paz Facility and Puerto Sandino Facility for the next six years.

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

As of December 31, 2021, the Company had seven vessels under time charter leases with remaining non-cancellable terms ranging from one month to ten years. The lease commitments in the table above include only the lease component of these arrangements due over the non-cancellable term and does not include any operating services. The Company has executed a lease for an LNG carrier that has not commenced as of December 31, 2021, which has a noncancelable terms of seven years and includes fixed payments of approximately $198,100; these payments are not included in the table above.

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
Cash Flows

The following table summarizes the changes to our cash flows for the three months ended March 30, 2022 and March 31, 2021, respectively:

	Three Months Ended March 31,
(in thousands)	2022	2021	Change
Cash flows from:
Operating activities	$114,382	$(111,986)	$226,368
Investing activities	(189,221)	(90,257)	(98,964)
Financing activities	36,836	(47,891)	84,727
Net (decrease) in cash, cash equivalents, and restricted cash	$(38,003)	$(250,134)	$212,131
Cash provided by operating activities

Our cash flow provided by operating activities was $114,382 for the three months ended March 31, 2022, which increased by $226,368 from cash used in operating activities of $111,896 for the three months ended March 31, 2021. Our net income for the three months ended March 31, 2022, when adjusted for non-cash items, increased by $180,828 from the three months ended March 31, 2021. Changes in working capital accounts, primarily increases in accounts payable and accrued liabilities, also contributed to additional cash provided by operating activities.
Cash used in investing activities

Our cash flow used in investing activities was $189,221 for the three months ended March 31, 2022, which increased by $98,964 from cash used in investing activities of $90,257 for the three months ended March 31, 2021. Cash outflows for investing activities during the three months ended March 31, 2022 were also used for continued development of our Fast LNG solution, Santa Catarina Facility, Barcarena Facility, as well as expenditures to complete our La Paz Facility and Puerto Sandino Facility.

Cash outflows for investing activities during the three months ended March 31, 2021 were primarily used for development projects in Nicaragua and Mexico.
Cash provided by financing activities

Our cash flow provided by financing activities was $36,836 for the three months ended March 31, 2022, which increased by $84,727 from cash used in financing activities of $47,891 for the three months ended March 31, 2021. Cash provided by financing activities during the three months ended March 31, 2022 was due to proceeds from issuance of debt of $200,836, offset by repayments of debt of $123,669 and payment of dividends of $23,773.

Cash flow used in financing activities during the three months ended March 31, 2021 was due to payments of $29,564 related to tax withholdings for share-based compensation, as well as dividends paid of $17,657.
Long-Term Debt and Preferred Stock

The terms of our debt instruments and associated obligations have been described in our Annual Report. There have been no significant changes to the terms of our outstanding debt, covenant requirements or payment obligations, other than described below.

South Power 2029 Bonds

In August 2021, NFE South Power Holdings Limited (“South Power”), a wholly owned subsidiary of NFE, entered into a financing agreement (“CHP Facility”), initially receiving approximately $100,000. The CHP Facility was secured by a mortgage over the lease of the site on which our CHP Plant is located and related security. In January 2022, South Power and the counterparty to the CHP Facility agreed to rescind the CHP Facility and entered into an agreement for the issuance of secured bonds (“South Power 2029 Bonds”) and subsequently authorized the issuance of up to $285,000 in South Power 2029 Bonds. The South Power 2029 Bonds are secured by, amongst other things, the CHP Plant. Amounts outstanding at the time of the mutual rescission of the CHP Facility of $100,000 were credited towards the purchase price of the South Power 2029 Bonds. In the first quarter of 2022, South Power issued $75,783 of South Power 2029 Bonds for a total amount outstanding of 175,783 as of March 31, 2022.

The South Power 2029 Bonds bear interest at an annual fixed rate of 6.50% and mature seven years from the closing date of the final tranche. No principal payments will be due until 2025. We expect that beginning in May 2025, principal payments will be due on a quarterly basis. Interest payments on outstanding principal balances will be due quarterly. Principal payments and interest payments on the South Power 2029 Bonds are guaranteed by NFE.

South Power will be required to comply with certain financial covenants as well as customary affirmative and negative covenants. The South Power 2029 Bonds also provides for customary events of default, prepayment and cure provisions.

In conjunction with obtaining the CHP Facility, we incurred $3,243 in origination, structuring and other fees. The rescission of the CHP Facility and issuance of South Power 2029 Bonds was treated as a modification, and fees attributable to lenders that participated in the CHP Facility will be amortized over the life of the South Power 2029 Bonds; additional fees associated with such lenders of $258,000 were recognized as expense in the first quarter of 2022. Additional fees for new lenders participating in the South Power 2029 Bonds were recognized as a reduction of the principal balance on the condensed consolidated balance sheets. As of March 31, 2022 and December 31, 2021, the remaining unamortized deferred financing costs for the CHP Facility was $5,527 and $3,180, respectively.

Debt and lease restrictions

The VIE loans and certain lease agreements with customers assumed in the Mergers contain certain operating and financing restrictions and covenants that require: (a) certain subsidiaries to maintain a minimum level of liquidity of $30,000 and consolidated net worth of $123,950, (b) certain subsidiaries to maintain a minimum debt service coverage ratio of 1.20:1, (c) certain subsidiaries to not exceed a maximum net debt to EBITDA ratio of 6.5:1, (d) certain subsidiaries to maintain a minimum percentage of the vessel values over the relevant outstanding loan facility balances of either 110% and 120%, (e) certain subsidiaries to maintain a ratio of liabilities to total assets of less than 0.70:1. As of March 31, 2022, the Company was in compliance with all covenants under debt and lease agreements.

Financial covenants under GMLP's Vessel Term Loan Facility include requirements that GMLP and the borrowing subsidiary maintain a certain amount of Free Liquid Assets, that the EBITDA to Consolidated Debt Service and the Net Debt to EBITDA ratios are no less than 1.15:1 and no greater than 6.50:1, respectively, and that Consolidated Net Worth is greater than $250 million, each as defined in the Vessel Term Loan Facility. GMLP was in compliance with these covenants as of March 31, 2022.

The Company is also required to comply with covenants under the Revolving Facility and letter of credit facility, including requirements to maintain Debt to Capitalization Ratio of less than 0.7:1.0, and for quarters in which the Revolving Facility is greater than 50% drawn, the Debt to Annualized EBITDA Ratio must be less than 5.0:1.0 for fiscal quarters ending December 31, 2021 until September 30, 2023 and less than 4.0:1.0 for the fiscal quarter ended December 31, 2023. The Company was in compliance with all covenants as of March 31, 2022.

Debt obligations of equity method investees
We account for the investments in CELSEPAR and Hilli LLC acquired in the Mergers under the equity method of accounting, and the debt obligations of these entities are not reported separately in our consolidated financial statements. The key terms of CELSEPAR's and Hilli LLC's debt obligations are summarized in our Annual Report.
In July 2021, CELSE and CELSEPAR entered into a working capital facility for the posting of certain letters of credit in favor of the supplier of LNG and the financing of LNG costs to satisfy dispatch requirements prior to receiving related variable revenues. Standby letters of credit are guaranteed, jointly but not severally, by CELSE’s shareholders, NFE and Ebrasil. The working capital facility is in an aggregate amount of up to $200.0 million (or its equivalent in Reais). The facility has a term of 12 months, renewable for equal periods by mutual agreement of the parties. Amounts disbursed under the working capital facility accrue interest at a rate referenced to Libor+, and contractual margins. As of March 31, 2022, there were no standby letters of credit issued under this facility.
Off Balance Sheet Arrangements

As of March 31, 2022 and December 31, 2021, we had no off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.
Critical Accounting Policies and Estimates

A complete discussion of our critical accounting policies and estimates is included in our Annual Report for the year ended December 31, 2021. There have been no significant changes in our critical accounting policies and estimates in the current year.
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
Interest Rate Risk

The 2025 Notes and 2026 Notes were issued with a fixed rate of interest, and as such, a change in interest rates would impact the fair value of the 2025 Notes and 2026 Notes but such a change would have no impact on our results of operations or cash flows. A 100-basis point increase or decrease in the market interest rate would decrease or increase the fair value of our fixed rate debt by approximately $95,000. The sensitivity analysis presented is based on certain simplifying assumptions, including instantaneous change in interest rate and parallel shifts in the yield curve.

Interest under the Vessel Term Loan Facility has a component based on LIBOR or other market indices should LIBOR become unavailable. A 100-basis point increase or decrease in the market interest rate would decrease or increase our interest expense by approximately $4,300.

As a result of the Mergers, we assumed the Debenture Loan and a cross-currency interest rate swap to protect against adverse movements in interest rates of the Debenture Loan. We also acquired an interest rate swap to manage the exposure to adverse movements in interest rates of debt held by our equity method investee, Hilli LLC, but we do not currently have any derivative arrangements to protect against fluctuations in interest rates applicable to our other outstanding indebtednesss.
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
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Summary Risk Factors

Some of the factors that could materially and adversely affect our business, financial condition, results of operations or prospects include the following:
Risks Related to the Mergers
•We may be unable to successfully integrate the businesses and realize the anticipated benefits of the Mergers;
Risks Related to Our Business

•We have a limited operating history, which may not be sufficient to evaluate our business and prospects
•We are a holding company and our operational and consolidated financial results are dependent on the results of our subsidiaries, affiliates, joint ventures and special purpose entities in which we invest;
•We may not be profitable for an indeterminate period of time;
•Because we are currently dependent upon a limited number of customers, the loss of a significant customer could adversely affect our operating results;
•Our ability to implement our business strategy may be materially and adversely affected by many known and unknown factors;
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
Risks Related to Ownership of Our Class A Common Stock
•A small number of our original investors have the ability to direct the voting of a majority of our stock, and their interests may conflict with those of our other stockholders; and
•The declaration and payment of dividends to holders of our Class A common stock is at the discretion of our board of directors and there can be no assurance that we will continue to pay dividends in amounts or on a basis consistent with prior distributions to our investors, if at all.
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

In 2021, we consummated the Mergers, which involve the integration of Hygo and GMLP with our existing business. The integration of these businesses is a complex, costly and time-consuming process. The success of the Mergers will depend, in part, on our ability to successfully combine each of Hygo and GMLP, which recently operated as independent companies, with our business and realize the anticipated benefits, including synergies, cost savings, innovation and operational efficiencies, from each combination. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully, or at all, or may take longer to realize than expected and the value of our common stock may be harmed. The integration of each of Hygo and GMLP into our business may result in material challenges, including, without limitation:
•managing a larger company;
•attracting, motivating and retaining management personnel and other key employees;
•the possibility of faulty assumptions underlying expectations regarding the integration process;
•retaining existing business and operational relationships and attracting new business and operational relationships;

•consolidating corporate and administrative infrastructures and eliminating duplicative operations;
•coordinating geographically separate organizations;
•unanticipated issues in integrating information technology, communications and other systems; and
•unanticipated changes in federal or state laws or regulations.

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

We are involved in the development of complex small, medium and large-scale engineering and construction projects, including our Facilities, Liquefaction Facilities, power plants, and related infrastructure, which are often developed in multiple stages involving commercial and governmental negotiations, site planning, due diligence, permit requests, environmental impact studies, permit applications and review, marine logistics planning and transportation and end-user delivery logistics. In addition to our facilities, these infrastructure projects can include the development and construction of facilities as part of our customer contracts. Projects of this type are subject to a number of risks including, among others:

•engineering, environmental or geological problems;
•shortages or delays in the delivery of equipment and supplies;
•government or regulatory approvals, permits or other authorizations;
•failure to meet technical specifications or adjustments being required based on testing or commissioning;
•construction accidents that could result in personal injury or loss of life;
•lack of adequate and qualified personnel to execute the project;
•weather interference; and
•potential labor shortages, work stoppages or labor union disputes

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

Our existing infrastructure, facilities and vessels and expected future operations and businesses face operational risks, including, but not limited to, the following:

•performing below expected levels of efficiency or capacity or required changes to specifications for continued operations;
•breakdowns or failures of equipment or shortages or delays in the delivery of supplies;
•operational errors by trucks, including trucking accidents while transporting natural gas, LNG or any other chemical or hazardous substance;
•tankers or tug operators;
•operational errors by us or any contracted facility, port or other operator of related infrastructure;
•failure to maintain the required government or regulatory approvals, permits or other authorizations;
•accidents that could result in personal injury or loss of life;
•lack of adequate and qualified personnel;
•potential labor shortages, work stoppages or labor union disputes;
•weather-related or natural disaster interruptions of operations;
•pollution or environmental contamination affecting operation;
•inability, or failure, of any counterparty to any facility-related agreements to perform their contractual obligations;
•decreased demand by our customers, including as a result of the COVID-19 pandemic; and
•planned and unplanned power outages or failures to supply due to scheduled or unscheduled maintenance.

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

In addition, these rules and regulation are subject to decision, administration and implementation by various governmental agencies and bodies, which take actions or decisions that adversely affect our business or operations. For example, in March 2021, an amendment to the Mexican Power Industry Law (Ley de la Industria Electrica) was published which would reduce the dispatch priority of privately-owned power plants compared to state-owned power plants in Mexico. The amendment has been suspended by Mexican courts in response to various challenges from industry participants and the Mexican government may not implement such amendment until all such challenges have been resolved by a final judgment or dismissed. In addition, the amendment was determined to be unconstitutional by the Mexican Supreme Court, in a non-binding majority vote. Furthermore, on May 4, 2021, an amendment to the Mexican Hydrocarbons Law (Ley de Hidrocarburos) was published which would negatively impact our permits in Mexico. This amendment is being challenged as unconstitutional by several private actors in Mexican courts. If the amendment is enforced against us, it could negatively affect our permitting applications, our revenue and results of operations. If either amendment is enforced against us, it could negatively affect our plant’s dispatch and our revenue and results of operations. In addition, the Brazilian government implemented fundamental changes in the regulation of the power industry in legislation passed in 2004 known as the New Regulatory Framework (Lei do Novo Modelo do Setor Elétrico). Challenges to the constitutionality of the New Regulatory Framework are still pending before the Brazilian Federal Supreme Court (Supremo Tribunal Federal), although preliminary injunctions have been dismissed. It is not possible to estimate when these proceedings will be finally decided. If all or part of the New Regulatory Framework were held to be unconstitutional, there would be uncertain consequences for the validity of existing regulation and the further development of the regulatory framework. The outcome of the legal proceedings is difficult to predict, but it could have an adverse impact on the entire energy sector, including our Brazilian business and operations. Due to the duration of the lawsuit, it is possible that the Brazilian Federal Supreme Court will not give retroactive effect to its decision, but rather preserve the validity of past acts applying a judicial practice known as modulation of effects. Revised, reinterpreted or additional laws and regulations that delay our ability to obtain permits necessary to commence operations or that result in increased compliance costs or additional operating costs and restrictions could have an adverse effect on our business, the ability to expand our business, including into new markets, results of operations, financial condition, liquidity and prospects.

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

The design, construction and operation of our infrastructure, facilities and businesses, including our FSRUs, FLNGs and LNG carriers, the import and export of LNG and the transportation of natural gas, among others, are highly regulated activities at the national, state and local levels and are subject to various approvals and permits. The process to obtain the permits, approvals and authorizations we need to conduct our business, and the interpretations of those rules, is complex, time-consuming, challenging and varies in each jurisdiction in which we operate. We may be unable to obtain such approvals on terms that are satisfactory for our operations and on a timeline that meets our commercial obligations. Many of these permits, approvals and authorizations require public notice and comment before they can be issued, which can lead to delays to respond to such comments, and even potentially to revise the permit application. We may also be (and have been in select circumstances) subject to local opposition, including citizens groups or non-governmental organizations such as environmental groups, which may create delays and challenges in our permitting process and may attract negative publicity, which may create an adverse impact on our reputation. In addition, such rules change frequently and are often subject to discretionary interpretations, including administrative and judicial challenges by regulators, all of which may make compliance more difficult and may increase the length of time it takes to receive regulatory approval for our operations, particularly in countries where we operate, such as Mexico and Brazil. For example, in Mexico, we have obtained substantially all permits but are awaiting regasification and transmission permits for our power plant and permits necessary to operate our terminal. We do not know the precise date when we will receive the permits we need to commence full commercial operations. We intend to apply for an updated air permit for the Pennsylvania Facility with the aim of obtaining this permit to coincide with the commencement of construction activities. We cannot assure if or when we will receive this permit, which is needed prior to commencing certain construction activities related to the facility. Any administrative and judicial challenges can delay and protract the process for obtaining and implementing permits and can also add significant costs and uncertainty. We cannot control the outcome of any review or approval process, including whether or when any such permits and authorizations will be obtained, the terms of their issuance, or possible appeals or other potential interventions by third parties that could interfere with our ability to obtain and maintain such permits and authorizations or the terms thereof. Furthermore, we are developing new technologies and operate in jurisdictions that may lack mature legal and regulatory systems and may experience legal instability, which may be subject to regulatory and legal challenges, instability or clarity of application of laws, rules and regulations to our business and new technology, which can result in difficulties and instability in obtaining or securing required permits or authorizations. There is no assurance that we will obtain and maintain these permits and authorizations on favorable terms, or that we will be able to obtain them on a timely basis, and we may not be able to complete our projects, start or continue our operations, recover our investment in our projects and may be subject to financial penalties or termination under our customer and other agreements, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

Our contracts with our customers contain various termination rights. For example, each of our long-term customer contracts, including the contracts with JPS, SJPC, Jamalco and PREPA, contain various termination rights allowing our customers to terminate the contract, including, without limitation:

•upon the occurrence of certain events of force majeure;
•if we fail to make available specified scheduled cargo quantities;
•the occurrence of certain uncured payment defaults;
•the occurrence of an insolvency event;
•the occurrence of certain uncured, material breaches; and
•if we fail to commence commercial operations or achieve financial close within the agreed timeframes.

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

We operate in the highly competitive industry for LNG and face intense competition from independent, technology-driven companies as well as from both major and other independent oil and natural gas companies and utilities, in the various markets in which we operate and many of which have been in operation longer than us. Various factors relating to competition may prevent us from entering into new or replacement customer contracts on economically comparable terms to existing customer contracts, or at all, including , among others:

•increases in worldwide LNG production capacity and availability of LNG for market supply;
•increases in demand for natural gas but at levels below those required to maintain current price equilibrium with respect to supply;
•increases in the cost to supply natural gas feedstock to our liquefaction projects;
•increases in the cost to supply LNG feedstock to our Facilities;
•decreases in the cost of competing sources of natural gas, LNG or alternate fuels such as coal, heavy fuel oil and ADO;
•decreases in the price of LNG; and
•displacement of LNG or fossil fuels more broadly by alternate fuels or energy sources or technologies (including but not limited to nuclear, wind, solar, biofuels and batteries) in locations where access to these energy sources is not currently available or prevalent.

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

Our business and the development of energy-related infrastructure and projects generally is based on assumptions about the future availability and price of natural gas and LNG and the prospects for international natural gas and LNG markets. Natural gas and LNG prices have at various times been and may become volatile due to one or more of the following factors:

•additions to competitive regasification capacity in North America, Brazil, Europe, Asia and other markets, which could divert LNG or natural gas from our business;
•imposition of tariffs by China or any other jurisdiction on imports of LNG from the United States;
•insufficient or oversupply of natural gas liquefaction or export capacity worldwide;
•insufficient LNG tanker capacity;
•weather conditions and natural disasters;
•reduced demand and lower prices for natural gas;
•increased natural gas production deliverable by pipelines, which could suppress demand for LNG;
•decreased oil and natural gas exploration activities, including shut-ins and possible proration, which may decrease the production of natural gas;
•cost improvements that allow competitors to offer LNG regasification services at reduced prices;
•changes in supplies of, and prices for, alternative energy sources, such as coal, oil, nuclear, hydroelectric, wind and solar energy, which may reduce the demand for natural gas;
•changes in regulatory, tax or other governmental policies regarding imported or exported LNG, natural gas or alternative energy sources, which may reduce the demand for imported or exported LNG and/or natural gas;
•political conditions in natural gas producing regions;
•adverse relative demand for LNG compared to other markets, which may decrease LNG imports into or exports from North America; and
•cyclical trends in general business and economic conditions that cause changes in the demand for natural gas.

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

Under our GSAs, PPAs and SSAs, we are required to deliver to our customers specified amounts of LNG, natural gas, power and steam, respectively, at specified times and within certain specifications, all of which requires us to obtain sufficient amounts of LNG from third-party LNG suppliers or our own portfolio. We may not be able to purchase or receive physical delivery of sufficient quantities of LNG to satisfy those delivery obligations, which may provide a counterparty with the right to terminate its GSA, PPA or SSA, as applicable, or subject us to penalties and indemnification obligations under those agreements. While we have entered into supply agreements for the purchase of approximately 630 TBtu of LNG between 2022 and 2030, we may need to purchase significant additional LNG volumes to meet our delivery obligations to our downstream customers. Price fluctuations in natural gas and LNG may make it expensive or uneconomical for us to acquire adequate supply of these items or to sell our inventory of natural gas or LNG at attractive prices. Failure to secure contracts for the purchase of a sufficient amount of LNG or at favorable prices could materially and adversely affect our business, operating results, cash flows and liquidity. Additionally, we are dependent upon third-party LNG suppliers and shippers and other tankers and facilities to provide delivery options to and from our tankers and energy-related infrastructure. If any third parties were to default on their obligations under our contracts or seek bankruptcy protection, we may not be able to replace such contracts or purchase LNG on the spot market or receive a sufficient quantity of LNG in order to satisfy our delivery obligations under our GSAs, PPAs and SSAs or at favorable terms. Under tanker charters, we will be obligated to make payments for our chartered tankers regardless of use. We may not be able to enter into contracts with purchasers of LNG in quantities equivalent to or greater than the amount of tanker capacity we have purchased, as our vessels maybe be too small for those obligations. Any such failure to purchase or receive delivery of LNG or natural gas in sufficient quantities could result in our failure to satisfy our obligations to our customers, which could lead to delay penalties and potentially a termination of agreements with our customers. Any such failure to sell our inventory of natural gas or LNG at attractive prices could materially and adversely affect our business, operating results, cash flows and liquidity.

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

Hire rates for FSRUs and LNG carriers fluctuate over time as a result of changes in the supply-demand balance relating to current and future FSRU and LNG carrier capacity. This supply-demand relationship largely depends on a number of factors outside of our control. For example, driven in part by an increase in LNG production capacity, the market supply particularly of LNG carriers has been increasing. As of March 23, 2022, the LNG carrier order book totaled

187 vessels, including two FSRUs/FSUs. We believe that this and any future expansion of the global LNG carrier fleet may have a negative impact on charter hire rates, vessel utilization and vessel values, the impact of which could be amplified if the expansion of LNG production capacity does not keep pace with fleet growth. The LNG market is also closely connected to world natural gas prices and energy markets, which it cannot predict. A substantial or extended decline in demand for natural gas or LNG, including as a result of the spread of COVID-19, could adversely affect our ability to charter or re-charter our vessels at acceptable rates or to acquire and profitably operate new vessels. Accordingly, this could have a material adverse effect on our earnings, financial condition, operating results and prospects.

Vessel values may fluctuate substantially and, if these values are lower at a time when we are attempting to dispose of vessels, we may incur a loss.

Vessel values can fluctuate substantially over time due to a number of different factors, including:

•prevailing economic conditions in the natural gas and energy markets;
•a substantial or extended decline in demand for LNG;
•increases in the supply of vessel capacity without a commensurate increase in demand;
•the size and age of a vessel; and
•the cost of retrofitting, steel or modifying existing vessels, as a result of technological advances in vessel design or equipment, changes in applicable environmental or other regulations or standards, customer requirements or otherwise.

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

On an ongoing basis, we engage with lenders and other financial institutions in an effort to improve our liquidity and capital resources. As of December 31, 2021 and March 31, 2022, we had approximately $3,896 million and $3,978 million, respectively, aggregate principal amount of indebtedness outstanding on a consolidated basis. In connection with the Mergers, we assumed a significant amount of indebtedness, including guarantees and preferred shares, and we incurred a significant amount of debt to pay a portion of the purchase price for the GMLP Merger, to refinance certain debt of GMLP and its subsidiaries, to pay related fees and expenses, and for general corporate purposes. The terms and conditions of our indebtedness, including some of the indebtedness we assumed as part of the Mergers, include restrictive covenants that may limit our ability to operate our business, to incur or refinance our debt, engage in certain transactions, and require us to maintain certain financial ratios, among others, any of which may limit our ability to finance future operations and capital needs, react to changes in our business and in the economy generally, and to pursue business opportunities and activities. If we fail to comply with any of these restrictions or are unable to pay our debt service when due, our debt could be accelerated or cross-accelerated, and we cannot assure you that we will have the ability to repay such accelerated debt. Any such default could also have adverse consequences to our status and reporting requirements, reducing our ability to quickly access the capital markets. Our ability to service our existing and any future debt will depend on our performance and operations, which is subject to factors that are beyond our control and compliance with covenants in the agreements governing such debt. We may incur additional debt to fund our business and strategic initiatives. If we incur additional debt and other obligations, the risks associated with our substantial leverage and the ability to service such debt would increase, which could have a material adverse effect on our business, results of operation and financial condition.

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

We test our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Significant negative industry or economic trends, decline of our market capitalization, reduced estimates of future cash flows for our business segments or disruptions to our business, or adverse actions by governmental entities, changes to regulation or legislation could lead to an impairment charge of our long-lived assets. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. Projections of future operating results and cash flows may vary significantly from results. In addition, if our analysis results in an impairment to our long-lived assets, we may be required to record a charge to earnings in our consolidated financial statements during a period in which such impairment is determined to exist, which may negatively impact our operating results.

Weather events or other natural or manmade disasters or phenomena, some of which may be adversely impacted by global climate change, could have a material adverse effect on our operations and projects, as well as on the economies in the markets in which we operate or plan to operate.

Weather events such as storms and related storm activity and collateral effects, or other disasters, accidents, catastrophes or similar events, natural or manmade, such as explosions, fires, seismic events, floods or accidents, could result in damage to our Facilities, Liquefaction Facilities, or related infrastructure, interruption of our operations or our supply chain, as well as delays or cost increases in the construction and the development of our proposed facilities or other infrastructure. Changes in the global climate may have significant physical effects, such as increased frequency and severity of storms, floods and rising sea levels; if any such effects were to occur, they could have an adverse effect on our marine and coastal operations. Due to the nature of our operations, we are particularly exposed to the risks posed by hurricanes, tropical storms and their collateral effects, in particular with respect to fleet operations, floating offshore liquefaction units and other infrastructure we may develop in connection with our Fast LNG technology. In particular, we may seek to construct and develop floating offshore liquefaction units as part of our Fast LNG in locations that are subject to risks posed by hurricanes and similar severe weather conditions or natural disasters or other adverse events or conditions that could severely affect our infrastructure, resulting in damage or loss, contamination to the areas, and suspension of our operations. For example, our operations in coastal regions in southern Florida, the Caribbean, and Latin America are frequently exposed to natural hazards such as sea-level rise, coastal flooding, cyclones, extreme heat, hurricanes, and earthquakes. These climate risks can affect our operations, potentially even damaging or destroying our facilities, leading to production downgrades, costly delays, reduction in workforce productivity, and potential injury to our people. In addition, jurisdictions with increased political, economic, social and legal instability, lack of regulatory clarity of application of laws, rules and regulations to our technology, and could potentially expose us to additional jurisdictional risks related to currency exchange, tariffs and other taxes, changes in laws, civil unrest, and similar risks. In addition, because of the location of some of our operations, we are subject to other natural phenomena, including earthquakes, such as the one that occurred near Puerto Rico in January 2020, which resulted in a temporary delay of development of our Puerto Rico projects. If one or more tankers, pipelines, Facilities, Liquefaction Facilities, vessels, equipment or electronic systems that we own, lease or operate or that deliver products to us or that supply our Facilities, Liquefaction Facilities, and customers’ facilities are damaged by severe weather or any other disaster, accident, catastrophe or similar event, our construction projects and our operations could be significantly interrupted, damaged or destroyed. These delays, interruptions and damages could involve substantial damage to people, property or the environment, and repairs could take a significant amount of time, particularly in the event of a major interruption or substantial damage. We do not, nor do we intend to, maintain insurance against all of these risks and losses. We may not be able to maintain desired or required insurance in the future at rates that we consider reasonable. See “—Our insurance may be insufficient to cover losses that may occur to our property or result from our operations”. The occurrence of a significant event, or the threat thereof, could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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

While our consolidated financial statements are presented in U.S. dollars, we generate revenues and incur operating expenses and indebtedness in local currencies in the countries where we operate, such as, among others, the euro, the Mexican peso and the Brazilian real. The amount of our revenues denominated in a particular currency in a particular country typically varies from the amount of expenses or indebtedness incurred by our operations in that country given that certain costs may be incurred in a currency different from the local currency of that country, such as the U.S. dollar. Therefore, fluctuations in exchange rates used to translate other currencies into U.S. dollars could result in potential losses and reductions in our margins resulting from currency fluctuations, which may impact our reported consolidated financial condition, results of operations and cash flows from period to period. These fluctuations in exchange rates will also impact the value of our investments and the return on our investments. Additionally, some of the jurisdictions in which we operate may limit our ability to exchange local currency for U.S. dollars and elect to intervene by implementing exchange rate regimes, including sudden devaluations, periodic mini devaluations, exchange controls, dual exchange rate markets and a floating exchange rate system. There can be no assurance that non-U.S. currencies will not be subject to volatility and depreciation or that the current exchange rate policies affecting these currencies will remain the same. For example, the Mexican peso and the Brazilian real have experienced significant fluctuations relative to the U.S. dollar in the past. We may choose not to hedge, or we may not be effective in efforts to hedge, this foreign currency risk. See “—Risks Related to our Business—Any use of hedging arrangements may adversely affect our future operating results or liquidity”. Depreciation or volatility of these currencies against the U.S. dollar could cause counterparties to be unable to pay their contractual obligations under our agreements or to lose confidence in us and may cause our expenses to increase from time to time relative to our revenues as a result of fluctuations in exchange rates, which could affect the amount of net income that we report in future periods.

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

The market price of our Class A common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our Class A common stock may fluctuate and cause significant price variations to occur. If the market price of our Class A common stock declines significantly, you may be unable to resell your shares at or above your purchase price, if at all. The market price of our Class A common stock may fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our Class A common stock include:

•a shift in our investor base;
•our quarterly or annual earnings, or those of other comparable companies;
•actual or anticipated fluctuations in our operating results;
•changes in accounting standards, policies, guidance, interpretations or principles;
•announcements by us or our competitors of significant investments, acquisitions or dispositions;
•the failure of securities analysts to cover our Class A common stock;
•changes in earnings estimates by securities analysts or our ability to meet those estimates;
•the operating and share price performance of other comparable companies;
•overall market fluctuations;
•general economic conditions; and
•developments in the markets and market sectors in which we participate.

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

Affiliates of certain entities controlled by Wesley R. Edens, Randal A. Nardone and affiliates of Fortress Investment Group LLC (“Founder Entities”) hold a majority of the voting power of our stock. In addition, pursuant to the Shareholders’ Agreement, dated as of February 4, 2019, by and among the Company and the respective parties thereto (the “Shareholders’ Agreement”), the Founder Entities currently have the right to nominate a majority of the members of our Board of Directors. Furthermore, the Shareholders’ Agreement provides that the parties thereto will use their respective reasonable efforts (including voting or causing to be voted all of the Company’s voting shares beneficially owned by each) to cause to be elected to the Board, and to cause to continue to be in office the director nominees selected by the Founder Entities. Affiliates of NFE SMRS Holdings LLC are parties to the Shareholders’ Agreement and as of March 31, 2022 hold approximately 16% of the voting power of our stock. As a result, we are a controlled company within the meaning of the Nasdaq corporate governance standards. Under Nasdaq rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a controlled company and may elect not to comply with certain Nasdaq corporate governance requirements, including the requirements that:

•a majority of the board of directors consist of independent directors as defined under the rules of Nasdaq;
•the nominating and governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•the compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

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

As of March 31, 2022, affiliates of the Founder Entities own an aggregate of approximately 87,136,768 shares of Class A common stock, representing 42.0% of our voting power. As of March 31, 2022, Wesley R. Edens, Randal A. Nardone and Fortress Investment Group LLC directly or indirectly own 47,540,925 shares, 26,196,526 shares and 13,399,317 shares, respectively, of our Class A common stock, representing 22.9%, 12.6% and 6.5% of the voting power of the Class

A common stock, respectively. The beneficial ownership of greater than 50% of our voting stock means affiliates of the Founder Entities are able to control matters requiring stockholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our Class A common stock will be able to affect the way we are managed or the direction of our business. The interests of the affiliates of the Founder Entities with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders, including holders of the Class A common stock.

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

Our Certificate of Incorporation and By-Laws authorize our board of directors to issue preferred stock without stockholder approval in one or more series, designate the number of stock constituting any series, and fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. If our board of directors elects to issue preferred stock, it could be more difficult for a third-party to acquire us. In addition, some provisions of our Certificate of Incorporation and By-Laws could make it more difficult for a third-party to acquire control of us, even if the change of control would be beneficial to our security holders. These provisions include:

•dividing our board of directors into three classes of directors, with each class serving staggered three-year terms;
•providing that any vacancies may, except as otherwise required by law, or, if applicable, the rights of holders of a series of preferred stock, only be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum (provided that vacancies that results from newly created directors requires a quorum);
•permitting special meetings of our stockholders to be called only by (i) the chairman of our board of directors, (ii) a majority of our board of directors, or (iii) a committee of our board of directors that has been duly designated by the board of directors and whose powers include the authority to call such meetings;
•prohibiting cumulative voting in the election of directors;
•establishing advance notice provisions for stockholder proposals and nominations for elections to the board of directors to be acted upon at meetings of the stockholders; and
•providing that the board of directors is expressly authorized to adopt, or to alter or repeal our certain provisions of our organizational documents to the extent permitted by law.

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

10.30
First amendment to Credit Agreement, dated as of July 16, 2021 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time partly thereto, the several lenders and issuing banks from time to time partly thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-K, filed with the SEC on March 1, 2022).

10.31	Second Amendment to Credit Agreement, dated as of February 28, 2022 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.31 to the Registrant’s Quarterly Report on Form 10-K, filed with the SEC on March 1, 2022).

10.32*	Third Amendment to Credit Agreement, dated as of May 4, 2022 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent.

10.33	Omnibus Agreement, dated as of April 15, 2021, by and among the Company, GLNG and certain other parties thereto (incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2021).

10.34	Indemnity Agreement, dated as of April 15, 2021, by and among the Company, GLNG, and certain affiliates of Stonepeak (incorporated by reference to Exhibit 10.31 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2021).

10.35	Omnibus Agreement, dated as of April 15, 2021, by and among the Company, GMLP, GLNG and certain parties thereto (incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2021).

10.36	Indemnification Agreement, dated as of April 15, 2021, by and between NFE International and GLNG (incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2021).

10.37
Facility Agreement, dated September 18, 2021, by and among Golar Partners Operating LLC as the Borrower, Golar LNG Partners LP and certain subsidiaries of the Borrower, with (i) Citibank N.A. and the lenders from time to time party thereto; (ii) Citigroup Global Markets Limited, Morgan Stanley Senior Funding, Inc. and HSBC Bank USA, N.A. as mandated lead arrangers; (iii) Goldman Sachs Bank USA as arranger; (iv) Citigroup Global Markets Limited and Morgan Stanley Senior Funding, Inc. as bookrunners; (v) Citigroup Global Markets Limited and Morgan Stanley Senior Funding, Inc. as co-ordinators, (vi) Citibank Europe Plc, UK Branch as agent and (vii) Citibank, N.A., London Branch as security agent (incorporated by reference to Exhibit 10.34 to Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 3, 2021).

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

Date: May 5, 2022

	By:	/s/ Wesley R. Edens

	Name:	Wesley R. Edens

	Title:	Chief Executive Officer and Chairman

(Principal Executive Officer)
Date: May 5, 2022

	By:	/s/ Christopher S. Guinta

	Name:	Christopher S. Guinta

	Title:	Chief Financial Officer

(Principal Financial Officer)
Date: May 5, 2022

	By:	/s/ Yunyoung Shin

	Name:	Yunyoung Shin

	Title:	Chief Accounting Officer

(Principal Accounting Officer)