Form 10-Q
period 2022-06-30
New Fortress Energy Inc.
filed 2022-08-05
CIK 1749723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
As of August 2, 2022, the registrant had 207,556,249 shares of Class A common stock outstanding.

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
•inability to successfully complete mergers, sales, divestments or similar transactions related to our businesses or assets or to integrate such businesses or assets and realize the anticipated benefits, including with respect to the Mergers (as defined below);
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

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements.
New Fortress Energy Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2022 and December 31, 2021
(Unaudited, in thousands of U.S. dollars, except share amounts)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$138,329	$187,509
Restricted cash	71,602	68,561
Receivables, net of allowances of $164 and $164, respectively	313,457	208,499
Inventory	72,152	37,182
Prepaid expenses and other current assets, net	141,092	83,115
Total current assets	736,632	584,866

Restricted cash	7,960	7,960
Construction in progress	1,401,468	1,043,883
Property, plant and equipment, net	2,156,431	2,137,936
Equity method investments	939,738	1,182,013
Right-of-use assets	407,689	309,663
Intangible assets, net	121,088	142,944
Finance leases, net	600,885	602,675
Goodwill	778,488	760,135
Deferred tax assets, net	5,628	5,999
Other non-current assets, net	95,369	98,418
Total assets	$7,251,376	$6,876,492

Liabilities
Current liabilities
Current portion of long-term debt	$99,756	$97,251
Accounts payable	111,436	68,085
Accrued liabilities	236,535	244,025
Current lease liabilities	53,983	47,114
Other current liabilities	94,286	106,036
Total current liabilities	595,996	562,511

Long-term debt	4,051,756	3,757,879
Non-current lease liabilities	329,972	234,060
Deferred tax liabilities, net	140,289	269,513
Other long-term liabilities	60,835	58,475
Total liabilities	5,178,848	4,882,438

Commitments and contingencies (Note 21)

Stockholders’ equity
Class A common stock, $0.01 par value, 750.0 million shares authorized, 207.6 million issued and outstanding as of June 30, 2022; 206.9 million issued and outstanding as of December 31, 2021	2,076	2,069
Additional paid-in capital	1,868,618	1,923,990
Accumulated deficit	(63,895)	(132,399)
Accumulated other comprehensive income (loss)	78,232	(2,085)
Total stockholders’ equity attributable to NFE	1,885,031	1,791,575
Non-controlling interest	187,497	202,479
Total stockholders’ equity	2,072,528	1,994,054
Total liabilities and stockholders’ equity	$7,251,376	$6,876,492
The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the three and six months ended June 30, 2022 and 2021
Unaudited, in thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Operating revenue	$497,240	$102,836	$897,315	$194,032
Vessel charter revenue	75,134	64,561	167,554	64,561
Other revenue	12,481	56,442	25,104	110,930
Total revenues	584,855	223,839	1,089,973	369,523

Operating expenses
Cost of sales	272,401	101,430	480,699	198,101
Vessel operating expenses	18,628	15,400	41,592	15,400
Operations and maintenance	20,490	18,565	43,658	34,816
Selling, general and administrative	50,310	44,536	98,351	78,152
Transaction and integration costs	4,866	29,152	6,767	40,716
Depreciation and amortization	36,356	26,997	70,646	36,886
Asset impairment expense	48,109	—	48,109	—
Total operating expenses	451,160	236,080	789,822	404,071
Operating income (loss)	133,695	(12,241)	300,151	(34,548)
Interest expense	47,840	31,482	92,756	50,162
Other (income), net	(22,102)	(7,457)	(41,827)	(8,058)
Net income (loss) before (loss) income from equity method investments and income taxes	107,957	(36,266)	249,222	(76,652)
(Loss) income from equity method investments	(372,927)	38,941	(322,692)	38,941
Tax (benefit) provision	(86,539)	4,409	(136,220)	3,532
Net (loss) income	(178,431)	(1,734)	62,750	(41,243)
Net income attributable to non-controlling interest	8,666	(4,310)	5,754	(2,704)
Net loss attributable to stockholders	$(169,765)	$(6,044)	$68,504	$(43,947)

Net (loss) income per share – basic	$(0.81)	$(0.03)	$0.33	$(0.23)
Net (loss) income per share – diluted	$(0.81)	$(0.03)	$0.33	$(0.23)

Weighted average number of shares outstanding – basic	209,669,188	202,331,304	209,797,133	189,885,473
Weighted average number of shares outstanding – diluted	209,669,188	202,331,304	209,810,647	189,885,473

Other comprehensive income (loss):
Net (loss) income	$(178,431)	$(1,734)	$62,750	$(41,243)
Currency translation adjustment	(39,703)	101,690	81,127	100,693
Comprehensive (loss) income	(218,134)	99,956	143,877	59,450
Comprehensive income attributable to non-controlling interest	9,812	(4,637)	4,944	(2,157)
Comprehensive (loss) income attributable to stockholders	$(208,322)	$95,319	$148,821	$57,293
The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three and six months ended June 30, 2022 and 2021
(Unaudited, in thousands of U.S. dollars, except share amounts)

	Class A common stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss) income	Non- controlling interest	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2021	206,863,242	$2,069	$1,923,990	$(132,399)	$(2,085)	$202,479	$1,994,054
Net income	—	—	—	238,269	—	2,912	241,181
Other comprehensive income	—	—	—	—	118,874	1,956	120,830
Share-based compensation expense	—	—	880	—	—	—	880
Issuance of shares for vested RSUs	1,121,255	7	—	—	—	—	7
Shares withheld from employees related to share-based compensation, at cost	(442,146)	—	(15,274)	—	—	—	(15,274)
Dividends	—	—	(20,754)	—	—	(3,019)	(23,773)
Balance as of March 31, 2022	207,542,351	$2,076	$1,888,842	$105,870	$116,789	$204,328	$2,317,905
Net income (loss)	—	—	—	(169,765)	—	(8,666)	(178,431)
Other comprehensive loss	—	—	—	—	(38,557)	(1,146)	(39,703)
Share-based compensation expense	—	—	358	—	—	—	358
Issuance of shares for vested RSUs	13,898	—	—	—	—	—	—
Dividends	—	—	(20,582)	—	—	(7,019)	(27,601)
Balance as of June 30, 2022	207,556,249	$2,076	$1,868,618	$(63,895)	$78,232	$187,497	$2,072,528

	Class A common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Non- controlling interest	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2020	174,622,862	$1,746	$594,534	$(229,503)	$182	$8,127	$375,086
Net loss	—	—	—	(37,903)	—	(1,606)	(39,509)
Other comprehensive loss	—	—	—	—	(123)	(874)	(997)
Share-based compensation expense	—	—	1,770	—	—	—	1,770
Issuance of shares for vested RSUs	1,335,787	—	—	—	—	—	—
Shares withheld from employees related to share-based compensation, at cost	(638,235)	—	(27,571)	—	—	—	(27,571)
Dividends	—	—	(17,598)	—	—	—	(17,598)
Balance as of March 31, 2021	175,320,414	$1,746	$551,135	$(267,406)	$59	$5,647	$291,181
Net (loss) income	—	—	—	(6,044)	—	4,310	(1,734)
Other comprehensive income	—	—	—	—	101,363	327	101,690
Share-based compensation expense	—	—	1,613	—	—	—	1,613
Shares issued as consideration in business combinations	31,372,549	314	1,400,470	—	—	—	1,400,784
Issuance of shares for vested RSUs	8,930	—	—	—	—	—	—
Shares withheld from employees related to share-based compensation, at cost	(3,329)	—	(164)	—	—	—	(164)
Non-controlling interest acquired in business combinations	—	—	—	—	—	229,285	229,285
Dividends	—	—	(20,736)	—	—		(20,736)
Balance as of June 30, 2021	206,698,564	$2,060	$1,932,318	$(273,450)	$101,422	$239,569	$2,001,919
The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy Inc.
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2022 and 2021
(Unaudited, in thousands of U.S. dollars)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$62,750	$(41,243)
Adjustments for:
Amortization of deferred financing costs and debt guarantee, net	2,383	(6,290)
Depreciation and amortization	71,172	37,462
Loss (earnings) of equity method investees	322,692	(38,941)
Drydocking expenditure	(12,439)	—
Dividends received from equity method investees	14,859	7,386
Sales-type lease payments received in excess of interest income	1,426	2,388
Change in market value of derivatives	(9,798)	(7,073)
Deferred taxes	(178,109)	2,447
Change in value of investment of equity securities	1,090	(88)
Share-based compensation	1,238	3,383
Asset impairment expense	48,109	—
Other	671	275
Changes in operating assets and liabilities, net of acquisitions:
(Increase) in receivables	(123,843)	(38,018)
(Increase) in inventories	(35,167)	(35,458)
(Increase) Decrease in other assets	(58,949)	3,679
Decrease in right-of-use assets	35,265	2,072
Increase in accounts payable/accrued liabilities	71,603	24,732
Increase (Decrease) in amounts due to affiliates	1,238	(2,919)
(Decrease) Increase in lease liabilities	(31,352)	133
Decrease in other liabilities	(13,906)	(25,279)
Net cash provided by (used in) operating activities	170,933	(111,352)

Cash flows from investing activities
Capital expenditures	(441,708)	(235,324)
Cash paid for business combinations, net of cash acquired	—	(1,586,042)
Entities acquired in asset acquisitions, net of cash acquired	—	(8,817)
Other investing activities	—	(750)
Net cash (used in) investing activities	(441,708)	(1,830,933)

Cash flows from financing activities
Proceeds from borrowings of debt	437,917	1,652,500
Payment of deferred financing costs	(4,805)	(20,989)
Repayment of debt	(146,030)	(15,864)
Payments related to tax withholdings for share-based compensation	(13,054)	(29,717)
Payment of dividends	(47,374)	(41,346)
Net cash provided by financing activities	226,654	1,544,584
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,018)	(1,317)
Net (decrease) in cash, cash equivalents and restricted cash	(46,139)	(399,018)
Cash, cash equivalents and restricted cash – beginning of period	264,030	629,336
Cash, cash equivalents and restricted cash – end of period	$217,891	$230,318

Supplemental disclosure of non-cash investing and financing activities:
Changes in accounts payable and accrued liabilities associated with construction in progress and property, plant and equipment additions	$5,302	$85,513
Liabilities associated with consideration paid for entities acquired in asset acquisitions	—	9,959
Consideration paid in shares for business combinations	—	1,400,784
The accompanying notes are an integral part of these condensed consolidated financial statements.

1.    Organization
New Fortress Energy Inc. (“NFE,” together with its subsidiaries, the “Company”), a Delaware corporation, is a global energy infrastructure company founded to help address energy poverty and accelerate the world’s transition to reliable, affordable and clean energy. The Company owns and operates natural gas and liquefied natural gas ("LNG") infrastructure and an integrated fleet of ships and logistics assets to rapidly deliver turnkey energy solutions to global markets. The Company has liquefaction, regasification and power generation operations in the United States, Jamaica, Mexico and Brazil. The Company also has marine operations with vessels operating under time charters and in the spot market globally.
The Company currently conducts its business through two operating segments, Terminals and Infrastructure and Ships. The business and reportable segment information reflect how the Chief Operating Decision Maker (“CODM”) regularly reviews and manages the business.
2.    Basis of presentation
The accompanying unaudited interim condensed consolidated financial statements contained herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position, results of operations and cash flows of the Company for the interim periods presented. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual audited consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2021 (the "Annual Report"). Certain prior year amounts have been reclassified to conform to current year presentation.

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
4.    Acquisitions
Hygo Merger
On April 15, 2021, the Company completed the acquisition of all of the outstanding common and preferred shares representing all voting interests of Hygo Energy Transition Ltd. (“Hygo”), a 50-50 joint venture between Golar LNG Limited (“GLNG”) and Stonepeak Infrastructure Fund II Cayman (G) Ltd., a fund managed by Stonepeak Infrastructure Partners (“Stonepeak”), in exchange for 31,372,549 shares of NFE Class A common stock and $580,000 in cash (the "Hygo Merger"). The acquisition of Hygo expanded the Company’s footprint in South America with three gas-to-power projects in Brazil’s large and fast-growing market. Assets acquired as a result of the Hygo Merger included a 50% interest in a 1.5GW power plant in Sergipe, Brazil (the “Sergipe Power Plant”) and its operating FSRU terminal in Sergipe, Brazil (the “Sergipe Facility”), as well as a terminal and power plant under development in the State of Pará, Brazil (the “Barcarena Facility” and "Barcarena Power Plant," respectively), and a terminal under development on the southern coast of Brazil (the “Santa Catarina Facility”). In addition, the Company also acquired included two LNG carriers and the Nanook, a newbuild FSRU moored and in service at the Sergipe Facility.
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

The Company determined it was the accounting acquirer of Hygo, which was accounted for under the acquisition method of accounting for business combinations. The total purchase price of the transaction was allocated to identifiable assets acquired, liabilities assumed and non-controlling interests of Hygo based on their respective estimated fair values as of the closing date. The final adjusted fair values assigned to the assets acquired, liabilities assumed and non-controlling interests of Hygo as of the closing date were as follows:

Hygo	As of April 15, 2021
Assets Acquired
Cash and cash equivalents	$26,641
Restricted cash	48,183
Accounts receivable	5,126
Inventory	1,022
Other current assets	8,095
Construction in process	128,625
Property, plant and equipment, net	385,389
Equity method investments	823,521
Finance leases, net	601,000
Deferred tax assets, net	1,065
Other non-current assets	52,996
Total assets acquired:	$2,081,663
Liabilities Assumed
Current portion of long-term debt	$38,712
Accounts payable	3,059
Accrued liabilities	39,149
Other current liabilities	13,495
Long-term debt	433,778
Deferred tax liabilities, net	275,410
Other non-current liabilities	21,520
Total liabilities assumed:	825,123
Non-controlling interest	38,306
Net assets acquired:	1,218,234
Goodwill	$762,550

The fair value of Hygo’s non-controlling interest (“NCI”) as of April 15, 2021 was $38,306, including the fair value of the net assets of VIEs that Hygo has consolidated. These VIEs are SPVs (both defined below) for the sale and leaseback of certain vessels, and Hygo has no equity investment in these entities. The fair value of NCI was determined based on the valuation of the SPV’s external debt and the lease receivable asset associated with the sales leaseback transaction with Hygo’s subsidiary, using a discounted cash flow method.
The fair value of receivables acquired from Hygo was $8,009, which approximated the gross contractual amount; no material amounts were expected to be uncollectible.

Goodwill was calculated as the excess of the purchase price over the net assets acquired. Goodwill represents access to additional LNG and natural gas distribution systems and power markets, including workforce, that will allow the Company to rapidly develop and deploy LNG to power solutions. While the goodwill is not deductible for local tax purposes, it is treated as an amortizable expense for the U.S. global intangible low-taxed income ("GILTI") computation.
The Company’s results of operations for the six months ended June 30, 2022 include Hygo’s result of operations for the entire period. Revenue and net loss attributable to Hygo during the period was $49,391 and $179,826, respectively.
GMLP Merger
On April 15, 2021, the Company completed the acquisition of all of the outstanding common units, representing all voting interests, of Golar LNG Partners LP ("GMLP") in exchange for $3.55 in cash per common unit and for each of the outstanding membership interest of GMLP’s general partner (the "GMLP Merger, and collectively with the Hygo Merger, the "Mergers"). In conjunction with the closing of the GMLP Merger, NFE simultaneously extinguished a portion of GMLP’s debt for total consideration of $1.15 billion.
As a result of the GMLP Merger, the Company acquired a fleet of six FSRUs and four LNG carriers, which are expected to help support the Company’s existing facilities and international business development pipeline. Acquired FSRUs are operating in Brazil, Indonesia and Jordan under time charters, and uncontracted vessels are available for short term employment in the spot market. Assets acquired also included an interest in a floating natural gas liquefaction vessel ("FLNG"), the Hilli Episeyo (the "Hilli"), which is expected to provide consistent cash flow streams under a long-term tolling arrangement. The interest in the FLNG facility also provides the Company access to intellectual property that will be used to develop future FLNG solutions.
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

The Company determined it is the accounting acquirer of GMLP, which was accounted for under the acquisition method of accounting for business combinations. The total purchase price of the transaction was allocated to identifiable assets acquired, liabilities assumed and non-controlling interests of GMLP based on their respective estimated fair values as of the closing date. The final adjusted fair values assigned to the assets acquired, liabilities assumed and non-controlling interests of GMLP as of the closing date were as follows:

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
The Company and GMLP had an existing lease agreement prior to the GMLP Merger. As a result of the acquisition, the lease agreement and any associated receivable and payable balances were effectively settled. The lease agreement also included provisions that required a subsidiary of NFE to indemnify GMLP to the extent that GMLP incurred certain tax liabilities as a result of the lease. A loss of $3,978 related to settlement of this indemnification provision was recognized in Transaction and integration costs in the condensed consolidated statements of operations and comprehensive income (loss) in the second quarter of 2021.
The Company’s results of operations for the six months ended June 30, 2022 include GMLP’s result of operations for the entire period. Revenue and net income attributable to GMLP during the period was $139,674 and $105,970, respectively.

Unaudited pro forma financial information
The following table summarizes the unaudited pro forma condensed financial information of the Company as if the Mergers had occurred on January 1, 2020.

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Revenue	$239,554	$474,990
Net income (loss)	4,438	(48,746)
Net income (loss) attributable to stockholders	3,904	(46,146)
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

Adjustments for non-recurring items increased pro forma net income by $25,887 and $37,450 for the three and six months ended June 30, 2021, respectively. Transaction costs incurred and the elimination of a pre-existing lease relationship between the Company and GMLP are considered to be non-recurring. The unaudited pro forma financial information does not give effect to any synergies, operating efficiencies or cost savings that may result from the Mergers.
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
As of June 30, 2022, the Penguin and Celsius were recorded as Property, plant and equipment, net on the condensed consolidated balance sheet, and the Nanook was recognized in Finance leases, net on the condensed consolidated balance sheet.
The following table gives a summary of the sale and leaseback arrangements, including repurchase options and obligations as of June 30, 2022:

Vessel	End of lease term	Date of next repurchase option	Repurchase price at next repurchase option date	Repurchase obligation at end of lease term
Nanook	September 2030	September 2022	$193,066	$94,179
Penguin	December 2025	December 2022	84,668	63,040
Celsius	March 2027	March 2023	86,456	45,000

A summary of payment obligations under the bareboat charters with the lessor VIEs as of June 30, 2022, are shown below:

Vessel	Remaining 2022	2023	2024	2025	2026	2027+
Nanook	$12,015	$23,426	$22,698	$21,910	$21,152	$72,595
Penguin	6,600	12,889	12,379	8,973	—	—
Celsius	8,504	61,640	15,722	14,976	13,424	—
The payment obligation table above includes variable rental payments due under the lease based on an assumed LIBOR plus margin but excludes the repurchase obligation at the end of lease term.
The assets and liabilities of these lessor VIEs that most significantly impact the condensed consolidated balance sheet as of June 30, 2022 are as follows:

	Nanook	Penguin	Celsius
Assets
Restricted cash	$14,660	$6,023	$27,983
Liabilities
Long-term interest bearing debt - current portion	$—	$18,828	$6,085
Long-term interest bearing debt - non-current portion	187,403	66,513	102,793
The most significant impact of the lessor VIEs operations on the Company’s condensed consolidated statement of operations is an addition to interest expense of $2,357 and $4,371 for the three and six months ended June 30, 2022.
For the period subsequent to the completion of the Mergers in 2021, the most significant impact of the lessor VIEs operations on the Company’s condensed consolidated statement of operations is a reduction to interest expense of $6,635. Upon assumption of the debt held by VIEs in conjunction with the Mergers, the Company recognized the liabilities assumed at fair value, and the amortization of the premium of $9,707 was recognized as a reduction to interest expense incurred of $3,072.
The most significant impact of the lessor VIEs cash flows on the condensed consolidated statements of cash flows is net cash provided by (used in) financing activities of $8,337 and $(15,823) for the six months ended June 30, 2022 and 2021, respectively. In the second quarter of 2022, COSCO declared a dividend of $4,000, which will be paid in a subsequent period. The declared dividend is recognized as a change to non-controlling interest in the condensed consolidated financial statements.
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
As of June 30, 2022 the maximum exposure as a result of the Company’s ownership in the Hilli LLC is the carrying value of the equity method investment of $382,269 and the outstanding portion of the Hilli Leaseback (defined below) which have been guaranteed by the Company.
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
6.    Revenue recognition

Operating revenue includes revenue from sales of LNG and natural gas as well as outputs from the Company’s natural gas-fueled power generation facilities, including power and steam, and the sale of LNG cargos. Included in operating revenue are LNG cargo sales of $309,030 and $594,201 for the three and six months ended June 30, 2022, respectively, and $7,211 for the three and six months ended June 30, 2021. Other revenue includes revenue for development services as well as interest income from the Company’s finance leases.
Under most customer contracts, invoicing occurs once the Company’s performance obligations have been satisfied, at which point payment is unconditional. As of June 30, 2022 and December 31, 2021, receivables related to revenue from contracts with customers totaled $295,334 and $192,533, respectively, and were included in Receivables, net on the condensed consolidated balance sheets, net of current expected credit losses of $164 and $164, respectively. Other items included in Receivables, net not related to revenue from contracts with customers represent leases which are accounted for outside the scope of ASC 606 and receivables associated with reimbursable costs.
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
Contract assets are comprised of the transaction price allocated to completed performance obligations that will be billed to customers in subsequent periods. The contract liabilities and contract assets balances as of June 30, 2022 and December 31, 2021 are detailed below:

	June 30, 2022	December 31, 2021
Contract assets, net - current	$7,766	$7,462
Contract assets, net - non-current	32,763	36,757
Total contract assets, net	$40,529	$44,219

Contract liabilities	$11,201	$2,951

Revenue recognized in the year from:
Amounts included in contract liabilities at the beginning of the year	$2,951	$8,028
Contract assets are presented net of expected credit losses of $442 and $442 as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022 and December 31, 2021, contract assets was comprised of $40,215 and $43,839 of unbilled receivables, respectively, that represent unconditional rights to payment only subject to the passage of time.
The Company has recognized costs to fulfill a contract with a significant customer, which primarily consist of expenses required to enhance resources to deliver under the agreement with the customer. As of June 30, 2022, the Company has capitalized $10,679 of which $604 of these costs is presented within Other current assets and $10,075 is presented within Other non-current assets on the condensed consolidated balance sheets. As of December 31, 2021, the Company had capitalized $10,981, of which $604 of these costs was presented within Other current assets and $10,377 was presented within Other non-current assets on the condensed consolidated balance sheets. In the first quarter of 2020, the Company began delivery under the agreement and started recognizing these costs on a straight-line basis over the expected term of the agreement.

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

Period	Revenue
Remainder of 2022	$138,274
2023	520,335
2024	516,660
2025	507,868
2026	505,729
Thereafter	8,141,219
Total	$10,330,085
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
Lessor arrangements
The Company’s vessel charters of LNG carriers and FSRUs can take the form of operating or finance leases. Property, plant and equipment subject to vessel charters accounted for as operating leases is included within Vessels within "Note 14. Property, plant and equipment, net." The following is the carrying amount of property, plant and equipment that is leased to customers under operating leases:

	June 30, 2022	December 31, 2021
Property, plant and equipment	$1,276,061	$1,274,234
Accumulated depreciation	(55,477)	(31,849)
Property, plant and equipment, net	$1,220,584	$1,242,385
The components of lease income from vessel operating leases for the three and six months ended June 30, 2022 and June 30, 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease income	$71,682	$62,026	$151,904	$62,026
Variable lease income	668	1,370	11,232	1,370
Total operating lease income	$72,350	$63,396	$163,136	$63,396
The Company’s charter of the Nanook to CELSE (defined below) and certain equipment leases provided in connection with the supply of natural gas or LNG are accounted for as finance leases.

The Company recognized interest income of $11,545 and $23,126 for the three and six months ended June 30, 2022, respectively, and $9,681 for the three and six months ended June 30, 2021 related to the finance lease of the Nanook, which is included within Other revenue in the condensed consolidated statements of operations and comprehensive income (loss). The Company recognized revenue of $2,784 and $4,418 for the three and six months ended June 30, 2022, respectively, and $1,165 for the three and six months ended June 30, 2021 related to the operation and services agreement and variable charter revenue within Vessel charter revenue in the condensed consolidated statements of operations and comprehensive income (loss).

As of June 30, 2022, there were outstanding balances due from CELSE of $6,968, of which $4,538 is recognized in Receivables, net and a loan to CELSE of $2,430 was recognized in Prepaid expenses and other current assets, net on the condensed consolidated balance sheets. As of December 31, 2021, there were outstanding balances due from CELSE of $6,428 of which $4,371 was recognized in Receivables, net and a loan to CELSE of $2,057 was recognized in Prepaid expenses and other current assets, net on the condensed consolidated balance sheets. CELSE is an affiliate due to the equity method investment held in CELSE’s parent, CELSEPAR, and as such, these transactions and balances are related party in nature.
The following table shows the expected future lease payments as of June 30, 2022, for the remainder of 2022 through 2026 and thereafter:

	Future cash receipts
	Financing Leases	Operating Leases
Remainder of 2022	$25,248	$137,089
2023	50,616	147,375
2024	51,442	104,148
2025	51,876	25,961
2026	52,147	—
Thereafter	1,051,956	—
Total minimum lease receivable	$1,283,285	$414,573
Unguaranteed residual value	107,000
Gross investment in sales-type lease	$1,390,285
Less: Unearned interest income	783,693
Less: Current expected credit losses	1,551
Net investment in leased asset	$605,041

Current portion of net investment in leased asset	$4,156
Non-current portion of net investment in leased asset	600,885
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

As of June 30, 2022 and December 31, 2021, right-of-use assets, current lease liabilities and non-current lease liabilities consisted of the following:

	June 30, 2022	December 31, 2021
Operating right-of-use-assets	$384,938	$285,751
Finance right-of-use-assets	22,751	23,912
Total right-of-use assets	$407,689	$309,663

Current lease liabilities:
Operating lease liabilities	$50,156	$43,395
Finance lease liabilities	3,827	3,719
Total current lease liabilities	$53,983	$47,114
Non-current lease liabilities:
Operating lease liabilities	$316,919	$219,189
Finance lease liabilities	13,053	14,871
Total non-current lease liabilities	$329,972	$234,060
For the three and six months ended June 30, 2022 and 2021, the Company’s operating lease cost recorded within the condensed consolidated statements of operations and comprehensive income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fixed lease cost	$20,413	$9,036	$38,913	$20,781
Variable lease cost	466	503	936	1,196
Short-term lease cost	1,897	1,507	6,122	2,229

Lease cost - Cost of sales	$20,112	$8,993	$41,015	$20,029
Lease cost - Operations and maintenance	844	549	1,609	1,106
Lease cost - Selling, general and administrative	1,820	1,504	3,347	3,071
For the three months ended June 30, 2022 and 2021, the Company has capitalized $2,973 and $2,313 of lease costs, respectively, for vessels and port space used during the commissioning of development projects in addition to short-term lease costs for vessels chartered by the Company to transport inventory from a supplier’s facilities to the Company’s storage locations which are capitalized to inventory. For the six months ended June 30, 2022 and 2021, the Company has capitalized $11,215 and $3,512 of lease costs, respectively, for vessels and port space used during the commissioning of development projects in addition to short-term lease costs for vessels chartered by the Company to transport inventory from a supplier’s facilities to the Company’s storage locations which are capitalized to inventory.
Beginning in the second quarter of 2021, leases for ISO tanks and a parcel of land that transfer the ownership in underlying assets to the Company at the end of the lease have commenced, and these leases are treated as finance leases. For the three and six months ended June 30, 2022, the Company recognized interest expense related to finance leases of $218 and $447 respectively, which is included within Interest expense, net in the condensed consolidated statements of operations and comprehensive income (loss). For the three and six months ended June 30, 2022, the Company recognized amortization of the right-of-use asset related to finance leases of $380 and $759, respectively, which are included within Depreciation and amortization in the condensed consolidated statements of operations and comprehensive income (loss).
For the three and six months ended June 30, 2021, the Company recognized interest expense related to finance leases of $50, which is included within Interest expense, net in the condensed consolidated statements of operations and comprehensive income (loss). For the three and six months ended June 30, 2021, the Company recognized amortization of the right-of-use asset related to finance leases of $61, respectively, which are included within Depreciation and amortization in the condensed consolidated statements of operations and comprehensive income (loss).

Cash paid for operating leases is reported in operating activities in the condensed consolidated statements of cash flows. Supplemental cash flow information related to leases was as follows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Operating cash outflows for operating lease liabilities	$52,254	$18,354
Financing cash outflows for finance lease liabilities	2,554	654
Right-of-use assets obtained in exchange for new operating lease liabilities	134,075	3,706
Right-of-use assets obtained in exchange for new finance lease liabilities	—	8,663
The future payments due under operating and finance leases as of June 30, 2022 are as follows:

	Operating Leases	Financing Leases
Due remainder of 2022	$41,104	$2,359
2023	73,754	4,362
2024	67,601	4,381
2025	59,144	4,381
2026	51,161	2,625
Thereafter	236,512	1,029
Total lease payments	$529,276	$19,137
Less: effects of discounting	162,201	2,257
Present value of lease liabilities	$367,075	$16,880

Current lease liability	$50,156	$3,827
Non-current lease liability	316,919	13,053
As of June 30, 2022, the weighted-average remaining lease term for operating leases was 8.5 years and finance leases was 4.7 years. Because the Company generally does not have access to the rate implicit in the lease, the incremental borrowing rate is utilized as the discount rate. The weighted average discount rate associated with operating leases as of June 30, 2022 and December 31, 2021 was 8.5% and 8.7% , respectively. The weighted average discount rate associated with finance leases as of both June 30, 2022 and December 31, 2021 was 5.1%.
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

During the second quarter of 2022, the Company entered into two foreign currency contingent, non-deliverable forwards to manage foreign currency impacts of the anticipated sale of its interest in CELSEPAR and CEBARRA; see discussion of the Sergipe Sale (all defined below) in Note 12. The forwards are designed to protect the Company's expected proceeds from currency translation loss.

The Company does not hold or issue instruments for speculative or trading purposes, and the counterparties to such contracts are major banking and financial institutions. Credit risk exists to the extent that the counterparties are unable to perform under the contracts; however, the Company does not anticipate non-performance by any counterparties.

The following table summarizes the terms of interest rate and cross currency interest rate swaps as of June 30, 2022:

Instrument	Notional Amount (in thousands)	Maturity Dates	Fixed Interest Rate	Forward Foreign Exchange Rate
Interest rate swap: Receiving floating, pay fixed	$339,750	March 2026	2.86%	N/A
Cross currency interest rate swap - Debenture Loan, due 2024	R$ 198,600	September 2024	5.90%	5.424
Foreign currency forward purchase	R$ 2,700,000	February 2023	N/A	Based on settlement date
The mark-to-market gain or loss on interest rate and foreign currency swaps and other derivative instruments that are not designated as hedges for accounting purposes are reported in Other (income), net in the condensed consolidated statements of operations and comprehensive income (loss).
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

The Company uses the market approach when valuing investment in equity securities which is recorded in Other non-current assets on the condensed consolidated balances sheets as of June 30, 2022.

The Company uses the income approach when valuing the following financial instruments:
◦Interest rate swap and cross-currency interest rate swap are recorded within Other non-current assets, net on the condensed consolidated balance sheets as of June 30, 2022.
◦Foreign currency forward purchase – The asset associated with the foreign currency forward purchase is recorded within Prepaid expenses and other current assets on the condensed consolidated balance sheets as of June 30, 2022.
◦Contingent consideration derivative liability – consideration due to the sellers in asset acquisitions when certain contingent events occur. The liability associated with these derivative liabilities is recorded within Other long-term liabilities on the condensed consolidated balance sheets as of June 30, 2022.
The fair value of certain derivative instruments, including interest rate swaps, foreign currency forwards, and cross-currency interest rate swaps. is estimated considering current interest rates, foreign exchange rates, closing quoted market prices and the creditworthiness of counterparties. The Company estimates fair value of the contingent consideration derivative liabilities and the equity agreement using a discounted cash flows method with discount rates based on the average yield curve for bonds with similar credit ratings and matching terms to the discount periods as well as a probability of the contingent events occurring.

The following table presents the Company’s financial assets and financial liabilities, including those that are measured at fair value, as of June 30, 2022 and December 31, 2021:

	Level 1	Level 2	Level 3	Total
June 30, 2022
Assets
Investment in equity securities	$10,105	$—	$7,678	$17,783
Cross-currency interest rate swap	—	2,801	—	2,801
Interest rate swap	—	1,912	—	1,912
Foreign currency forward purchase	—	—	17,471	17,471

Liabilities
Contingent consideration derivative liabilities	$—	$—	$47,887	$47,887

December 31, 2021
Assets
Investment in equity securities	$11,195	$—	$7,678	$18,873

Liabilities
Contingent consideration derivative liabilities	$—	$—	$48,849	$48,849
Cross-currency interest rate swap	—	2,167	—	2,167
Interest rate swap	—	19,762	—	19,762
The Company believes the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of June 30, 2022 and December 31, 2021 and are classified as Level 1 within the fair value hierarchy.
The table below summarizes the fair value adjustment to instruments measured at Level 3 in the fair value hierarchy, including the contingent consideration derivative liabilities, equity agreement, and foreign currency forward purchase. These adjustments have been recorded within Other (income), net in the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Contingent consideration derivative liabilities - Fair value adjustment - loss (gain)	$1,385	$(288)	$984	$(713)
Foreign currency forward purchase - (gain)	(17,471)	—	(17,471)	—
During the six months ended June 30, 2022 and 2021, the Company had no settlements of the equity agreement or derivative liabilities or any transfers in or out of Level 3 in the fair value hierarchy.
Under the Company’s interest rate swap, the Company is required to provide cash collateral, and as of June 30, 2022 and December 31, 2021, $2,500 and $12,500, respectively, of cash collateral is presented as restricted cash on the condensed consolidated balance sheets. The interest rate swap has a credit arrangement which requires the Company to provide cash collateral when the market value of the instrument falls below a specified threshold, up to $12,500.

9.    Restricted cash
As of June 30, 2022 and December 31, 2021, restricted cash consisted of the following:

	June 30, 2022	December 31, 2021
Cash held by lessor VIEs	$48,666	$35,651
Collateral for letters of credit and performance bonds	27,639	27,614
Collateral for interest rate swaps	2,500	12,500
Other restricted cash	757	756
Total restricted cash	$79,562	$76,521

Current restricted cash	$71,602	$68,561
Non-current restricted cash	7,960	7,960
Restricted cash does not include minimum consolidated cash balances of $30,000 required to be maintained as part of the financial covenants for sale and leaseback financings and the Vessel Term Loan Facility that is included in Cash and cash equivalents on the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021.
10.    Inventory
As of June 30, 2022 and December 31, 2021, inventory consisted of the following:

	June 30, 2022	December 31, 2021
LNG and natural gas inventory	$38,161	$16,815
Automotive diesel oil inventory	8,443	4,789
Bunker fuel, materials, supplies and other	25,548	15,578
Total inventory	$72,152	$37,182
Inventory is adjusted to the lower of cost or net realizable value each quarter. Changes in the value of inventory are recorded within Cost of sales in the condensed consolidated statements of operations and comprehensive income (loss). No adjustments were recorded during the six months ended June 30, 2022 and 2021.
11.    Prepaid expenses and other current assets
As of June 30, 2022 and December 31, 2021, prepaid expenses and other current assets consisted of the following:

	June 30, 2022	December 31, 2021
Prepaid expenses	$55,972	$19,951
Recoverable taxes	34,517	33,053
Derivative assets	17,471	—
Due from affiliates	3,362	3,299
Other current assets	29,770	26,812
Total prepaid expenses and other current assets, net	$141,092	$83,115
Prepaid expenses includes $33,404 and $11 of prepaid LNG inventory as of June 30, 2022 and December 31, 2021, respectively. Other current assets as of June 30, 2022 and December 31, 2021 primarily consists of deposits, as well as the current portion of contract assets (Note 6) and finance leases (Note 6).

12.    Equity method investments
As a result of the Mergers, the Company acquired investments in Centrais Elétricas de Sergipe Participações S.A. (“CELSEPAR”) and Hilli LLC, both of which have been recognized as equity method investments. The Company has a 50% ownership interest in both entities. The investments are reflected in the Terminals and Infrastructure and Ships segments, respectively.
Changes in the balance of the Company’s equity method investments is as follows:

June 30, 2022
Equity method investments as of December 31, 2021	$1,182,013
Dividends	(14,858)
Equity in earnings of investees	22,755
Other-than-temporary impairment	(345,447)
Foreign currency translation adjustment	95,275
Equity method investments as of June 30, 2022	$939,738
The carrying amount of equity method investments as of June 30, 2022 is as follows:

June 30, 2022
Hilli LLC	$382,269
CELSEPAR	557,469
Total	$939,738

As of June 30, 2022 and December 31, 2021, the carrying value of the Company’s equity method investments exceeded its proportionate share of the underlying net assets of its investees by $423,684 and $792,995, respectively, and the basis difference attributable to amortizable net assets is amortized to (Loss) income from equity method investments over the remaining estimated useful lives of the underlying assets.
CELSEPAR
CELSEPAR is jointly owned and operated with Ebrasil Energia Ltda. (“Ebrasil”), an affiliate of Eletricidade do Brasil S.A., and the Company accounts for this 50% investment using the equity method. CELSEPAR owns 100% of the share capital of Centrais Elétricas de Sergipe S.A. (“CELSE”), the owner and operator of the Sergipe Power Plant.
On May 31, 2022, LNG Power Limited (“LNG Power”), an indirect subsidiary of NFE and direct owner of the CELSEPAR investment, and certain Ebrasil sellers as owners of CELSEPAR (together with LNG Power, the “Sergipe Sellers”), Eneva S.A., as purchaser ("Eneva") and Eletricidade do Brasil S.A. -- Ebrasil, entered into a Share Purchase Agreement (“SPA”) pursuant to which Eneva has agreed to acquire all of the outstanding shares of (a) CELSEPAR and (b) Centrais Elétricas Barra dos Coqueiros S.A. ("CEBARRA"), which owns 1.7 GW of expansion rights adjacent to the Sergipe Power Plant, for a purchase price of R$6.10 billion in cash (approximately $1.17 billion using the exchange rate as of June 30, 2022) (the “Sergipe Sale”).

The purchase price payable by Eneva accrues interest at a rate of CDI + 1% from December 31, 2021 until the date of the Closing (as defined below) and is subject to certain customary adjustments, including for the amount of any leakage that has occurred from December 31, 2021 to the date of the Closing, including (a) making distributions or payments to or for the benefit of Sergipe Sellers and their affiliates and assuming or incurring liabilities for the benefit of Sergipe Sellers or their affiliates, and (b) certain fees and expenses incurred by CELSEPAR and CEBARRA in connection with the Sergipe Sale. LNG Power also entered into a foreign currency forward associated to mitigate foreign currency risk to the expected proceeds from the transaction and will settle at the same time as Closing.
Under the SPA, the closing of the Sergipe Sale (the “Closing”) will occur on the later of (a) October 3, 2022 and (b) the 10th business day after all conditions to Closing have been satisfied or waived, or as otherwise agreed to among the parties. The conditions to Closing include receipt of all required regulatory approvals, receipt of certain specified material third-party consents and the approval of the Sergipe Sale by Eneva’s shareholders. The Sergipe Sale may be terminated under certain circumstances, including, among others, (a) by either Eneva or Sergipe Sellers if Closing has not occurred on or before the date that is 270 days from the execution date of the SPA, (b) automatically if the Sergipe Sale is not approved by

Eneva’s shareholders. The SPA further provides that, (i) upon termination of the SPA under certain circumstances, Eneva will be required to pay Sergipe Sellers a reverse termination fee equal to R$300 million and (ii) upon termination of the SPA under certain other circumstances, Sergipe Sellers will be required to pay Eneva a termination fee equal to R$250 million.
In connection with the Sergipe Sale, the Company has recognized an other than temporary impairment ("OTTI") of the investment in CELSEPAR of $345,447, and this loss has been recognized in loss (income) from equity method investments in the condensed consolidated statements of operations and comprehensive income (loss). Nonrecurring, Level 2 inputs were used to estimate the fair value of the investment for the purpose of recognizing the OTTI. Upon closing, the Company expects to recognize transaction costs associated with the sale of CELSEPAR.
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
The Company is required to reimburse other investors in Hilli LLC or may receive reimbursements from other investors in Hilli LLC for 50% of the amount, if any, by which certain operating expenses and withholding taxes of Hilli LLC are above or below an annual threshold. During the three and six months ended June 30, 2022, operating expense reimbursements did not significantly impact distributions made by Hilli LLC.
Hilli Corp is a party to a Memorandum of Agreement, dated September 9, 2015, with Fortune Lianjiang Shipping S.A., a subsidiary of China State Shipbuilding Corporation (“Fortune”), pursuant to which Hilli Corp has sold to and leased back from Fortune the Hilli under a 10-year bareboat charter agreement (the “Hilli Leaseback”). The Hilli Leaseback provided post construction financing for the Hilli in the amount of $960 million. Under the Hilli Leaseback, Hilli Corp will pay to Fortune forty consecutive equal quarterly repayments of 1.375% of the construction cost, plus interest based on LIBOR plus a margin of 4.15%.
13.    Construction in progress
The Company’s construction in progress activity during the six months ended June 30, 2022 is detailed below:

June 30, 2022
Balance at beginning of period	$1,043,883
Additions	437,539
Asset impairment expense	(48,109)
Impact of currency translation adjustment	18,993
Transferred to property, plant and equipment, net	(50,838)
Balance at end of period	$1,401,468
Interest expense of $29,495 and $9,310, inclusive of amortized debt issuance costs, was capitalized for the six months ended June 30, 2022 and 2021, respectively.

The Company’s development activities are primarily in Latin America and the completion of such development is subject to risks related to successful completion, including those related to government approvals, site identification, financing, construction permitting and contract compliance.

The assets of CEBARRA primarily consist of construction in progress, and in conjunction with the Sergipe Sale, the assets of CEBARRA meet the criteria to be presented as held for sale. These assets were measured at fair value, less costs to sell, upon classification to held for sale, and the Company recognized an impairment loss of $48,109 in Asset impairment expense in the condensed consolidated statements of operations and comprehensive income (loss) in the Terminals and Infrastructure Segment. The fair value of assets that are held for sale are not significant and have not presented separately as held for sale on the condensed consolidated balance sheets. Nonrecurring, Level 2 inputs were used to estimate the fair value of the investment for the purpose of recognizing the asset impairment. As of June 30, 2022, no other indicators of impairment have been identified.
14.    Property, plant and equipment, net
As of June 30, 2022 and December 31, 2021, the Company’s property, plant and equipment, net consisted of the following:

	June 30, 2022	December 31, 2021
Vessels	$1,510,730	$1,461,211
Terminal and power plant equipment	216,662	206,889
CHP facilities	123,605	122,777
Gas terminals	169,715	167,614
ISO containers and other equipment	138,070	134,775
LNG liquefaction facilities	63,316	63,213
Gas pipelines	65,850	58,987
Land	53,866	55,008
Leasehold improvements	9,377	9,377
Accumulated depreciation	(194,760)	(141,915)
Total property, plant and equipment, net	$2,156,431	$2,137,936
Depreciation expense for the three months ended June 30, 2022 and 2021 totaled $25,958 and $21,299, respectively, of which $228 and $307, respectively, is included within Cost of sales in the condensed consolidated statements of operations and comprehensive income (loss). Depreciation expense for the six months ended June 30, 2022 and 2021 totaled $52,067 and $31,141, respectively, of which $527 and $576, respectively, is included within Cost of sales in the condensed consolidated statements of operations and comprehensive income (loss).
Capitalized drydocking costs of $18,854 and $5,914 are included in the vessel cost for June 30, 2022 and December 31, 2021, respectively, which are depreciated from the completion of drydocking until the next expected drydocking.

15.    Goodwill and intangible assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill as of June 30, 2022 and December 31, 2021, all of which was included within the Terminals and Infrastructure segment.

Goodwill
Balance as of December 31, 2021	$760,135
Adjustment	18,353
Balance as of June 30, 2022	$778,488

Intangible assets

The following table summarizes the composition of intangible assets as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Weighted Average Life
Definite-lived intangible assets
Favorable vessel charter contracts	$106,500	$(46,185)	$—	$60,315	3
Permits and development rights	48,217	(3,543)	(2,959)	41,715	38
Acquired power purchase agreements	16,585	(1,347)	1,447	16,685	17
Easements	1,556	(269)	—	1,287	30

Indefinite-lived intangible assets
Easements	1,191	—	(105)	1,086	n/a
Total intangible assets	$174,049	$(51,344)	$(1,617)	$121,088

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Weighted Average Life
Definite-lived intangible assets
Favorable vessel charter contracts	$106,500	$(27,074)	$—	$79,426	3
Permits and development rights	48,217	(3,311)	(119)	44,787	38
Acquired power purchase agreements	16,585	(750)	406	16,241	17
Easements	1,556	(243)	—	1,313	30

Indefinite-lived intangible assets
Easements	1,191	—	(14)	1,177	n/a
Total intangible assets	$174,049	$(31,378)	$273	$142,944

Amortization expense for the three months ended June 30, 2022 and 2021 was $9,959 and $5,925, respectively. Amortization expense for the six months ended June 30, 2022 and 2021 was $18,302 and $6,220, respectively. Amortization expense is inclusive of reductions in expense for the amortization of unfavorable contract liabilities assumed in the Mergers.

16.    Other non-current assets

As of June 30, 2022 and December 31, 2021, other non-current assets consisted of the following:

	June 30, 2022	December 31, 2021
Contract assets, net (Note 6)	$32,763	$36,757
Investments in equity securities (Note 8)	17,783	18,873
Cost to fulfill (Note 6)	10,075	10,377
Upfront payments to customers	9,453	9,748
Other	25,295	22,663
Total other non-current assets, net	$95,369	$98,418

The Company recognized an unrealized loss of $898 and unrealized gain of $88 on its investments in equity securities for the three months ended June 30, 2022 and 2021, respectively, within Other (income), net in the condensed consolidated statements of operations and comprehensive income (loss). The Company recognized an unrealized loss on its investments in equity securities of $1,090 and $49 for the six months ended June 30, 2022 and 2021, respectively, within Other (income), net in the condensed consolidated statements of operations and comprehensive income (loss). Investments in equity securities include investments without a readily determinable fair value of $7,678 as of June 30, 2022 and December 31, 2021.

Upfront payments to customers consist of amounts the Company has paid in relation to two natural gas sales contracts with customers to construct fuel-delivery infrastructure that the customers will own.

17.    Accrued liabilities

As of June 30, 2022 and December 31, 2021, accrued liabilities consisted of the following:

	June 30, 2022	December 31, 2021
Accrued development costs	$64,428	$101,177
Accrued vessel operating and drydocking expenses	10,870	12,767
Accrued interest	62,629	61,630
Accrued bonuses	14,160	27,591
Other accrued expenses	84,448	40,860
Total accrued liabilities	$236,535	$244,025
As of June 30, 2022, the balance presented as other accrued expenses includes accruals of $44,353 for inventory purchases completed in the second quarter of 2022.

18.    Other current liabilities

As of June 30, 2022 and December 31, 2021, other current liabilities consisted of the following:

	June 30, 2022	December 31, 2021
Derivative liabilities	$19,442	$41,815
Deferred revenue	30,515	28,662
Income tax payable	19,452	8,881
Due to affiliates	10,326	9,088
Other current liabilities	14,551	17,590
Total other current liabilities	$94,286	$106,036

Deferred revenue includes contract liabilities and prepayments received from lessees under charter agreements. Other current liabilities includes the value of unfavorable contracts assumed in the Mergers.

19.    Debt

As of June 30, 2022 and December 31, 2021, debt consisted of the following:

	June 30, 2022	December 31, 2021
Senior Secured Notes, due September 2025	$1,242,255	$1,241,196
Senior Secured Notes, due September 2026	1,479,528	1,477,512
Vessel Term Loan Facility, due September 2024	379,474	408,991
Debenture Loan, due September 2024	37,851	40,665
South Power 2029 Bonds, due May 2029	215,782	96,820
Revolving Facility	415,000	200,000
Subtotal (excluding lessor VIE loans)	3,769,890	3,465,184
CCBFL VIE loan:
Golar Nanook SPV facility, due September 2030	187,403	186,638
COSCO VIE loan:
Golar Penguin SPV facility, due December 2025	85,341	90,035
AVIC VIE loan:
Golar Celsius SPV facility, due May 2027	108,878	113,273
Total debt	$4,151,512	$3,855,130
Current portion of long-term debt	$99,756	$97,251
Long-term debt	4,051,756	3,757,879

Long-term debt is recorded at amortized cost on the condensed consolidated balance sheets. The fair value of the Company's long-term debt is $3,987,845 and $3,910,425 as of June 30, 2022 and December 31, 2021, respectively, and is classified as Level 2 within the fair value hierarchy.

Our outstanding debt as of June 30, 2022 is repayable as follows:

June 30, 2022
Due remainder of 2022	$44,361
2023	132,614
2024	323,781
2025	1,330,232
2026	1,949,555
Thereafter	410,483
Total debt	$4,191,026
Less: fair value adjustments to assumed debt obligations	(779)
Less: deferred finance charges	(38,735)
Total debt, net deferred finance charges	$4,151,512

The terms of the Company's debt instruments have been described in the Annual Report. There have been no significant changes to the Company's outstanding debt, other than described below.

South Power 2029 Bonds

In August 2021, NFE South Power Holdings Limited (“South Power”), a wholly owned subsidiary of NFE, entered into a financing agreement (“CHP Facility”), initially receiving approximately $100,000. The CHP Facility was secured by a mortgage over the lease of the site on which the Company’s combined heat and power plant in Clarendon, Jamaica (“CHP Plant”) is located and related security. In January 2022, South Power and the counterparty to the CHP Facility agreed to rescind the CHP Facility and entered into an agreement for the issuance of secured bonds (“South Power 2029 Bonds”) and subsequently authorized the issuance of up to $285,000 in South Power 2029 Bonds. The South Power 2029 Bonds are secured by, amongst other things, the CHP Plant. Amounts outstanding at the time of the mutual rescission of the CHP Facility of $100,000 were credited towards the purchase price of the South Power 2029 Bonds. During the six months ended June 30, 2022, the Company issued $121,845, of South Power 2029 Bonds for a total amount outstanding of $221,845 as of June 30, 2022.

The South Power 2029 Bonds bear interest at an annual fixed rate of 6.50% and shall be repaid in quarterly installments beginning in August 2025 with the final repayment date in May 2029. Interest payments on outstanding principal balances are due quarterly.

South Power will be required to comply with certain financial covenants as well as customary affirmative and negative covenants. The South Power 2029 Bonds also provides for customary events of default, prepayment and cure provisions.

In conjunction with obtaining the CHP Facility, the Company incurred $3,243 in origination, structuring and other fees. The rescission of the CHP Facility and issuance of South Power 2029 Bonds was treated as a modification, and fees attributable to lenders that participated in the CHP Facility will be amortized over the life of the South Power 2029 Bonds; additional third-party fees associated with such lenders of $258 were recognized as expense in the first quarter of 2022. Additional fees for new lenders participating in the South Power 2029 Bonds were recognized as a reduction of the principal balance on the condensed consolidated balance sheets. As of June 30, 2022 and December 31, 2021, the remaining unamortized deferred financing costs for the CHP Facility was $6,063 and $3,180, respectively.

Revolving Facility

In April 2021, the Company entered into a $200,000 senior secured revolving credit facility (the "Revolving Facility"). The proceeds of the Revolving Facility may be used for working capital and other general corporate purposes (including permitted acquisitions and other investments). In February and May 2022, the Revolving Facility was amended to increase the borrowing capacity by $115,000 and $125,000, respectively, for a total capacity under the Revolving Facility of $440,000. Letters of credit issued under the $100,000 letter of credit sub-facility may be used for general corporate purposes. The Revolving Facility will mature in 2026, with the potential for the Company to extend the maturity date once in a one-year increment.

Borrowings under the Revolving Facility bear interest at a rate equal to Secured Overnight Financing Rate ("SOFR") plus 0.15% plus 2.50% if the usage under the Revolving Facility is equal to or less than 50% of the commitments under the Revolving Facility and SOFR plus 0.15% plus 2.75% if the usage under the Revolving Facility is in excess of 50% of the commitments under the Revolving Facility, subject in each case to a 0% SOFR floor. Borrowings under the Revolving Facility may be prepaid, at the option of the Company, at any time without premium.

The obligations under the Revolving Facility are guaranteed by certain of the Company's subsidiaries, in addition to other collateral.

The Company incurred $5,398 in origination, structuring and other fees, associated with entry into the Revolving Facility. These costs have been capitalized within Other non-current assets on the condensed consolidated balance sheets. As of June 30, 2022 and December 31, 2021, total remaining unamortized deferred financing costs for the Revolving Facility was $5,023 and $3,807, respectively.

Debt and lease restrictions

The VIE loans and certain lease agreements with customers assumed in the Mergers contain certain operating and financing restrictions and covenants that require: (a) certain subsidiaries to maintain a minimum level of liquidity of $30,000 and consolidated net worth of $123,950, (b) certain subsidiaries to maintain a minimum debt service coverage ratio of 1.20:1, (c) certain subsidiaries to not exceed a maximum net debt to EBITDA ratio of 6.5:1, (d) certain subsidiaries to maintain a minimum percentage of the vessel values over the relevant outstanding loan facility balances of either 110% and 120%, (e) certain subsidiaries to maintain a ratio of liabilities to total assets of less than 0.70:1. As of June 30, 2022, the Company was in compliance with all covenants under debt and lease agreements.

Financial covenants under GMLP's Vessel Term Loan Facility include requirements that GMLP and the borrowing subsidiary maintain a certain amount of Free Liquid Assets, that the EBITDA to Consolidated Debt Service and the Net Debt to EBITDA ratios are no less than 1.15:1 and no greater than 6.50:1, respectively, and that Consolidated Net Worth is greater than $250 million, each as defined in the Vessel Term Loan Facility. GMLP was in compliance with these covenants as of June 30, 2022. Obligations under the Vessel Term Loan Facility are guaranteed by GMLP and certain of GMLP's subsidiaries. Lenders have been granted a security interest covering three floating storage and regasification vessels and four LNG carriers, and the issued and outstanding shares of capital stock of certain GMLP subsidiaries have been pledged as security. As of June 30, 2022, the aggregate net book value of the three floating storage and regasification vessels and four LNG carriers pledged as security was approximately $660,825.

The Company is also required to comply with covenants under the Revolving Facility and letter of credit facility, including requirements to maintain Debt to Capitalization Ratio of less than 0.7:1.0, and for quarters in which the Revolving Facility is greater than 50% drawn, the Debt to Annualized EBITDA Ratio must be less than 5.0:1.0 for fiscal quarters ending December 31, 2021 until September 30, 2023 and less than 4.0:1.0 for the fiscal quarter ended December 31, 2023. The Company was in compliance with all covenants as of June 30, 2022.

Interest Expense

Interest and related amortization of debt issuance costs, premiums and discounts recognized during major development and construction projects are capitalized and included in the cost of the project. Interest expense, net of amounts capitalized, recognized for the three and six months ended June 30, 2022 and 2021 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest per contractual rates	$60,662	$46,471	$116,011	$67,305
Amortization of debt issuance costs, premiums and discounts	3,318	(8,370)	5,793	(7,883)
Interest expense incurred on finance lease obligations	218	50	447	50
Total interest costs	$64,198	$38,151	$122,251	$59,472
Capitalized interest	16,358	6,669	29,495	9,310
Total interest expense	$47,840	$31,482	$92,756	$50,162

20.    Income taxes

The effective tax rate for the three months ended June 30, 2022 was 32.7%, compared to 164.8% for the three months ended June 30, 2021. The total tax benefit for the three months ended June 30, 2022 was $86,539, compared to a provision of $4,409 for the three months ended June 30, 2021. The effective tax rate for the six months ended June 30, 2022 was 185.4%, compared to (9.4)% for the six months ended June 30, 2021. The total tax benefit for the six months ended June 30, 2022 was $136,220, compared to a provision of $3,532 for the six months ended June 30, 2021. The calculation of the effective tax rate for the period after the Mergers includes income from equity method investments.

The decrease to the effective tax rate for the three and six months ended June 30, 2022 resulted principally from the remeasurement of a deferred income tax liability in conjunction with an internal reorganization and tax benefit associated with the OTTI impairment of the investment in CELSEPAR. In the first quarter of 2022, the Company’s equity method investment in CELSEPAR was distributed to a subsidiary domiciled in the United Kingdom; the investment was previously held by a subsidiary domiciled in Brazil, and this reorganization resulted in a discrete tax benefit of $76,460. Additionally, in the second quarter of 2022, the Company recognized additional discrete benefits of $100,627, primarily due to OTTI, asset impairment expense and the impacts of changes in foreign currency exchange rates. This increase in tax benefit for the three and six months ended June 30, 2022 was offset in part by an increase in pretax income for certain profitable operations, including GMLP and Hygo, which resulted in income tax expense for the three and six months ended June 30, 2022.

During the second quarter of 2021, the Company assumed a liability for tax contingencies in the Mergers primarily related to potential tax obligations for payments under certain charter agreements for acquired vessels; this liability is included in Other long-term liabilities on the condensed consolidated balance sheets. As of June 30, 2022 and December 31, 2021, the Company has recognized a liability for these uncertain tax positions of $12,441 and $12,474, respectively. In addition to the liabilities for unrecognized income tax benefits assumed in the Mergers, the Company assumed liabilities related to potential employment tax obligations that are accounted for under ASC 450.

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

Prior to the Mergers, Indonesian tax authorities also issued tax assessments for land and buildings tax to PTGI for the years 2015 to 2019 in relation to the NR Satu, for approximately $3,200 (IDR 48.4 billion). The Company appealed against the assessments for the land and buildings tax as the tax authorities have not accepted the initial objection letter. The Company believes there are reasonable grounds for success on the basis of no precedent set from past case law and the new legislation effective prospectively from January 1, 2020, that now specifically lists FSRUs as being an object liable to land and buildings tax, when it previously did not. The assessed tax was paid in January 2020 to avoid further penalties and the payment is presented in Other non-current assets on the condensed consolidated balance sheets.

Prior to the Mergers, Jordanian tax authorities concluded their tax audit into GMLP’s Jordan branch for the years 2015 through 2017 assessing additional tax of approximately $6,900 (JOD 4.90 million). The Company has submitted an appeal to the tax notice, and a provision has not been recognized as the Company does not believes that the tax inspector has followed the correct tax audit process and the claim by the tax authorities to not allow tax depreciation is contrary to Jordan’s tax legislation.

22.    Earnings per share

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net (loss) income	$(178,431)	$(1,734)	$62,750	$(41,243)
Net (income) attributable to non-controlling interests	8,666	(4,310)	5,754	(2,704)
Net income (loss) attributable to Class A common stock	$(169,765)	$(6,044)	$68,504	$(43,947)

Denominator:
Weighted-average shares - basic	209,669,188	202,331,304	209,797,133	189,885,473
Net (loss) income per share - basic	$(0.81)	$(0.03)	$0.33	$(0.23)

Weighted-average shares - diluted	209,669,188	202,331,304	209,810,647	189,885,473
Net (loss) income per share - diluted	$(0.81)	$(0.03)	$0.33	$(0.23)
The following table presents potentially dilutive securities excluded from the computation of diluted net income per share for the periods presented because its effects would have been anti-dilutive.

	June 30, 2022	June 30, 2021
Unvested RSUs	30,486	695,279
Shannon Equity Agreement shares	475,755	543,096
Total	506,241	1,238,375
The Company declared and paid dividends of $20,754 and $20,582 during the first and second quarters of 2022, respectively, representing $0.10 per Class A share. The Company declared dividends of $17,598 and $20,736 and paid $17,657 and $20,670 during the first and second quarters of 2021, respectively, representing $0.10 per Class A share. The Company's dividend payment during the first quarter of 2021 included dividends that were accrued in prior periods.

During the first and second quarters of 2022 and in the second quarter of 2021, subsequent to the Mergers, the Company paid a dividend of $3,019 each quarter to holders of GMLP’s 8.75% Series A Cumulative Redeemable Preferred Units (“Series A Preferred Units”). As these equity interests have been issued by the Company’s consolidated subsidiary, the value of the Series A Preferred Units is recognized as non-controlling interest in the condensed consolidated financial statements.

23.    Share-based compensation
Performance Share Units (“PSUs”)
During the first quarter of 2020 and 2021, the Company granted PSUs to certain employees and non-employees that contain a performance condition under the New Fortress Energy Inc. 2019 Omnibus Incentive Plan (the "2019 Plan"). Vesting is determined based on achievement of a performance metric for the year subsequent to the grant, and the number of shares that will vest can range from zero to a multiple of units granted. During the fourth quarter of 2021, the Company determined that the 2020 Grant will vest at a multiple of two, resulting in the recognition of all compensation cost associated with this award. As of June 30, 2022, the Company determined that it was not probable that the performance condition required for the 2021 Grant to vest would be achieved, and as such, no compensation expense has been recognized for this award.

PSUs Granted	Units Granted	Range of Vesting	Units Vested / Probable of Vesting	Unrecognized Compensation Cost(1)	Weighted Average Remaining Vesting Period
Q1 2020 ("2020 Grant")	1,109,777	0 to 2,219,554	2,105,522	$—	0.00 years
Q1 2021 ("2021 Grant")	400,507	0 to 801,014	—	30,709	0.50 years
(1) Unrecognized compensation cost is based upon the maximum amount of shares that could vest.
Restricted Stock Units ("RSUs")
The Company has granted RSUs to select officers, employees, non-employee members of the board of directors and select non-employees under the 2019 Plan. The fair value of RSUs on the grant date is estimated based on the closing price of the underlying shares on the grant date and other fair value adjustments to account for a post-vesting holding period. These fair value adjustments were estimated based on the Finnerty model.
The following table summarizes the RSU activity for the six months ended June 30, 2022:

	Restricted Stock Units	Weighted-average grant date fair value per share
Non-vested RSUs as of December 31, 2021	676,338	$13.49
Granted	12,196	$29.89
Vested	(658,048)	$13.78
Forfeited	—	$—
Non-vested RSUs as of June 30, 2022	30,486	$14.47
The following table summarizes the share-based compensation expense for the Company’s RSUs recorded for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operations and maintenance	$—	$212	$4	$434
Selling, general and administrative	358	1,401	1,234	2,949
Total share-based compensation expense	$358	$1,613	$1,238	$3,383
For both the three and six months ended June 30, 2022, no cumulative compensation expense recognized for forfeited RSU awards was reversed. For both the three and six months ended June 30, 2021, cumulative compensation expense recognized for forfeited RSU awards of $57 was reversed. The Company recognizes the income tax benefits resulting from vesting of RSUs in the period of vesting, to the extent the compensation expense has been recognized.
As of June 30, 2022, the Company had 30,486 non-vested RSUs subject to service conditions and had unrecognized compensation costs of approximately $158. The non-vested RSUs have weighted-average remaining vesting period of 0.51 years as of June 30, 2022.
24.    Related party transactions
Management services
The Company is majority owned by Messrs. Edens (our chief executive officer and chairman of our Board of Directors) and Nardone (one of our Directors) who are currently employed by Fortress Investment Group LLC (“Fortress”). In the ordinary course of business, Fortress, through affiliated entities, charges the Company for administrative and general expenses incurred pursuant to its Administrative Services Agreement (“Administrative Agreement”). The charges under the Administrative Agreement that are attributable to the Company totaled $1,144 and $1,794 for the three months ended June 30, 2022 and 2021, respectively, and totaled $2,659 and $3,721 for the six months ended June 30, 2022 and 2021, respectively. Costs associated with the Administrative Agreement are included within Selling, general and administrative in the condensed consolidated statements of operations and comprehensive income (loss). As of June 30, 2022 and December 31, 2021, $7,896 and $5,700 were due to Fortress, respectively.
In addition to administrative services, an affiliate of Fortress owns and leases an aircraft chartered by the Company for business purposes in the course of operations. The Company incurred, at aircraft operator market rates, charter costs of $1,125 and $1,340 for the three months ended June 30, 2022 and 2021, respectively, and $2,147 and $2,949 for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, $1,248 and $944 was due to this affiliate, respectively.
Land lease
The Company has leased land from Florida East Coast Industries, LLC (“FECI”), which is controlled by funds managed by an affiliate of Fortress. The Company recognized expense related to the land lease of $103 and $103 during the three months ended June 30, 2022 and 2021, respectively, and $206 and $229 during the six months ended June 30, 2022 and 2021, respectively, which was included within Operations and maintenance in the condensed consolidated statements of operations and comprehensive income (loss). As of June 30, 2022 and December 31, 2021, the Company has recorded a lease liability of $3,329 and $3,314, respectively, within Non-current lease liabilities on the condensed consolidated balance sheet.
DevTech investment
In August 2018, the Company entered into a consulting arrangement with DevTech Environment Limited (“DevTech”) to provide business development services to increase the customer base of the Company. DevTech also contributed cash consideration in exchange for a 10% interest in a consolidated subsidiary. The 10% interest is reflected as non-controlling interest in the Company’s condensed consolidated financial statements. DevTech purchased 10% of a note payable due to an affiliate of the Company. During the third quarter of 2021, the Company settled all outstanding amounts due under notes payable; the consulting agreement was also restructured to settle all previous amounts owed to DevTech and to include a royalty payment based on certain volumes sold in Jamaica. The Company paid $988 to settle these outstanding amounts. Subsequent to the restructuring of the consulting agreement, the Company recognized approximately $119 and $217 in expense for the three and six months ended June 30, 2022, respectively. As of June 30, 2022 and December 31, 2021, $217 and $88 was due to DevTech, respectively.
Fortress affiliated entities
The Company provides certain administrative services to related parties including Fortress affiliated entities. There are no costs incurred by the Company as the Company is fully reimbursed for all costs incurred. Beginning in the fourth quarter of 2020, the Company began subleasing a portion of office space and related administrative services to an affiliate of an entity managed by Fortress. For the three months ended June 30, 2022 and 2021, $201 and $241 of rent and office related expenses were incurred by this affiliate, respectively. For the six months ended June 30, 2022 and 2021, $396 and $394 of rent and office related expenses were incurred by this affiliate, respectively. As of June 30, 2022 and December 31, 2021, $937 and $1,241 were due from all Fortress affiliated entities, respectively.
Additionally, an entity formerly affiliated with Fortress and currently owned by Messrs. Edens and Nardone provides certain administrative services to the Company, as well as providing office space under a month-to-month non-exclusive license agreement. The Company incurred rent and administrative expenses of approximately $582 and $674 for the three months ended June 30, 2022 and 2021, respectively, and $1,182 and $1,477 for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, $1,182 and $2,444 were due to Fortress affiliated entities, respectively.
Agency agreement with PT Pesona Sentra Utama (PT Pesona)
PT Pesona, an Indonesian company, owns 51% of the issued share capital in the Company’s subsidiary, PTGI, the owner and operator of NR Satu, and provides agency and local representation services for the Company with respect to NR Satu. During the period after the Mergers, PT Pesona did not receive any agency fees. PT Pesona and certain of its subsidiaries charged vessel management fees to the Company for the provision of technical and commercial management of the vessels amounting to $189 and $126 for the three months ended June 30, 2022 and 2021, respectively, and $$380 and $126 for the six months ended June 30, 2022 and 2021, respectively.
Hilli guarantees
As part of the GMLP Merger, the Company agreed to assume a guarantee (the “Partnership Guarantee”) of 50% of the outstanding principal and interest amounts payable by Hilli Corp under the Hilli Leaseback. The Company also assumed a guarantee of the letter of credit (“LOC Guarantee”) issued by a financial institution in the event of Hilli Corp’s underperformance or non-performance under the LTA. Under the LOC Guarantee, the Company is severally liable for any outstanding amounts that are payable, up to approximately $19,000. As of June 30, 2022, Company has guaranteed $339,750 under the Partnership Guarantee.
Subsequent to the GMLP Merger, under the Partnership Guarantee and the LOC Guarantee NFE’s subsidiary, GMLP, is required to comply with the following covenants and ratios:
•free liquid assets of at least $30 million throughout the Hilli Leaseback period;
•a maximum net debt to EBITDA ratio for the previous 12 months of 6.5:1; and
•a consolidated tangible net worth of $123.95 million.
As of June 30, 2022, the fair value of debt guarantees after amortization of $4,779 and $0, has been presented within Other current liabilities and Other long-term liabilities, respectively, on the condensed consolidated balance sheet. As of June 30, 2022, the Company was in compliance with the covenants and ratios for both Hilli guarantees.
25.    Segments
As of June 30, 2022, the Company operates in two reportable segments: Terminals and Infrastructure and Ships:
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
The table below presents segment information for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022
(in thousands of $)	Terminals and Infrastructure(1)	Ships(2)	Total Segment	Consolidation and Other(3)	Consolidated
Statement of operations:
Total revenues	$543,455	$111,024	$654,479	$(69,624)	$584,855
Cost of sales	271,948	—	271,948	453	272,401
Vessel operating expenses	4,255	21,288	25,543	(6,915)	18,628
Operations and maintenance	29,540	—	29,540	(9,050)	20,490
Segment Operating Margin	$237,712	$89,736	$327,448	$(54,112)	$273,336
Balance sheet:
Total assets(4)	$5,189,044	$2,062,332	$7,251,376	$—	$7,251,376
Other segmental financial information:
Capital expenditures(4)(5)	$242,808	$11,148	$253,956	$—	$253,956

	Six Months Ended June 30, 2022
(in thousands of $)	Terminals and Infrastructure(1)	Ships(2)	Total Segment	Consolidation and Other(3)	Consolidated
Statement of operations:
Total revenues	$1,023,804	$225,966	$1,249,770	$(159,797)	$1,089,973
Cost of sales	507,480	—	507,480	(26,781)	480,699
Vessel operating expenses	7,747	47,230	54,977	(13,385)	41,592
Operations and maintenance	59,782	—	59,782	(16,124)	43,658
Segment Operating Margin	$448,795	$178,736	$627,531	$(103,507)	$524,024
Balance sheet:
Total assets(4)	$5,189,044	$2,062,332	$7,251,376	$—	$7,251,376
Other segmental financial information:
Capital expenditures(4)(5)	$439,198	$14,437	$453,635	$—	$453,635

	Three Months Ended June 30, 2021
(in thousands of $)	Terminals and Infrastructure(1)	Ships(2)	Total Segment	Consolidation and Other(3)	Consolidated
Statement of operations:
Total revenues	$181,548	$95,762	$277,310	$(53,471)	$223,839
Cost of sales	103,451	—	103,451	(2,021)	101,430
Vessel operating expenses	—	20,175	20,175	(4,775)	15,400
Operations and maintenance	23,644	—	23,644	(5,079)	18,565
Segment Operating Margin	$54,453	$75,587	$130,040	$(41,596)	$88,444
Balance sheet:
Total assets(4)	$1,917,701	$4,474,374	$6,392,075	$—	$6,392,075
Other segmental financial information:
Capital expenditures(4)(5)	$210,790	$1,400	$212,190	$—	$212,190

	Six Months Ended June 30, 2021
(in thousands of $)	Terminals and Infrastructure(1)	Ships(2)	Total Segment	Consolidation and Other(3)	Consolidated
Statement of operations:
Total revenues	$327,232	$95,762	$422,994	$(53,471)	$369,523
Cost of sales	200,122	—	200,122	(2,021)	198,101
Vessel operating expenses	—	20,175	20,175	(4,775)	15,400
Operations and maintenance	39,895	—	39,895	(5,079)	34,816
Segment Operating Margin	$87,215	$75,587	$162,802	$(41,596)	$121,206
Balance sheet:
Total assets(4)	$1,917,701	$4,474,374	$6,392,075	$—	$6,392,075
Other segmental financial information:
Capital expenditures(4)(5)	$316,551	$1,400	$317,951	$—	$317,951
(1) Terminals and Infrastructure includes the Company’s effective share of revenues, expenses and operating margin attributable to 50% ownership of CELSEPAR. The losses attributable to the investment of $389,996 and $353,315 for the three and six months ended June 30, 2022, respectively, and earnings attributable to the investment of $28,447 for the three and six months ended June 30, 2021 are reported in (Loss) income from equity method investments in the condensed consolidated statements of operations and comprehensive income (loss).
(2) Ships includes the Company’s effective share of revenues, expenses and operating margin attributable to 50% ownership of the Hilli Common Units. The earnings attributable to the investment of $17,069 and $30,623 for the three and six months ended June 30, 2022, respectively, and $10,494 for the three and six months ended June 30, 2021 are reported in (Loss) income from equity method investments in the condensed consolidated statements of operations and comprehensive income (loss).
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

Consolidated Segment Operating Margin is defined as net (loss) income, adjusted for selling, general and administrative expenses, transaction and integration costs, depreciation and amortization, asset impairment expense, interest expense, other (income), (loss) income from equity method investments and tax (benefit) provision.

The following table reconciles Net income (loss) income, the most comparable financial statement measure, to Consolidated Segment Operating Margin:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of $)	2022	2021	2022	2021
Net (loss) income	$(178,431)	$(1,734)	$62,750	$(41,243)
Add:
Selling, general and administrative	50,310	44,536	98,351	78,152
Transaction and integration costs	4,866	29,152	6,767	40,716
Depreciation and amortization	36,356	26,997	70,646	36,886
Asset impairment expense	48,109	—	48,109	—
Interest expense	47,840	31,482	92,756	50,162
Other (income), net	(22,102)	(7,457)	(41,827)	(8,058)
Tax (benefit) provision	(86,539)	4,409	(136,220)	3,532
Loss (Income) from equity method investments	372,927	(38,941)	322,692	(38,941)
Consolidated Segment Operating Margin	$273,336	$88,444	$524,024	$121,206
26.    Subsequent events

Vessel Financing Transaction

On July 2, 2022, certain affiliates of NFE (collectively, the “Sellers”) and a separate affiliate of NFE acting as contributor (the “Contributor”, together with the Sellers, the “NFE Vessel Group”) entered into an Equity Purchase and Contribution Agreement (the “Purchase Agreement”) with AP Neptune Holdings Ltd. (“Purchaser”), which is affiliated with certain funds or investment vehicles managed by affiliates of Apollo Global Management, Inc. (the “Purchaser Group”), pursuant to which (1) the Contributor and the Purchaser formed a joint venture (the “JV”), (2) the Sellers agreed to sell to the Purchaser eight vessels, (3) the Purchaser will contribute the eight vessels to the JV and (4) the Contributor will contribute three additional vessels to the JV. In connection with the transaction, the Nanook SPV facility, Penguin SPV facility, Celsius SPV facility and Vessel Term Loan Facility are expected to be extinguished. The cash purchase price for the transaction is subject to customary purchase price adjustments, and after giving effect to the repayment of existing debt, net cash proceeds to NFE are expected to be approximately $1.1 billion (the "Vessel Financing Transaction").

In connection with the transaction, certain affiliates of NFE will enter into long-term time charter agreements for a period up to 20 years in respect of ten of the eleven vessels, the terms of which will commence upon the expiration of each vessel's existing charter.

The Purchase Agreement contains customary representations, warranties and covenants by each of the NFE Vessel Group, the Contributor and the Purchaser Group. Closing of the transactions contemplated by the Purchase Agreement is subject to customary conditions, including the absence of a material adverse effect, but is not subject to any regulatory or financing condition or contingency. Closing is expected to occur in the third quarter of 2022.

The Purchase Agreement contains termination rights for each of the NFE Vessel Group and the Purchaser Group, including for the material uncured breach of either the NFE Vessel Group or the Purchaser Group and for the failure to consummate the transactions by December 30, 2022. Upon termination of the Purchase Agreement under specified circumstances, the Purchaser Group would owe to the NFE Vessel Group a termination fee of approximately $80 million.

A&R LC Facility

On July 27, 2022, NFE and certain subsidiaries of NFE, acting as Guarantors, entered into an Amendment and Restatement to the Uncommitted Letter of Credit and Reimbursement Agreement (“LC Facility”, and as amended and restated, the “A&R LC Facility”), with certain financial institutions for the provision of letters of credit to NFE and its subsidiaries. The A&R LC Facility was increased to an initial amount of $250,000, as may be increased by an additional principal amount of up to $100,000, subject to satisfaction of certain conditions. The A&R LC Facility has a term of one year with the potential for the Company to extend the maturity date.

The A&R LC Facility provides for the issuance of letters of credit, and the letters of credit will be used to provide credit support for the Company's commercial agreements in the ordinary course of business, including LNG purchases or development expenditures.

The obligations under the A&R LC Facility are guaranteed, jointly and severally, by certain of the Company's subsidiaries. The obligations are senior secured obligations, secured on a first-priority basis by liens on the collateral, subject to permitted liens and certain other exceptions. The security interest of the secured parties under the A&R LC Facility in the collateral ranks pari passu with the security interest of the holders of the Company’s existing 2025 Notes, the Company’s existing 2026 Notes and the Company’s Revolving Facility, and an equal priority intercreditor agreement governs the treatment of such collateral.

The letters of credit bear interest at a rate equal to (i) a base rate equal to the higher of the rate last quoted by The Wall Street Journal as the “Prime Rate” and a rate tied to the Federal Reserve Bank of New York, plus 0.50%, plus (ii) an applicable margin of 2.25%.

The A&R LC Facility contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants. The affirmative covenants include, among other things, delivery of financial statements, compliance certificates and notices, payment of taxes and other obligations, conduct of business and maintenance of existence, compliance with applicable laws and regulations, maintenance of properties and insurance, maintenance of books and records and provision of guarantees and collateral.

The negative covenants include limitations on restricted payments, dividends and other payment restrictions affecting subsidiaries, indebtedness, asset sales, transactions with affiliates, liens, mergers, consolidation or sale of all or substantially all assets, and maintenance of a total debt to capitalization ratio and a total first lien debt to adjusted EBITDA ratio (which latter covenant shall be tested only if the Company is required to test under the Company’s Revolving Facility). The A&R LC Facility also contains usual and customary events of default (subject to grace periods), including non-payment of principal, interest, fees and other amounts; material breach of a representation or warranty; covenant defaults, acceleration of other material debt; material judgments; bankruptcy or insolvency; ERISA-related defaults; impairment of security or guarantees; and change of control.

Vessel Term Loan Facility Upsize

On August 3, 2022, the Company exercised the accordion feature under the Vessel Term Loan Facility, drawing $115,000. The Company expects to repay all amounts outstanding under the Vessel Term Loan Facility, including this additional principal draw, in conjunction with closing the Vessel Financing Transaction in the third quarter of 2022.

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

On April 15, 2021, we completed the acquisitions of Hygo (the "Hygo Merger" and GMLP (the "GMLP Merger,"and collectively with the Hygo Merger, the “Mergers”) As a result of the Hygo Merger, we acquired a 50% interest in a 1.5GW power plant in Sergipe, Brazil (the “Sergipe Power Plant”) and its operating FSRU terminal in Sergipe, Brazil (the “Sergipe Facility”), as well as a terminal and power plant under development in the State of Pará, Brazil (the “Barcarena Facility” and "Barcarena Power Plant," respectively), a terminal under development on the southern coast of Brazil (the “Santa Catarina Facility”) and the Nanook, a newbuild FSRU moored and in service at the Sergipe Facility. As a result of the Mergers, we acquired a fleet of six other FSRUs, six LNG carriers and an interest in a floating liquefaction vessel, the Hilli Episeyo (the “Hilli”), each of which are expected to help support our existing facilities and international project pipeline. Acquired FSRUs are operating in Brazil, Indonesia and Jordan under time charters, and uncontracted vessels are available for short term employment in the spot market.

Subsequent to the completion of the Mergers, our chief operating decision maker makes resource allocation decisions and assesses performance on the basis of two operating segments, Terminals and Infrastructure and Ships.

Our Terminals and Infrastructure segment includes the entire production and delivery chain from natural gas procurement and liquefaction to logistics, shipping, facilities and conversion or development of natural gas-fired power generation. We currently source LNG from long-term supply agreements with third-party suppliers and from our own liquefaction facility in Miami, Florida. Leased vessels as well as the cost to operate our vessels that are utilized in our terminal or logistics operations are included in this segment. We centrally manage our LNG supply and the deployment of our vessels utilized in our terminal or logistics operations, which allows us to optimally manage our LNG supply and acquired and leased fleet. The Terminals and Infrastructure segment includes all terminal operations in Jamaica, Puerto Rico, Mexico and Brazil, including our interest in the Sergipe Power Plant.

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

We also own expansion rights with respect to the Sergipe Power Plant, which are owned by Centrais Elétricas Barra dos Coqueiros S.A. (“CEBARRA”), a joint venture with Ebrasil Energia Ltda. (“Ebrasil”), an affiliate of Eletricidade do Brasil S.A., of which we own a 75% interest. These rights include 190 acres of land and regulatory permits for two new power generation projects of 1.7GW in the aggregate. CEBARRA has obtained all permits and other rights necessary to participate in future government power auctions.

The Sergipe Facility is capable of processing up to 790,000 MMBtu per day and storing up to 170,000 cubic meters of LNG and supplies approximately 230,000 MMBtu per day (30% of the Sergipe Facility’s maximum regasification capacity) of natural gas to the Sergipe Power Plant, at full dispatch. In June 2022, we announced the sale of the Sergipe Facility and our interest in the Sergipe Power Plant to Eneva S.A. See "Recent Developments"
Miami Facility

Our Miami Facility began operations in April 2016. This facility has liquefaction capacity of approximately 8,300 MMBtu of LNG per day and enables us to produce LNG for sales directly to industrial end-users in southern Florida, including Florida East Coast Railway via our train loading facility, and other customers throughout the Caribbean using ISO containers.
Our Current Operations – Ships

Our Ships segment includes six FSRUs and five LNG carriers, which are leased to customers under long-term or spot arrangements, including a 25-year charter of Nanook with CELSE. As these charter arrangements expire, we expect to use these vessels in our terminal operations and reflect such vessels in our Terminals and Infrastructure segment. One acquired LNG carrier and one acquired FSRU are utilized in our terminal operations, and the results of operations of these vessels are reflected in the Terminals and Infrastructure segment. In July 2022, we announced a financing transaction with an affiliate of Apollo Global Management, Inc. collateralized by our vessels. See "Recent Developments"

The Company’s investment in Hilli LLC, owner and operator of the Hilli, is also included in the Ships segment. Hilli Corp, a wholly owned subsidiary of Hilli LLC, has a Liquefication Tolling Agreement (“LTA”) with Perenco Cameroon S.A. and Société Nationale des Hydrocarbures under which the Hilli provides liquefaction services through July 2026. Under the LTA, Hilli Corp receives a monthly tolling fee, consisting of a fixed element of hire and incremental tolling fees based on the price of Brent crude oil.
Our Development Projects
La Paz Facility

In July 2021, we began commercial operations at the Port of Pichilingue in Baja California Sur, Mexico (the “La Paz Facility”). The La Paz Facility is expected to supply approximately 22,300 MMBtu of LNG per day to our 100MW of power supplied by gas-fired modular power units (the “La Paz Power Plant”) following the start of operations. Natural gas supply to the La Paz Power Plant may be increased to approximately 29,000 MMBtu of LNG per day for up to 135MW of power. We are exploring a potential sale of the La Paz Power Plant; we do not plan to recognize a loss on the sale.
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

Barcarena Facility

The Barcarena Facility will consist of an FSRU and associated infrastructure, including mooring and offshore and onshore pipelines. The Barcarena Facility will be capable of processing up to 790,000 MMBtu per day and storing up to 170,000 cubic meters of LNG. The Barcarena Facility is expected to supply gas to third-party industrial and power customers as well as a new 605MW combined cycle thermal power plant to be located in Pará, Brazil which we own (the “Barcarena Power Plant”), which is supported by multiple 25-year power purchase agreement to supply electricity to the national electricity grid. The power project is scheduled to deliver power to nine committed offtakers for 25 years beginning in 2025.

Santa Catarina Facility

The Santa Catarina Facility will be located on the southern coast of Brazil and will consist of an FSRU with a processing capacity of approximately 570,000 MMBtus per day and LNG storage capacity of up to 170,000 cubic meters. We are also developing a 33-kilometer, 20-inch pipeline that will connect the Santa Catarina Facility to the existing inland Transportadora Brasileira Gasoduto Bolivia-Brasil S.A. (“TBG”) pipeline via an interconnection point in Garuva. The Santa Catarina Facility and associated pipeline are expected to have a total addressable market of 15 million cubic meters per day.

Sri Lanka Facility

We may develop an offshore LNG receiving, storage and regasification terminal to supply the Kerawalapitya Power Complex, in Colombo, Sri Lanka, where 310 MW of power is operational today and an additional 700 MW is scheduled to be built.

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
Fast LNG

We are currently developing a series of modular floating liquefaction facilities to provide a source of low-cost supply of LNG for our growing customer base. The “Fast LNG” design pairs advancements in modular, midsize liquefaction technology with jack up rigs, semi-submersible rigs or similar marine floating infrastructure to enable a much lower cost and faster deployment schedule than today’s floating liquefaction vessels. Semi-permanently moored FSU(s) will serve as LNG storage alongside the floating liquefaction infrastructure, which can be deployed anywhere there is abundant and stranded natural gas.

Other Projects

We are in active discussions to develop projects in multiple regions around the world that may have significant demand for additional power, LNG and natural gas, although there can be no assurance that these discussions will result in additional contracts or that we will be able to achieve our target pricing or margins.

In particular, we are currently in discussions with Petróleos Mexicanos (“Pemex”) to form a long-term strategic partnership to develop the Lakach deepwater natural gas field for Pemex to supply natural gas to Mexico's onshore domestic market and for NFE to produce LNG for export to global markets. If the parties form a partnership, NFE expects to invest in the continued development of the Lakach field over a two-year period by completing seven offshore wells and to deploy a 1.4 MTPA Fast LNG unit to liquefy the majority of the produced natural gas. Remaining natural gas and associated condensate volumes are expected to be utilized by Pemex in Mexico's onshore domestic market.
Recent Developments
Sergipe Sale

On May 31, 2022, LNG Power Limited (“LNG Power”), an indirect subsidiary of NFE and direct owner of the CELSEPAR investment, and certain Ebrasil sellers as owners of CELSEPAR (together with LNG Power, the “Sergipe Sellers”), Eneva S.A., as purchaser ("Eneva") and Eletricidade do Brasil S.A. -- Ebrasil, entered into a Share Purchase Agreement (“SPA”) pursuant to which Eneva has agreed to acquire all of the outstanding shares of CELSEPAR and CEBARRA for a purchase price of R$6.10 billion in cash (approximately $1.17 billion using the exchange rate as of June 30, 2022) (the “Sergipe Sale”).

The purchase price payable by Eneva accrues interest at a rate of CDI + 1% from the December 31, 2021 until the date of the Closing (as defined below) and is subject to certain customary adjustments, including for the amount of any leakage that has occurred from December 31, 2021 to the date of the Closing, including (a) making distributions or payments to or for the benefit of Sergipe Sellers and their affiliates and assuming or incurring liabilities for the benefit of Sergipe Sellers or their affiliates, and (b) certain fees and expenses incurred by CELSEPAR and CEBARRA in connection with the Sergipe Sale. LNG Power also entered into a foreign currency forward associated to mitigate foreign currency risk to the expected proceeds from the transaction and will settle at the same time as Closing.

Under the SPA, the closing of the Sergipe Sale (the “Closing”) will occur on the later of (a) October 3, 2022 and (b) the 10th business day after all conditions to Closing have been satisfied or waived, or as otherwise agreed to among the parties. The conditions to Closing include receipt of all required regulatory approvals, receipt of certain specified material third-party consents and the approval of the Sergipe Sale by Eneva’s shareholders. The Sergipe Sale may be terminated under certain circumstances, including, among others, (a) by either Eneva or Sergipe Sellers if Closing has not occurred on or before the date that is 270 days from the execution date of the SPA, (b) automatically if the Sergipe Sale is not approved by Eneva’s shareholders. The SPA further provides that, (i) upon termination of the SPA under certain circumstances, Eneva will be required to pay the Sergipe Sellers a reverse termination fee equal to R$300 million and (ii) upon termination of the SPA under certain other circumstances, the Sergipe Sellers will be required to pay Eneva a termination fee equal to R$250 million.

In connection with the Sergipe Sale, we have recognized an other than temporary impairment of the investment in CELSEPAR of $345,447, and this loss has been recognized in loss (income) from equity method investments in the condensed consolidated statements of operations and comprehensive income (loss). Upon closing, we expect to recognize transaction costs associated with the sale of CELSEPAR.

The assets of CEBARRA primarily consist of construction in progress, and in conjunction with the Sergipe Sale, the assets of CEBARRA meet the criteria to be represented as held for sale and stated at fair value. These assets were reviewed for impairment upon classification to held for sale, and the Company recognized an impairment loss of $48,109 in Asset impairment expense in the condensed consolidated statements of operations and comprehensive income (loss).
Vessel Financing Transaction

On July 2, 2022, certain affiliates of NFE (collectively, the “Vessel Sellers”) and a separate affiliate of NFE acting as contributor (the “Contributor”, together with the Vessel Sellers, the “NFE Vessel Group”) entered into an Equity Purchase and Contribution Agreement (the “Purchase Agreement”) with AP Neptune Holdings Ltd. (“Purchaser”), which is affiliated with certain funds or investment vehicles managed by affiliates of Apollo Global Management, Inc. (the “Purchaser Group”), pursuant to which (1) the Contributor and the Purchaser formed a joint venture (the “JV”), (2) the Vessel Sellers agreed to sell to the Purchaser eight vessels, (3) the Purchaser will contribute the eight vessels to the JV and (4) the Contributor will contribute three additional vessels to the JV. In connection with the transaction, the Nanook SPV facility, Penguin SPV facility, Celsius SPV facility and Vessel Term Loan Facility are expected to be extinguished. The cash purchase price for the transaction is subject to customary purchase price adjustments, and after giving effect to the repayment of existing debt, we expect to receive net cash proceeds of approximately $1.1 billion (the "Vessel Financing Transaction").

In connection with the transaction, certain of our affiliates will enter into long-term time charter agreements for a period up to 20 years in respect of ten of the eleven vessels, the terms of which will commence upon the expiration of each vessel's existing charter.

The Purchase Agreement contains customary representations, warranties and covenants by each of the NFE Vessel Group, the Contributor and the Purchaser Group. Closing of the transactions contemplated by the Purchase Agreement is subject to customary conditions, including the absence of a material adverse effect, but is not subject to any regulatory or financing condition or contingency. Closing is expected to occur in the third quarter of 2022.

The Purchase Agreement contains termination rights for each of the NFE Vessel Group and the Purchaser Group, including for the material uncured breach of either the NFE Vessel Group or the Purchaser Group and for the failure to consummate the transactions by December 30, 2022. Upon termination of the Purchase Agreement under specified circumstances, the Purchaser Group would owe to the NFE Vessel Group a termination fee of approximately $80 million.
Cargo Sales

Since August 2021, LNG prices have increased materially, and global events, such as Russia’s invasion of Ukraine, have generated further energy pricing volatility. We have supply commitments to secure LNG volumes equal to approximately 100% of our expected needs for our Montego Bay Facility, Old Harbour Facility, San Juan Facility, La Paz Facility and Puerto Sandino Facility for the next six years. Due to this significant increase in market pricing of LNG, we have optimized our supply portfolio to sell a portion of these cargos in the market, and these sales have positively impacted our results for the first half of 2022.
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

Based on the essential nature of the services we provide to support power generation facilities, our operations and development projects have not currently been significantly impacted by responses to the COVID-19 pandemic. We remain committed to prioritizing the health and well-being of our employees, customers, suppliers and other partners. We have implemented policies to screen employees, contractors, and vendors for COVID-19 symptoms upon entering our development projects, operations and office facilities. From the beginning of 2020 to June 30, 2022, we have incurred approximately $2.4 million to date for safety measures introduced into our operations and other responses to the COVID-19 pandemic.

We are actively monitoring the spread of the pandemic and the actions that governments and regulatory agencies are taking to fight the spread. We have not experienced significant disruptions in development projects, charter or terminal operations from the COVID-19 pandemic; however, there are important uncertainties including the scope, severity and duration of the pandemic and resurgences of COVID-19 variants, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures. We do not currently expect these factors to have a significant impact on our results of operations, liquidity or financial position, or our development budgets or timelines.
Other Matters

On June 18, 2020, we received an order from the Federal Energy Regulatory Commission ("FERC") which asked for an explanation as to why our San Juan Facility is not subject to FERC’s jurisdiction under section 3 of the NGA. Because we do not believe that the San Juan Facility is jurisdictional, we provided our reply to FERC on July 20, 2020 and requested that FERC act expeditiously. On March 19, 2021, FERC issued an order that the San Juan Facility does fall under FERC jurisdiction. FERC directed us to file an application for authorization to operate the San Juan Facility within 180 days of the order, which was September 15, 2021, but also found that allowing operation of the San Juan Facility to continue during the pendency of an application is in the public interest. FERC also concluded that no enforcement action against us is warranted, presuming we comply with the requirements of the order. Parties to the proceeding, including the Company, sought rehearing of the March 19, 2021 FERC order, and FERC has denied all requests for rehearing, and the FERC order was affirmed by the United States Court of Appeals for the District of Columbia Circuit on June 14, 2022. To comply with the FERC’s directive, on September 15, 2021, we filed an application for authorization to operate the San Juan Facility, which remains pending.

Results of Operations – Three Months Ended June 30, 2022 compared to Three Months Ended March 31, 2022 and Six Months Ended June 30, 2022 compared to Six Months Ended June 30, 2021

Segment performance is evaluated based on operating margin and the tables below present our segment information for the three months ended June 30, 2022 and March 31, 2022, and for the six months ended June 30, 2022 and June 30, 2021:

	Three Months Ended June 30, 2022
(in thousands of $)	Terminals and Infrastructure(1)	Ships(2)	Total Segment	Consolidation and Other(3)	Consolidated
Total revenues	$543,455	$111,024	$654,479	$(69,624)	$584,855
Cost of sales	271,948	—	271,948	453	272,401
Vessel operating expenses	4,255	21,288	25,543	(6,915)	18,628
Operations and maintenance	29,540	—	29,540	(9,050)	20,490
Segment Operating Margin	$237,712	$89,736	$327,448	$(54,112)	$273,336

	Three Months Ended March 31, 2022
(in thousands of $)	Terminals and Infrastructure(1)	Ships(2)	Total Segment	Consolidation and Other(3)	Consolidated
Total revenues	$480,349	$114,942	$595,291	$(90,173)	$505,118
Cost of sales	235,532	—	235,532	(27,234)	208,298
Vessel operating expenses	3,492	25,942	29,434	(6,470)	22,964
Operations and maintenance	30,242	—	30,242	(7,074)	23,168
Segment Operating Margin	$211,083	$89,000	$300,083	$(49,395)	$250,688

	Six Months Ended June 30, 2022
(in thousands of $)	Terminals and Infrastructure(1)	Ships(2)	Total Segment	Consolidation and Other(3)	Consolidated
Total revenues	$1,023,804	$225,966	$1,249,770	$(159,797)	$1,089,973
Cost of sales	507,480	—	507,480	(26,781)	480,699
Vessel operating expenses	7,747	47,230	54,977	(13,385)	41,592
Operations and maintenance	59,782	—	59,782	(16,124)	43,658
Segment Operating Margin	$448,795	$178,736	$627,531	$(103,507)	$524,024

	Six Months Ended June 30, 2021
(in thousands of $)	Terminals and Infrastructure(1)	Ships(2)	Total Segment	Consolidation and Other(3)	Consolidated
Total revenues	$327,232	$95,762	$422,994	$(53,471)	$369,523
Cost of sales	200,122	—	200,122	(2,021)	198,101
Vessel operating expenses	—	20,175	20,175	(4,775)	15,400
Operations and maintenance	39,895	—	39,895	(5,079)	34,816
Segment Operating Margin	$87,215	$75,587	$162,802	$(41,596)	$121,206
(1) Terminals and Infrastructure includes our effective share of revenues, expenses and operating margin attributable to 50% ownership of CELSEPAR. The losses and earnings attributable to the investment of $389,996 and $36,680 for the three months ended June 30, 2022 and March 31, 2022, respectively, are reported in (Loss) income from equity method investments in the condensed consolidated statements of operations and comprehensive income (loss). In the six months ended June 30, 2022 and 2021, the losses and earnings attributable to the investment were $353,315 and $28,447, respectively.
(2) Ships includes our effective share of revenues, expenses and operating margin attributable to 50% ownership of the Hilli Common Units. The earnings attributable to the investment of $17,069 and $13,555 for the three months ended June 30, 2022 and March 31, 2022, respectively, are reported in (Loss) income from equity method investments in the consolidated statements of operations and comprehensive income (loss). For the six months ended June 30, 2022 and 2021, the earnings attributable to the investment were $30,623 and $10,494, respectively.
(3) Consolidation and Other adjust for the inclusion of our effective share of revenues, expenses and operating margin attributable to 50% ownership of CELSEPAR and Hilli Common Units in our segment measure and exclusion of the unrealized mark-to-market gain or loss on derivative instruments.
Terminals and Infrastructure Segment

	Three Months Ended,
(in thousands of $)	June 30, 2022	March 31, 2022	Change
Total revenues	$543,455	$480,349	$63,106
Cost of sales	271,948	235,532	36,416
Vessel operating expenses	4,255	3,492	763
Operations and maintenance	29,540	30,242	(702)
Segment Operating Margin	$237,712	$211,083	$26,629

	Six Months Ended,
(in thousands of $)	June 30, 2022	June 30, 2021	Change
Total revenues	$1,023,804	$327,232	$696,572
Cost of sales	507,480	200,122	307,358
Vessel operating expenses	7,747	—	7,747
Operations and maintenance	59,782	39,895	19,887
Segment Operating Margin	$448,795	$87,215	$361,580
Total revenue

Total revenue for the Terminals and Infrastructure Segment increased $63,106 for the three months ended June 30, 2022 as compared to the three months ended March 31, 2022. The increase was primarily driven by increased revenue from LNG cargo sales to third parties and increases to the Henry Hub index that forms a portion of the pricing to invoice most of our customers in this segment. Revenue from cargo sales was $309,030 for the three months ended June 30, 2022 and $285,171 for the three months ended March 31, 2022. Our revenue has been positively impacted by increases to the Henry Hub index during 2022, and the impact was more pronounced in the second quarter. The average Henry Hub index pricing used to invoice our customers increased by 45% for the three months ended June 30, 2022 as compared to the three months ended March 31, 2022.

Total revenue for the Terminals and Infrastructure Segment increased $696,572 for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increase was primarily driven by increased revenue from LNG cargo sales to third parties, additional revenue from our investment in CELSEPAR and increases to the Henry Hub index that forms a portion of the pricing to invoice most of our customers in this segment. Revenue from cargos sales was $594,201 for the six months ended June 30, 2022 as compared to $7,211 for the six months ended June 30, 2021 as we did not have any significant cargo sales transactions in the first and second quarters of 2021. Our acquisition of our investment in CELSEPAR in the Mergers occurred on April 15, 2021, and as such, we have recognized additional revenue in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. Finally, the average Henry Hub index pricing used to invoice our customers increased by 119% for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

The following tables summarize the volumes delivered, exclusive of LNG cargo volumes sold to third parties, in the three months ended June 30, 2022 as compared to the three months ended March 31, 2022, as well as the six months ended June 30, 2022 as compared to the six months ended June 30, 2021:

	Three Months Ended
(in TBtu)	June 30, 2022	March 31, 2022	Change
Old Harbour Facility	4.1	3.0	1.1
Montego Bay Facility	1.7	0.5	1.2
San Juan Facility	3.0	1.1	1.9
Other	0.5	1.7	(1.2)
Total volumes delivered in the current period	9.3	6.3	3.0

	Six Months Ended
(in TBtu)	June 30, 2022	June 30, 2021	Change
Old Harbour Facility	7.1	9.4	(2.3)
Montego Bay Facility	2.2	4.1	(1.9)
San Juan Facility	4.1	7.7	(3.6)
Other	2.2	0.6	1.6
Total volumes delivered in the current period	15.6	21.8	(6.2)

Additional details of the change in volumes by location are as follows:

•Volumes delivered at the Old Harbour Facility increased for the three months ended June 30, 2022 as compared to the three months ended March 31, 2022 due to an increase in volumes delivered at the Old Harbour Power Plant. Decreased consumption at the CHP Plant also drove volume decreases at the Old Harbour Facility for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

•During the first quarter of 2022, no volumes were consumed by the Bogue Power Plant, leading to the significant decrease in volumes delivered at the Montego Bay Facility, due to the port authority at the Port of Montego Bay where our facility resides requiring a reconfiguration and partial relocation of our assets. This reconfiguration was completed in the second quarter of 2022, and at that time, we recommenced deliveries to the Bogue Power Plant.

•The San Juan Power Plant completed additional maintenance activities in the first quarter of 2022, leading to lower consumption of natural gas. The increase in volumes delivered at the San Juan Facility for the three months ended June 30, 2022 and the decrease in the six months ended June 30, 2022 were due to these additional maintenance activities.

Subsequent to the acquisition of our interest in the Sergipe Facility as part of the Mergers, our share of revenue from our investment in CELSEPAR was $43,576 for the three months ended June 30, 2022 and $63,389 for the three months ended March 31, 2022, which was primarily comprised of fixed capacity payments received under CELSE's PPAs. As hydrology conditions have continued to improve in the second quarter of 2022, the Sergipe Power Plant was not dispatched in the second quarter of 2022, reducing revenue from our share of our investment in CELSEPAR. Our share of revenue from our investment in CELSEPAR was $106,965 for the six months ended June 30, 2022 as compared to $31,769 for the six months ended June 30, 2021, which represents our share of revenue for the period after the Merger. The increase was due the investment impacting our results for the full six months of 2022 as opposed to less than a full quarter of 2021 and revenue earned from dispatch of the Sergipe Power Plant in the first quarter of 2022.
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

Cost of sales increased $36,416 for the three months ended June 30, 2022 as compared to the three months ended March 31, 2022.

•The increase was primarily due to higher cost and volume of LNG cargo sales in the market. We recognized $115,432 during the three months ended June 30, 2022 to acquire cargos sold to third parties, as compared to $86,462 for the three months ended March 31, 2022. Due to the significant increase in market pricing of LNG in the second half of 2021 and continued increase in the first half of 2022, we have optimized our supply portfolio to sell a portion of our committed cargos in the market. LNG cargo sales in the market increased by 0.5 TBtus for the three months ended June 30, 2022. The weighted-average cost of LNG from the sale of a portion of our cargos also increased from $8.81 per MMBtu for the three months ended March 31, 2022 to $11.23 per MMBtu for the three months ended June 30, 2022.

•Cost of LNG purchased from third parties for sale to our customers increased $33,376 for the three months ended June 30, 2022 as compared to the three months ended March 31, 2022. The increase was primarily attributable to a 48% increase in volumes delivered compared to the three months ended March 31, 2022, and a slight increase in LNG cost. The weighted-average cost of LNG purchased from third parties increased from $9.49 per MMBtu for the three months ended March 31, 2022 to $9.78 per MMBtu for the three months ended June 30, 2022.

•During the second quarter of 2022, the Sergipe Power Plant was dispatched substantially less than in the first quarter of 2022 due to improved hydrology conditions in Brazil. Our share of cost of sales from our investment in CELSEPAR, which was primarily comprised of LNG costs to fuel the power plant, was $1,794 for the three months ended June 30, 2022, as compared to $24,742 for the three months ended March 31, 2022.

Cost of sales increased $307,358 for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

•We recognized cost to acquire LNG cargos sold to third parties and our share of cost of sales from our investment in CELSEPAR during the first and second quarters of 2022, totaling $228,429. We did not have any significant cargo sale transactions in the first half of 2021, and the acquisition of our investment in CELSEPAR in the

Mergers occurred subsequent to March 31, 2021. Accordingly, the increased costs of sales was primarily driven by these transactions.

•Cost of LNG purchased from third parties for sale to our customers increased $18,100 for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. We delivered 10% less volumes to our terminal customers in the current period as compared to the six months ended June 30, 2021. Our cost of LNG was significantly higher in the current period, and as such, the increase of cost of sales to deliver to our terminal customers did not fully correspond with the decrease in volumes. The weighted-average cost of LNG purchased from third parties increased from $6.37 per MMBtu for the six months ended June 30, 2021 to $9.66 per MMBtu for the six months ended June 30, 2022.

•We incurred additional costs associated with the required reconfiguration and partial relocation of our assets at the Port of Montego Bay of $22,165 for the six months ended June 30, 2022 as compared to the six months ended June 30, 2022.

•Vessel costs increased $39,544 for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 due to additional vessels used in our expanded operations.

The weighted-average cost of our LNG inventory balance to be used in our operations as of June 30, 2022 and December 31, 2021 was $12.32 per MMBtu and $9.51 per MMBtu, respectively.
Vessel operating expenses

Vessel operating expenses include direct costs associated with operating a vessel, and these costs are typically included in the Ships segment.

Vessel operating expenses was substantially flat for the three months ended June 30, 2022 as compared to the three months ended March 31, 2022.

Vessel operating expenses increased $7,747 for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 due to vessels included in this segment that are being chartered to third parties during periods when the vessels are not being used in our downstream terminal operations.
Operations and maintenance

Operations and maintenance includes costs of operating our facilities, exclusive of costs to convert that are reflected in Cost of sales.

Operations and maintenance was substantially flat for the three months ended June 30, 2022 as compared to the three months ended March 31, 2022.

Operations and maintenance increased $19,887 for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

•The increase for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was primarily attributable to higher logistics costs associated with our ISO container distribution system. In the the six months ended June 30, 2022, we continued to source LNG from our Miami Facility to service industrial end users in Jamaica due to the reconfiguration and partial relocation of our assets at the Port of Montego Bay, and we incurred additional costs to distribute LNG to customers via our ISO container distribution system.

•Additionally, Operations and maintenance increased $11,045 due to the inclusion of our share of Operations and maintenance from our investment in CELSEPAR from $5,079 for the six months ended June 30, 2021 to $16,124 for the six months ended June 30, 2022, which represents the costs for the period after the Merger. These costs are primarily related to the operation and services agreement for the Nanook, insurance costs and costs for connecting to the transmission system.

Ships Segment

	Three Months Ended,
(in thousands of $)	June 30, 2022	March 31, 2022	Change
Total revenues	$111,024	$114,942	$(3,918)
Cost of sales	—	—	—
Vessel operating expenses	21,288	25,942	(4,654)
Operations and maintenance	—	—	—
Segment Operating Margin	$89,736	$89,000	$736

	Six Months Ended,
(in thousands of $)	June 30, 2022	June 30, 2021	Change
Total revenues	$225,966	$95,762	$130,204
Cost of sales	—	—	—
Vessel operating expenses	47,230	20,175	27,055
Operations and maintenance	—	—	—
Segment Operating Margin	$178,736	$75,587	$103,149

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

At the completion of the Mergers, five of the FSRUs and two LNG carriers were on hire under long-term charter agreements, and one LNG carriers, the Grand, was operating in the spot market. In the third quarter, the Grand, began to be utilized in our terminal and logistics operations, and as such, the results of operations of the Grand are included in the Terminals and Infrastructure segment from the third quarter of 2021 onward. The Spirit and the Mazo continue to be in cold lay-up, and no vessel charter revenue was generated from these vessels.

Total revenue

Total revenue for the Ships segment decreased $3,918 for the three months ended June 30, 2022 as compared to the three months ended March 31, 2022. The decrease was primarily driven by lower revenue as a result of one FSRU being off-hire as the vessel transitions between charters; the new charter is expected to commence prior to the end of 2022. The decrease was partially offset by improved results from one of our vessels in the Cool Pool.

Total revenue for the Ships segment increased $130,204 for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. We completed the Mergers, including all of the vessels comprising the Ships segment, on April 15, 2021, and the increase in revenue is due to the inclusion of the Ships segment in our results of operations for a full six months as opposed to less than a full quarter in the prior year comparable period.

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

Vessel operating expenses decreased $4,654 for the three months ended June 30, 2022 as compared to the three months ended March 31, 2022, primarily due to customs claims in Jordan where one of our FSRUs operates recognized in the first quarter of 2022 that did not recur in the second quarter of 2022.

Vessel operating expenses increased $27,055 for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.We completed the Mergers, including all of the vessels comprising the Ships segment, on April 15, 2021, and the increase in vessel operating expenses is due to the inclusion of the Ships segment in our results of operations for a full six months as opposed to less than a full quarter in the prior year comparable period.
Other operating results

	Three Months Ended,			Six Months Ended,
(in thousands of $)	June 30, 2022	March 31, 2022	Change	June 30, 2022	June 30, 2021	Change
Selling, general and administrative	$50,310	$48,041	$2,269	$98,351	$78,152	$20,199
Transaction and integration costs	4,866	1,901	2,965	6,767	40,716	(33,949)
Depreciation and amortization	36,356	34,290	2,066	70,646	36,886	33,760
Asset impairment expense	48,109	—	48,109	48,109	—	48,109
Total operating expenses	139,641	84,232	55,409	223,873	155,754	68,119
Operating income (loss)	133,695	166,456	(32,761)	300,151	(34,548)	334,699
Interest expense	47,840	44,916	2,924	92,756	50,162	42,594
Other (income), net	(22,102)	(19,725)	(2,377)	(41,827)	(8,058)	(33,769)
Net income (loss) before income from equity method investments and income taxes	107,957	141,265	(33,308)	249,222	(76,652)	325,874
(Loss) income from equity method investments	(372,927)	50,235	(423,162)	(322,692)	38,941	(361,633)
Tax (benefit) provision	(86,539)	(49,681)	(36,858)	(136,220)	3,532	(139,752)
Net (loss) income	$(178,431)	$241,181	$(419,612)	$62,750	$(41,243)	$103,993
Selling, general and administrative

Selling, general and administrative includes compensation expenses for our corporate employees, employee travel costs, insurance, professional fees for our advisors and screening costs associated with development activities for projects that are in initial stages and development is not yet probable.

Selling, general and administrative increased $2,269 for the three months ended June 30, 2022, as compared to the three months ended March 31, 2022. The increase was primarily attributable to higher payroll costs, screening costs and professional fees due to the continued expansion of our operations as compared to the first quarter of 2022.

Selling, general and administrative increased $20,199 for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. The increase was primarily attributable to higher payroll and professional fees associated with the continued expansion of our operations.
Transaction and integration costs

For the three months ended June 30, 2022, we incurred $4,866 for transaction and integration costs, as compared to $1,901 for the three months ended March 31, 2022. For the three months ended June 30, 2022, we incurred transaction and integration costs in connection with the Sergipe Sale, which consisted primarily of financial advisory, legal accounting and consulting costs.

For the six months ended June 30, 2022, we incurred $6,767 for transaction and integration costs, as compared to $40,716 for the six months ended June 30, 2021. For the six months ended June 30, 2021, we incurred in transaction and integration costs in connection with the Sergipe Sale, which consisted primarily of financial advisory, legal accounting and consulting costs and to a lesser extent integration costs from the Mergers as the integration of GMLP and Hygo has progressed since the acquisition date.

Depreciation and amortization

Depreciation and amortization increased $2,066 for the three months ended June 30, 2022 as compared to the three months ended March 31, 2022. For the three months ended June 30, 2022, we incurred higher amortization of favorable and unfavorable contracts and permits.

Depreciation and amortization increased $33,760 for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increase was primarily due to the following:

•Subsequent to the completion of the Mergers, our results of operations include depreciation expense primarily for the vessels acquired for a full six months as opposed to less than a full quarter in the prior year comparable period. We recognized $18,483 of incremental depreciation expense for the acquired vessels during the six months ended June 30, 2022.

•Amortization of the value recorded for favorable and unfavorable contracts acquired in the Mergers of an additional $11,815 for the six months ended June 30, 2022.

Asset impairment expense

As a result of the Hygo Merger, we recognized long-lived assets associated the expansion of the Sergipe Power Plant. In the second quarter of 2022, we recognized asset impairment expense of $48,109, as the fair value of these assets was less than the carrying value and the asset group was held for sale.

Interest expense

Interest expense increased by $2,924 for the three months ended June 30, 2022 as compared to the three months ended March 31, 2022. The increase was primarily due an increase in total principal outstanding due to draws on the Revolving Facility (defined in our Annual Report) and borrowings under the South Power 2029 Bonds (defined below); principal balance on outstanding facilities was $4,191,026 as of June 30, 2022 as compared to total outstanding debt of $3,978,250 as of March 31, 2022.

Interest expense increased by $42,594 for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. The increase was primarily due to an increase in total principal outstanding due to draws on the Revolving Facility, borrowings under the Vessel Term Loan Facility (defined in our Annual Report) and the South Power 2029 Bonds, all occurring after June 30, 2022; principal balance on outstanding facilities was $4,191,026 as of June 30, 2022 as compared to total outstanding debt of $3,527,297 as of June 30, 2021. Interest expense also increased due to debt assumed in the Mergers, which were completed on April 15, 2021.
Other (income), net

Other (income), net was $(22,102) and $(19,725) for the three months ended June 30, 2022 and March 31, 2022, respectively. Other (income), net was $(41,827) and $(8,058) for the six months ended June 30, 2022 and June 30, 2021, respectively. Other (income) recognized in the three and six months ended June 30, 2022 was primarily comprised of the following:

•Mark-to-market gains on the foreign currency forward purchase of $17,471 in both the three and six months ended June 30, 2022.

•Additionally, changes in the fair value of the cross-currency interest rate swap and the interest rate swap acquired in connection with the Mergers offset by interest expense on the interest rate swap acquired in connection with the Mergers, resulted in income of $2,213 and $24,270 for the three and six months ended June 30, 2022.
Tax provision

We recognized a tax benefit for the three months ended June 30, 2022 of $86,539 compared to a tax benefit of $49,681 for the three months ended March 31, 2022. We recognized a tax benefit for the six months ended June 30, 2022 of $136,220 compared to a tax provision of $3,532 for the six months ended June 30, 2021.

The tax benefits recognized in the three and six months ended June 30, 2022 were primarily driven by the remeasurement of a deferred income tax liability in conjunction with an internal reorganization and the impairment of our investment in CELSEPAR. Our equity method investment in CELSEPAR is now directly held by a subsidiary domiciled in the United Kingdom; the investment was previously held by a subsidiary domiciled in Brazil resulting in a discrete tax benefit of $76,460 recognized in the first quarter of 2022. Additionally, in the second quarter of 2022, we recognized an other-than-temporary impairment ("OTTI") on the value of this investment, resulting in a further discrete benefit of $100,627.This increase in tax benefit for the three and six months ended June 30, 2022 was partially offset by an increase in pretax income for certain profitable operations, including GMLP and Hygo.

The Company has not recorded any material changes in liabilities for uncertain tax positions in the second quarter of 2022.
(Loss) income from equity method investments

We recognized loss and income from our investments in Hilli and CELSEPAR of $372,927 and $50,235 for the three months ended June 30, 2022 and March 31, 2022, respectively. In connection with the Sergipe Sale, we recognized an other than temporary impairment of the investment in CELSEPAR of $345,447. Our share of earnings from CELSEPAR was also significantly impacted by a foreign currency remeasurement loss of $28,788 for the three months ended June 30, 2022 as a result of the remeasurement of the Nanook finance lease obligation, as compared to a remeasurement gain of $42,466 for the three months ended March 31, 2022.

We recognized loss from our investments in Hilli and CELSEPAR of $322,692 for the six months ended June 30, 2022. For the six months ended June 30, 2021, during the period after the completion of the Mergers, we recognized income from our investments in Hilli and CELSEPAR of $38,941. In connection with the Sergipe Purchase and Sale, we recognized an other than temporary impairment of the investment in CELSEPAR of $345,447. Our share of earnings from CELSEPAR was significantly impacted by a foreign currency remeasurement gain of $13,678 for the six months ended June 30, 2022 as a result of the remeasurement of the Nanook finance lease obligation, as compared to a remeasurement gain of $25,776 during the period after the Mergers for the six months ended June 30, 2021.
Factors Impacting Comparability of Our Financial Results
Our historical results of operations and cash flows are not indicative of results of operations and cash flows to be expected in the future, principally for the following reasons:
•Our historical financial results do not reflect the recently announced Sergipe Sale and Vessel Financing Transaction. After the completion of the Sergipe Sale expected in the fourth quarter of 2022, we will no longer include the results of our equity method investment in CELSEPAR in our financial statements. For the three and six months ended June 30, 2022, we recognized losses of $389,996 and $353,315, respectively, in Loss (income) from equity method investments in our condensed consolidated statements of operations and comprehensive income (loss). The results of operations of the Sergipe Power Plant have also been included in our Terminal and Infrastructure segment results, contributing segment operation margin of $32,732 and $64,305 for the three and six months ended June 30, 2022, respectively. Finally, we recognized an other than temporary impairment on our investment in CELSEPAR in the second quarter of 2022 of $345,447, which would not recur after the Sergipe Sale is completed.
We expect to complete the Vessel Financing Transaction in the third quarter of 2022. Upon the completion of this transaction, the majority of proceeds received will be reflected as additional financing on our condensed consolidated balance sheet, increasing our interest expense in future periods.

•Our historical financial results do not reflect new LNG supply agreements, as well as our Fast LNG solution that will lower the cost of our LNG supply. We currently purchase the majority of our supply of LNG from third parties, sourcing approximately 96% of our LNG volumes from third parties for the six months ended June 30, 2022. We have entered into LNG supply agreements at a price indexed to Henry Hub through 2030, resulting in expected pricing below the pricing in our previous long-term supply agreement. We have entered into supply agreements to secure supply of LNG volumes equal to approximately 100% of our expected needs for our Montego Bay Facility, Old Harbour Facility, San Juan Facility, La Paz Facility and Puerto Sandino Facility for the next six years; pricing under these agreements is indexed to Henry Hub, resulting in expected pricing below our historical supply agreements. We also anticipate that the deployment of Fast LNG floating liquefaction facilities will significantly lower the cost of our LNG supply and reduce our dependence on third-party suppliers.

Since August 2021, LNG prices have increased materially. Due to this significant increase in market pricing of LNG, we have optimized our supply portfolio to sell a portion of our committed cargos in the market with delivery throughout 2022, and these cargo sales are expected to increase our 2022 revenues and results of operations.

•Our historical financial results do not include significant projects that are near completion or in development. Our results of operations for the three and six months ended June 30, 2022 include our Montego Bay Facility, Old Harbour Facility, San Juan Facility, certain industrial end-users and our Miami Facility. We recently placed a portion of our La Paz Facility into service, and in the fourth quarter of 2021, our revenue and results of operations began to be impacted by operations in Mexico. We are continuing to develop of our La Paz Power Plant and our Puerto Sandino Facility, and our current results do not include revenue and operating results from these projects. Our current results also exclude other developments, including the Barcarena Facility, Santa Catarina Facility and Ireland Facility.

Liquidity and Capital Resources

We believe we will have sufficient liquidity from proceeds from recent borrowings, access to additional capital sources and cash flow from operations to fund our capital expenditures and working capital needs for the next 12 months and the reasonably foreseeable future. We expect to fund our current operations and continued development of additional facilities through cash on hand, borrowings under our debt facilities, the completion of the Sergipe Sale, the completion of the Vessel Financing Transaction and cash generated from operations. We may also opportunistically elect to generate additional liquidity through future debt or equity issuances and asset sales to fund developments and transactions. We have historically funded our developments through proceeds from our IPO and debt and equity financing, most recently as follows (below terms defined in our Annual Report):

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

•In April 2021, we issued $1,500,000 of 2026 Notes; we also entered into the $200,000 Revolving Facility that has a term of approximately five years. In February and May 2022, we amended the Revolving Facility to increase the borrowing capacity by $115,000 and $125,000, respectively, for a total capacity under the Revolving Facility of $440,000.

•In August 2021, we entered into the CHP Facility and initially drew $100,000, which may be increased to $285,000. In January 2022, we agreed to rescind the CHP Facility and entered into an agreement for the issuance of secured bonds. Amounts outstanding at the time of the mutual rescission of the CHP Facility of $100,000 were credited towards the purchase price of the South Power 2029 Bonds (defined below). Through June 30, 2022, we have received proceeds of $221,845 from the issuance of South Power 2029 Bonds.

•In September 2021, Golar Partners Operating LLC, our indirect subsidiary, closed on the Vessel Term Loan Facility. Under this facility, we borrowed an initial amount of $430,000, which may be increased to $725,000, subject to satisfaction of certain conditions including the provision of security in relation to additional vessels.

We have assumed total committed expenditures for all completed and existing projects to be approximately $2,057 million, with approximately $1,727 million having already been spent through June 30, 2022. This estimate represents the committed expenditures for our Fast LNG project, as well as committed expenditures necessary to complete the La Paz Facility, Puerto Sandino Facility, the Barcarena Facility, Santa Catarina Facility and the Sri Lanka Facility. We expect to be able to fund all such committed projects with a combination of cash on hand, cash flows from operations and proceeds from the South Power 2029 Bonds. We will also expect to fund future Fast LNG development with proceeds received from the Sergipe Sale and Vessel Financing Transaction. We may also enter into other financing arrangements to generate proceeds to fund our developments.

As of June 30, 2022, we have spent approximately $128 million to develop the Pennsylvania Facility. Approximately $22 million of construction and development costs have been expensed as we have not issued a final notice to proceed to our engineering, procurement and construction contractors. Cost for land, as well as engineering and equipment that could be deployed to other facilities and associated financing costs of approximately $106 million, has been capitalized, and to date, we have repurposed approximately $17 million of engineering and equipment to our Fast LNG project. We intend to apply for updated permits for the Pennsylvania Facility with the aim of obtaining these permits to coincide with the commencement of construction activities.

Contractual Obligations
We are committed to make cash payments in the future pursuant to certain contracts. The following table summarizes certain contractual obligations in place as of December 31, 2021. There were no significant changes to our contractual obligations in the first half of 2022.

(in thousands of $)	Total	Year 1	Years 2 to 3	Year 4 to 5	More than 5 years
Long-term debt obligations	$4,936,353	$305,575	$878,471	$3,341,677	$410,630
Purchase obligations	5,265,356	784,060	1,637,783	1,450,817	1,392,696
Lease obligations	420,329	67,131	101,295	68,393	183,510
Total	$10,622,038	$1,156,766	$2,617,549	$4,860,887	$1,986,836

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

We have construction purchase commitments in connection with our development projects, including the La Paz Facility, Puerto Sandino Facility, Barcarena Facility, Santa Catarina Facility, as well as our Fast LNG solution. Commitments included in the table above include commitments under engineering, procurement and construction contracts where a notice to proceed has been issued.

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

As of December 31, 2021, we had seven vessels under time charter leases with remaining non-cancellable terms ranging from one month to ten years. The lease commitments in the table above include only the lease component of these arrangements due over the non-cancellable term and does not include any operating services. We have executed a lease for an LNG carrier that has not commenced as of December 31, 2021, which has a noncancelable terms of seven years and includes fixed payments of approximately $198,100; these payments are not included in the table above.

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

Cash Flows

The following table summarizes the changes to our cash flows for the six months ended June 30, 2022 and June 30, 2021, respectively:

	Six Months Ended June 30,
(in thousands of $)	2022	2021	Change
Cash flows from:
Operating activities	$170,933	$(111,352)	$282,285
Investing activities	(441,708)	(1,830,933)	1,389,225
Financing activities	226,654	1,544,584	(1,317,930)
Net (decrease) in cash, cash equivalents, and restricted cash	$(44,121)	$(397,701)	$353,580
Cash provided by (used in) operating activities

Our cash flow provided by (used in) operating activities was $170,933 for the six months ended June 30, 2022, which increased by $282,285 from cash used in operating activities of $(111,352) for the six months ended June 30, 2021. Our net income for the six months ended June 30, 2022, when adjusted for non-cash items, increased by $366,338 from the six months ended June 30, 2021. Changes in working capital accounts, primarily increases in accounts payable and accrued liabilities, partially offset the additional net income in 2022.
Cash (used in) investing activities

Our cash flow (used in) investing activities was $(441,708) for the six months ended June 30, 2022, which decreased by $1,389,225 from cash used in investing activities of $(1,830,933) for the six months ended June 30, 2021. Cash outflows for investing activities during the six months ended June 30, 2022 were used for continued development of our Fast LNG solution, Santa Catarina Facility, Barcarena Facility, as well as expenditures to complete our La Paz Facility and Puerto Sandino Facility.

Cash used for the Mergers, net of cash acquired was $1,586,042 for the six months ended June 30, 2021. Cash outflows for investing activities during the six months ended June 30, 2021 were also used for continued development of the Puerto Sandino Facility, Barcarena Facility, Santa Catarina Facility, as well as our Fast LNG solution.
Cash provided by financing activities

Our cash flow provided by financing activities was $226,654 for the six months ended June 30, 2022, which decreased by $1,317,930 from cash used in financing activities of $1,544,584 for the six months ended June 30, 2021. Cash provided by financing activities during the six months ended June 30, 2022 was due to proceeds from issuance of debt of $437,917, offset by repayments of debt of $146,030 and payment of dividends of $47,374.

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

South Power 2029 Bonds

In August 2021, NFE South Power Holdings Limited (“South Power”), a wholly owned subsidiary of NFE, entered into a financing agreement (“CHP Facility”), initially receiving approximately $100,000. The CHP Facility was secured by a mortgage over the lease of the site on which our CHP Plant is located and related security. In January 2022, South Power and the counterparty to the CHP Facility agreed to rescind the CHP Facility and entered into an agreement for the issuance of secured bonds (“South Power 2029 Bonds”) and subsequently authorized the issuance of up to $285,000 in South Power

2029 Bonds. The South Power 2029 Bonds are secured by, amongst other things, the CHP Plant. Amounts outstanding at the time of the mutual rescission of the CHP Facility of $100,000 were credited towards the purchase price of the South Power 2029 Bonds. In the first and second quarters of 2022, South Power issued $121,845, of South Power 2029 Bonds for a total amount outstanding of $221,845 as of June 30, 2022.

The South Power 2029 Bonds bear interest at an annual fixed rate of 6.50% and shall be repaid in quarterly installments beginning in August 2025 with the final repayment date in May 2029. Interest payments on outstanding principal balances are due quarterly.Principal payments and interest payments on the South Power 2029 Bonds are guaranteed by NFE.

South Power will be required to comply with certain financial covenants as well as customary affirmative and negative covenants. The South Power 2029 Bonds also provides for customary events of default, prepayment and cure provisions.

In conjunction with obtaining the CHP Facility, we incurred $3,243 in origination, structuring and other fees. The rescission of the CHP Facility and issuance of South Power 2029 Bonds was treated as a modification, and fees attributable to lenders that participated in the CHP Facility will be amortized over the life of the South Power 2029 Bonds; additional fees associated with such lenders of $258 were recognized as expense in the first quarter of 2022. Additional fees for new lenders participating in the South Power 2029 Bonds were recognized as a reduction of the principal balance on the condensed consolidated balance sheets. As of June 30, 2022 and December 31, 2021, the remaining unamortized deferred financing costs for the CHP Facility was $6,063 and $3,180, respectively.

Debt and lease restrictions

The VIE loans and certain lease agreements with customers assumed in the Mergers contain certain operating and financing restrictions and covenants that require: (a) certain subsidiaries to maintain a minimum level of liquidity of $30,000 and consolidated net worth of $123,950, (b) certain subsidiaries to maintain a minimum debt service coverage ratio of 1.20:1, (c) certain subsidiaries to not exceed a maximum net debt to EBITDA ratio of 6.5:1, (d) certain subsidiaries to maintain a minimum percentage of the vessel values over the relevant outstanding loan facility balances of either 110% and 120%, (e) certain subsidiaries to maintain a ratio of liabilities to total assets of less than 0.70:1. As of June 30, 2022, the Company was in compliance with all covenants under debt and lease agreements.

Financial covenants under GMLP's Vessel Term Loan Facility include requirements that GMLP and the borrowing subsidiary maintain a certain amount of Free Liquid Assets, that the EBITDA to Consolidated Debt Service and the Net Debt to EBITDA ratios are no less than 1.15:1 and no greater than 6.50:1, respectively, and that Consolidated Net Worth is greater than $250 million, each as defined in the Vessel Term Loan Facility. GMLP was in compliance with these covenants as of June 30, 2022.

The Company is also required to comply with covenants under the Revolving Facility and letter of credit facility, including requirements to maintain Debt to Capitalization Ratio of less than 0.7:1.0, and for quarters in which the Revolving Facility is greater than 50% drawn, the Debt to Annualized EBITDA Ratio must be less than 5.0:1.0 for fiscal quarters ending December 31, 2021 until September 30, 2023 and less than 4.0:1.0 for the fiscal quarter ended December 31, 2023. The Company was in compliance with all covenants as of June 30, 2022.
Debt obligations of equity method investees
We account for the investments in CELSEPAR and Hilli LLC acquired in the Mergers under the equity method of accounting, and the debt obligations of these entities are not reported separately in our consolidated financial statements. The key terms of CELSEPAR's and Hilli LLC's debt obligations are summarized in our Annual Report.
In July 2021, CELSE and CELSEPAR entered into a working capital facility for the posting of certain letters of credit in favor of the supplier of LNG and the financing of LNG costs to satisfy dispatch requirements prior to receiving related variable revenues. Standby letters of credit are guaranteed, jointly but not severally, by CELSE’s shareholders, NFE and Ebrasil. The working capital facility is in an aggregate amount of up to $200.0 million (or its equivalent in Brazilian reais). The facility has a term of 12 months, and was renewed for an additional 12-month period in July 2022 by mutual agreement of the parties. Amounts disbursed under the working capital facility accrue interest at a rate referenced to LIBOR+, and contractual margins. As of June 30, 2022, there were no standby letters of credit issued under this facility.
Off Balance Sheet Arrangements

As of June 30, 2022 and December 31, 2021, we had no off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.
Critical Accounting Policies and Estimates

A complete discussion of our critical accounting policies and estimates is included in our Annual Report. As of June 30, 2022, there have been no significant changes to our critical accounting estimates since our Annual Report, except as noted below.

Long-lived assets used in operations are assessed for impairment whenever changes in facts and circumstances signal that the carrying value of the assets may not be recoverable based on indicators, such as the acceptance of a purchase price from a market participant which is lower than the asset carrying value. Equity method investments are assessed for an other than temporary loss impairment whenever factors such as an offered purchase price from a market participant is lower than the carrying value of the investment.

In the second quarter of 2022, we considered whether there was any indication of impairment of the equity method investment in CELSEPAR and the long-lived assets of CEBARRA due to the Sergipe Sale. NFE determined that there was an OTTI of the CELSEPAR equity method investment and an impairment of CEBARRA long-lived assets. The decline in fair value of these investments was driven by the impact of significant increases in risk-free rates to future cash flows, as well as the country specific risk premium observed in connection with where such investment is held, in the second quarter of 2022.

Our estimate of fair value used in the impairment assessments was based on the purchase price in the SPA, as adjusted by contractual adjustments expected to be made to this purchase price at Closing. Judgments used to estimate the fair value included the estimation of expected adjustment to the purchase price and the allocation of the purchase price between CELSEPAR and CEBARRA. Closing is expected in the fourth quarter of 2022, and the gain or loss recognized from the completion of the Sergipe Sale will be impacted by the timing of Closing, the foreign currency exchange rate in effect at Closing, the settlement of working capital and other balances.
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
Interest Rate Risk

The 2025 Notes and 2026 Notes were issued with a fixed rate of interest, and as such, a change in interest rates would impact the fair value of the 2025 Notes and 2026 Notes but such a change would have no impact on our results of operations or cash flows. A 100-basis point increase or decrease in the market interest rate would decrease or increase the fair value of our fixed rate debt by approximately $82,000. The sensitivity analysis presented is based on certain simplifying assumptions, including instantaneous change in interest rate and parallel shifts in the yield curve.

Interest under the Vessel Term Loan Facility has a component based on LIBOR or other market indices should LIBOR become unavailable. A 100-basis point increase or decrease in the market interest rate would decrease or increase our interest expense by approximately $3,800.

As a result of the Mergers, we assumed the Debenture Loan (defined in our Annual Report) and a cross-currency interest rate swap to protect against adverse movements in interest rates of the Debenture Loan. We also acquired an interest rate swap to manage the exposure to adverse movements in interest rates of debt held by our equity method investee, Hilli LLC, but we do not currently have any derivative arrangements to protect against fluctuations in interest rates applicable to our other outstanding indebtednesss.
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

We entered into a foreign currency forward associated with the sale of our CELSEPAR and CEBERRA operations. The forward is designed to mitigate foreign currency risk and the value of the forward is linked to the amount of proceeds expected to be received from the buyer and will settle upon close of the transaction.

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
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) of the Exchange Act (defined below), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.     Legal Proceedings.

We are not currently a party to any material legal proceedings. In the ordinary course of business, various legal and regulatory claims and proceedings may be pending or threatened against us. If we become a party to proceedings in the future, we may be unable to predict with certainty the ultimate outcome of such claims and proceedings.
Item 1A.     Risk Factors.

An investment in our Class A common stock involves a high degree of risk. You should carefully consider the risks described below. If any of the following risks were to occur, the value of our Class A common stock could be materially adversely affected or our business, financial condition and results of operations could be materially adversely affected and thus indirectly cause the value of our Class A common stock to decline. Additional risks not presently known to us or that we currently deem immaterial could also materially affect our business and the value of our Class A common stock. As a result of any of these risks, known or unknown, you may lose all or part of your investment in our Class A common stock. The risks discussed below also include forward-looking statements, and actual results may differ substantially from those discussed in these forward-looking statements. See “Cautionary Statement on Forward-Looking Statements.”
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
•     Our financial condition and operating results may be adversely affected by foreign exchange fluctuations;•
Risks Related to Ownership of Our Class A Common Stock
•A small number of our original investors have the ability to direct the voting of a majority of our stock, and their interests may conflict with those of our other stockholders;
•The declaration and payment of dividends to holders of our Class A common stock is at the discretion of our board of directors and there can be no assurance that we will continue to pay dividends in amounts or on a basis consistent with prior distributions to our investors, if at all;
General Risks

◦We are a holding company and our operational and consolidated financial results are dependent on the results of our subsidiaries, affiliates, joint ventures and special purpose entities in which we invest;
◦We are unable to predict the extent to which the global COVID-19 pandemic will negatively affect our operations, financial performance, nor our ability to achieve our strategic objectives. We are also unable to predict how this global pandemic may affect our customers and suppliers; and
◦A change in tax laws in any country in which we operate could adversely affect us.
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
•weather interference; and
•potential labor shortages, work stoppages or labor union disputes

Furthermore, because of the nature of our infrastructure, we are dependent on interconnection with transmission systems and other infrastructure projects of third parties, including our customers, and/or governmental entities. Such third-party projects can be greenfield or brownfield projects, including modifications to existing infrastructure or increases in capacity to existing facilities, among others, and are subject to various construction risks. Delays from such third parties or governmental entities could prevent connection to our projects and generate delays in our ability to develop our own projects. In addition, a primary focus of our business is the development of projects in foreign jurisdictions, including in locations where we have no prior development experience, and we expect to continue expanding into new jurisdictions in the future. These risks can be increased in jurisdictions where legal processes, language differences, cultural expectations, currency exchange requirements, political relations with the U.S. government, changes in the political views and structure, government representatives, new regulations, regulatory reviews, employment laws and diligence requirements can make it more difficult, time-consuming and expensive to develop a project. See “–Risks Related to the Jurisdictions in which we Operate—We are subject to the economic, political, social and other conditions in the jurisdictions in which we operate.”

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
•accidents, fires, explosions or other events or catastrophes;
•lack of adequate and qualified personnel;
•potential labor shortages, work stoppages or labor union disputes;
•weather-related or natural disaster interruptions of operations;
•pollution, release of or exposure to toxic substances, or environmental contamination affecting operation;
•inability, or failure, of any counterparty to any facility-related agreements to perform their contractual obligations;
•decreased demand by our customers, including as a result of the COVID-19 pandemic; and
•planned and unplanned power outages or failures to supply due to scheduled or unscheduled maintenance.

In particular, we are subject to risks related to the operation of power plants, liquefaction facilities, marine and other LNG operations with respect to our facilities, FSRUs and LNG carriers, which operations are complex and technically challenging and subject to mechanical and hazardous risks and problems. In particular, marine LNG operations are subject to a variety of risks, including, among others, marine disasters, piracy, bad weather, mechanical failures, environmental accidents, epidemics, grounding, fire, explosions and collisions, human error, and war and terrorism. An accident involving our cargoes or any of our chartered vessels could result in death or injury to persons, loss of property or environmental damage; delays in the delivery of cargo; loss of revenues; termination of charter contracts; governmental fines, penalties or restrictions on conducting business; higher insurance rates; and damage to our reputation and customer relationships generally. Any of these circumstances or events could increase our costs or lower our revenues. If our chartered vessels suffer damage as a result of such an incident, they may need to be repaired. Repairs and maintenance costs for existing vessels are difficult to predict and may be substantially higher than for vessels we have operated since they were built and result in higher than anticipated operating expenses or require additional capital expenditures. The loss of earnings while these vessels are being repaired would decrease our results of operations. If a vessel we charter were involved in an accident with the potential risk of environmental impacts or contamination, the resulting media coverage could have a material adverse effect on our reputation, our business, our results of operations and cash flows and weaken our financial condition. Our marine operating expenses depend on a variety of factors including crew costs, provisions, deck and engine stores and spares, lubricating oil, insurance, maintenance and repairs and shipyard costs, many of which are beyond its control, such as the overall economic impacts caused by the global COVID-19 outbreak. Factors such as increased cost of qualified and experienced seafaring crew and changes in regulatory requirements could also increase operating expenditures. Future increases to operational costs are likely to occur. If costs rise, they could materially and adversely affect our results of operations. In addition, operational problems may lead to loss of revenue or higher than anticipated operating expenses or require additional capital expenditures. Any of these results could harm our business, financial condition and results of operations.

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

In addition, these rules and regulation are subject to decision, administration and implementation by various governmental agencies and bodies, which take actions or decisions that adversely affect our business or operations. For example, in March 2021, an amendment to the Mexican Power Industry Law (Ley de la Industria Electrica) was published which would reduce the dispatch priority of privately-owned power plants compared to state-owned power plants in Mexico. The amendment is currently suspended by Mexican courts in response to various challenges by hundreds of industry participants. The Mexican government may not implement such amendment until all such challenges have been resolved by a final judgment or dismissed by the Mexican courts. Furthermore, the Mexican Supreme Court recently discussed the constitutionality of the law and issued a non-binding majority vote in favor of declaring it unconstitutional, with the required super-majority for a general unconstitutional declaration being short by one vote. The law therefore remains suspended by the various challenges and until all of those challenges have been resolved or the suspensions revoked. As another example, on May 4, 2021, an amendment to the Mexican Hydrocarbons Law (Ley de Hidrocarburos) was published which would negatively impact our permits in Mexico. However, it has been challenged as unconstitutional by several private parties, and the legal claims are pending resolutions by Mexican courts. If the amendment is enforced against us, it could negatively affect our permitting applications, our revenue and results of operations. If either amendment is enforced against us, it could negatively affect our plant’s dispatch and our revenue and results of operations. In addition, the Brazilian government implemented fundamental changes in the regulation of the power industry in legislation passed in 2004 known as the New Regulatory Framework (Lei do Novo Modelo do Setor Elétrico). Challenges to the constitutionality of the New Regulatory Framework are still pending before the Brazilian Federal Supreme Court (Supremo Tribunal Federal), although preliminary injunctions have been dismissed. It is not possible to estimate when these proceedings will be finally decided. If all or part of the New Regulatory Framework were held to be unconstitutional, there would be uncertain consequences for the validity of existing regulation and the further development of the regulatory framework. The outcome of the legal proceedings is difficult to predict, but it could have an adverse impact on the entire energy sector, including our Brazilian business and operations. Due to the duration of the lawsuit, it is possible that the Brazilian Federal Supreme Court will not give retroactive effect to its decision, but rather preserve the validity of past acts applying a judicial practice known as modulation of effects. Revised, reinterpreted or additional laws and regulations that delay our ability to obtain permits necessary to commence operations or that result in increased compliance costs or additional operating costs and restrictions could have an adverse effect on our business, the ability to expand our business, including into new markets, results of operations, financial condition, liquidity and prospects.

In the United States and Puerto Rico, approvals of the Department of Energy (“DOE”) under Section 3 of the NGA, as well as several other material governmental and regulatory permits, approvals and authorizations, including under the CAA and the CWA and their state analogues, may be required in order to construct and operate an LNG facility and export LNG. Permits, approvals and authorizations obtained from the DOE and other federal and state regulatory agencies also contain ongoing conditions, and additional requirements may be imposed. Certain federal permitting processes may trigger the requirements of the National Environmental Policy Act (“NEPA”), which requires federal agencies to evaluate major agency actions that have the potential to significantly impact the environment. Compliance with NEPA may extend the time and/or increase the costs for obtaining necessary governmental approvals associated with our operations and create independent risk of legal challenges to the adequacy of the NEPA analysis, which could result in delays that may adversely affect our business, contracts, financial condition, operating results, cash flow, liquidity and profitability. On July 15, 2020, the White House Council on Environmental Quality issued a final rule revising its NEPA regulations. These regulations have taken legal effect, and although they have been challenged in court, they have not been stayed. The Council on Environmental Quality has announced that it is engaged in an ongoing and comprehensive review of the revised regulations and is assessing whether and how the Council may ultimately undertake a new rulemaking to revise the regulations. The impacts of any such future revisions that may be adopted are uncertain and indeterminable for the foreseeable future. On June 18, 2020, we received an order from FERC, which asked us to explain why our San Juan Facility is not subject to FERC’s jurisdiction under section 3 of the NGA. Because we do not believe that the San Juan Facility is jurisdictional, we provided our reply to FERC on July 20, 2020, and requested that FERC act expeditiously. On March 19, 2021, FERC issued an order that the San Juan Facility does fall under FERC jurisdiction. FERC directed us to file an application for authorization to operate the San Juan Facility within 180 days of the order, which is September 15, 2021, but also found that allowing operation of the San Juan Facility to continue during the pendency of an application is in the public interest. FERC also concluded that no enforcement action against us is warranted, presuming we comply with the requirements of the order. Parties to the proceeding, including the Company, sought rehearing of the March 19, 2021 FERC order, and FERC denied all requests for rehearing in an order issued on July 15, 2021. We have filed petitions for review of FERC’s March 19, 2021 and July 15, 2021 orders with the United States Court of Appeals for the District of Columbia Circuit. No other party has sought review of FERC’s orders. While our petitions for review are pending, and in order to comply with the FERC’s directive, on September 15, 2021, we filed an application for authorization to operate the San Juan Facility, which remains pending.

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

The design, construction and operation of our infrastructure, facilities and businesses, including our FSRUs, FLNGs and LNG carriers, the import and export of LNG and the transportation of natural gas, among others, are highly regulated activities at the national, state and local levels and are subject to various approvals and permits. The process to obtain the permits, approvals and authorizations we need to conduct our business, and the interpretations of those rules, is complex, time-consuming, challenging and varies in each jurisdiction in which we operate. We may be unable to obtain such approvals on terms that are satisfactory for our operations and on a timeline that meets our commercial obligations. Many of these permits, approvals and authorizations require public notice and comment before they can be issued, which can lead to delays to respond to such comments, and even potentially to revise the permit application. We may also be (and have been in select circumstances) subject to local opposition, including citizens groups or non-governmental organizations such as environmental groups, which may create delays and challenges in our permitting process and may attract negative publicity, which may create an adverse impact on our reputation. In addition, such rules change frequently and are often subject to discretionary interpretations, including administrative and judicial challenges by regulators, all of which may make compliance more difficult and may increase the length of time it takes to receive regulatory approval for our operations, particularly in countries where we operate, such as Mexico and Brazil. For example, in Mexico, we have obtained substantially all permits but are awaiting regasification and transmission permits for our power plant and permits necessary to operate our terminal. We do not know the precise date when we will receive the permits we need to commence full commercial operations. We intend to apply for an updated permits for the Pennsylvania Facility with the aim of obtaining these permits to coincide with the commencement of construction activities. We cannot assure if or when we will receive this permit, which is needed prior to commencing certain construction activities related to the facility. Any administrative and judicial challenges can delay and protract the process for obtaining and implementing permits and can also add significant costs and uncertainty. We cannot control the outcome of any review or approval process, including whether or when any such permits and authorizations will be obtained, the terms of their issuance, or possible appeals or other potential interventions by third parties that could interfere with our ability to obtain and maintain such permits and authorizations or the terms thereof. Furthermore, we are developing new technologies and operate in jurisdictions that may lack mature legal and regulatory systems and may experience legal instability, which may be subject to regulatory and legal challenges, instability or clarity of application of laws, rules and regulations to our business and new technology, which can result in difficulties and instability in obtaining or securing required permits or authorizations. There is no assurance that we will obtain and maintain these permits and authorizations on favorable terms, or that we will be able to obtain them on a timely basis, and we may not be able to complete our projects, start or continue our operations, recover our investment in our projects and may be subject to financial penalties or termination under our customer and other agreements, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

The substantial majority of our anticipated revenue in 2022 will be dependent upon our assets and customers in Jamaica, Brazil and Puerto Rico. Our operations in Jamaica began in October 2016, when our Montego Bay Facility commenced commercial operations, and continue to grow, and our San Juan Facility became fully operational in the third quarter of 2020. We commenced our operations in Brazil in 2021, following the Mergers, and have been operating in Brazil through our joint venture for the Sergipe Facility and the Sergipe Power Plant. Jamaica, Brazil and Puerto Rico have historically experienced economic volatility and the general condition and performance of their economies, over which we have no control, may affect our business, financial condition and results of operations. Jamaica, Puerto Rico and Brazil are subject to acts of terrorism or sabotage and natural disasters, in particular hurricanes, extreme weather conditions, crime and similar other risks which may negatively impact our operations in the region. See “—Risks Related to the Jurisdictions in which we Operate—We are subject to the economic, political, social and other conditions in the jurisdictions in which we operate.” We may also be affected by trade restrictions, such as tariffs or other trade controls. Additionally, tourism is a significant driver of economic activity in the Caribbean and Brazil and directly and indirectly affects local demand for our LNG and therefore our results of operations. Trends in tourism in the Caribbean and Brazil are primarily driven by the economic condition of the tourists’ home country or territory, the condition of their destination, and the availability, affordability and desirability of air travel and cruises. Additionally, unexpected factors could reduce tourism at any time, including local or global economic recessions, terrorism, travel restrictions, pandemics, including the COVID-19 pandemic, severe weather or natural disasters. Due to our current lack of asset and geographic diversification, an adverse development at our facilities in Jamaica, Brazil or Puerto Rico, in the energy industry or in the economic conditions in Jamaica, Brazil or Puerto Rico, would have a significantly greater impact on our financial condition and operating results than if we maintained more diverse assets and operating areas.

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

We are actively pursuing a significant number of new contracts for the sale of LNG, natural gas, steam, and power with multiple counterparties in multiple jurisdictions. Counterparties commemorate their purchasing commitments for these products in various degrees of formality ranging from traditional contracts to less formal arrangements, including non-binding letters of intent, non-binding memorandums of understanding, non-binding term sheets and responding to requests for proposals with potential customers. These agreements and any award following a request for proposals are subject to negotiating final definitive documents. The negotiation process may cause us or our potential counterparty to adjust the material terms of the agreement, including the price, term, schedule and any related development obligations. We cannot assure you if or when we will enter into binding definitive agreements for transactions initially described in non-binding agreements, and the terms of our binding agreements may differ materially from the terms of the related non-binding agreements. For example, we were unable to reach a definitive agreement with an affiliate of Eni s.p.a regarding a potential tolling arrangement. In addition, the effectiveness of our binding agreements can be subject to a number of conditions precedent that may not materialize, rendering such agreements non-effective. Moreover, while certain of our long-term contracts contain minimum volume commitments, our expected sales to customers under existing contracts may be substantially in excess of such minimum volume commitments. Our near-term ability to generate cash is dependent on these customers’ continued willingness and ability to nominate in excess of such minimum quantities and to perform their obligations under their respective contracts. Given the variety of sales processes and counterparty acknowledgements of the volumes they will purchase, we sometimes identify potential sales volumes as being either “Committed” or “In Discussion.” “Committed” volumes generally refer to the volumes that management expects to be sold under binding contracts or awards under requests for proposals. “In Discussion” volumes generally refer to volumes related to potential customers that management is actively negotiating, responding to a request for proposals, or with respect to which management anticipates a request for proposals or competitive bid process to be announced based on discussions with potential customers. Management’s estimations of “Committed” and “In Discussion” volumes may prove to be incorrect. Accordingly, we cannot assure you that “Committed” or “In Discussion” volumes will result in actual sales, and such volumes should not be used to predict the company’s future results. We may never sign a binding agreement to sell our products to the counterparty, or we may sell much less volume than we estimate, which could result in our inability to generate the revenues and profits we anticipate, having a material adverse effect on our results of operations and financial condition.

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
•decreases in the cost of competing sources of natural gas, LNG or alternate fuels such as coal, heavy fuel oil and automotive diesel oil (“ADO”);
•decreases in the price of LNG; and
•displacement of LNG or fossil fuels more broadly by alternate fuels or energy sources or technologies (including but not limited to nuclear, wind, solar, biofuels and batteries) in locations where access to these energy sources is not currently available or prevalent.

In addition, we may not be able to successfully execute on our strategy to supply our existing and future customers with LNG produced primarily at our own liquefaction facilities upon completion of the Pennsylvania Facility or through our Fast LNG solution. Various competitors have and are developing LNG facilities in other markets, which will compete with our LNG facilities, including our Fast LNG solution. Some of these competitors have longer operating histories, more development experience, greater name recognition, larger staffs, larger and more versatile fleets, and substantially greater financial, technical and marketing resources than we currently possess. We also face competition for the contractors needed to build our facilities and skilled employees. See “—We may experience increased labor costs and regulation, and the unavailability of skilled workers or our failure to attract and retain qualified personnel, as well as our ability to comply with such labor laws, could adversely affect us.” The superior resources that some of these competitors have available for deployment could allow them to compete successfully against us, which could have a material adverse effect on our business, ability to realize benefits from future projects, results of operations, financial condition, liquidity and prospects. We anticipate that an increasing number of marine transportation companies, including many with strong reputations and extensive resources and experience will enter the LNG transportation market and the FSRU market. This increased competition may cause greater price competition for our products. As a result of these factors, we may be unable to expand our relationships with existing customers or to obtain new customers on a favorable basis, if at all, which would have a material adverse effect on our business, results of operations and financial condition.

Failure of LNG to be a competitive source of energy in the markets in which we operate, and seek to operate, could adversely affect our expansion strategy.

Our operations are, and will be, dependent upon LNG being a competitive source of energy in the markets in which we operate. In the United States, due mainly to a historic abundant supply of natural gas and discoveries of substantial quantities of unconventional or shale natural gas, imported LNG has not developed into a significant energy source. The success of the domestic liquefaction component of our business plan is dependent, in part, on the extent to which natural gas can, for significant periods and in significant volumes, be produced in the United States at a lower cost than the cost to produce some domestic supplies of other alternative energy sources, and that it can be transported at reasonable rates through appropriately scaled infrastructure. Since August 2021, LNG prices have increased materially, and global events, such as the COVID-19 pandemic, Russia’s invasion of Ukraine and global inflationary pressures, have generated further energy pricing volatility, which can have an adverse effect on market pricing of LNG and global demand for our products, as well as our ability to remain competitive in the markets in which we operate. Potential expansion in the Caribbean, Latin America and other parts of world where we may operate is primarily dependent upon LNG being a competitive source of energy in those geographical locations. For example, in the Caribbean, due mainly to a lack of regasification infrastructure and an underdeveloped international market for natural gas, natural gas has not yet developed into a significant energy source. In Brazil, hydroelectric power generation is the predominant source of electricity and LNG is one of several other energy sources used to supplement hydroelectric generation. The success of our operations is dependent, in part, on the extent to which LNG can, for significant periods and in significant volumes, be produced internationally and delivered to our customers at a lower cost than the cost to deliver other alternative energy sources.

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

Adverse trends or developments affecting any of these factors, including the timing of the impact of these factors in relation to our purchases and sales of natural gas and LNG could result in increases in the prices we have to pay for natural gas or LNG, which could materially and adversely affect the performance of our customers, and could have a material adverse effect on our business, contracts, financial condition, operating results, cash flows, liquidity and prospects. The COVID-19 pandemic and certain actions by the Organization of the Petroleum Exporting Countries ("OPEC") related to the supply of oil in the market have caused volatility and disruption in the price of oil which may negatively impact our potential customers’ willingness or ability to enter into new contracts for the purchase of natural gas. Additionally, in situations where our supply chain has capacity constraints and as a result we are unable to receive all volumes under our long-term LNG supply agreements, our supplier may sell volumes of LNG in a mitigation sale to third parties. In these cases, the factors above may impact the price and amount we receive under mitigation sales and we may incur losses that would have an adverse impact on our financial condition, results of operations and cash flows. Conversely, current market conditions have made LNG values high relative to long term pricing benchmarks, which has given LNG sellers the potential ability to fail to deliver volumes, pay the contractual penalty, but divert LNG to more profitable markets. Recently, the LNG industry has experienced increased volatility. If market disruptions and bankruptcies of third-party LNG suppliers and shippers negatively impacts our ability to purchase a sufficient amount of LNG or significantly increases our costs for purchasing LNG, our business, operating results, cash flows and liquidity could be materially and adversely affected. There can be no assurance we will achieve our target cost or pricing goals. In particular, because we have not currently procured fixed-price, long-term LNG supply to meet all future customer demand, increases in LNG prices and/or shortages of LNG supply could adversely affect our profitability. Our actual costs and any profit realized on the sale of our LNG may vary from the estimated amounts on which our contracts for feedgas were originally based. There is inherent risk in the estimation process, including significant changes in the demand for and price of LNG as a result of the factors listed above, many of which are outside of our control. If LNG were to become unavailable for current or future volumes of natural gas due to repairs or damage to supplier facilities or tankers, lack of capacity, impediments to international shipping or any other reason, our ability to continue delivering natural gas, power or steam to end-users could be restricted, thereby reducing our revenues. Any permanent interruption at any key LNG supply chains that caused a material reduction in volumes transported on or to our tankers and facilities could have a material adverse effect on our business, financial condition, operating results, cash flow, liquidity and prospects.

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

Under our GSAs, PPAs and SSAs, we are required to deliver to our customers specified amounts of LNG, natural gas, power and steam, respectively, at specified times and within certain specifications, all of which requires us to obtain sufficient amounts of LNG from third-party LNG suppliers or our own portfolio. We may not be able to purchase or receive physical delivery of sufficient quantities of LNG to satisfy those delivery obligations, which may provide a counterparty with the right to terminate its GSA, PPA or SSA, as applicable, or subject us to penalties and indemnification obligations under those agreements. While we have entered into supply agreements for the purchase of LNG between 2022 and 2030, we may need to purchase significant additional LNG volumes to meet our delivery obligations to our downstream customers. Price fluctuations in natural gas and LNG may make it expensive or uneconomical for us to acquire adequate supply of these items or to sell our inventory of natural gas or LNG at attractive prices. Failure to secure contracts for the purchase of a sufficient amount of LNG or at favorable prices could materially and adversely affect our business, operating results, cash flows and liquidity. Additionally, we are dependent upon third-party LNG suppliers and shippers and other tankers and facilities to provide delivery options to and from our tankers and energy-related infrastructure. If any third parties were to default on their obligations under our contracts or seek bankruptcy protection, we may not be able to replace such contracts or purchase LNG on the spot market or receive a sufficient quantity of LNG in order to satisfy our delivery obligations under our GSAs, PPAs and SSAs or at favorable terms. Under tanker charters, we will be obligated to make payments for our chartered tankers regardless of use. We may not be able to enter into contracts with purchasers of LNG in quantities equivalent to or greater than the amount of tanker capacity we have purchased, as our vessels maybe be too small for those obligations. Any such failure to purchase or receive delivery of LNG or natural gas in sufficient quantities could result in our failure to satisfy our obligations to our customers, which could lead to delay penalties and potentially a termination of agreements with our customers. Any such failure to sell our inventory of natural gas or LNG at attractive prices could materially and adversely affect our business, operating results, cash flows and liquidity.

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

We have developed our Fast LNG strategy to procure and deliver LNG to our customers more quickly and cost-effectively than traditional LNG procurement and delivery strategies used by other market participants. Our ability to create and maintain a competitive position in the natural gas liquefaction industry may be adversely affected by our inability to effectively implement our Fast LNG technology. We are in the process of designing and constructing our first Fast LNG solution, and are therefore subject to construction risks, risks associated with third-party contracting and service providers, permitting and regulatory risks. See “—We are subject to various construction risks” and “—We depend on third-party contractors, operators and suppliers.” Because our Fast LNG technology is a new technology that has not been previously implemented, tested or proven, we are also exposed to unknown and unforeseen risks associated with the development of new technologies, including failure to meet design and engineering specifications, incompatibility of systems, inability to contract or employ third parties with sufficient experience in technologies used or inability by contractors to perform their work, delays and schedule changes, high costs and expenses that may be subject to increase or difficult to anticipate, regulatory and legal challenges, instability or clarity of application of laws, rules and regulations to the technology, and added difficulties in obtaining or securing required permits or authorizations, among others. See “—Failure to obtain and maintain permits, approvals and authorizations from governmental and regulatory agencies and third parties on favorable terms could impede operations and construction.” The success and profitability of our Fast LNG technology is also dependent on the volatility of the price of natural gas and LNG compared to the related levels of capital spending required to implement the technology. Natural gas and LNG prices have at various times been and may become volatile due to one or more of factors. Volatility or weakness in natural gas or LNG prices could render our LNG procured through Fast LNG too expensive for our customers, and we may not be able to obtain our anticipated return on our investment or make our technology profitable. In addition, we may seek to construct and develop floating offshore liquefaction units as part of our Fast LNG in jurisdictions with increased political, economic, social and legal instability, lack of regulatory clarity of application of laws, rules and regulations to our technology, and could potentially expose us to additional jurisdictional risks related to currency exchange, tariffs and other taxes, changes in laws, civil unrest, and similar risks. See “—Risks Related to the Jurisdictions in which we Operate—We are subject to the economic, political, social and other conditions in the jurisdictions in which we operate.” Furthermore, as part of our business strategy for Fast LNG, we may enter into tolling agreements with third parties, including in developing countries, and these counterparties may have greater credit risk than typical. Therefore, we may be exposed to greater customer credit risk than other companies in the industry. Our credit procedures and policies may be inadequate to sufficiently eliminate risks of nonpayment and nonperformance. We may not be able to successfully develop, construct and implement our Fast LNG solution, and even if we succeed in developing and constructing the technology, we may ultimately not be able to realize the cost savings and revenues we currently expect to achieve from it, which could result in a material adverse effect upon our operations and business.

We have incurred, and may in the future incur, a significant amount of debt.

On an ongoing basis, we engage with lenders and other financial institutions in an effort to improve our liquidity and capital resources. As of December 31, 2021 and June 30, 2022, we had approximately $3,896 million and $4,191 million, respectively, aggregate principal amount of indebtedness outstanding on a consolidated basis. In connection with the Mergers, we assumed a significant amount of indebtedness, including guarantees and preferred shares, and we incurred a significant amount of debt to pay a portion of the purchase price for the GMLP Merger, to refinance certain debt of GMLP and its subsidiaries, to pay related fees and expenses, and for general corporate purposes. The terms and conditions of our indebtedness, including some of the indebtedness we assumed as part of the Mergers, include restrictive covenants that may limit our ability to operate our business, to incur or refinance our debt, engage in certain transactions, and require us to maintain certain financial ratios, among others, any of which may limit our ability to finance future operations and capital needs, react to changes in our business and in the economy generally, and to pursue business opportunities and activities. If we fail to comply with any of these restrictions or are unable to pay our debt service when due, our debt could be accelerated or cross-accelerated, and we cannot assure you that we will have the ability to repay such accelerated debt. Any such default could also have adverse consequences to our status and reporting requirements, reducing our ability to quickly access the capital markets. Our ability to service our existing and any future debt will depend on our performance and operations, which is subject to factors that are beyond our control and compliance with covenants in the agreements governing such debt. We may incur additional debt to fund our business and strategic initiatives. If we incur additional debt and other obligations, the risks associated with our substantial leverage and the ability to service such debt would increase, which could have a material adverse effect on our business, results of operation and financial condition.

Our business is dependent upon obtaining substantial additional funding from various sources, which may not be available or may only be available on unfavorable terms.

We believe we will have sufficient liquidity, cash flow from operations and access to additional capital sources to fund our capital expenditures and working capital needs for the next 12 months and the reasonably foreseeable future. In the future, we expect to incur additional indebtedness to assist us in developing our operations and we are considering alternative financing options, including in specific markets or the opportunistic sale of one of our non-core assets. We also historically have relied, and in the future will likely rely, on borrowings under term loans and other debt instruments to fund our capital expenditures. If any of the lenders in the syndicates backing these debt instruments were unable to perform on its commitments, we may need to seek replacement financing. We cannot assure you that such additional funding will be available on acceptable terms, or at all. Our ability to raise additional capital on acceptable terms will depend on financial, economic and market conditions, which have increased in volatility and at times have been negatively impacted due to the COVID-19 pandemic, our progress in executing our business strategy and other factors, many of which are beyond our control, including domestic or international economic conditions, increases in key benchmark interest rates and/or credit spreads, the adoption of new or amended banking or capital market laws or regulations, the re-pricing of market risks and volatility in capital and financial markets, risks relating to the credit risk of our customers and the jurisdictions in which we operate, as well as general risks applicable to the energy sector. Additional debt financing, if available, may subject us to increased restrictive covenants that could limit our flexibility in conducting future business activities and could result in us expending significant resources to service our obligations. Additionally, we may need to adjust the timing of our planned capital expenditures and facilities development depending on the requirements of our existing financing and availability of such additional funding. If we are unable to obtain additional funding, approvals or amendments to our financings outstanding from time to time, or if additional funding is only available on terms that we determine are not acceptable to us, we may be unable to fully execute our business plan, we may be unable to pay or refinance our indebtedness or to fund our other liquidity needs, and our financial condition or results of operations may be materially adversely affected.

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

Weather events such as storms and related storm activity and collateral effects, or other disasters, accidents, catastrophes or similar events, natural or manmade, such as explosions, fires, seismic events, floods or accidents, could result in damage to our facilities, liquefaction facilities, or related infrastructure, interruption of our operations or our supply chain, as well as delays or cost increases in the construction and the development of our proposed facilities or other infrastructure. Changes in the global climate may have significant physical effects, such as increased frequency and severity of storms, floods and rising sea levels; if any such effects were to occur, they could have an adverse effect on our marine and coastal operations. Due to the nature of our operations, we are particularly exposed to the risks posed by hurricanes, tropical storms and their collateral effects, in particular with respect to fleet operations, floating offshore liquefaction units and other infrastructure we may develop in connection with our Fast LNG technology. In particular, we may seek to construct and develop floating offshore liquefaction units as part of our Fast LNG in locations that are subject to risks posed by hurricanes and similar severe weather conditions or natural disasters or other adverse events or conditions that could severely affect our infrastructure, resulting in damage or loss, contamination to the areas, and suspension of our operations. For example, our operations in coastal regions in southern Florida, the Caribbean, and Latin America are frequently exposed to natural hazards such as sea-level rise, coastal flooding, cyclones, extreme heat, hurricanes, and earthquakes. These climate risks can affect our operations, potentially even damaging or destroying our facilities, leading to production downgrades, costly delays, reduction in workforce productivity, and potential injury to our people. In addition, jurisdictions with increased political, economic, social and legal instability, lack of regulatory clarity of application of laws, rules and regulations to our technology, and could potentially expose us to additional jurisdictional risks related to currency exchange, tariffs and other taxes, changes in laws, civil unrest, and similar risks. In addition, because of the location of some of our operations, we are subject to other natural phenomena, including earthquakes, such as the one that occurred near Puerto Rico in January 2020, which resulted in a temporary delay of development of our Puerto Rico projects. If one or more tankers, pipelines, facilities, liquefaction facilities, vessels, equipment or electronic systems that we own, lease or operate or that deliver products to us or that supply our facilities, liquefaction facilities, and customers’ facilities are damaged by severe weather or any other disaster, accident, catastrophe or similar event, our construction projects and our operations could be significantly interrupted, damaged or destroyed. These delays, interruptions and damages could involve substantial damage to people, property or the environment, and repairs could take a significant amount of time, particularly in the event of a major interruption or substantial damage. We do not, nor do we intend to, maintain insurance against all of these risks and losses. We may not be able to maintain desired or required insurance in the future at rates that we consider reasonable. See “—Our insurance may be insufficient to cover losses that may occur to our property or result from our operations.” The occurrence of a significant event, or the threat thereof, could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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

Any failure in environmental, social, health and safety performance from our operations may result in an event that causes personal harm or injury to our employees, other persons, and/or the environment, as well as the imposition of injunctive relief and/or penalties or fines for non-compliance with relevant regulatory requirements or litigation. Such a failure, or a similar failure elsewhere in the energy industry (including, in particular, LNG liquefaction, storage, transportation or regasification operations), could generate public concern, which may lead to new laws and/or regulations that would impose more stringent requirements on our operations, have a corresponding impact on our ability to obtain permits and approvals, and otherwise jeopardize our reputation or the reputation of our industry as well as our relationships with relevant regulatory agencies and local communities. As the owner and operator of our facilities and owner or charteror of our vessels, we may be liable, without regard to fault or the lawfulness of the original conduct, for the release of certain types or quantities of hazardous substances into the environment at or from our facilities and for any resulting damage to natural resources, which could result in substantial liabilities, fines and penalties, capital expenditures related to cleanup efforts and pollution control equipment, and restrictions or curtailment of our operations. Any such liabilities, fines and penalties that exceed the limits of our insurance coverage. See “—Our insurance may be insufficient to cover losses that may occur to our property or result from our operations.” Individually or collectively, these developments could adversely impact our ability to expand our business, including into new markets.

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

The requirements for permits or authorizations to conduct these activities vary depending on the location where such drilling and completion activities will be conducted. Several jurisdictions have adopted or considered adopting regulations to impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing operations, or to ban hydraulic fracturing altogether. As with most permitting and authorization processes, there is a degree of uncertainty as to whether a permit will be granted, the time it will take for a permit or approval to be issued and any conditions which may be imposed in connection with the granting of the permit. See “—Failure to obtain and maintain permits, approvals and authorizations from governmental and regulatory agencies and third parties on favorable terms could impede operations and construction.” Certain regulatory authorities have delayed or suspended the issuance of permits or authorizations while the potential environmental impacts associated with issuing such permits can be studied and appropriate mitigation measures evaluated. In addition, some local jurisdictions have adopted or considered adopting land use restrictions, such as city or municipal ordinances, that may restrict the performance of or prohibit the well drilling in general and/or hydraulic fracturing in particular. Increased regulation or difficulty in permitting of hydraulic fracturing, and any corresponding increase in domestic natural gas prices, could materially adversely affect demand for LNG and our ability to develop commercially viable LNG facilities.

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

Certain activities related to our logistics and shipping operations may constitute “coastwise trade” within the meaning of laws and regulations of the U.S. and other jurisdictions in which we operate. Under these laws and regulations, often referred to as cabotage laws, including the Jones Act in the U.S., only vessels meeting specific national ownership and registration requirements or which are subject to an exception or exemption, may engage in such “coastwise trade.” When we operate or charter foreign-flagged vessels, we do so within the current interpretation of such cabotage laws with respect to permitted activities for foreign-flagged vessels. Significant changes in cabotage laws or to the interpretation of such laws in the places where we operate could affect our ability to operate or charter, or competitively operate or charter, our foreign-flagged vessels in those waters. If we do not continue to comply with such laws and regulations, we could incur severe penalties, such as fines or forfeiture of any vessels or their cargo, and any noncompliance or allegations of noncompliance could disrupt our operations in the relevant jurisdiction. Any noncompliance or alleged noncompliance could have a material adverse effect on our reputation, our business, our results of operations and cash flows, and could weaken our financial condition.

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

We rely on electronic systems and networks to communicate, control and manage our operations and prepare our financial management and reporting information. If we record inaccurate data or experience infrastructure outages, our ability to communicate and control and manage our business could be adversely affected. We face various security threats, including cybersecurity threats from third parties and unauthorized users to gain unauthorized access to sensitive information or to render data or systems unusable, threats to the security of our facilities, liquefaction facilities, and infrastructure or third-party facilities and infrastructure, such as processing plants and pipelines, and threats from terrorist acts. Our network systems and storage and other business applications, and the systems and storage and other business applications maintained by our third-party providers, have been in the past, and may be in the future, subjected to attempts to gain unauthorized access to our network or information, malfeasance or other system disruptions.

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

We are dependent upon the available labor pool of skilled employees for the construction and operation of our facilities and liquefaction facilities, as well as our FSRUs, FLNGs and LNG carriers. We compete with other energy companies and other employers to attract and retain qualified personnel with the technical skills and experience required to construct and operate our infrastructure and assets and to provide our customers with the highest quality service. In addition, the tightening of the labor market due to the shortage of skilled employees may affect our ability to hire and retain skilled employees, impair our operations and require us to pay increased wages. We are subject to labor laws in the jurisdictions in which we operate and hire our personnel, which can govern such matters as minimum wage, overtime, union relations, local content requirements and other working conditions. For example, Brazil and Indonesia, where some of our vessels operate, require we hire a certain portion of local personnel to crew our vessels. Any inability to attract and retain qualified local crew members could adversely affect our operations, business, results of operations and financial condition. Furthermore, should there be an outbreak of COVID-19 on our facilities or vessels, adequate staffing or crewing may not be available to fulfill the obligations under our contracts. Due to COVID-19, we could face (i) difficulty in finding healthy qualified replacement employees; (ii) local or international transport or quarantine restrictions limiting the ability to transfer infected employees from or to our facilities or vessels, and (iii) restrictions in availability of supplies needed for our projects due to disruptions to third-party suppliers or transportation alternatives. See “—General Risks—We are unable to predict the extent to which the global COVID-19 pandemic will negatively affect our operations, financial performance, nor our ability to achieve our strategic objectives. We are also unable to predict how this global pandemic may affect our customers and suppliers.” A shortage in the labor pool of skilled workers or other general inflationary pressures or changes in applicable laws and regulations, could make it more difficult for us to attract and retain qualified personnel and could require an increase in the wage and benefits packages that we offer, thereby increasing our operating costs. Any increase in our operating costs could materially and adversely affect our business, financial condition, operating results, liquidity and prospects.

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

Our projects are located in Jamaica and the United States (including Puerto Rico), the Caribbean, Brazil, Mexico, Ireland, Nicaragua and other geographies and we have operations and derive revenues from additional markets. Furthermore, part of our strategy consists in seeking to expand our operations to other jurisdictions. As a result, our projects, operations, business, results of operations, financial condition and prospects are materially dependent upon economic, political, social and other conditions and developments in these jurisdictions. Some of these countries have experienced political, security, and social economic instability in the recent past and may experience instability in the future, including devaluation, depreciation, currency exchange controls, inflation, economic downturns, political instability, social unrest, terrorism, corruption and bribery. For example, in 2019, public demonstrations in Puerto Rico led to the governor’s resignation and the political change interrupted the bidding process for the privatization of PREPA’s transmission and distribution systems. While our operations were not, to date, impacted by the demonstrations or changes in Puerto Rico’s administration, any substantial disruption in our ability to perform our obligations under the Fuel Sale and Purchase Agreement with PREPA could have a material adverse effect on our financial condition, results of operations and cash flows. Furthermore, we cannot predict how our relationship with PREPA could change given PREPA’s award for its transmission and distribution system. PREPA may seek to find alternative power sources or purchase substantially less natural gas from us than what we currently expect to sell to PREPA. Moreover, the Sri Lankan government has experienced substantial disruption, which has delayed the development of our facility in Colombo, Sri Lanka and may require us to postpone the project indefinitely. The governments in these jurisdictions differ widely with respect to structure, constitution and stability and some countries lack mature legal and regulatory systems. Governments may seek to impose controls on prices, exchange rates, local and foreign investment and international trade, restrict the ability of companies to dismiss employees, expropriate private sector assets and prohibit the remittance of profits to foreign investors. As our operations depend on governmental approval and regulatory decisions, we may be adversely affected by changes in the political structure or government representatives in each of the countries in which we operate. Any extreme levels of political instability resulting in changes of governments, internal conflict, unrest and violence, especially from terrorist organizations prevalent in the region, could lead to economic disruptions and shutdowns in industrial activities. In addition, these jurisdictions, particularly emerging countries, are subject to risk of contagion from the economic, political and social developments in other emerging countries and markets.

Furthermore, some of the regions in which we operate have been subject to significant levels of terrorist activity and social unrest, particularly in the shipping and maritime industries. Past political conflicts in certain of these regions have included attacks on vessels, mining of waterways and other efforts to disrupt shipping in the area. In addition to acts of terrorism, vessels trading in these and other regions have also been subject, in limited instances, to piracy. For example, the operations of Hilli Corp in Cameroon, which has experienced instability in its socio-political environment, under the LTA are subject to higher political and security risks than operations in other areas of the world. Tariffs, trade embargoes and other economic sanctions by the United States or other countries against countries in the Middle East, Southeast Asia, Africa or elsewhere as a result of terrorist attacks, hostilities or otherwise may limit trading activities with those countries. See “—Our Charterers may inadvertently violate applicable sanctions and/or call on ports located in, or engage in transactions with, countries that are subject to restrictions imposed by the U.S. or other governments, which could adversely affect its business.” We do not, nor do we intend to, maintain insurance (such as business interruption insurance or terrorism) against all of these risks and losses. Any claims covered by insurance will be subject to deductibles, which may be significant, and we may not be fully reimbursed for all the costs related to any losses created by such risks. See “—Our insurance may be insufficient to cover losses that may occur to our property or result from our operations.” As a result, the occurrence of any economic, political, social and other instability or adverse conditions or developments in the jurisdictions in which we operate, could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Our financial condition and operating results may be adversely affected by foreign exchange fluctuations.

While our consolidated financial statements are presented in U.S. dollars, we generate revenues and incur operating expenses and indebtedness in local currencies in the countries where we operate, such as, among others, the euro, the Mexican peso and the Brazilian real. The amount of our revenues denominated in a particular currency in a particular country typically varies from the amount of expenses or indebtedness incurred by our operations in that country given that certain costs may be incurred in a currency different from the local currency of that country, such as the U.S. dollar. Therefore, fluctuations in exchange rates used to translate other currencies into U.S. dollars could result in potential losses and reductions in our margins resulting from currency fluctuations, which may impact our reported consolidated financial condition, results of operations and cash flows from period to period. These fluctuations in exchange rates will also impact the value of our investments and the return on our investments. Additionally, some of the jurisdictions in which we operate may limit our ability to exchange local currency for U.S. dollars and elect to intervene by implementing exchange rate regimes, including sudden devaluations, periodic mini devaluations, exchange controls, dual exchange rate markets and a floating exchange rate system. There can be no assurance that non-U.S. currencies will not be subject to volatility and depreciation or that the current exchange rate policies affecting these currencies will remain the same. For example, the Mexican peso and the Brazilian real have experienced significant fluctuations relative to the U.S. dollar in the past. We may choose not to hedge, or we may not be effective in efforts to hedge, this foreign currency risk. See “—Risks Related to our Business—Any use of hedging arrangements may adversely affect our future operating results or liquidity.” Depreciation or volatility of these currencies against the U.S. dollar could cause counterparties to be unable to pay their contractual obligations under our agreements or to lose confidence in us and may cause our expenses to increase from time to time relative to our revenues as a result of fluctuations in exchange rates, which could affect the amount of net income that we report in future periods.

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

Affiliates of certain entities controlled by Wesley R. Edens, Randal A. Nardone and affiliates of Fortress Investment Group LLC (“Founder Entities”) hold a majority of the voting power of our stock. In addition, pursuant to the Shareholders’ Agreement, dated as of February 4, 2019, by and among the Company and the respective parties thereto (the “Shareholders’ Agreement”), the Founder Entities currently have the right to nominate a majority of the members of our Board of Directors. Furthermore, the Shareholders’ Agreement provides that the parties thereto will use their respective reasonable efforts (including voting or causing to be voted all of the Company’s voting shares beneficially owned by each) to cause to be elected to the Board, and to cause to continue to be in office the director nominees selected by the Founder Entities. Affiliates of NFE SMRS Holdings LLC are parties to the Shareholders’ Agreement and as of June 30, 2022 hold approximately 16% of the voting power of our stock. As a result, we are a controlled company within the meaning of the Nasdaq corporate governance standards. Under Nasdaq rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a controlled company and may elect not to comply with certain Nasdaq corporate governance requirements, including the requirements that:

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

As of June 30, 2022, affiliates of the Founder Entities own an aggregate of approximately 87,136,768 shares of Class A common stock, representing 42.0% of our voting power. As of June 30, 2022, Wesley R. Edens, Randal A. Nardone and Fortress Investment Group LLC directly or indirectly own 47,540,925 shares, 26,196,526 shares and 13,399,317 shares, respectively, of our Class A common stock, representing 22.9%, 12.6% and 6.5% of the voting power of the Class A common stock, respectively. The beneficial ownership of greater than 50% of our voting stock means affiliates of the Founder Entities are able to control matters requiring stockholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our Class A common stock will be able to affect the way we are managed or the direction of our business. The interests of the affiliates of the Founder Entities with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders, including holders of the Class A common stock.

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

Our Certificate of Incorporation and Bylaws, as well as Delaware law, contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our Class A common stock and could deprive our investors of the opportunity to receive a premium for their Class A common stock.

Our Certificate of Incorporation and Bylaws authorize our board of directors to issue preferred stock without stockholder approval in one or more series, designate the number of stock constituting any series, and fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. If our board of directors elects to issue preferred stock, it could be more difficult for a third-party to acquire us. In addition, some provisions of our Certificate of Incorporation and Bylaws could make it more difficult for a third-party to acquire control of us, even if the change of control would be beneficial to our security holders. These provisions include:

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

Our Bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is, to the fullest extent permitted by applicable law, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim against us or any of our directors, officers or employees arising pursuant to any provision of our organizational documents or the Delaware General Corporation Law, or (iv) any action asserting a claim against us or any of our directors, officers or employees that is governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Any person or entity purchasing or otherwise acquiring any interest in our stock will be deemed to have notice of, and consented to, the provisions described in the preceding sentence. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it considers more likely to be favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our organizational documents inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition, results of operations or prospects.

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

Our Certificate of Incorporation and Bylaws authorize us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our Class A common stock in respect of dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our Class A common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the Class A common stock.

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

The COVID-19 pandemic has caused, and is expected to continue to cause, economic disruptions in various regions, disruptions in global supply chains, significant volatility and disruption of financial markets and in the price of oil and other commodities. In addition, the pandemic has made travel and commercial activity significantly more cumbersome and less efficient compared to pre-pandemic conditions. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly-changing and difficult to predict, the pandemic’s impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategies and initiatives, remains uncertain and difficult to predict. Further, the ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transport and workforce pressures); the impact of the pandemic and actions taken in response on global and regional economies, travel, and economic activity; the availability of federal, state, local or non-U.S. funding programs, as well as other monetary and financial policies enacted by governments (including monetary policy, taxation, exchange controls, interest rates, regulation of banking and financial services and other industries, government budgeting and public sector financing); the duration and severity of resurgences of COVID variants; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides. The COVID-19 pandemic has subjected our operations, financial performance and financial condition to a number of operational financial risks. Although the services we provide are generally deemed essential, we may face negative impacts from increased operational challenges based on the need to protect employee health and safety, workplace disruptions and restrictions on the movement of people including our employees and subcontractors, and disruptions to supply chains related to raw materials and goods both at our own facilities, liquefaction facilities and at customers and suppliers. We may also experience a lower demand for natural gas at our existing customers and a decrease in interest from potential customers as a result of the pandemic’s impact on the operations and financial condition of our customers and potential customers, as well as the price of available fuel options, including oil-based fuels as well as strains the pandemic places on the capacity of potential customers to evaluate purchasing our goods and services. We may experience customer requests for potential payment deferrals or other contract modifications and delays of potential or ongoing construction projects due to government guidance or customer requests. Conditions in the financial and credit markets may limit the availability of funding and pose heightened risks to future financings we may require. These and other factors we cannot anticipate could adversely affect our business, financial position and results of operations. It is possible that the longer this period of economic and global supply chain and disruption continues, the greater the uncertainty will be regarding the possible adverse impact on our business operations, financial performance and results of operations.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) None.

Some of our operating subsidiaries, joint venture and special purpose entities are subject to restrictive covenants related to their indebtedness, including restrictions on dividend distributions. For information on our long-term debt obligations and debt and lease restrictions, see “—Liquidity and Capital Resources—Long-Term Debt —“Debt and lease restrictions.”
Item 3.    Defaults upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.

Item 5.    Other Information.
Not applicable.
Item 6.    Exhibits.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of January 13, 2021, by and among NFE, GMLP Merger Sub, GP Buyer, GMLP and the General Partner (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on January 20, 2021).

2.2	Transfer Agreement, dated as of January 13, 2021, by and among GP Buyer, GLNG and the General Partner (incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on January 20, 2021).

2.3	Agreement and Plan of Merger, dated as of January 13, 2021, by and among NFE, Hygo Merger Sub, Hygo and the Hygo Shareholders (incorporated by reference to Exhibit 2.3 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on January 20, 2021).

3.1	Certificate of Formation of New Fortress Energy LLC (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-228339), filed with the SEC on November 9, 2018)

3.2	Certificate of Amendment to Certificate of Formation of New Fortress Energy LLC (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-228339), filed with the SEC on November 9, 2018)

3.3	First Amended and Restated Limited Liability Company Agreement of New Fortress Energy LLC, dated February 4, 2019 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019).

3.4	Certificate of Conversion of New Fortress Energy Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on August 7, 2020).

3.5	Certificate of Incorporation of New Fortress Energy Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed with the SEC on August 7, 2020).

3.6	Bylaws of New Fortress Energy Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 8-K filed with the SEC on August 7, 2020).

10.1	Contribution Agreement, dated February 4, 2019, by and among New Fortress Energy LLC, New Fortress Intermediate LLC, New Fortress Energy Holdings LLC, NFE Atlantic Holdings LLC and NFE Sub LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019).

10.2	Amended and Restated Limited Liability Company Agreement of New Fortress Intermediate LLC, dated February 4, 2019 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019).

10.3†	New Fortress Energy LLC 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-229507), filed with the SEC on February 4, 2019).

10.4†	Form of Director Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-228339), filed with the SEC on December 24, 2018).

10.5*	Restricted Share Unit Award Agreement under the Amended and Restated New Fortress Energy Inc. 2019 Omnibus Incentive Plan.

10.6	Shareholders’ Agreement, dated February 4, 2019, by and among New Fortress Energy LLC, New Fortress Energy Holdings LLC, Wesley R. Edens and Randal A. Nardone (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019).

10.7	Administrative Services Agreement, dated February 4, 2019, by and between New Fortress Intermediate LLC and FIG LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019).

10.8†	Indemnification Agreement (Edens) (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019).

10.9†	Indemnification Agreement (Guinta) (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019).

10.10†	Indemnification Agreement (Catterall) (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019).

10.11†	Indemnification Agreement (Grain) (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019).

10.12†	Indemnification Agreement (Griffin) (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019).

10.13†	Indemnification Agreement (Mack) (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019).

10.14†	Indemnification Agreement (Nardone) (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019).

10.15†	Indemnification Agreement (Wanner) (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019).

10.16†	Indemnification Agreement (Wilkinson) (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019).

10.17	Amendment Agreement dated as February 11, 2019 to Credit Agreement, dated as of August 15, 2018 and as amended and restated as of December 31, 2018, among New Fortress Intermediate LLC, NFE Atlantic Holdings LLC, the subsidiary guarantors from time to time party thereto, lenders parties thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 26, 2019).

10.18	Second Amendment Agreement, dated as of March 13, 2019 to the Credit Agreement, dated as of August 15, 2018 and as amended and restated as of December 31, 2018, and as amended as of February 11, 2019, among New Fortress Intermediate LLC, NFE Atlantic Holdings LLC, the subsidiary guarantors from time to time party thereto, lenders parties thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 26, 2019).

10.19	Engineering, Procurement and Construction Agreement for the Marcellus LNG Production Facility I, dated January 8, 2019, by and between Bradford County Real Estate Partners LLC and Black & Veatch Construction, Inc. (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-228339), filed with the SEC on January 25, 2019).

10.20†	Indemnification Agreement, dated as of March 17, 2019, by and between New Fortress Energy LLC and Yunyoung Shin (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 26, 2019).

10.21	Letter Agreement, dated as of December 3, 2019, by and between NFE Management LLC and Yunyoung Shin. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2020)

10.22	Indenture, dated September 2, 2020, by and among the Company, the subsidiary guarantors from time to time party thereto, and U.S. Bank National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 2, 2020).

10.23	Pledge and Security Agreement, dated September 2, 2020, by and among the Company, the subsidiary guarantors from time to time party thereto, and U.S. Bank National Association, as notes collateral agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 2, 2020).

10.24	First Supplemental Indenture, dated December 17, 2020, by and among the Company, the subsidiary guarantors from time to time party thereto and U.S. Bank National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 18, 2020).

10.25	Support Agreement, dated as of January 13, 2021, by and among NFE, GMLP, GLNG and the General Partner (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on January 20, 2021)

10.26	Indenture, dated April 12, 2021, by and among the Company, the subsidiary guarantors from time to time party thereto, and U.S. Bank National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 12, 2021).

10.27	Pledge and Security Agreement, dated April 12, 2021, by and among the Company, the subsidiary guarantors, from time to time party thereto, and U.S. Bank National Association, as notes collateral agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 12, 2021).

10.28	Shareholders’ Agreement, dated as of April 15, 2021, by and among the Company, GLNG, and Stonepeak (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 21, 2021).

10.29	Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and Morgan Stanley Senior Funding, Inc,. as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 21, 2021).

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

10.31	Second Amendment to Credit Agreement, dated as of February 28, 2022 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.31 to the Registrant’s Quarterly Report on Form 10-K, filed with the SEC on March 1, 2022).

10.32	Third Amendment to Credit Agreement, dated as of May 4, 2022 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2022).

10.33	Omnibus Agreement, dated as of April 15, 2021, by and among the Company, GLNG and certain other parties thereto (incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2021).

10.34	Indemnity Agreement, dated as of April 15, 2021, by and among the Company, GLNG, and certain affiliates of Stonepeak (incorporated by reference to Exhibit 10.31 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2021).

10.35	Omnibus Agreement, dated as of April 15, 2021, by and among the Company, GMLP, GLNG and certain parties thereto (incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2021).

10.36	Tax Indemnification Agreement, dated as of April 15, 2021, by and between NFE International and GLNG (incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2021).

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

10.38*#	Share Purchase Agreement, dated as of May 31, 2022, by and among LNG Power Limited, Ebrasil Energia Ltda., the individual DC Energia Sellers set forth therein, collectively as Sellers, Eneva S.A., as Buyer, and Eletricidade do Brasil S.A. -Ebrasil, as guarantor for the obligations of the DC Energia Sellers.

10.39*	Equity Purchase and Contribution Agreement, dated as of July 2, 2022, by and among Golar LNG Partners LP and Hygo Energy Transition Ltd., as Sellers, AP Neptune Holdings Ltd, as Purchaser, Floating Infrastructure Holdings LLC, as the Company, and Floating Infrastructure Intermediate LLC, as Holdco Pledgor, and Floating Infrastructure Holdings finance LLC, as Borrower, and New Fortress Energy Inc.

10.40*
Second Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated July 27, 2022, by and among New Fortress Energy Inc., the guarantors party thereto, Natixis, New York Branch, as Administrative Agent, Natixis, New York Branch, as ULCA Collateral Agent, Natixis, New York Branch, and each of the other financial institutions party thereto, as Lenders and Issuing Banks.

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
# Portions of the exhibit (indicated by asterisks) have been omitted in compliance with Item 601 of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW FORTRESS ENERGY INC.

Date: August 4, 2022

	By:	/s/ Wesley R. Edens

	Name:	Wesley R. Edens

	Title:	Chief Executive Officer and Chairman

(Principal Executive Officer)
Date: August 4, 2022

	By:	/s/ Christopher S. Guinta

	Name:	Christopher S. Guinta

	Title:	Chief Financial Officer

(Principal Financial Officer)
Date: August 4, 2022

	By:	/s/ Yunyoung Shin

	Name:	Yunyoung Shin

	Title:	Chief Accounting Officer

(Principal Accounting Officer)