Form 10-Q
period 2022-09-30
New Fortress Energy Inc.
filed 2022-11-08
CIK 1749723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
As of November 4, 2022, the registrant had 208,770,088 shares of Class A common stock outstanding.

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
•inability to successfully complete mergers, sales, divestments or similar transactions related to our businesses or assets or to integrate such businesses or assets and realize the anticipated benefits, including with respect to the Mergers (defined below);
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

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements.
New Fortress Energy Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2022 and December 31, 2021
(Unaudited, in thousands of U.S. dollars, except share amounts)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$364,313	$187,509
Restricted cash	24,204	68,561
Receivables, net of allowances of $854 and $164, respectively	438,440	208,499
Inventory	62,801	37,182
Prepaid expenses and other current assets, net	154,798	83,115
Total current assets	1,044,556	584,866

Restricted cash	2,581	7,960
Construction in progress	1,835,289	1,043,883
Property, plant and equipment, net	2,131,912	2,137,936
Equity method investments	1,016,350	1,182,013
Right-of-use assets	391,488	309,663
Intangible assets, net	92,339	142,944
Finance leases, net	5,573	602,675
Goodwill	778,488	760,135
Deferred tax assets, net	4,750	5,999
Other non-current assets, net	137,658	98,418
Total assets	$7,440,984	$6,876,492

Liabilities
Current liabilities
Current portion of long-term debt	$58,188	$97,251
Accounts payable	104,042	68,085
Accrued liabilities	278,732	244,025
Current lease liabilities	51,362	47,114
Other current liabilities	78,670	106,036
Total current liabilities	570,994	562,511

Long-term debt	4,397,099	3,757,879
Non-current lease liabilities	317,268	234,060
Deferred tax liabilities, net	101,107	269,513
Other long-term liabilities	52,319	58,475
Total liabilities	5,438,787	4,882,438

Commitments and contingencies (Note 22)

Stockholders’ equity
Class A common stock, $0.01 par value, 750 million shares authorized, 208.8 million issued and outstanding as of September 30, 2022; 206.9 million issued and outstanding as of December 31, 2021	2,088	2,069
Additional paid-in capital	1,801,719	1,923,990
Accumulated deficit	(2,047)	(132,399)
Accumulated other comprehensive income (loss)	45,613	(2,085)
Total stockholders’ equity attributable to NFE	1,847,373	1,791,575
Non-controlling interest	154,824	202,479
Total stockholders’ equity	2,002,197	1,994,054
Total liabilities and stockholders’ equity	$7,440,984	$6,876,492
The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the three and nine months ended September 30, 2022 and 2021
Unaudited, in thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Operating revenue	$632,684	$188,389	$1,529,999	$382,421
Vessel charter revenue	92,860	78,656	260,414	143,217
Other revenue	6,386	37,611	31,490	148,541
Total revenues	731,930	304,656	1,821,903	674,179

Operating expenses
Cost of sales	393,830	135,432	874,529	333,533
Vessel operating expenses	20,318	15,301	61,910	30,701
Operations and maintenance	22,033	20,144	65,691	54,960
Selling, general and administrative	67,601	46,802	165,952	124,954
Transaction and integration costs	5,620	1,848	12,387	42,564
Depreciation and amortization	35,793	31,194	106,439	68,080
Asset impairment expense	—	—	48,109	—
Total operating expenses	545,195	250,721	1,335,017	654,792
Operating income	186,735	53,935	486,886	19,387
Interest expense	63,588	57,595	156,344	107,757
Other expense (income), net	10,214	(5,400)	(31,613)	(13,458)
Loss on extinguishment of debt, net	14,997	—	14,997	—
Net income (loss) before income from equity method investments and income taxes	97,936	1,740	347,158	(74,912)
(Loss) income from equity method investments	(31,734)	(15,983)	(354,426)	22,958
Tax provision (benefit)	9,971	3,526	(126,249)	7,058
Net income (loss)	56,231	(17,769)	118,981	(59,012)
Net loss attributable to non-controlling interest	5,617	7,963	11,371	5,259
Net income (loss) attributable to stockholders	$61,848	$(9,806)	$130,352	$(53,753)

Net income (loss) per share – basic	$0.30	$(0.05)	$0.62	$(0.27)
Net income (loss) per share - diluted	$0.29	$(0.05)	$0.62	$(0.27)

Weighted average number of shares outstanding – basic	209,629,936	207,497,013	209,749,139	195,626,564
Weighted average number of shares outstanding – diluted	209,800,427	207,497,013	209,869,058	195,626,564

Other comprehensive income (loss):
Net income (loss)	$56,231	$(17,769)	$118,981	$(59,012)
Currency translation adjustment	(33,087)	76,996	48,040	(23,697)
Comprehensive income (loss)	23,144	(94,765)	167,021	(35,315)
Comprehensive loss attributable to non-controlling interest	6,085	8,162	11,029	6,005
Comprehensive income (loss) attributable to stockholders	$29,229	$(86,603)	$178,050	$(29,310)
The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three and nine months ended September 30, 2022 and 2021
(Unaudited, in thousands of U.S. dollars, except share amounts)

	Class A common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Non- controlling interest	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2021	206,863,242	$2,069	$1,923,990	$(132,399)	$(2,085)	$202,479	$1,994,054
Net income	—	—	—	238,269	—	2,912	241,181
Other comprehensive income	—	—	—	—	118,874	1,956	120,830
Share-based compensation expense	—	—	880	—	—	—	880
Issuance of shares for vested RSUs	1,121,255	7	—	—	—	—	7
Shares withheld from employees related to share-based compensation, at cost	(442,146)	—	(15,274)	—	—	—	(15,274)
Dividends	—	—	(20,754)	—	—	(3,019)	(23,773)
Balance as of March 31, 2022	207,542,351	$2,076	$1,888,842	$105,870	$116,789	$204,328	$2,317,905
Net loss	—	—	—	(169,765)	—	(8,666)	(178,431)
Other comprehensive loss	—	—	—	—	(38,557)	(1,146)	(39,703)
Share-based compensation expense	—	—	358	—	—	—	358
Issuance of shares for vested RSUs	13,898	—	—	—	—	—	—
Dividends	—	—	(20,582)	—	—	(7,019)	(27,601)
Balance as of June 30, 2022	207,556,249	$2,076	$1,868,618	$(63,895)	$78,232	$187,497	$2,072,528
Net income (loss)	—	—	—	61,848	—	(5,617)	56,231
Other comprehensive loss	—	—	—	—	(32,619)	(468)	(33,087)
Share-based compensation expense	—	—	13,417	—	—	—	13,417
Issuance of shares for vested RSU/PSUs	2,291,060	12	(12)	—	—	—	—
Shares withheld from employees related to share-based compensation, at cost	(1,077,221)	—	(59,548)	—	—	—	(59,548)
Deconsolidation of vessels	—	—	—	—	—	(23,569)	(23,569)
Dividends	—	—	(20,756)	—	—	(3,019)	(23,775)
Balance as of September 30, 2022	208,770,088	$2,088	$1,801,719	$(2,047)	$45,613	$154,824	$2,002,197

	Class A common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Non- controlling interest	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2020	174,622,862	$1,746	$594,534	$(229,503)	$182	$8,127	$375,086
Net loss	—	—	—	(37,903)	—	(1,606)	(39,509)
Other comprehensive loss	—	—	—	—	(123)	(874)	(997)
Share-based compensation expense	—	—	1,770	—	—	—	1,770
Issuance of shares for vested RSUs	1,335,787	—	—	—	—	—	—
Shares withheld from employees related to share-based compensation, at cost	(638,235)	—	(27,571)	—	—	—	(27,571)
Dividends			(17,598)				(17,598)
Balance as of March 31, 2021	175,320,414	$1,746	$551,135	$(267,406)	$59	$5,647	$291,181
Net (loss) income	—	—	—	(6,044)	—	4,310	(1,734)
Other comprehensive income	—	—	—	—	101,363	327	101,690
Share-based compensation expense	—	—	1,613	—	—	—	1,613
Shares issued as consideration in business combinations	31,372,549	314	1,400,470	—	—	—	1,400,784
Issuance of shares for vested RSUs	8,930	—	—	—	—	—	—
Shares withheld from employees related to share-based compensation, at cost	(3,329)	—	(164)	—	—	—	(164)
Non-controlling interest acquired in business combinations	—	—	—	—	—	229,285	229,285
Dividends	—	—	(20,736)	—	—		(20,736)
Balance as of June 30, 2021	206,698,564	$2,060	$1,932,318	$(273,450)	$101,422	$239,569	$2,001,919
Net loss	—	—	—	(9,806)	—	(7,963)	(17,769)
Other comprehensive loss	—	—	—	—	(76,797)	(199)	(76,996)
Share-based compensation expense	—	—	1,562	—	—	—	1,562
Adjustments related to business combination	—	—	—	—	—	(319)	(319)
Issuance of shares for vested RSUs	193,193	9	(9)	—	—	—	—
Shares withheld from employees related to share-based compensation, at cost	(28,515)	—	(478)	—	—	—	(478)
Dividends	—	—	(20,750)	—	—	(3,019)	(23,769)
Balance as of September 30, 2021	206,863,242	$2,069	$1,912,643	$(283,256)	$24,625	$228,069	$1,884,150
The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy Inc.
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2022 and 2021
(Unaudited, in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$118,981	$(59,012)
Adjustments for:
Amortization of deferred financing costs and debt guarantee, net	3,201	9,503
Depreciation and amortization	107,185	68,971
Loss (earnings) of equity method investees	354,426	(22,958)
Drydocking expenditure	(15,028)	—
Dividends received from equity method investees	23,195	14,259
Change in market value of derivatives	(6,700)	(4,955)
Deferred taxes	(203,026)	(4,280)
Share-based compensation	14,655	4,945
Asset impairment expense	48,109	—
Earnings recognized from vessels chartered to third parties by Energos	(14,341)	—
Loss on extinguishment of debt	14,997	—
Loss on sale of net investment in lease	11,592	—
Other	12,636	(5,735)
Changes in operating assets and liabilities, net of acquisitions:
(Increase) in receivables	(287,748)	(75,633)
(Increase) in inventories	(28,078)	(56,172)
(Increase) decrease in other assets	(93,329)	25,500
Decrease in right-of-use assets	51,265	3,149
Increase (decrease) in accounts payable/accrued liabilities	(10,487)	(2,530)
(Decrease) in amounts due to affiliates	(3,220)	(2,070)
(Decrease) in lease liabilities	(47,237)	(2,510)
Increase (decrease) in other liabilities	40,057	(30,159)
Net cash provided by (used in) operating activities	91,105	(139,687)

Cash flows from investing activities
Capital expenditures	(787,166)	(430,549)
Cash paid for business combinations, net of cash acquired	—	(1,586,042)
Entities acquired in asset acquisitions, net of cash acquired	—	(8,817)
Proceeds from the sale of net investment in lease	593,000	—
Other investing activities	(1,794)	(5,750)
Net cash (used in) investing activities	(195,960)	(2,031,158)

Cash flows from financing activities
Proceeds from borrowings of debt	1,932,020	2,234,650
Payment of deferred financing costs	(16,093)	(35,846)
Repayment of debt	(1,518,471)	(229,887)
Payments related to tax withholdings for share-based compensation	(72,597)	(29,717)
Payment of dividends	(75,149)	(65,051)
Net cash provided by financing activities	249,710	1,874,149
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,896)	1,960
Net increase (decrease) in cash, cash equivalents and restricted cash	139,959	(294,736)
Cash, cash equivalents and restricted cash – beginning of period	264,030	629,336
Cash, cash equivalents and restricted cash – end of period	$403,989	$334,600

Supplemental disclosure of non-cash investing and financing activities:
Changes in accounts payable and accrued liabilities associated with construction in progress and property, plant and equipment additions	$112,886	$187,295
Liabilities associated with consideration paid for entities acquired in asset acquisitions	—	9,959
Consideration paid in shares for business combinations	—	1,400,784
Principal payments paid to Energos by third party charterers	(5,438)	—
Investment in Energos	129,518	—
Non-cash financing costs	41,264
Cash and cash equivalents includes $12,891 which has been classified as assets held for sale and included in Other non-current assets on the condensed consolidated balance sheets.
The accompanying notes are an integral part of these condensed consolidated financial statements.

1. Organization
New Fortress Energy Inc. (“NFE,” together with its subsidiaries, the “Company”), a Delaware corporation, is a global energy infrastructure company founded to help address energy poverty and accelerate the world’s transition to reliable, affordable and clean energy. The Company owns and operates natural gas and liquefied natural gas ("LNG") infrastructure, ships and logistics assets to rapidly deliver turnkey energy solutions to global markets. The Company has liquefaction, regasification and power generation operations in the United States, Jamaica, Mexico and Brazil. The Company also has marine operations with vessels operating under time charters and in the spot market globally.
The Company currently conducts its business through two operating segments, Terminals and Infrastructure and Ships. The business and reportable segment information reflect how the Chief Operating Decision Maker (“CODM”) regularly reviews and manages the business.
2. Basis of presentation
The accompanying unaudited interim condensed consolidated financial statements contained herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position, results of operations and cash flows of the Company for the interim periods presented. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual audited consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2021 (the "Annual Report"). Certain prior year amounts have been reclassified to conform to current year presentation.

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
4. Acquisitions
Hygo Merger
On April 15, 2021, the Company completed the acquisition of all of the outstanding common and preferred shares representing all voting interests of Hygo Energy Transition Ltd. (“Hygo”), a 50-50 joint venture between Golar LNG Limited (“GLNG”) and Stonepeak Infrastructure Fund II Cayman (G) Ltd., a fund managed by Stonepeak Infrastructure Partners (“Stonepeak”), in exchange for 31,372,549 shares of NFE Class A common stock and $580,000 in cash (the "Hygo Merger"). The acquisition of Hygo expanded the Company’s footprint in South America with three gas-to-power projects in Brazil’s large and fast-growing market. Assets acquired as a result of the Hygo Merger are a 50% interest in a 1.5GW power plant in Sergipe, Brazil (the “Sergipe Power Plant”) and its operating FSRU terminal in Sergipe, Brazil (the “Sergipe Facility”), as well as a terminal and power plant under development in the State of Pará, Brazil (the “Barcarena Facility” and "Barcarena Power Plant," respectively), and a terminal under development on the southern coast of Brazil (the “Santa Catarina Facility”). In addition, the Company also acquired two LNG carriers and the Nanook, a newbuild FSRU moored and in service at the Sergipe Facility.
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

The Company determined it was the accounting acquirer of Hygo, which was accounted for under the acquisition method of accounting for business combinations. The total purchase price of the transaction was allocated to identifiable assets acquired, liabilities assumed and non-controlling interests of Hygo based on their respective estimated fair values as of the closing date. The final adjusted fair values assigned to the assets acquired, liabilities assumed and non-controlling interests of Hygo as of the closing date were as follows:

Hygo	As of April 15, 2021
Assets Acquired
Cash and cash equivalents	$26,641
Restricted cash	48,183
Accounts receivable	5,126
Inventory	1,022
Other current assets	8,095
Construction in process	128,625
Property, plant and equipment, net	385,389
Equity method investments	823,521
Finance leases, net	601,000
Deferred tax assets, net	1,065
Other non-current assets	52,996
Total assets acquired:	$2,081,663
Liabilities Assumed
Current portion of long-term debt	$38,712
Accounts payable	3,059
Accrued liabilities	39,149
Other current liabilities	13,495
Long-term debt	433,778
Deferred tax liabilities, net	275,410
Other non-current liabilities	21,520
Total liabilities assumed:	825,123
Non-controlling interest	38,306
Net assets acquired:	1,218,234
Goodwill	$762,550

The fair value of Hygo’s non-controlling interest (“NCI”) as of April 15, 2021 was $38,306, including the fair value of the net assets of VIEs that Hygo has consolidated. These VIEs are SPVs (both defined below) for the sale and leaseback of certain vessels, and Hygo has no equity investment in these entities. The fair value of NCI was determined based on the valuation of the SPV’s external debt and the lease receivable asset associated with the sales leaseback transaction with Hygo’s subsidiary, using a discounted cash flow method.
The fair value of receivables acquired from Hygo was $8,009, which approximated the gross contractual amount; no material amounts were expected to be uncollectible.

Goodwill was calculated as the excess of the purchase price over the net assets acquired. Goodwill represents access to additional LNG and natural gas distribution systems and power markets, including workforce, that will allow the Company to rapidly develop and deploy LNG to power solutions. While the goodwill is not deductible for local tax purposes, it is treated as an amortizable expense for the U.S. global intangible low-taxed income ("GILTI") computation.
The Company’s results of operations for the nine months ended September 30, 2022 include Hygo’s result of operations for the entire period. Revenue and net loss attributable to Hygo during the period was $64,759 and $257,434, respectively.
GMLP Merger
On April 15, 2021, the Company completed the acquisition of all of the outstanding common units, representing all voting interests, of Golar LNG Partners LP ("GMLP") in exchange for $3.55 in cash per common unit and for each of the outstanding membership interest of GMLP’s general partner (the "GMLP Merger, and collectively with the Hygo Merger, the "Mergers"). In conjunction with the closing of the GMLP Merger, NFE simultaneously extinguished a portion of GMLP’s debt for total consideration of $1.15 billion.
As a result of the GMLP Merger, the Company acquired a fleet of six FSRUs and four LNG carriers, which are expected to help support the Company’s existing facilities and international business development pipeline. Acquired FSRUs are operating in Brazil, Indonesia and Jordan under time charters, and uncontracted vessels are available for short term employment in the spot market. Assets acquired also included an interest in a floating natural gas liquefaction vessel ("FLNG"), the Hilli Episeyo (the "Hilli"), which is expected to provide consistent cash flow streams under a long-term tolling arrangement. The interest in the FLNG facility also provides the Company access to intellectual property that will be used to develop future FLNG solutions.
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

The Company determined it is the accounting acquirer of GMLP, which was accounted for under the acquisition method of accounting for business combinations. The total purchase price of the transaction was allocated to identifiable assets acquired, liabilities assumed and non-controlling interests of GMLP based on their respective estimated fair values as of the closing date. The final adjusted fair values assigned to the assets acquired, liabilities assumed and non-controlling interests of GMLP as of the closing date were as follows:

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
The Company and GMLP had an existing lease agreement prior to the GMLP Merger. As a result of the acquisition, the lease agreement and any associated receivable and payable balances were effectively settled. The lease agreement also included provisions that required a subsidiary of NFE to indemnify GMLP to the extent that GMLP incurred certain tax liabilities as a result of the lease. A loss of $3,978 related to settlement of this indemnification provision was recognized in Transaction and integration costs in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the second quarter of 2021.
The Company’s results of operations for the nine months ended September 30, 2022 include GMLP’s result of operations for the entire period. Revenue and net income attributable to GMLP during the period was $172,355 and $127,764, respectively.

Unaudited pro forma financial information
The following table summarizes the unaudited pro forma condensed financial information of the Company as if the Mergers had occurred on January 1, 2020.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Revenue	$304,656	$780,875
Net income (loss)	(8,994)	(75,963)
Net income (loss) attributable to stockholders	(12,822)	(95,954)
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

Adjustments for non-recurring items increased pro forma net income by $37,508 for the nine months ended September 30, 2021; there was no significant adjustments for non-recurring items for the three months ended September 30, 2021. Transaction costs incurred and the elimination of a pre-existing lease relationship between the Company and GMLP are considered to be non-recurring. The unaudited pro forma financial information does not give effect to any synergies, operating efficiencies or cost savings that may result from the Mergers.
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
The purchase of CH4 has been accounted for as an asset acquisition. As a result, no goodwill was recorded, and the Company’s acquisition-related costs of $295 were included in the purchase consideration. The total purchase consideration of $5,776, which included a deferred tax liability of $1,531 recognized as a result from the acquisition, was allocated to permits and authorizations acquired and was recorded within Intangible assets, net. The Company is seeking to obtain the necessary approvals to, and continues to endeavor in the development of, an LNG import terminal and a gas-fired power plant at the Port of Suape.
On March 11, 2021, the Company acquired 100% of the outstanding shares of Pecém Energia S.A. (“Pecém”) and Energética Camacari Muricy II S.A. (“Muricy”). These companies collectively hold grants to operate as an independent power provider and 15-year power purchase agreements for the development of thermoelectric power plants in the State of Bahia, Brazil.
The purchase consideration consisted of $8,041 of cash paid at closing in addition to potential future payments contingent on achieving commercial operations of a gas-fired power plant of up to approximately $10.5 million. As the contingent payments meet the definition of a derivative, the fair value of the contingent payments as of the acquisition date of $7,473 was included as part of the purchase consideration and was recognized in Other long-term liabilities on the condensed consolidated balance sheets. The selling shareholders may also receive future payments based on power generated by a power plant, subject to a maximum payment of approximately $4.6 million.

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
5. Vessel financing transaction

On August 15, 2022, the Company and an affiliate of certain funds or investment vehicles managed by affiliates of Apollo Global Management, Inc., AP Neptune Holdings Ltd. ("Purchaser"), completed a sales and financing transaction resulting in cash proceeds of approximately $1.85 billion. This sales and financing transaction comprised (1) the formation of a limited liability company doing business as Energos Infrastructure ("Energos"), (2) the sale for cash of eight vessels, along with these vessels' owning and operating entities to the Purchaser, (3) the contribution of acquired vessel owning entities to Energos by the Purchaser and (4) the Company's contribution of three vessels, along with each vessels' owning and operating entities, to Energos in exchange for equity in Energos (the “Vessel Financing Transaction”). As a result of the Vessel Financing Transaction, the Company owns approximately a 20% equity interest in Energos, with the remaining interest owned by the Purchaser. The Company has accounted for the investment in Energos as an equity method investment; see Note 13 for further discussion of this investment.

In connection with the Vessel Financing Transaction, the Company entered into long-term time charter agreements for periods of up to 20 years in respect of ten of the eleven vessels, the terms of which will commence upon the expiration of each vessel's existing third-party charter. Vessels chartered to the Company at the time of closing were classified as finance leases. These charters prevent the recognition of a sale of these ten vessels to Energos, and as such, proceeds associated with these ten vessels have been treated as failed sale leasebacks. These vessels continue to be recognized on the Company's consolidated balance sheet as Property, plant and equipment, and the Company has recognized the proceeds received from this failed sale leaseback financing as debt ("Vessel Financing Obligation"). Certain vessels included in the Vessel Financing Transaction are currently chartered to third parties under operating leases. The Company has guaranteed payments from the third-party charterers to Energos and will begin to charter the vessels immediately should the third- party charter terminate. As the Company has not recognized the sale of these vessels and proceeds received from the Vessel Financing Transaction are collateralized by the cash flows from these charters, revenue generated from these operating leases continues to be recognized as Vessel charter revenue; estimated costs of operating the vessels is included in Vessel operating expenses over the terms of the third-party charters. Cash flows from these third-party charters are included as part of debt service for the sale leaseback financing debt, and the Company will recognize additional financing costs within Interest expense, net.

The Company has not entered into a charter agreement to leaseback the Nanook. The Nanook was previously accounted for as a finance lease; see Note 8 for discussion of derecognition of the finance lease upon the sale of this financial asset.

A portion of proceeds received were utilized to extinguish certain debt, including the Vessel Term Loan (defined below) and the termination of lessor VIE arrangements (discussed in Note 6 below). Upon repayment, the Company recognized a loss on extinguishment of debt of $14,449; see Notes 6 and 20 below for further detail.
6. VIEs
Lessor VIEs

The Company assumed sale leaseback arrangements for four vessels as part of the Mergers, one of which was terminated in 2021. Prior to termination, to effectuate a financing, the vessel was sold to a single asset entity wholly owned by the lending bank (a special purpose vehicle or "SPV") and then leased back. While the Company did not hold an equity investment in these lending entities, these entities are variable interest entities ("VIEs"), and the Company had a variable interest in these lending entities due to the guarantees and fixed price repurchase options that absorb the losses of the VIE that could potentially be significant to the entity. The Company had concluded that it had the power to direct the economic activities that most impact the economic performance as it controlled the significant decisions relating to the assets and it had the obligation to absorb losses or the right to receive the residual returns from the leased asset. Therefore, prior to termination, the Company consolidated these lending entities. As NFE had no equity interest in these VIEs, all equity attributable to the VIEs was included in non-controlling interest in the consolidated financial statements. Transactions between NFE's wholly-owned subsidiaries and the VIEs were eliminated in consolidation, including sale leaseback transactions.

The remaining three sale leaseback arrangements were terminated as part of the Vessel Financing Transaction in the third quarter of 2022, as discussed in Note 5. As of September 30, 2022, the Company was no longer party to any lessor VIE’s.
Prior to the Vessel Financing Transaction, the most significant impact of the lessor VIEs operations on the Company’s condensed consolidated statement of operations and comprehensive income (loss) was an addition to interest expense of $1,977 and $6,348 for the three and nine months ended September 30, 2022. Upon termination of the sale leaseback financing arrangements in the third quarter of 2022, the Company recognized a loss on extinguishment of debt of $9,082 in the condensed consolidated statements of operations and comprehensive income (loss).
For the period subsequent to the completion of the Mergers in 2021, the most significant impact of the lessor VIEs operations on the Company’s condensed consolidated statements of operations and comprehensive income (loss) was an addition to interest expense of $15,263 and $8,628 for the three and nine months ended September 30, 2021, respectively. Upon assumption of the debt held by VIEs in conjunction with the Mergers, the Company recognized the liabilities assumed at fair value, and the amortization of the discount of $11,500 and $1,843 was recognized as an addition to interest expense incurred of $3,713 and $6,785 for the three and nine months ended September 30, 2021, respectively.
The most significant impact of the lessor VIEs cash flows on the condensed consolidated statements of cash flows is net cash used in financing activities of $8,337 and $21,061 for the nine months ended September 30, 2022 and 2021, respectively. In the second quarter of 2022, one of the lessor VIEs declared a dividend of $4,000, which was paid in the third quarter of 2022. The declared dividend is recognized as a change to non-controlling interest in the condensed consolidated financial statements.
7. Revenue recognition

Operating revenue includes revenue from sales of LNG and natural gas as well as outputs from the Company’s natural gas-fueled power generation facilities, including power and steam, and the sale of LNG cargos. Included in operating revenue are LNG cargo sales of $350,550 and $944,751 for the three and nine months ended September 30, 2022, respectively, and $32,605 for the three and nine months ended September 30, 2021. Other revenue includes revenue for development services as well as interest income from the Company’s finance leases.
Under most customer contracts, invoicing occurs once the Company’s performance obligations have been satisfied, at which point payment is unconditional. As of September 30, 2022 and December 31, 2021, receivables related to revenue from contracts with customers totaled $433,449 and $192,533, respectively, and were included in Receivables, net on the condensed consolidated balance sheets, net of current expected credit losses of $854 and $164, respectively. The increase in receivables outstanding is due to invoices from LNG cargo sales outstanding as of September 30, 2022, and the significant portion of the receivables have been settled subsequent to September 30, 2022. Other items included in Receivables, net not related to revenue from contracts with customers represent leases which are accounted for outside the scope of ASC 606 and receivables associated with reimbursable costs.
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
Contract assets are comprised of the transaction price allocated to completed performance obligations that will be billed to customers in subsequent periods. The contract liabilities and contract assets balances as of September 30, 2022 and December 31, 2021 are detailed below:

	September 30, 2022	December 31, 2021
Contract assets, net - current	$7,923	$7,462
Contract assets, net - non-current	30,858	36,757
Total contract assets, net	$38,781	$44,219

Contract liabilities	$11,255	$2,951

Revenue recognized in the year from:
Amounts included in contract liabilities at the beginning of the year	$2,951	$8,028
Contract assets are presented net of expected credit losses of $291 and $442 as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 and December 31, 2021, contract assets was comprised of $38,500 and $43,839 of unbilled receivables, respectively, that represent unconditional rights to payment only subject to the passage of time.
The Company has recognized costs to fulfill a contract with a significant customer, which primarily consist of expenses required to enhance resources to deliver under the agreement with the customer. As of September 30, 2022, the Company has capitalized $10,528 of which $604 of these costs is presented within Other current assets and $9,924 is presented within Other non-current assets on the condensed consolidated balance sheets. As of December 31, 2021, the Company had capitalized $10,981, of which $604 of these costs was presented within Other current assets and $10,377 was presented within Other non-current assets on the condensed consolidated balance sheets. In the first quarter of 2020, the Company began delivery under the agreement and started recognizing these costs on a straight-line basis over the expected term of the agreement.
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

Period	Revenue
Remainder of 2022	$68,608
2023	514,883
2024	511,208
2025	502,416
2026	500,277
Thereafter	8,101,814
Total	$10,199,206
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

Lessor arrangements
The Company’s vessel charters of LNG carriers and FSRUs can take the form of operating or finance leases. Property, plant and equipment subject to vessel charters accounted for as operating leases is included within Vessels within "Note 15. Property, plant and equipment, net." Vessels included in the Vessel Financing Transaction, including those vessels chartered to customers, continue to be recognized on the condensed consolidated balance sheet, and as such, the carrying amount of these vessels that are leased to customers under operating leases is as follows:

	September 30, 2022	December 31, 2021
Property, plant and equipment	$1,292,957	$1,274,234
Accumulated depreciation	(67,913)	(31,849)
Property, plant and equipment, net	$1,225,044	$1,242,385
The components of lease income from vessel operating leases for the three and nine months ended September 30, 2022 and September 30, 2021 are shown below. As the Company has not recognized the sale of the vessels included in the Vessel Financing Transaction, the operating lease income below includes income of $43,416 from third-party charters of vessels included in the Vessel Financing Transaction which was recognized after the completion of the Vessel Financing Transaction.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease income	$83,188	$74,069	$235,092	$136,095
Variable lease income	8,238	3,096	19,470	4,466
Total operating lease income	$91,426	$77,165	$254,562	$140,561
The Company’s charter of the Nanook to CELSE (defined below) and certain equipment leases provided in connection with the supply of natural gas or LNG are accounted for as finance leases. The Company recognized the sale of the net investment in the finance lease of the Nanook as part of the Vessel Financing Transaction. Proceeds of $593,000 were allocated to the sale of this financial asset, and upon derecognition of the finance lease, a loss of $14,598 was recognized as Other (income), net in the condensed consolidated statements of operations and comprehensive income (loss).
Prior to the completion of the Vessel Financing Transaction, the Company recognized interest income of $5,517 and $28,643 for the three and nine months ended September 30, 2022, respectively, and $11,607 and $21,288 for the three and nine months ended September 30, 2021 related to the finance lease of the Nanook, which is included within Other revenue in the condensed consolidated statements of operations and comprehensive income (loss). Prior to the completion of the Vessel Financing Transaction, the Company recognized revenue of $1,434 and $5,852 for the three and nine months ended September 30, 2022, respectively, and $1,491 and $2,656 for the three and nine months ended September 30, 2021 related to the operation and services agreement and variable charter revenue within Vessel charter revenue in the condensed consolidated statements of operations and comprehensive income (loss).

As of December 31, 2021, there were outstanding balances due from CELSE of $6,428 of which $4,371 was recognized in Receivables, net and a loan to CELSE of $2,057 was recognized in Prepaid expenses and other current assets, net on the condensed consolidated balance sheets. CELSE is an affiliate due to the equity method investment held in CELSE’s parent, CELSEPAR, and as such, these transactions and balances are related party in nature. Subsequent to the Vessel Financing Transaction, there is no outstanding balance due from CELSE.
Subsequent to the Vessel Financing Transaction, all cash receipts on vessel charters, including the finance lease of the Nanook, will be received by Energos. As such, there are no future cash receipts from operating leases, and the future cash receipts from other finance leases are not significant as of September 30, 2022.

8. Leases, as lessee

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
As of September 30, 2022 and December 31, 2021, right-of-use assets, current lease liabilities and non-current lease liabilities consisted of the following:

	September 30, 2022	December 31, 2021
Operating right-of-use-assets	$369,115	$285,751
Finance right-of-use-assets	22,373	23,912
Total right-of-use assets	$391,488	$309,663

Current lease liabilities:
Operating lease liabilities	$47,517	$43,395
Finance lease liabilities	3,845	3,719
Total current lease liabilities	$51,362	$47,114
Non-current lease liabilities:
Operating lease liabilities	$305,124	$219,189
Finance lease liabilities	12,144	14,871
Total non-current lease liabilities	$317,268	$234,060
For the three and nine months ended September 30, 2022 and 2021, the Company’s operating lease cost recorded within the condensed consolidated statements of operations and comprehensive income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fixed lease cost	$19,433	$9,450	$58,346	$30,231
Variable lease cost	622	221	1,558	1,417
Short-term lease cost	6,204	523	12,326	2,752

Lease cost - Cost of sales	$23,438	$7,954	$64,453	$27,983
Lease cost - Operations and maintenance	1,066	486	2,675	1,592
Lease cost - Selling, general and administrative	1,755	1,754	5,102	4,825
For the three months ended September 30, 2022 and 2021, the Company has capitalized $4,005 and $5,297 of lease costs, respectively, and for the nine months ended September 30, 2022 and 2021, the Company has capitalized $15,220 and $8,809 of lease costs. Capitalized costs include of vessels and port space used during the commissioning of development projects in addition to short-term lease costs for vessels chartered by the Company to transport inventory from a supplier’s facilities to the Company’s storage locations which are capitalized to inventory.
Beginning in the second quarter of 2021, leases for ISO tanks and a parcel of land that transfer the ownership in underlying assets to the Company at the end of the lease have commenced, and these leases are treated as finance leases.
For the three and nine months ended September 30, 2022 and 2021, the Company’s finance interest expense and amortization recorded in Interest expense and Depreciation and amortization, respectively, within the condensed consolidated statements of operations and comprehensive income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest expense related to finance leases	$208	$202	$655	$202
Amortization of right-of-use asset related to finance leases	378	228	1,137	228
Cash paid for operating leases is reported in operating activities in the condensed consolidated statements of cash flows. Supplemental cash flow information related to leases was as follows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Operating cash outflows for operating lease liabilities	$73,389	$26,905
Financing cash outflows for finance lease liabilities	3,654	1,092
Right-of-use assets obtained in exchange for new operating lease liabilities	135,075	7,377
Right-of-use assets obtained in exchange for new finance lease liabilities	—	19,805
The future payments due under operating and finance leases as of September 30, 2022 are as follows:

	Operating Leases	Financing Leases
Due remainder of 2022	$19,113	$1,259
2023	73,702	4,362
2024	67,548	4,381
2025	59,090	4,381
2026	51,116	2,625
Thereafter	235,630	1,029
Total lease payments	$506,199	$18,037
Less: effects of discounting	153,558	2,048
Present value of lease liabilities	$352,641	$15,989

Current lease liability	$47,517	$3,845
Non-current lease liability	305,124	12,144
As of September 30, 2022, the weighted average remaining lease term for operating leases was 8.5 years and finance leases was 4.5 years. Because the Company generally does not have access to the rate implicit in the lease, the incremental borrowing rate is utilized as the discount rate. The weighted average discount rate associated with operating leases as of September 30, 2022 and December 31, 2021 was 8.5% and 8.7%, respectively. The weighted average discount rate associated with finance leases as of both September 30, 2022 and December 31, 2021 was 5.1%.

9. Financial instruments
Interest rate and currency risk management

In connection with the Mergers, the Company acquired an interest rate swap that GMLP used to reduce the risk associated with fluctuations in interest rates by converting floating rate interest obligations to fixed rates, which from an economic perspective hedges the interest rate exposure. During the second quarter of 2022, the Company entered into two foreign currency contingent, non-deliverable forwards to manage foreign currency impacts of the sale of its interest in CELSEPAR and CEBARRA; see discussion of the Sergipe Sale (all defined below) in Note 13. The forwards were designed to protect the Company's expected proceeds from currency translation loss.

The Company does not hold or issue instruments for speculative purposes, and the counterparties to such contracts are major banking and financial institutions. Credit risk exists to the extent that the counterparties are unable to perform under the contracts; however, the Company does not anticipate non-performance by any counterparties.

The following table summarizes the terms of the interest rate swap and the foreign currency forward purchase as of September 30, 2022:

Instrument	Notional Amount (in thousands)	Maturity Dates	Fixed Interest Rate	Forward Foreign Exchange Rate
Interest rate swap: Receiving floating, pay fixed	$331,500	March 2026	2.86%	N/A
Foreign currency forward purchase	R$ 2,700,000	February 2023	N/A	Based on settlement date
During the third quarter of 2022, in conjunction with the repayment of the Debenture Loan (defined below), the Company settled a cross-currency interest rate swap utilized to economically hedge against interest rate and foreign currency variability associated with this financing.
The mark-to-market gain or loss on the interest rate swap and other derivative instruments that are not intended to mitigate commodity risk are reported in Other (income), net in the condensed consolidated statements of operations and comprehensive income (loss).
Commodity risk management
During the third quarter of 2022, the Company entered into a commodity swap transaction to swap market pricing exposure for a portion of January 2023 deliveries (approximately 1.5 TBtus) for a fixed price of $61.87 per MMBtu. The swap will settle in January 2023, and mark-to-market gains on this instrument have been recognized as a reduction to Cost of sales in the amount of $7,906.
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

The Company uses the market approach when valuing investment in equity securities which is recorded in Other non-current assets on the condensed consolidated balances sheets as of September 30, 2022.

The Company uses the income approach when valuing the following financial instruments:
◦Interest rate swap has been recorded within Other non-current assets, net on the condensed consolidated balance sheets as of September 30, 2022.
◦The assets associated with the foreign currency forward purchase and the commodity swap are recorded within Prepaid expenses and other current assets on the condensed consolidated balance sheets as of September 30, 2022.
◦Contingent consideration derivative liability – consideration due to the sellers in asset acquisitions when certain contingent events occur. The liability associated with these derivative liabilities is recorded within Other current liabilities and Other long-term liabilities on the condensed consolidated balance sheets as of September 30, 2022.

The fair value of certain derivative instruments, including the interest rate swap and foreign currency forwards is estimated considering current interest rates, foreign exchange rates, closing quoted market prices and the creditworthiness of counterparties. The Company estimates fair value of the contingent consideration derivative liabilities and the equity agreement using a discounted cash flows method with discount rates based on the average yield curve for bonds with similar credit ratings and matching terms to the discount periods as well as a probability of the contingent events occurring.
The following table presents the Company’s financial assets and financial liabilities, including those that are measured at fair value, as of September 30, 2022 and December 31, 2021:

	Level 1	Level 2	Level 3	Total
September 30, 2022
Assets
Investment in equity securities	$8,475	$—	$7,678	$16,153
Interest rate swap	—	12,293	—	12,293
Foreign currency forward purchase	—	—	20,394	20,394
Commodity swap	—	7,906	—	7,906

Liabilities
Contingent consideration derivative liabilities	$—	$—	$46,203	$46,203

December 31, 2021
Assets
Investment in equity securities	$11,195	$—	$7,678	$18,873

Liabilities
Contingent consideration derivative liabilities	$—	$—	$48,849	$48,849
Cross-currency interest rate swap	—	2,167	—	2,167
Interest rate swap	—	19,762	—	19,762
The Company believes the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of September 30, 2022 and December 31, 2021 and are classified as Level 1 within the fair value hierarchy.

The table below summarizes the fair value adjustment to instruments measured at Level 3 in the fair value hierarchy, including the contingent consideration derivative liabilities and foreign currency forward purchase. These adjustments have been recorded within Other (income), net in the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contingent consideration derivative liabilities - Fair value adjustment - loss (gain)	$177	$155	$1,161	$(558)
Foreign currency forward purchase - (gain)	(2,923)	—	(20,394)	—
During the nine months ended September 30, 2022 and 2021, the Company had no settlements of other financial instruments or any transfers in or out of Level 3 in the fair value hierarchy other than the settlement of the cross-currency interest rate swap.
Under the Company’s interest rate swap, the Company is required to provide cash collateral, and as of September 30, 2022 and December 31, 2021, $2,500 and $12,500, respectively, of cash collateral is presented as restricted cash on the condensed consolidated balance sheets. The interest rate swap has a credit arrangement which requires the Company to provide cash collateral when the market value of the instrument falls below a specified threshold, up to $12,500.
10. Restricted cash
As of September 30, 2022 and December 31, 2021, restricted cash consisted of the following:

	September 30, 2022	December 31, 2021
Cash held by lessor VIEs	$—	$35,651
Collateral for letters of credit and performance bonds	24,285	27,614
Collateral for interest rate swaps	2,500	12,500
Other restricted cash	—	756
Total restricted cash	$26,785	$76,521

Current restricted cash	$24,204	$68,561
Non-current restricted cash	2,581	7,960

11. Inventory
As of September 30, 2022 and December 31, 2021, inventory consisted of the following:

	September 30, 2022	December 31, 2021
LNG and natural gas inventory	$33,823	$16,815
Automotive diesel oil inventory	7,906	4,789
Bunker fuel, materials, supplies and other	21,072	15,578
Total inventory	$62,801	$37,182
Inventory is adjusted to the lower of cost or net realizable value each quarter. Changes in the value of inventory are recorded within Cost of sales in the condensed consolidated statements of operations and comprehensive income (loss). No adjustments were recorded during the nine months ended September 30, 2022 and 2021.

12. Prepaid expenses and other current assets
As of September 30, 2022 and December 31, 2021, prepaid expenses and other current assets consisted of the following:

	September 30, 2022	December 31, 2021
Prepaid expenses	$61,178	$19,951
Recoverable taxes	37,200	33,053
Derivative assets	28,300	—
Due from affiliates	575	3,299
Other current assets	27,545	26,812
Total prepaid expenses and other current assets, net	$154,798	$83,115
Prepaid expenses includes $37,115 of prepaid LNG inventory as of September 30, 2022; the Company did not have any prepaid LNG inventory as of December 31, 2021. Other current assets as of September 30, 2022 and December 31, 2021 primarily consists of deposits, as well as the current portion of contract assets (Note 7).
13. Equity method investments
As a result of the Mergers, the Company acquired investments in Centrais Elétricas de Sergipe Participações S.A. (“CELSEPAR”) and Hilli LLC, both of which have been recognized as equity method investments. The Company has a 50% ownership interest in both entities. As part of the Vessel Financing Transaction, the Company contributed certain vessels to Energos in exchange for an equity interest, and this equity interest has been accounted for under the equity method. The Company has a 20% ownership interest in Energos.
The investment in CELSEPAR is reflected in the Terminals and Infrastructure segment; the investments in Hilli LLC and Energos are reflected in the Ships segments.
Changes in the balance of the Company’s equity method investments is as follows:

September 30, 2022
Equity method investments as of December 31, 2021	$1,182,013
Capital contributions	133,314
Dividends	(23,195)
Equity in earnings of investees	14,781
Other-than-temporary impairment	(369,207)
Foreign currency translation adjustment	78,644
Equity method investments as of September 30, 2022	$1,016,350
Capital contributions primarily consisted of $129,517 of contribution of assets to Energos in conjunction with the Vessel Financing Transaction.
The carrying amount of equity method investments as of September 30, 2022 is as follows:

September 30, 2022
Hilli LLC	$386,757
CELSEPAR	500,076
Energos	129,517
Total	$1,016,350

As of September 30, 2022 and December 31, 2021, the carrying value of the Company’s equity method investments exceeded its proportionate share of the underlying net assets of its investees by $525,209 and $792,995, respectively, and the basis difference attributable to amortizable net assets is amortized to (Loss) income from equity method investments over the remaining estimated useful lives of the underlying assets.
CELSEPAR
As of September 30, 2022, CELSEPAR was jointly owned and operated with Ebrasil Energia Ltda. (“Ebrasil”), an affiliate of Eletricidade do Brasil S.A., and the Company accounted for this 50% investment using the equity method. CELSEPAR owns 100% of the share capital of Centrais Elétricas de Sergipe S.A. (“CELSE”), the owner and operator of the Sergipe Power Plant. On May 31, 2022, LNG Power Limited (“LNG Power”), an indirect subsidiary of NFE and direct owner of the CELSEPAR investment, and certain Ebrasil sellers as owners of CELSEPAR (together with LNG Power, the “Sergipe Sellers”), Eneva S.A., as purchaser ("Eneva") and Eletricidade do Brasil S.A. -- Ebrasil, entered into a Share Purchase Agreement pursuant to which Eneva agreed to acquire all of the outstanding shares of (a) CELSEPAR and (b) Centrais Elétricas Barra dos Coqueiros S.A. ("CEBARRA"), which owns 1.7 GW of expansion rights adjacent to the Sergipe Power Plant, for a purchase price of R$6.10 billion in cash (approximately $1.10 billion using the exchange rate as of September 30, 2022) (the “Sergipe Sale”).

The purchase price payable by Eneva accrued interest at a rate of CDI + 1% from December 31, 2021 until the date of the closing and was subject to certain customary adjustments, including for the amount of any (a) distributions or payments to or for the benefit of Sergipe Sellers and their affiliates and liabilities incurred or assumed for the benefit of Sergipe Sellers or their affiliates, and (b) certain fees and expenses incurred by CELSEPAR and CEBARRA in connection with the Sergipe Sale. The Sergipe Sale was completed on October 3, 2022, and Eneva paid the Sergipe Sellers R$6.80 billion (approximately $1.30 billion using the exchange rate as of September 30, 2022), prior to the settlement of debt, settlement of other contractual liabilities and payment of transaction costs and consent fees at closing. LNG Power also entered into a foreign currency forward to mitigate foreign currency risk to the expected proceeds from the transaction, and this foreign currency forward settled at the time of the Sergipe Sale resulting in a gain of $20,394, recognized in Other (income), net in the condensed consolidated statements of operations and comprehensive income (loss).
As a result of the announcement of the Sergipe Sale, the Company has recognized an other than temporary impairment ("OTTI") of the investment in CELSEPAR totaling $23,760 for the three months ended September 30, 2022 and $369,207 for the nine months ended September 30, 2022, and this loss was recognized in loss (income) from equity method investments in the condensed consolidated statements of operations and comprehensive income (loss). Nonrecurring, Level 2 inputs were used to estimate the fair value of the investment for the purpose of recognizing the OTTI.
Hilli LLC
The Company acquired 50% of the common units of Hilli LLC (“Hilli Common Units”) as part of the GMLP Merger. Hilli LLC owns Golar Hilli Corporation (“Hilli Corp”), the disponent owner of the Hilli. The Hilli is currently operating under an 8-year liquefaction tolling agreement (“LTA”) with Perenco Cameroon S.A. and Société Nationale des Hydrocarbures.
The ownership interests in Hilli LLC are represented by three classes of units, Hilli Common Units, Series A Special Units and Series B Special Units. The Company did not acquire any of the Series A Special Units or Series B Special Units. The Company determined that Hilli LLC is a VIE, and the Company is not the primary beneficiary of Hilli LLC. Thus, Hilli LLC has not been consolidated into the financial statements. The Hilli Common Units provide the Company with significant influence over Hilli LLC and the investment in Hilli Common Units has been recognized as an equity method investment.
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
The Company is required to reimburse other investors in Hilli LLC or may receive reimbursements from other investors in Hilli LLC for 50% of the amount, if any, by which certain operating expenses and withholding taxes of Hilli LLC are above or below an annual threshold. During the three months ended September 30, 2022, distributions made by Hilli LLC included $2.0 million of operating expense reimbursements.

Hilli Corp is a party to a Memorandum of Agreement, dated September 9, 2015, with Fortune Lianjiang Shipping S.A., a subsidiary of China State Shipbuilding Corporation (“Fortune”), pursuant to which Hilli Corp has sold to and leased back from Fortune the Hilli under a 10-year bareboat charter agreement (the “Hilli Leaseback”). The Hilli Leaseback provided post construction financing for the Hilli in the amount of $960 million. Under the Hilli Leaseback, Hilli Corp will pay to Fortune forty consecutive equal quarterly repayments of 1.375% of the construction cost, plus interest based on LIBOR plus a margin of 4.15%.
As of September 30, 2022 the maximum exposure as a result of the Company’s ownership in the Hilli LLC is the carrying value of the equity method investment and the outstanding portion of the Hilli Leaseback which have been guaranteed by the Company.
Energos
The Company acquired a 20% equity interest in Energos as part of the Vessel Financing Transaction in the third quarter of 2022. The Company's equity investment provides certain rights, including a board seat, that give the Company significant influence over the operations of Energos, and as such, the investment has been accounted for under the equity method. Energos is also an affiliate, and all transactions with Energos are transactions with an affiliate. Due to the timing and availability of financial information of Energos, the Company recognizes its proportional share of the income or loss from the equity method investment on a financial reporting lag of one fiscal quarter. Accordingly, no income or loss has been presented in the financial statements for the three months ended September 30, 2022.
14. Construction in progress
The Company’s construction in progress activity during the nine months ended September 30, 2022 is detailed below:

September 30, 2022
Balance at beginning of period	$1,043,883
Additions	888,042
Asset impairment expense	(48,109)
Impact of currency translation adjustment	5,617
Transferred to property, plant and equipment, net	(54,144)
Balance at end of period	$1,835,289
Interest expense of $56,778 and $18,924, inclusive of amortized debt issuance costs and non-cash interest and financing costs associated with the Vessel Financing Transaction, was capitalized for the nine months ended September 30, 2022 and 2021, respectively.

The Company has significant development activities in Latin America and for the Company's Fast LNG floating liquefaction solution, and the completion of such developments are subject to risks related to successful completion, including those related to government approvals, site identification, financing, construction permitting and contract compliance.
The assets of CEBARRA primarily consist of construction in progress, and in conjunction with the Sergipe Sale, the assets of CEBARRA met the criteria to be presented as held for sale. These assets were measured at fair value, less costs to sell, upon classification to held for sale in the second quarter of 2022, and the Company recognized an impairment loss of $48,109 in Asset impairment expense in the condensed consolidated statements of operations and comprehensive income (loss) in the Terminals and Infrastructure Segment. The fair value of assets that are held for sale are not significant and have not been presented separately as held for sale on the condensed consolidated balance sheets. Nonrecurring, Level 2 inputs were used to estimate the fair value of the investment for the purpose of recognizing the asset impairment. As of September 30, 2022, no other indicators of impairment have been identified.

15. Property, plant and equipment, net
As of September 30, 2022 and December 31, 2021, the Company’s property, plant and equipment, net consisted of the following:

	September 30, 2022	December 31, 2021
Vessels	$1,518,087	$1,461,211
Terminal and power plant equipment	217,543	206,889
CHP facilities	123,703	122,777
Gas terminals	170,726	167,614
ISO containers and other equipment	133,185	134,775
LNG liquefaction facilities	63,316	63,213
Gas pipelines	65,946	58,987
Land	51,639	55,008
Leasehold improvements	9,377	9,377
Accumulated depreciation	(221,610)	(141,915)
Total property, plant and equipment, net	$2,131,912	$2,137,936
The book value of the vessels that are recognized due to the failed sale leaseback in the Vessel Financing Transaction is $1,341,976.
Depreciation expense for the three months ended September 30, 2022 and 2021 totaled $26,326 and $23,929, respectively, of which $222 and $322, respectively, is included within Cost of sales in the condensed consolidated statements of operations and comprehensive income (loss). Depreciation expense for the nine months ended September 30, 2022 and 2021 totaled $78,393 and $55,070, respectively, of which $749 and $898, respectively, is included within Cost of sales in the condensed consolidated statements of operations and comprehensive income (loss).

16. Goodwill and intangible assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill as of September 30, 2022 and December 31, 2021, all of which was included within the Terminals and Infrastructure segment.

Goodwill
Balance as of December 31, 2021	$760,135
Adjustment	18,353
Balance as of September 30, 2022	$778,488

Intangible assets

The following table summarizes the composition of intangible assets as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Weighted Average Life
Definite-lived intangible assets
Favorable vessel charter contracts	$106,500	$(55,600)	$—	$50,900	3
Permits and development rights	48,217	(3,561)	(5,512)	39,144	38
Easements	1,556	(282)	—	1,274	30

Indefinite-lived intangible assets
Easements	1,191	—	(170)	1,021	n/a
Total intangible assets	$157,464	$(59,443)	$(5,682)	$92,339

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Weighted Average Life
Definite-lived intangible assets
Favorable vessel charter contracts	$106,500	$(27,074)	$—	$79,426	3
Permits and development rights	48,217	(3,311)	(119)	44,787	38
Acquired power purchase agreements	16,585	(750)	406	16,241	17
Easements	1,556	(243)	—	1,313	30

Indefinite-lived intangible assets
Easements	1,191	—	(14)	1,177	n/a
Total intangible assets	$174,049	$(31,378)	$273	$142,944

Amortization expense for the three months ended September 30, 2022 and 2021 was $9,287 and $7,334, respectively. Amortization expense for the nine months ended September 30, 2022 and 2021 was $27,589 and $13,550, respectively. Amortization expense is inclusive of reductions in expense for the amortization of unfavorable contract liabilities assumed in the Mergers.
Intangible assets associated with the acquired power purchase agreements have been classified as held for sale as of September 30, 2022; no impairment loss was recognized upon classification as held for sale (See Note 17).

17. Other non-current assets

As of September 30, 2022 and December 31, 2021, other non-current assets consisted of the following:

	September 30, 2022	December 31, 2021
Assets held for sale	$41,744	$—
Contract assets, net (Note 7)	30,858	36,757
Investments in equity securities (Note 9)	16,153	18,873
Cost to fulfill (Note 7)	9,924	10,377
Upfront payments to customers	9,305	9,748
Other non-current assets	29,674	22,663
Total other non-current assets, net	$137,658	$98,418

The Company recognized an unrealized loss of $1,629 and unrealized gain of $7,176 on its investments in equity securities for the three months ended September 30, 2022 and 2021, respectively, within Other (income), net in the condensed consolidated statements of operations and comprehensive income (loss). The Company recognized an unrealized loss of $2,720 and unrealized gain of $7,264 on its investments in equity securities for the nine months ended September 30, 2022 and 2021, respectively, within Other (income), net in the condensed consolidated statements of operations and comprehensive income (loss). Investments in equity securities include investments without a readily determinable fair value of $7,678 as of September 30, 2022 and December 31, 2021.

Upfront payments to customers consist of amounts the Company has paid in relation to two natural gas sales contracts with customers to construct fuel-delivery infrastructure that the customers will own.

Assets held for sale

In the third quarter of 2022, NFE Brazil Holdings LLC ("Brazil Holdings"), a consolidated indirect subsidiary of NFE and indirect owner of Pecém and Muricy, and Centrais Elétricas de Pernambuco S.A. – EPESA (“EPESA”), entered into a Share Purchase Agreement pursuant to which Brazil Holdings agreed to sell 100% of the shares of Pecém and Muricy to EPESA, following an internal reorganization. The sale price includes cash consideration of BRL 58 million, adjusted based on inflation, satisfaction of milestones, certain reimbursements of liabilities and the rights to receivables upon certain circumstances. The sale of Pecém and Muricy is subject to regulatory approval as well as the customary terms and conditions and conditions precedent prior to closing.

All assets and liabilities of Pecém and Muricy were classified as held for sale as of September 30, 2022; no impairment loss was recognized upon classification as held for sale. The assets and liabilities held for sale have not been classified as a separate financial statement line item on the condensed consolidated balance sheets and have been presented as other non-current assets and other long-term liabilities, respectively. Assets held for sale include a cash balance of $12,891, which has been included in the ending cash and cash equivalents on the condensed consolidated statement of cash flows.

18. Accrued liabilities

As of September 30, 2022 and December 31, 2021, accrued liabilities consisted of the following:

	September 30, 2022	December 31, 2021
Accrued development costs	$160,961	$101,177
Accrued vessel operating and drydocking expenses	—	12,767
Accrued interest	5,664	61,630
Accrued bonuses	26,181	27,591
Other accrued expenses	85,926	40,860
Total accrued liabilities	$278,732	244,025

As of September 30, 2022, the balance presented as other accrued expenses includes accruals of $35,595 for inventory purchases completed in the third quarter of 2022.

19. Other current liabilities

As of September 30, 2022 and December 31, 2021, other current liabilities consisted of the following:

	September 30, 2022	December 31, 2021
Derivative liabilities	$19,228	$41,815
Deferred revenue	16,666	28,662
Income tax payable	26,270	8,881
Due to affiliates	5,868	9,088
Other current liabilities	10,638	17,590
Total other current liabilities	$78,670	$106,036

20. Debt

As of September 30, 2022 and December 31, 2021, debt consisted of the following:

	September 30, 2022	December 31, 2021
Senior Secured Notes, due September 2025	$1,242,798	$1,241,196
Senior Secured Notes, due September 2026	1,480,574	1,477,512
Obligations under Vessel Financing Transaction, due August 2042	1,418,632	—
Vessel Term Loan Facility, due September 2024	—	408,991
Debenture Loan, due September 2024	—	40,665
South Power 2029 Bonds, due May 2029	215,980	96,820
Barcarena Term Loan, due February 2024	97,303	—
Revolving Facility	—	200,000
Subtotal (excluding lessor VIE loans)	$4,455,287	$3,465,184
CCBFL VIE loan:
Golar Nanook SPV facility, due September 2030	—	186,638
COSCO VIE loan:
Golar Penguin SPV facility, due December 2025	—	90,035
AVIC VIE loan:
Golar Celsius SPV facility, due September 2023/May 2027	—	113,273
Total debt	$4,455,287	$3,855,130
Current portion of long-term debt	$58,188	$97,251
Long-term debt	4,397,099	3,757,879

Long-term debt is recorded at amortized cost on the condensed consolidated balance sheets. The fair value of the Company's long-term debt is $4,312,857 and $3,910,425 as of September 30, 2022 and December 31, 2021, respectively, and is classified as Level 2 within the fair value hierarchy.

Our outstanding debt as of September 30, 2022 is repayable as follows:

September 30, 2022
Due remainder of 2022	$16,597
2023	60,021
2024	168,234
2025	1,297,487
2026	1,560,897
Thereafter	1,394,461
Total debt	$4,497,697
Less: deferred finance charges	(42,410)
Total debt, net deferred finance charges	$4,455,287

The Company's future payments for obligations under the Vessel Financing Transaction include the expected carrying value of vessels that will be derecognized at the end of the lease term. The future payments also include third-party charter payments that will be received by Energos and included as part of debt service. The terms of the Company's debt instruments have been described in the Annual Report. Significant changes to the Company's outstanding debt are described below.

Obligation under Vessel Financing Transaction

In connection with the Vessel Financing Transaction (see discussion in Note 5), the Company entered into long-term time charter agreements for certain vessels. Vessels chartered to the Company at the time of closing were classified as finance leases. Additionally, the Company's charter of other certain vessels will commence only upon the expiration of the vessel's existing third-party charters. These forward starting charters prevented the recognition of a sale of the vessels to Energos. As such, the Company accounted for the Vessel Financing Transaction as a failed sale-leaseback and has recorded a financing obligation for consideration received from the Purchaser.

The Company continues to be the owner for accounting purposes of vessels included Vessel Financing Transaction (except the Nanook), and as such, the Company will recognize revenue and operating expenses related to vessels under charter to third parties. Revenue recognized from these third-party charters form a portion of the debt service for the financing obligation; the effective interest rate on this financing obligation of approximately 16% reflects the cash flows that Energos receives from these third-party charters.

The lease terms for the charter agreements were for periods of up to 20 years. In connection with closing the Vessel Financing Transaction, the Company incurred $10,010 in origination, structuring and other fees, of which $3,006 was allocated to the sale of the Nanook and recognized as Other (income), net in the condensed consolidated statements of operations and comprehensive income (loss). Financing costs of $7,004 were allocated and deferred as a reduction of the principal balance of the financing obligation on the condensed consolidated balance sheets.
Vessel Term Loan Facility

On August 3, 2022, the Company exercised the accordion feature under the Vessel Term Loan Facility, drawing $115,000, increasing the total principal outstanding to $498,929. Net proceeds of $113,850 were received, and origination and other fees of $1,150 were deferred as a reduction to the balance of the Vessel Term Loan Facility. As part of the Vessel Financing Transaction, all amounts outstanding under the Vessel Term Loan Facility, including this additional principal draw, were repaid. Unamortized deferred financing costs of $5,367 were recognized as Loss on extinguishment of debt in the condensed consolidated statements of operations and comprehensive income (loss).

Debenture Loan

As part of the Hygo Merger, the Company assumed non-convertible Brazilian debentures due September 2024 (the “Debenture Loan”). As of June 30, 2022, BRL 197.1 million ($37.9 million) was outstanding. In the third quarter of 2022, the Company repaid the Debenture Loan; unamortized adjustments to the fair value of the Debenture Loan recognized as a result of the Mergers of $548 was recognized as Loss on extinguishment of debt, net in the condensed consolidated statement of operations and comprehensive income (loss).

South Power 2029 Bonds

In August 2021, NFE South Power Holdings Limited (“South Power”), a wholly owned subsidiary of NFE, entered into a financing agreement (“CHP Facility”), initially receiving approximately $100,000. The CHP Facility was secured by a mortgage over the lease of the site on which the Company’s combined heat and power plant in Clarendon, Jamaica (“CHP Plant”) is located and related security. In January 2022, South Power and the counterparty to the CHP Facility agreed to rescind the CHP Facility and entered into an agreement for the issuance of secured bonds (“South Power 2029 Bonds”) and subsequently authorized the issuance of up to $285,000 in South Power 2029 Bonds. The South Power 2029 Bonds are secured by, amongst other things, the CHP Plant. Amounts outstanding at the time of the mutual rescission of the CHP Facility of $100,000 were credited towards the purchase price of the South Power 2029 Bonds. During the nine months ended September 30, 2022, the Company issued $121,824, of South Power 2029 Bonds for a total amount outstanding of $221,824 as of September 30, 2022.

The South Power 2029 Bonds bear interest at an annual fixed rate of 6.50% and shall be repaid in quarterly installments beginning in August 2025 with the final repayment date in May 2029. Interest payments on outstanding principal balances are due quarterly.

South Power is required to comply with certain financial covenants as well as customary affirmative and negative covenants. The South Power 2029 Bonds also provide for customary events of default, prepayment and cure provisions. The Company is in compliance with all covenants as of September 30, 2022.

In conjunction with obtaining the CHP Facility, the Company incurred $3,243 in origination, structuring and other fees. The rescission of the CHP Facility and issuance of South Power 2029 Bonds was treated as a modification, and fees attributable to lenders that participated in the CHP Facility will be amortized over the life of the South Power 2029 Bonds; additional third-party fees associated with such lenders of $258 were recognized as expense in the first quarter of 2022. Additional fees for new lenders participating in the South Power 2029 Bonds were recognized as a reduction of the principal balance on the condensed consolidated balance sheets. As of September 30, 2022 and December 31, 2021, the remaining unamortized deferred financing costs for the CHP Facility was $5,844 and $3,180, respectively.

Barcarena Term Loan

In the third quarter of 2022, certain of the Company's indirect subsidiaries entered into a financing agreement to borrow up to $200,000 due upon maturity in February 2024 (the “Barcarena Term Loan”); proceeds will be utilized to fund construction of the Barcarena Power Plant. The initial principal balance funded was $100,238. Interest is due quarterly, and outstanding borrowings bear interest at a rate equal to Secured Overnight Financing Rate ("SOFR") plus 4.70%. Additionally, undrawn balances incur a commitment fee of 1.9%.

No prepayment premiums are due for principal repayment made after April 2023; principal repayments prior to this date incur fees based on a declining schedule.

The obligations under the Barcarena Term Loan are guaranteed by certain indirect Brazilian subsidiaries that are constructing the Barcarena Power Plant, and New Fortress Energy Inc. has provided a parent company guarantee. The Company is required to comply with customary affirmative and negative covenants, and the Barcarena Term Loan also provides for customary events of default, prepayment and cure provisions. The Company was in compliance with all covenants as of September 30, 2022.

The Company incurred $3,334 of structuring and other fees, and such fees have been deferred as a reduction to the principal balance of the Barcarena Term Loan.

Revolving Facility

In April 2021, the Company entered into a $200,000 senior secured revolving credit facility (the "Revolving Facility"). The proceeds of the Revolving Facility may be used for working capital and other general corporate purposes (including permitted acquisitions and other investments). In February and May 2022, the Revolving Facility was amended to increase the borrowing capacity by $115,000 and $125,000, respectively, for a total capacity under the Revolving Facility of $440,000. Letters of credit issued under the $100,000 letter of credit sub-facility may be used for general corporate purposes. The Revolving Facility will mature in 2026, with the potential for the Company to extend the maturity date once in a one-year increment.

Borrowings under the Revolving Facility bear interest at a rate equal to SOFR plus 0.15% plus 2.50% if the usage under the Revolving Facility is equal to or less than 50% of the commitments under the Revolving Facility and SOFR plus 0.15% plus 2.75% if the usage under the Revolving Facility is in excess of 50% of the commitments under the Revolving Facility, subject in each case to a 0% SOFR floor. Borrowings under the Revolving Facility may be prepaid, at the option of the Company, at any time without premium.

The obligations under the Revolving Facility are guaranteed by certain of the Company's subsidiaries.

The Company incurred $5,398 in origination, structuring and other fees, associated with entry into the Revolving Facility. These costs have been capitalized within Other non-current assets on the condensed consolidated balance sheets. As of September 30, 2022 and December 31, 2021, total remaining unamortized deferred financing costs for the Revolving Facility was $4,673 and $3,807, respectively.

The Company is required to comply with covenants under the Revolving Facility and letter of credit facility, including requirements to maintain Debt to Capitalization Ratio of less than 0.7:1.0, and for quarters in which the Revolving Facility is greater than 50% drawn, the Debt to Annualized EBITDA Ratio must be less than 5.0:1.0 for fiscal quarters ending December 31, 2021 until September 30, 2023 and less than 4.0:1.0 for the fiscal quarter ended December 31, 2023. The Company was in compliance with all covenants as of September 30, 2022.

VIE loans

As part of the Vessel Financing Transaction, the Company exercised its option to repurchase the Penguin, Celsius, and Nanook vessels for a total payment of $380,176. After exercising the repurchase options, the Company no longer had a controlling financial interest in these VIEs and deconsolidated the VIEs. The Company has recognized a loss of $9,082 from exiting this financing arrangements in Loss on extinguishment of debt, net in the condensed consolidated statements of operations and comprehensive income (loss).

Interest expense

Interest and related amortization of debt issuance costs, premiums and discounts recognized during major development and construction projects are capitalized and included in the cost of the project. Interest expense, net of amounts capitalized, recognized for the three and nine months ended September 30, 2022 and 2021 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest per contractual rates	$88,080	$53,140	$204,091	$120,445
Amortization of debt issuance costs, premiums and discounts	2,583	13,917	8,376	6,034
Interest expense incurred on finance lease obligations	208	152	655	202
Total interest costs	$90,871	$67,209	$213,122	$126,681
Capitalized interest	27,283	9,614	56,778	18,924
Total interest expense	$63,588	$57,595	$156,344	$107,757

21. Income Taxes

The effective tax rate for the three months ended September 30, 2022 was 15.1%, compared to (24.8)% for the three months ended September 30, 2021. The total tax provision for the three months ended September 30, 2022 was $9,971 compared to a provision of $3,526 for the three months ended September 30, 2021. The effective tax rate for the nine months ended September 30, 2022 was 1,737.1%, compared to (13.6)% for the nine months ended September 30, 2021. The total tax benefit for the nine months ended September 30, 2022 was $126,249, compared to a provision of $7,058 for the nine months ended September 30, 2021. The calculation of the effective tax rate for the period after the Mergers includes income from equity method investments.

The change to the effective tax rate for the three months ended September 30, 2022 resulted principally from excess tax benefits from stock compensation. For the three months ended September 30, 2022, the Company reflected windfall on stock compensation of $19,445.

The change to the effective tax rate for the nine months ended September 30, 2022 resulted principally from the windfall on stock compensation, the remeasurement of the deferred income tax liability in conjunction with an internal reorganization and tax benefit associated with the OTTI of the investment in CELSEPAR. For the nine months ended September 30, 2022, the Company reflected excess tax benefits from stock compensation of $24,381. In the first quarter of 2022, the Company’s equity method investment in CELSEPAR was distributed to a subsidiary domiciled in the United Kingdom; the investment was previously held by a subsidiary domiciled in Brazil, and this reorganization resulted in a discrete tax benefit of $76,460. Additionally, in the second and third quarters of 2022, the Company recognized additional discrete benefits of $122,440, primarily due to OTTI, asset impairment expense and the impacts of changes in foreign currency exchange rates. This increase in tax benefit for the nine months ended September 30, 2022 was partially offset by an increase in pretax income for certain profitable operations, including GMLP and Hygo.

The Company is treating the Vessel Financing Transaction as a sale and contribution to Energos of the vessels and related entities for tax purposes. The Company has recorded deferred tax assets and liabilities on the debt and vessels, respectively, and deferred gain on the appreciated vessels that were contributed to Energos, which is fully offset with a valuation allowance in the United States. As a result of the Vessel Financing Transaction, all income tax payables, deferred tax assets and liabilities, and uncertain tax positions associated with the vessels and entities were derecognized from the Company’s balance sheet.

During the second quarter of 2021, the Company assumed a liability for tax contingencies in the Mergers primarily related to potential tax obligations for payments under certain charter agreements for acquired vessels; this liability was included in Other long-term liabilities on the condensed consolidated balance sheets. In addition to the liabilities for unrecognized income tax benefits assumed in the Mergers, the Company assumed liabilities related to potential employment tax obligations that are accounted for under ASC 450. Due to the Vessel Financing Transaction, such uncertain tax liabilities are no longer recognized on the Company’s condensed consolidated balance sheet.

22. Commitments and contingencies

The Company may be subject to certain legal proceedings, claims and disputes that arise in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

23. Earnings per share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$56,231	$(17,769)	$118,981	$(59,012)
Net loss attributable to non-controlling interests	5,617	7,963	11,371	5,259
Net income (loss) attributable to Class A common stock	$61,848	$(9,806)	$130,352	$(53,753)

Denominator:
Weighted-average shares - basic	209,629,936	207,497,013	209,749,139	195,626,564
Net income (loss) per share - basic	$0.30	$(0.05)	$0.62	$(0.27)

Weighted-average shares - diluted	209,800,427	207,497,013	209,869,058	195,626,564
Net income (loss) per share - diluted	$0.29	$(0.05)	$0.62	$(0.27)

The following table presents potentially dilutive securities excluded from the computation of diluted net income per share for the periods presented because its effects would have been anti-dilutive.

	September 30, 2022	September 30, 2021
Unvested RSUs	—	679,909
Shannon Equity Agreement shares	422,680	684,962
Total	422,680	1,364,871
The Company paid dividends of $62,092 and $59,013 during the nine months ended September 30, 2022 and 2021, respectively, representing $0.10 per Class A share.

During the nine months ended September 30, 2022 and 2021, subsequent to the Mergers, the Company paid dividends of $9,057 and $6,038, respectively to holders of GMLP’s 8.75% Series A Cumulative Redeemable Preferred Units (“Series A Preferred Units”). As these equity interests have been issued by the Company’s consolidated subsidiary, the value of the Series A Preferred Units is recognized as non-controlling interest in the condensed consolidated financial statements.
24. Share-based compensation
Performance Share Units (“PSUs”)
During the first quarter of 2021, the Company granted PSUs to certain employees and non-employees that contain a performance condition under the New Fortress Energy Inc. 2019 Omnibus Incentive Plan (the "2019 Plan"). Vesting is determined based on achievement of a performance metric for the year subsequent to the grant, and the number of shares that will vest can range from zero to a multiple of units granted. During the third quarter of 2022, the Company determined that it was probable that the 2021 Grant will vest at a multiple of one. Compensation cost for the service period since the grant date of $11,978 was recognized in the third quarter of 2022.

PSUs Granted	Units Granted	Range of Vesting	Units Vested / Probable of Vesting	Unrecognized Compensation Cost(1)	Weighted Average Remaining Vesting Period
Q1 2021 ("2021 Grant")	400,507	0 to 801,014	343,248	15,942	0.25 years
(1) Unrecognized compensation cost is based upon the maximum amount of shares that could vest.
Restricted Stock Units ("RSUs")
The Company has granted RSUs to select officers, employees, non-employee members of the board of directors and select non-employees under the 2019 Plan. The fair value of RSUs on the grant date is estimated based on the closing price of the underlying shares on the grant date and other fair value adjustments to account for a post-vesting holding period. These fair value adjustments were estimated based on the Finnerty model.
The following table summarizes the RSU activity for the nine months ended September 30, 2022:

	Restricted Stock Units	Weighted-average grant date fair value per share
Non-vested RSUs as of December 31, 2021	676,338	$13.49
Granted	12,196	$29.89
Vested	(688,534)	$13.81
Forfeited	—	$—
Non-vested RSUs as of September 30, 2022	—	$—

The following table summarizes the share-based compensation expense for the Company’s RSUs recorded for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operations and maintenance	$—	$207	$4	$641
Selling, general and administrative	1,440	1,355	2,674	4,304
Total share-based compensation expense	$1,440	$1,562	$2,678	$4,945
As of September 30, 2022, all RSUs subject to service conditions have vested, and the Company has no unrecognized compensation cost. For both the three and nine months ended September 30, 2022, no cumulative compensation expense recognized for forfeited RSU awards was reversed. For the three and nine months ended September 30, 2021, cumulative compensation expense recognized for forfeited RSU awards of $116 and $173, respectively, was reversed. The Company recognizes the income tax benefits resulting from vesting of RSUs in the period of vesting, to the extent the compensation expense has been recognized.
25. Related party transactions
Management services
The Company is majority owned by Messrs. Edens (our chief executive officer and chairman of our Board of Directors) and Nardone (one of our Directors) who are currently employed by Fortress Investment Group LLC (“Fortress”). In the ordinary course of business, Fortress, through affiliated entities, charges the Company for administrative and general expenses incurred pursuant to its Administrative Services Agreement (“Administrative Agreement”). The charges under the Administrative Agreement that are attributable to the Company totaled $1,117 and $1,352 for the three months ended September 30, 2022 and 2021, respectively, and totaled $3,776 and $5,073 for the nine months ended September 30, 2022 and 2021, respectively. Costs associated with the Administrative Agreement are included within Selling, general and administrative in the condensed consolidated statements of operations and comprehensive income (loss). As of September 30, 2022 and December 31, 2021, $4,053 and $5,700 were due to Fortress, respectively.
In addition to administrative services, an affiliate of Fortress owns and leases an aircraft chartered by the Company for business purposes in the course of operations. The Company incurred, at aircraft operator market rates, charter costs of $750 and $436 for the three months ended September 30, 2022 and 2021, respectively, and $2,897 and $3,385 for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, $704 and $944 was due to this affiliate, respectively.
Land lease
The Company has leased land from Florida East Coast Industries, LLC (“FECI”), which is controlled by funds managed by an affiliate of Fortress. The Company recognized expense related to the land lease of $103 and $103 during the three months ended September 30, 2022 and 2021, respectively, and $310 and $332 during the nine months ended September 30, 2022 and 2021, respectively, which was included within Operations and maintenance in the condensed consolidated statements of operations and comprehensive income (loss). As of September 30, 2022 and December 31, 2021, the Company has recorded a lease liability of $3,333 and $3,314, respectively, within Non-current lease liabilities on the condensed consolidated balance sheet.
DevTech investment
In August 2018, the Company entered into a consulting arrangement with DevTech Environment Limited (“DevTech”) to provide business development services to increase the customer base of the Company. DevTech also contributed cash consideration in exchange for a 10% interest in a consolidated subsidiary. The 10% interest is reflected as non-controlling interest in the Company’s condensed consolidated financial statements. DevTech purchased 10% of a note payable due to an affiliate of the Company. During the third quarter of 2021, the Company settled all outstanding amounts due under notes payable; the consulting agreement was also restructured to settle all previous amounts owed to DevTech and to include a royalty payment based on certain volumes sold in Jamaica. The Company paid $988 to settle these outstanding amounts. Subsequent to the restructuring of the consulting agreement, the Company recognized approximately $111 and $328 in expense for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022 and December 31, 2021, $111 and $88 was due to DevTech, respectively.
Fortress affiliated entities
The Company provides certain administrative services to related parties including Fortress affiliated entities. There are no costs incurred by the Company as the Company is fully reimbursed for all costs incurred. Beginning in the fourth quarter of 2020, the Company began subleasing a portion of office space and related administrative services to an affiliate of an entity managed by Fortress. For the three months ended September 30, 2022 and 2021, $99 and $201 of rent and office related expenses were incurred by this affiliate, respectively. For the nine months ended September 30, 2022 and 2021, $491 and $595 of rent and office related expenses were incurred by this affiliate, respectively. As of September 30, 2022 and December 31, 2021, $575 and $1,241 were due from all Fortress affiliated entities, respectively.
Additionally, an entity formerly affiliated with Fortress and currently owned by Messrs. Edens and Nardone provides certain administrative services to the Company, as well as providing office space under a month-to-month non-exclusive license agreement. The Company incurred rent and administrative expenses of approximately $663 and $571 for the three months ended September 30, 2022 and 2021, respectively, and $1,845 and $2,048 for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, $1,845 and $2,444 were due to Fortress affiliated entities, respectively.
Hilli guarantees
As part of the GMLP Merger, the Company assumed a guarantee (the “Partnership Guarantee”) of 50% of the outstanding principal and interest amounts payable by Hilli Corp under the Hilli Leaseback. The Company also assumed a guarantee of the letter of credit (“LOC Guarantee”) issued by a financial institution in the event of Hilli Corp’s underperformance or non-performance under the LTA. Under the LOC Guarantee, the Company is severally liable for any outstanding amounts that are payable, up to approximately $19,000. As of September 30, 2022, Company has guaranteed $331,500 under the Partnership Guarantee.
Under the Partnership Guarantee and the LOC Guarantee NFE’s subsidiary, GMLP, is required to comply with the following covenants and ratios:
•free liquid assets of at least $30 million throughout the Hilli Leaseback period;
•a maximum net debt to EBITDA ratio for the previous 12 months of 6.5:1; and
•a consolidated tangible net worth of $123.95 million.
As of September 30, 2022, the fair value of debt guarantees after amortization of $3,549 has been presented within Other current liabilities on the condensed consolidated balance sheet. As of September 30, 2022, the Company was in compliance with the covenants and ratios for both Hilli guarantees.
26. Segments
As of September 30, 2022, the Company operates in two reportable segments: Terminals and Infrastructure and Ships:
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
•Ships includes FSRUs and LNG carriers that are leased to customers under long-term or spot arrangements. FSRUs are stationed offshore for customer’s operations to regasify LNG; six of the Company's FSRUs are included in this segment. LNG carriers are vessels that transport LNG and are compatible with many LNG loading and receiving terminals globally. Five of the Company's LNG carriers are included in this segment. The Company’s investments in Hilli LLC and Energos are also included in the Ships segment.
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
The table below presents segment information for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022
(in thousands of $)	Terminals and Infrastructure(1)	Ships(2)	Total Segment	Consolidation and Other(3)	Consolidated
Statement of operations:
Total revenues	$687,437	$111,660	$799,097	$(67,167)	$731,930
Cost of sales	402,458	—	402,458	(8,628)	393,830
Vessel operating expenses	3,431	23,799	27,230	(6,912)	20,318
Operations and maintenance	30,079	—	30,079	(8,046)	22,033
Segment Operating Margin	$251,469	$87,861	$339,330	$(43,581)	$295,749
Balance sheet:
Total assets(4)	$5,366,730	$2,074,254	$7,440,984	$—	$7,440,984
Other segmental financial information:
Capital expenditures(4)(5)	$451,360	$12,690	$464,050	$—	$464,050

	Nine Months Ended September 30, 2022
(in thousands of $)	Terminals and Infrastructure(1)	Ships(2)	Total Segment	Consolidation and Other(3)	Consolidated
Statement of operations:
Total revenues	$1,711,241	$337,626	$2,048,867	$(226,964)	$1,821,903
Cost of sales	909,938	—	909,938	(35,409)	874,529
Vessel operating expenses	11,178	71,029	82,207	(20,297)	61,910
Operations and maintenance	89,861	—	89,861	(24,170)	65,691
Segment Operating Margin	$700,264	$266,597	$966,861	$(147,088)	$819,773
Balance sheet:
Total assets(4)	$5,366,730	$2,074,254	$7,440,984	$—	$7,440,984
Other segmental financial information:
Capital expenditures(4)(5)	$890,558	$27,127	$917,685	$—	$917,685

	Three Months Ended September 30, 2021
(in thousands of $)	Terminals and Infrastructure(1)	Ships(2)	Total Segment	Consolidation and Other(3)	Consolidated
Statement of operations:
Total revenues	$349,140	$116,050	$465,190	$(160,534)	$304,656
Cost of sales	206,131	—	206,131	(70,699)	135,432
Vessel operating expenses	—	21,210	21,210	(5,909)	15,301
Operations and maintenance	27,371	—	27,371	(7,227)	20,144
Segment Operating Margin	$115,638	$94,840	$210,478	$(76,699)	$133,779
Balance sheet:
Total assets(4)	$4,146,251	$2,518,836	$6,665,087	$—	$6,665,087
Other segmental financial information:
Capital expenditures(4)(5)	$292,982	$5,766	$298,748	$—	$298,748

	Nine Months Ended September 30, 2021
(in thousands of $)	Terminals and Infrastructure(1)	Ships(2)	Total Segment	Consolidation and Other(3)	Consolidated
Statement of operations:
Total revenues	$676,372	$211,812	$888,184	$(214,005)	$674,179
Cost of sales	406,253	—	406,253	(72,720)	333,533
Vessel operating expenses	—	41,385	41,385	(10,684)	30,701
Operations and maintenance	67,266	—	67,266	(12,306)	54,960
Segment Operating Margin	$202,853	$170,427	$373,280	$(118,295)	$254,985
Balance sheet:
Total assets(4)	$4,146,251	$2,518,836	$6,665,087	$—	$6,665,087
Other segmental financial information:
Capital expenditures(4)(5)	$609,533	$6,799	$616,332	$—	$616,332
(1) Terminals and Infrastructure includes the Company’s effective share of revenues, expenses and operating margin attributable to 50% ownership of CELSEPAR. The losses attributable to the investment of $44,559 and $397,874 for the three and nine months ended September 30, 2022, respectively, and losses and earnings attributable to the investment of $27,792 and $656 for the three and nine months ended September 30, 2021, respectively, are reported in (Loss) income from equity method investments in the condensed consolidated statements of operations and comprehensive income (loss).
(2) Ships includes the Company’s effective share of revenues, expenses and operating margin attributable to 50% ownership of the Hilli Common Units. The earnings attributable to the investment of $12,825 and $43,448 for the three and nine months ended September 30, 2022, respectively, and $11,809 and $22,302 for the three and nine months ended September 30, 2021, respectively, are reported in (Loss) income from equity method investments in the condensed consolidated statements of operations and comprehensive income (loss).
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

Consolidated Segment Operating Margin is defined as net income (loss), adjusted for selling, general and administrative expenses, transaction and integration costs, depreciation and amortization, asset impairment expense, interest expense, other expense (income), (loss) income from equity method investments and tax provision (benefit).

The following table reconciles Net income (loss) income, the most comparable financial statement measure, to Consolidated Segment Operating Margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of $)	2022	2021	2022	2021
Net income (loss)	$56,231	$(17,769)	$118,981	$(59,012)
Add:
Selling, general and administrative	67,601	46,802	165,952	124,954
Transaction and integration costs	5,620	1,848	12,387	42,564
Depreciation and amortization	35,793	31,194	106,439	68,080
Asset impairment expense	—	—	48,109	—
Interest expense	63,588	57,595	156,344	107,757
Other expense (income), net	10,214	(5,400)	(31,613)	(13,458)
Loss on extinguishment of debt, net	14,997	—	14,997	—
Tax provision (benefit)	9,971	3,526	(126,249)	7,058
Loss (income) from equity method investments	31,734	15,983	354,426	(22,958)
Consolidated Segment Operating Margin	$295,749	$133,779	$819,773	$254,985

`Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
Overview

We are a global energy infrastructure company founded to help address energy poverty and accelerate the world’s transition to reliable, affordable, and clean energy. We own and operate natural gas and liquefied natural gas ("LNG") infrastructure, and an integrated fleet of ships and logistics assets to rapidly deliver turnkey energy solutions to global markets; additionally, we have expanded our focus to building our mobile LNG manufacturing business. Our near-term mission is to provide modern infrastructure solutions to create cleaner, reliable energy while generating a positive economic impact worldwide. Our long-term mission is to become one of the world’s leading carbon emission-free independent power providing companies by leveraging our global portfolio of integrated energy infrastructure. We discuss this important goal in more detail in our Annual Report, “Items 1 and 2: Business and Properties” under “Sustainability—Toward a Carbon-Free Future.”

On April 15, 2021, we completed the acquisitions of Hygo (the "Hygo Merger") and GMLP (the "GMLP Merger," and collectively with the Hygo Merger, the “Mergers”) As a result of the Hygo Merger, we acquired a 50% interest in a 1.5GW power plant in Sergipe, Brazil (the “Sergipe Power Plant”) and its operating FSRU terminal in Sergipe, Brazil (the “Sergipe Facility”), as well as a terminal and power plant under development in the State of Pará, Brazil (the “Barcarena Facility” and "Barcarena Power Plant," respectively), a terminal under development on the southern coast of Brazil (the “Santa Catarina Facility”) and the Nanook, a newbuild FSRU moored and in service at the Sergipe Facility. As a result of the Mergers, we acquired a fleet of six other FSRUs, six LNG carriers and an interest in a floating liquefaction vessel, the Hilli Episeyo (the “Hilli”), each of which are expected to help support our existing facilities and international project pipeline. Acquired FSRUs are operating in Brazil, Indonesia and Jordan under time charters, and uncontracted vessels are available for short term employment in the spot market.

Subsequent to the completion of the Mergers, our chief operating decision maker makes resource allocation decisions and assesses performance on the basis of two operating segments, Terminals and Infrastructure and Ships.

Our Terminals and Infrastructure segment includes the entire production and delivery chain from natural gas procurement and liquefaction to logistics, shipping, facilities and conversion or development of natural gas-fired power generation. We currently source LNG from long-term supply agreements with third-party suppliers and from our own liquefaction facility in Miami, Florida. Vessels utilized in our terminal or logistics operations are included in this segment. We centrally manage our LNG supply and the deployment of our vessels utilized in our terminal or logistics operations, which allows us to optimally manage our LNG supply and fleet. The Terminals and Infrastructure segment includes all terminal operations in Jamaica, Puerto Rico, Mexico and Brazil, including our interest in the Sergipe Power Plant.

Our Ships segment includes all vessels which are leased to customers under long-term or spot arrangements. The Company’s investment in Hilli LLC, owner and operator of the Hilli, is also included in the Ships segment. Over time, we expect to utilize these vessels in our own terminal operations as charter agreements for these vessels expire.
Our Current Operations – Terminals and Infrastructure

Our management team has successfully employed our strategy to secure long-term contracts with significant customers in Jamaica and Puerto Rico, including Jamaica Public Service Company Limited (“JPS”), the sole public utility in Jamaica, South Jamaica Power Company Limited (“SJPC”), an affiliate of JPS, Jamalco, a bauxite mining and alumina producer in Jamaica, the Puerto Rico Electric Power Authority (“PREPA”), and Comisión Federal de Electricidad (“CFE”), each of which is described in more detail below. Our assets built to service these significant customers have been designed with capacity to service other customers.

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
Montego Bay Facility

The Montego Bay Facility serves as our supply hub for the north side of Jamaica, providing natural gas to JPS to fuel the 145MW Bogue power plant in Montego Bay, Jamaica ("Bogue Power Plant"). Our Montego Bay Facility commenced commercial operations in October 2016 and is capable of processing up to 61,000 MMBtu of LNG per day and features approximately 7,000 cubic meters of onsite storage. The Montego Bay Facility also consists of an ISO loading facility that can transport LNG to numerous on-island industrial users.
Old Harbour Facility

The Old Harbour Facility is an offshore facility consisting of an FSRU that is capable of processing up to 750,000 MMBtus of LNG per day. The Old Harbour Facility commenced commercial operations in June 2019 and supplies natural gas to the 190MW Old Harbour power plant (“Old Harbour Power Plant”) operated by SJPC. The Old Harbour Facility is also supplying natural gas to our dual-fired combined heat and power facility in Clarendon, Jamaica (“CHP Plant”). The CHP Plant supplies electricity to JPS under a long-term PPA. The CHP Plant also provides steam to Jamalco under a long-term take-or-pay SSA. The Old Harbour Facility also supplies gas directly to Jamalco to utilize in their gas-fired boilers.
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
Sergipe Power Plant

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

We also own expansion rights with respect to the Sergipe Power Plant, which are owned by Centrais Elétricas Barra dos Coqueiros S.A. (“CEBARRA”), a joint venture with Ebrasil Energia Ltda. (“Ebrasil”), an affiliate of Eletricidade do Brasil S.A., of which we own a 75% interest. These rights include 190 acres of land and regulatory permits for two new power generation projects of 1.7GW in the aggregate. CEBARRA has obtained all permits and other rights necessary to participate in future government power auctions.

In October 2022, we completed the sale of our interest in the Sergipe Power Plant to Eneva S.A. See "Recent Developments."
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

In the fourth quarter of 2022, we finalized short-form agreements with Comisión Federal de Electricidad (“CFE”) to expand and extend our supply of natural gas to multiple CFE power generation facilities in Baja California Sur and to sell the La Paz Power Plant to CFE and are in the process of finalizing long-form agreements to commemorate all binding terms. The gas sales and power plant sale agreements are subject to execution of the long-form final agreements and certain conditions precedent, and we expect to execute the long-form final agreements in the fourth quarter of 2022. We do not expect to recognize a loss on sale upon completion of this transaction.
Miami Facility

Our Miami Facility began operations in April 2016. This facility has liquefaction capacity of approximately 8,300 MMBtu of LNG per day and enables us to produce LNG for sales directly to industrial end-users in southern Florida, including Florida East Coast Railway via our train loading facility, and other customers throughout the Caribbean using ISO containers.
Our Current Operations – Ships

Our Ships segment includes six FSRUs and five LNG carriers, which are leased to customers under long-term or spot arrangements. As these charter arrangements expire, we expect to use these vessels in our terminal operations and reflect such vessels in our Terminals and Infrastructure segment. One acquired LNG carrier and one acquired FSRU are utilized in our terminal operations, and the results of operations of these vessels are reflected in the Terminals and Infrastructure segment. In August 2022, we completed financing transaction with an affiliate of Apollo Global Management, Inc. collateralized by our vessels. See "Recent Developments"

The Company’s investment in Hilli LLC, owner and operator of the Hilli, is also included in the Ships segment. Golar Hilli Corporation ("Hilli Corp"), a wholly owned subsidiary of Hilli LLC, has a Liquefication Tolling Agreement (“LTA”) with Perenco Cameroon S.A. and Société Nationale des Hydrocarbures under which the Hilli provides liquefaction services through July 2026. Under the LTA, Hilli Corp receives a monthly tolling fee, consisting of a fixed element of hire and incremental tolling fees based on the price of Brent crude oil.
Our Development Projects
Fast LNG ("FLNG")

We are currently developing a series of modular floating liquefaction facilities to provide a source of low-cost supply of LNG to customers around the world. We set out to create a fast and cheaper offshore liquefaction solution for our growing customer base. The “Fast LNG” design pairs advancements in modular, midsize liquefaction technology with jack up rigs, semi-submersible rigs or similar marine floating infrastructure to enable a much lower cost and faster deployment schedule than land-based alternatives. Semi-permanently moored floating storage unit(s) ("FSU") will serve as LNG storage alongside the floating liquefaction infrastructure, which can be deployed anywhere there is abundant and stranded natural gas.

Our initial Fast LNG units are being constructed at the Kiewit Offshore Services (“KOS”) shipyard near Corpus Christi, Texas. The KOS facility specializes in the fabrication and integration of offshore projects. In partnership with Kiewit, we have established an efficient and repeatable process to reduce cost and time to build incremental liquefaction capacity.

Fast LNG is a key part of our strategy to grow our LNG supply portfolio to enhance energy security and deliver returns to our shareholders. According to the World Bank, global primary energy demand is expected to increase substantially to 2050, and natural gas is to play a key role in meeting the electricity and heating needs of global markets. A natural gas supply shortfall is now exacerbated by the Russia-Ukraine War.

LNG produced from abundant and reliable natural gas resources, including in North America, can serve to mitigate destabilizing effects of geopolitical conflict and improve the security and stability of energy supplies around the world. We believe our integrated business model is uniquely positioned both to respond to unprecedented near-term market opportunities and to convert our LNG volumes to longer term contracts to serve our downstream energy customers.
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

Barcarena Facility

The Barcarena Facility will consist of an FSRU and associated infrastructure, including mooring and offshore and onshore pipelines. The Barcarena Facility will be capable of processing up to 790,000 MMBtu per day and storing up to 170,000 cubic meters of LNG. The Barcarena Facility is expected to supply gas to third-party industrial and power customers as well as a new 605MW combined cycle thermal power plant to be located in Pará, Brazil which we own (the “Barcarena Power Plant”), which is supported by multiple 25-year power purchase agreements to supply electricity to the national electricity grid. The power project is scheduled to deliver power to nine committed offtakers for 25 years beginning in 2025.
Santa Catarina Facility

The Santa Catarina Facility will be located on the southern coast of Brazil and will consist of an FSRU with a processing capacity of approximately 570,000 MMBtus per day and LNG storage capacity of up to 170,000 cubic meters. We are also developing a 33-kilometer, 20-inch pipeline that will connect the Santa Catarina Facility to the existing inland Transportadora Brasileira Gasoduto Bolivia-Brasil S.A. (“TBG”) pipeline via an interconnection point in the municipality of Garuva. The Santa Catarina Facility and associated pipeline are expected to have a total addressable market of 15 million cubic meters per day.

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

Other Projects

In the fourth quarter of 2022, we also finalized agreements with CFE for the supply of natural gas to a new FLNG hub off the coast of Altamira, Tamaulipas, which are subject to finalizing long-form definitive agreements and satisfying certain conditions precedent. We plan to deploy multiple 1.4 MTPA FLNG units that will utilize CFE’s existing firm pipeline transportation capacity on TC Energy’s Sur de Texas-Tuxpan Pipeline to deliver feedgas volumes to NFE. CFE would share in the production and marketing of a portion of the LNG volumes from the new Altamira offshore FLNG hub. We expect that our first FLNG unit will be deployed to Altamira in 2023.

We are currently in discussions with Petróleos Mexicanos (“Pemex”) to form a long-term strategic partnership to develop the Lakach deepwater natural gas field for Pemex to supply natural gas to Mexico's onshore domestic market and for NFE to produce LNG for export to global markets. If the parties form a partnership, NFE expects to invest a significant amount of capital in the continued development of the Lakach field over a two-year period by completing seven offshore wells and to deploy a 1.4 MTPA Fast LNG unit to liquefy the majority of the produced natural gas. Remaining natural gas and associated condensate volumes are expected to be utilized by Pemex in Mexico's onshore domestic market.

We are in active discussions to develop projects in multiple regions around the world that may have significant demand for additional power, LNG and natural gas, although there can be no assurance that these discussions will result in additional contracts or that we will be able to achieve our target pricing or margins.

Recent Developments
Sergipe Sale

On May 31, 2022, LNG Power Limited (“LNG Power”), an indirect subsidiary of NFE and direct owner of the CELSEPAR investment, and certain Ebrasil sellers as owners of CELSEPAR (together with LNG Power, the “Sergipe Sellers”), Eneva S.A., as purchaser ("Eneva") and Eletricidade do Brasil S.A. -- Ebrasil, entered into a Share Purchase Agreement pursuant to which Eneva agreed to acquire all of the outstanding shares of CELSEPAR and CEBARRA for a purchase price of R$6.10 billion in cash (approximately $1.10 billion using the exchange rate as of September 30, 2022) (the “Sergipe Sale”).

The purchase price payable by Eneva accrued interest at a rate of CDI + 1% from December 31, 2021 until the date of the closing and was subject to certain customary adjustments, including for the amount of any leakage that has occurred from December 31, 2021 to the date of the closing, including (a) making distributions or payments to or for the benefit of Sergipe Sellers and their affiliates and assuming or incurring liabilities for the benefit of Sergipe Sellers or their affiliates, and (b) certain fees and expenses incurred by CELSEPAR and CEBARRA in connection with the Sergipe Sale. The Sergipe Sale was completed on October 3, 2022, and Eneva paid the Sergipe Sellers R$6.80 billion (approximately $1.30 billion using the exchange rate as of September 30, 2022). LNG Power also entered into a foreign currency forward associated to mitigate foreign currency risk to the expected proceeds from the transaction, and this foreign currency forward settled on October 3, 2022, resulting in a gain of $20,394.
In connection with the Sergipe Sale, we have recognized an other than temporary impairment of the investment in CELSEPAR of $369,207, and this loss has been recognized in loss (income) from equity method investments in the condensed consolidated statements of operations and comprehensive income (loss). Upon closing, we expect to recognize transaction costs associated with the sale of CELSEPAR.

The assets of CEBARRA primarily consist of construction in progress, and in conjunction with the Sergipe Sale, the assets of CEBARRA meet the criteria to be represented as held for sale and stated at fair value. These assets were reviewed for impairment upon classification to held for sale, and the Company recognized an impairment loss of $48,109 in Asset impairment expense in the condensed consolidated statements of operations and comprehensive income (loss).
Vessel Financing Transaction

On August 15, 2022, the Company and an affiliate of certain funds or investment vehicles managed by affiliates of Apollo Global Management, Inc., AP Neptune Holdings Ltd. ("Purchaser"), created a joint venture and completed a sales and financing transaction resulting in cash proceeds of approximately $1.85 billion. This sales and financing transaction comprised (1) the formation of a joint venture doing business as Energos Infrastructure ("Energos"), (2) the sale for cash of eight vessels, along with these vessels' owning and operating entities to the Purchaser, (3) the contribution of acquired vessel owning entities to Energos by the Purchaser and (4) the Company's contribution of three vessels, along with each vessels' owning and operating entities, to Energos in exchange for equity in Energos (the “Vessel Financing Transaction”). As a result of the Vessel Financing Transaction, we own approximately a 20% equity interest in Energos, with the remaining interest owned by the Purchaser. We have accounted for the investment in Energos as an equity method investment.

In connection with the Vessel Financing Transaction, we entered into long-term time charter agreements for periods of up to 20 years in respect of ten of the eleven vessels, the terms of which will commence upon the expiration of each vessel's existing charter. These charters prevent the recognition of a sale of these ten vessels to Energos, and as such, proceeds associated with these ten vessels have been treated as failed sale leasebacks. These vessels continue to be recognized on our consolidated balance sheet as Property, plant and equipment, and we have recognized this failed sale leaseback financing as debt. Certain vessels included in the Vessel Financing Transaction are currently chartered to third parties under operating leases. As we have not recognized the sale of these vessels and proceeds received under the Vessel Financing Transaction are collateralized by the cash flows from these charters, revenue generated from these operating leases continues to be recognized as Vessel charter revenue. Cash flows from these third-party charters are included as part of debt service for the sale leaseback financing debt, and we will recognize additional financing costs within Interest expense, net.

The Company has not entered into a charter agreement to leaseback the Nanook. The Nanook was previously accounted for as a finance lease and proceeds received have been allocated between financing of other vessels and the sale of the Nanook. A portion of proceeds received were utilized to extinguish certain debt, including the Vessel Term Loan and the termination of lessor VIE arrangements.

Cargo Sales

Since August 2021, LNG prices have increased materially, and global events, such as Russia’s invasion of Ukraine, have generated further energy pricing volatility. We have supply commitments to secure LNG volumes equal to approximately 100% of our expected needs for our Montego Bay Facility, Old Harbour Facility, San Juan Facility, La Paz Facility and Puerto Sandino Facility for the next six years. Due to this significant increase in market pricing of LNG, we have optimized our supply portfolio to sell a portion of these cargos in the market, and these sales have positively impacted our results for the first three quarters of 2022.
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

Based on the essential nature of the services we provide to support power generation facilities, our operations and development projects have not currently been significantly impacted by responses to the COVID-19 pandemic. We remain committed to prioritizing the health and well-being of our employees, customers, suppliers and other partners. We have implemented policies to screen employees, contractors, and vendors for COVID-19 symptoms upon entering our development projects, operations and office facilities. From the beginning of 2020 to September 30, 2022, we have incurred approximately $2.5 million to date for safety measures introduced into our operations and other responses to the COVID-19 pandemic.

We are actively monitoring the spread of the pandemic and the actions that governments and regulatory agencies are taking to fight the spread. We have not experienced significant disruptions in development projects, charter or terminal operations from the COVID-19 pandemic; however, there are important uncertainties including the scope, severity and duration of the pandemic and resurgences of COVID-19 variants, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures. We do not currently expect these factors to have a significant impact on our results of operations, liquidity or financial position, or our development budgets or timelines.
Other Matters

On June 18, 2020, we received an order from the Federal Energy Regulatory Commission ("FERC") which asked for an explanation as to why our San Juan Facility is not subject to FERC’s jurisdiction under section 3 of the NGA. Because we do not believe that the San Juan Facility is jurisdictional, we provided our reply to FERC on July 20, 2020 and requested that FERC act expeditiously. On March 19, 2021, FERC issued an order that the San Juan Facility does fall under FERC jurisdiction. FERC directed us to file an application for authorization to operate the San Juan Facility within 180 days of the order, which was September 15, 2021, but also found that allowing operation of the San Juan Facility to continue during the pendency of an application is in the public interest. FERC also concluded that no enforcement action against us is warranted, presuming we comply with the requirements of the order. Parties to the proceeding, including the Company, sought rehearing of the March 19, 2021 FERC order, and FERC has denied all requests for rehearing, and the FERC order was affirmed by the United States Court of Appeals for the District of Columbia Circuit on June 14, 2022. To comply with the FERC’s directive, on September 15, 2021, we filed an application for authorization to operate the San Juan Facility, which remains pending.

Results of Operations – Three Months Ended September 30, 2022 compared to Three Months Ended June 30, 2022 and Nine Months Ended September 30, 2022 compared to Nine Months Ended September 30, 2021

Segment performance is evaluated based on operating margin and the tables below present our segment information for the three months ended September 30, 2022 and June 30, 2022, and for the nine months ended September 30, 2022 and September 30, 2021:

	Three Months Ended September 30, 2022
(in thousands of $)	Terminals and Infrastructure(1)	Ships(2)	Total Segment	Consolidation and Other(3)	Consolidated
Total revenues	$687,437	$111,660	$799,097	$(67,167)	$731,930
Cost of sales	402,458	—	402,458	(8,628)	393,830
Vessel operating expenses	3,431	23,799	27,230	(6,912)	20,318
Operations and maintenance	30,079	—	30,079	(8,046)	22,033
Segment Operating Margin	$251,469	$87,861	$339,330	$(43,581)	$295,749

	Three Months Ended June 30, 2022
(in thousands of $)	Terminals and Infrastructure(1)	Ships(2)	Total Segment	Consolidation and Other(3)	Consolidated
Total revenues	$543,455	$111,024	$654,479	$(69,624)	$584,855
Cost of sales	271,948	—	271,948	453	272,401
Vessel operating expenses	4,255	21,288	25,543	(6,915)	18,628
Operations and maintenance	29,540	—	29,540	(9,050)	20,490
Segment Operating Margin	$237,712	$89,736	$327,448	$(54,112)	$273,336

	Nine Months Ended September 30, 2022
(in thousands of $)	Terminals and Infrastructure(1)	Ships(2)	Total Segment	Consolidation and Other(3)	Consolidated
Total revenues	$1,711,241	$337,626	$2,048,867	$(226,964)	$1,821,903
Cost of sales	909,938	—	909,938	(35,409)	874,529
Vessel operating expenses	11,178	71,029	82,207	(20,297)	61,910
Operations and maintenance	89,861	—	89,861	(24,170)	65,691
Segment Operating Margin	$700,264	$266,597	$966,861	$(147,088)	$819,773

	Nine Months Ended September 30, 2021
(in thousands of $)	Terminals and Infrastructure(1)	Ships(2)	Total Segment	Consolidation and Other(3)	Consolidated
Total revenues	$676,372	$211,812	$888,184	$(214,005)	$674,179
Cost of sales	406,253	—	406,253	(72,720)	333,533
Vessel operating expenses	—	41,385	41,385	(10,684)	30,701
Operations and maintenance	67,266	—	67,266	(12,306)	54,960
Segment Operating Margin	$202,853	$170,427	$373,280	$(118,295)	$254,985
(1) Terminals and Infrastructure includes our effective share of revenues, expenses and operating margin attributable to 50% ownership of CELSEPAR. The losses attributable to the investment of $44,559 and $389,996 for the three months ended September 30, 2022 and June 30, 2022, respectively, are reported in (Loss) income from equity method investments in the condensed consolidated statements of operations and comprehensive income (loss). In the nine months ended September 30, 2022 and 2021, the losses and earnings attributable to the investment were $397,874 and $656, respectively.
(2) Ships includes our effective share of revenues, expenses and operating margin attributable to 50% ownership of the Hilli Common Units. The earnings attributable to the investment of $12,825 and $17,069 for the three months ended September 30, 2022 and June 30, 2022, respectively, are reported in (Loss) income from equity method investments in the consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2022 and 2021, the earnings attributable to the investment were $43,448 and $22,302, respectively.
(3) Consolidation and Other adjust for the inclusion of our effective share of revenues, expenses and operating margin attributable to 50% ownership of CELSEPAR and Hilli Common Units in our segment measure and exclusion of the unrealized mark-to-market gain or loss on derivative instruments.
Terminals and Infrastructure Segment

	Three Months Ended,
(in thousands of $)	September 30, 2022	June 30, 2022	Change
Total revenues	$687,437	$543,455	$143,982
Cost of sales	402,458	271,948	130,510
Vessel operating expenses	3,431	4,255	(824)
Operations and maintenance	30,079	29,540	539
Segment Operating Margin	$251,469	$237,712	$13,757

	Nine Months Ended,
(in thousands of $)	September 30, 2022	September 30, 2021	Change
Total revenues	$1,711,241	$676,372	$1,034,869
Cost of sales	909,938	406,253	503,685
Vessel operating expenses	11,178	—	11,178
Operations and maintenance	89,861	67,266	22,595
Segment Operating Margin	$700,264	$202,853	$497,411
Total revenue

Total revenue for the Terminals and Infrastructure Segment increased by $143,982 for the three months ended September 30, 2022 as compared to the three months ended June 30, 2022. The increase was primarily driven by increased revenue from LNG cargo sales to third parties and increases to the Henry Hub index that forms a portion of the pricing to invoice most of our customers in this segment. Revenue from cargo sales was $350,550 for the three months ended September 30, 2022 and $309,030 for the three months ended June 30, 2022. Our revenue has been positively impacted by increases to the Henry Hub index during 2022. The average Henry Hub index pricing used to invoice our downstream customers increased by 14% for the three months ended September 30, 2022 as compared to the three months ended June 30, 2022. Total volumes delivered to downstream customers also contributed to the increase in revenue for the three months ended September 30, 2022; volumes delivered for the three months ended September 30, 2022 were 12.9 TBtu as compared to 9.3 TBtu for the three months ended June 30, 2022.

Total revenue for the Terminals and Infrastructure Segment increased by $1,034,869 for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase was primarily driven by increased revenue from LNG cargo sales to third parties and increases to the Henry Hub index that forms a portion of the pricing to invoice most of our customers in this segment. Revenue from cargos sales was $944,751 for the nine months ended September 30, 2022 as compared to $32,605 for the nine months ended September 30, 2021 as we did not have any significant cargo sales transactions during the first nine months of 2021. The average Henry Hub index pricing used to invoice our downstream customers increased by 113% for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The significant increase in pricing was partially offset by decreases in total volumes delivered to downstream customers; for the nine months ended September 30, 2022 volumes delivered to downstream customers were 28.5 TBtu as compared to 35.0 TBtu for the nine months ended September 30, 2021.

Additional details of the change in volumes by location are as follows:

•Volumes delivered at the Old Harbour Facility increased for the three months ended September 30, 2022 as compared to the three months ended June 30, 2022 due to an increase in volumes delivered at the Old Harbour Power Plant. Decreased consumption at the CHP Plant due to unplanned maintenance drove volume decreases at the Old Harbour Facility for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

•During the first quarter of 2022, no volumes were consumed by the Bogue Power Plant, leading to the significant decrease in volumes delivered at the Montego Bay Facility, due to the port authority at the Port of Montego Bay where our facility resides requiring a reconfiguration and partial relocation of our assets. This reconfiguration was completed in the second quarter of 2022, and at that time, we recommenced deliveries to the Bogue Power Plant. The increase in volumes delivered during the third quarter of 2022 is due to a full quarter of delivered volumes compared to two months during the second quarter of 2022. The decrease in volumes delivered in the nine months ended September 30, 2022 were due to reconfiguration and partial relocation of our assets.

•The San Juan Power Plant completed additional maintenance activities in the first quarter of 2022, leading to lower consumption of natural gas. Maintenance activities were completed by the second quarter of 2022 and normal operations continued through the third quarter of 2022, leading to an increase in volumes delivered at the San Juan Facility for the three months ended September 30, 2022. The decrease in volumes delivered in the nine months ended September 30, 2022 were due to these additional maintenance activities.

Our share of revenue from our investment in CELSEPAR was $41,309 for the three months ended September 30, 2022 and $43,576 for the three months ended June 30, 2022, which was primarily comprised of fixed capacity payments received under CELSE's PPAs. As hydrology conditions have continued to improve in the third quarter of 2022, the Sergipe Power Plant was not dispatched in the third quarter of 2022, reducing revenue from our share of our investment in

CELSEPAR. Our share of revenue from our investment in CELSEPAR was $148,274 for the nine months ended September 30, 2022 as compared to $166,292 for the nine months ended September 30, 2021, which represents our share of revenue for the period after the Mergers. Prior year revenue was higher due to revenue recognized from the emergency dispatch of the Sergipe Power Plant in the third quarter of 2021 due to poor hydrological conditions in Brazil.
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

Cost of sales increased $130,510 for the three months ended September 30, 2022 as compared to the three months ended June 30, 2022.

•Due to the significant increase in market pricing of LNG in the second half of 2021 and continued increase throughout 2022, we have optimized our supply portfolio to sell a portion of our committed cargos in the market. The increase in Cost of sales was primarily due to higher cost of these LNG cargos NFE sold into the market. We recognized $185,708 during the three months ended September 30, 2022 to acquire cargos sold to third parties, as compared to $115,432 for the three months ended June 30, 2022. The weighted-average cost of LNG from cargo sales increased from $11.23 per MMBtu for the three months ended June 30, 2022 to $18.26 per MMBtu for the three months ended September 30, 2022.

•Cost of LNG purchased from third parties for sale to our downstream customers increased $64,763 for the three months ended September 30, 2022 as compared to the three months ended June 30, 2022. The increase was primarily attributable to a 39% increase in volumes delivered compared to the three months ended June 30, 2022, and increases in LNG cost. The weighted-average cost of LNG purchased from third parties for sale to our customers increased from $9.78 per MMBtu for the three months ended June 30, 2022 to $12.17 per MMBtu for the three months ended September 30, 2022.

Cost of sales increased by $503,685 for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

•We recognized cost to acquire LNG cargos sold to third parties totaling $387,211 during the nine months ended September 30, 2022 compared to $18,191 for the nine months ended September 30, 2021.

•Cost of LNG purchased from third parties for sale to our terminal customers increased $83,287 for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. We delivered 19% less volumes to our terminal customers in the current period as compared to the nine months ended September 30, 2021. Our cost of LNG was significantly higher in the current period, and as such, the increase of cost of sales to deliver to our terminal customers did not correspond with the decrease in volumes. The weighted-average cost of LNG purchased from third parties increased from $6.58 per MMBtu for the nine months ended September 30, 2021 to $10.78 per MMBtu for the nine months ended September 30, 2022.

•These increases were partially offset by a decrease in our share of cost of sales from our investment in CELSEPAR from $75,042 during the nine months ended September 30, 2021 to $28,550 during the nine months ended September 30, 2022. As hydrology conditions have continued to improve in Brazil, the Sergipe Power Plant was not dispatched as regularly in 2022, reducing cost of sales from our share of our investment in CELSEPAR.

•Vessel costs increased $30,948 for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 due to additional vessels used in our expanded operations.

The weighted-average cost of our LNG inventory balance to be used in our operations as of September 30, 2022 and December 31, 2021 was $13.01 per MMBtu and $9.51 per MMBtu, respectively.

Vessel operating expenses

Vessel operating expenses include direct costs associated with operating a vessel, and these costs are typically included in the Ships segment.

Vessel operating expenses was substantially consistent for the three months ended September 30, 2022 as compared to the three months ended June 30, 2022.

Vessel operating expenses increased $11,178 for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. During 2022, additional vessels were used in our operations, inclusive of sub-charters to third parties, resulting in additional vessel operating expenses recognized for the nine months ended September 30, 2022.
Operations and maintenance

Operations and maintenance includes costs of operating our facilities, exclusive of costs to convert that are reflected in Cost of sales.

Operations and maintenance was substantially consistent for the three months ended September 30, 2022 as compared to the three months ended June 30, 2022.

Operations and maintenance increased $22,595 for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

•The increase for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was primarily attributable to higher logistics costs associated with our ISO container distribution system. We continued to source LNG from our Miami Facility to service industrial end users in Jamaica. Due to the reconfiguration and partial relocation of our assets at the Port of Montego Bay, and we incurred additional costs to distribute LNG to customers via our ISO container distribution system.

•Additionally, Operations and maintenance increased $11,864 due to the inclusion of our share of Operations and maintenance from our investment in CELSEPAR from $12,306 for the nine months ended September 30, 2021 to $24,170 for the nine months ended September 30, 2022, which represents the costs for the period after the Merger. These costs are primarily related to the operation and services agreement for the Nanook, insurance costs and costs for connecting to the transmission system.
Ships Segment

	Three Months Ended,
(in thousands of $)	September 30, 2022	June 30, 2022	Change
Total revenues	$111,660	$111,024	$636
Vessel operating expenses	23,799	21,288	2,511
Segment Operating Margin	$87,861	$89,736	$(1,875)

	Nine Months Ended,
(in thousands of $)	September 30, 2022	September 30, 2021	Change
Total revenues	$337,626	$211,812	$125,814
Vessel operating expenses	71,029	41,385	29,644
Segment Operating Margin	$266,597	$170,427	$96,170

Revenue in the Ships segment is comprised of operating lease revenue under time charters, fees for positioning and repositioning vessels as well as the reimbursement of certain vessel operating costs. Prior to the completion of the Vessel Financing Transaction, we also recognized revenue related to the interest portion of lease payments and the operating and service agreements in connection with the sales-type lease of the Nanook. We included the interest income earned under sales-type leases as revenue as amounts earned under chartering and operating service agreements represented our ongoing ordinary business operations.

At the completion of the Mergers, five of the FSRUs and two LNG carriers were on hire under long-term charter agreements, and one LNG carriers, the Grand, was operating in the spot market. In the third quarter of 2021, the Grand, began to be utilized in our terminal and logistics operations, and as such, the results of operations of the Grand are included in the Terminals and Infrastructure segment from the third quarter of 2021 onward. The Spirit and the Mazo continue to be in cold lay-up, and no vessel charter revenue was generated from these vessels.

Total revenue

Total revenue for the Ships segment was substantially consistent for the three months ended September 30, 2022 as compared to the three months ended June 30, 2022. Subsequent to the Vessel Financing Transaction, we continue to be, for accounting purposes, the owner of vessels included in the transaction (except the Nanook), and as such, we continue to recognize revenue from the charter of these vessels to third parties, resulting in consistent revenue quarter over quarter.

Total revenue for the Ships segment increased $125,814 for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. We completed the Mergers, including all of the vessels comprising the Ships segment, on April 15, 2021, and the increase in revenue is due to the inclusion of the Ships segment in our results of operations for a full nine months as opposed to less than a full nine months in the prior year comparable period.

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

Vessel operating expenses was substantially consistent for the three months ended September 30, 2022 as compared to the three months ended June 30, 2022. Subsequent to the Vessel Financing Transaction, we continue to be, for accounting purposes, the owner of vessels included in the transaction (except the Nanook), and as such, we continue to recognize operating expenses related to vessels under charter to third parties, resulting in substantially consistent vessel operating expenses quarter over quarter.

Vessel operating expenses increased $29,644 for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.We completed the Mergers, including all of the vessels comprising the Ships segment, on April 15, 2021, and the increase in vessel operating expenses is due to the inclusion of the Ships segment in our results of operations for a full six months as opposed to less than a full quarter in the prior year comparable period.

Other operating results

	Three Months Ended,			Nine Months Ended,
(in thousands of $)	September 30, 2022	June 30, 2022	Change	September 30, 2022	September 30, 2021	Change
Selling, general and administrative	$67,601	$50,310	$17,291	$165,952	$124,954	$40,998
Transaction and integration costs	5,620	4,866	754	12,387	42,564	(30,177)
Depreciation and amortization	35,793	36,356	(563)	106,439	68,080	38,359
Asset impairment expense	—	48,109	(48,109)	48,109	—	48,109
Total operating expenses	109,014	139,641	(30,627)	332,887	235,598	97,289
Operating income	186,735	133,695	53,040	486,886	19,387	467,499
Interest expense	63,588	47,840	15,748	156,344	107,757	48,587
Other expense (income), net	10,214	(22,102)	32,316	(31,613)	(13,458)	(18,155)
Loss on extinguishment of debt, net	14,997	—	14,997	14,997	—	14,997
Net income (loss) before income from equity method investments and income taxes	97,936	107,957	(10,021)	347,158	(74,912)	422,070
(Loss) income from equity method investments	(31,734)	(372,927)	341,193	(354,426)	22,958	(377,384)
Tax provision (benefit)	9,971	(86,539)	96,510	(126,249)	7,058	(133,307)
Net income (loss)	$56,231	$(178,431)	$234,662	$118,981	$(59,012)	$177,993
Selling, general and administrative

Selling, general and administrative includes compensation expenses for our corporate employees, employee travel costs, insurance, professional fees for our advisors and screening costs associated with development activities for projects that are in initial stages and development is not yet probable.

Selling, general and administrative increased $17,291 for the three months ended September 30, 2022, as compared to the three months ended June 30, 2022. The increase was primarily attributable higher share based compensation expense in the current quarter. In the third quarter of 2022, we determined that the performance metric associated with our performance share units granted in 2021 was probable of vesting, and we recognized $11,978 of share-based compensation expense. The increase was also attributable to higher payroll costs due to the continued expansion of our operations as compared to the second quarter of 2022.

Selling, general and administrative increased $40,998 for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The increase was primarily attributable to higher payroll and professional fees associated with the continued expansion of our operations. In the third quarter of 2022, we determined that the performance metric associated with our performance share units granted in 2021 was probable of vesting, and we recognized $13,417 of share-based compensation expense.
Transaction and integration costs

For the three months ended September 30, 2022, we incurred $5,620 for transaction and integration costs, as compared to $4,866 for the three months ended June 30, 2022. For the three months ended September 30, 2022, transaction and integration costs incurred were primarily a result of the Sergipe Sale and the Vessel Financing Transaction. Certain costs could not be deferred as a reduction of the principal balance of the financing obligation incurred as a result of the Vessel Financing Transaction, and these costs were recognized in the third quarter of 2022.

For the nine months ended September 30, 2022, we incurred $12,387 for transaction and integration costs, as compared to $42,564 for the nine months ended September 30, 2021. In the current year, we have incurred transaction and integration costs primarily associated with the Sergipe Sale. For the nine months ended September 30, 2021, we incurred in transaction and integration costs in connection with the Mergers, which consisted primarily of financial advisory, legal accounting and consulting costs. We have incurred such integration costs to a lesser extent in the current year as the integration of GMLP and Hygo has progressed since the acquisition date.
Depreciation and amortization

Depreciation and amortization was substantially consistent for the three months ended September 30, 2022 as compared to the three months ended June 30, 2022. We continue to be the owner for accounting purposes of vessels included Vessel Financing Transaction (except the Nanook), and as such, we continue to recognize depreciation expense for these vessels, resulting in consistent depreciation quarter over quarter.

Depreciation and amortization increased $38,359 for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase was primarily due to the following:

•Subsequent to the completion of the Mergers, our results of operations include depreciation expense primarily for the vessels acquired for a full nine months as opposed to less than a full nine months in the prior year comparable period. We recognized $19,848 of incremental depreciation expense for the acquired vessels during the nine months ended September 30, 2022.

•Amortization of the value recorded for favorable and unfavorable contracts of an additional $13,807 for the nine months ended September 30, 2022.

Asset impairment expense

As a result of the Hygo Merger, we recognized long-lived assets associated the expansion of the Sergipe Power Plant. In the second quarter of 2022, we recognized asset impairment expense of $48,109, as the fair value of these assets was less than the carrying value and the asset group was held for sale.

Interest expense

Interest expense increased by $15,748 for the three months ended September 30, 2022 as compared to the three months ended June 30, 2022. The increase was primarily due to the higher borrowing costs associated with financing obligations incurred under the Vessel Financing Transaction. Subsequent to the Vessel Financing Transaction, we continue to be, for accounting purposes, the owner of vessels included in the transaction (except the Nanook), and as such, we continue to recognize revenue and vessel operating expenses from the charter of these vessels to third parties. The revenue recognized from third-party charters services the financing obligation, resulting in higher interest expense.

Interest expense increased by $48,587 for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The increase was primarily due to an increase in total principal outstanding due to additional principal balance outstanding, including obligations under the Vessel Financing Transaction, under which we incur higher borrowing costs. The total principal balance on outstanding facilities was $4,497,697 as of September 30, 2022 as compared to total outstanding debt of $3,890,468 as of September 30, 2021.

Other expense (income), net

Other expense (income), net was $10,214 and $(22,102) for the three months ended September 30, 2022 and June 30, 2022, respectively. Other expense (income), net was $(31,613) and $(13,458) for the nine months ended September 30, 2022 and September 30, 2021, respectively.

Other expense (income) recognized in the three months ended September 30, 2022 was primarily comprised of the following:

•Mark-to-market gains on the foreign currency forward purchase of $2,923.

•Upon derecognition of the Nanook finance lease as part of the Vessel Financing Transaction, we recognized a loss of $14,598.

Other (income) recognized in the nine months ended September 30, 2022 was primarily comprised of the following:

•Mark-to-market gains on the foreign currency forward purchase of $20,394.

•Changes in the fair value of the cross-currency interest rate swap and the interest rate swap resulted in income of $31,645.

•Upon derecognition of the Nanook finance lease as part of the Vessel Financing Transaction, we recognized a loss of $14,598.
Loss on extinguishment of debt
Loss on extinguishment of debt was $14,997 for the three and nine months ended September 30, 2022 as a result of the extinguishment of the Vessel Term Loan Facility and sale leaseback financing arrangements with VIEs as part of the Vessel Financing Transaction. The Debenture Loan was also extinguished in the third quarter of 2022. We did not have such transactions during the three months ended June 30, 2022 or the nine months ended September 30, 2021.
Tax provision

We recognized a tax provision for the three months ended September 30, 2022 of $9,971 compared to a tax benefit of $86,539 for the three months ended June 30, 2022.

We recorded a significant discrete benefit due to an impairment in the second quarter (see below); we did not incur as significant of an impairment in the third quarter, resulting in a lower discrete benefit. The change to the tax provision for the three months ended September 30, 2022 was also driven by the increase in income. partially offset by excess benefits from stock compensation of $19,445.

The change to the tax provision for the nine months ended September 30, 2022 resulted principally from the windfall on stock compensation, the remeasurement of a deferred income tax liability in conjunction with an internal reorganization and tax benefit associated with the OTTI of the investment in CELSEPAR. For the nine months ended September 30, 2022, we reflected an excess benefit from stock compensation of $24,381. Our equity method investment in CELSEPAR is now directly held by a subsidiary domiciled in the United Kingdom; the investment was previously held by a subsidiary domiciled in Brazil, resulting in a discrete benefit of $76,460 recognized in the first quarter of 2022. Additionally, in the second and third quarters of 2022, we recognized an impairment on the value of this investment, resulting in a further discrete benefit of $122,440. This increase in tax benefit for the nine months ended September 30, 2022 was partially offset by an increase in pretax income for certain profitable operations, including GMLP and Hygo.
(Loss) income from equity method investments

We recognized losses from our investments in Hilli and CELSEPAR of $31,734 and $322,692 for the three months ended September 30, 2022 and June 30, 2022, respectively. In connection with the announcement of the Sergipe Sale, we recognized an other than temporary impairment of the investment in CELSEPAR of $23,760, as compared to $345,447 recognized during the three months ended June 30, 2022. Income from our investment in CELSEPAR was primarily impacted by changes in foreign currency remeasurement of the Nanook finance lease obligation. CELSEPAR recognized a remeasurement loss of $9,171 for the three months ended September 30, 2022 as compared to a remeasurement loss of $28,788 for the three months ended June 30, 2022.

We recognized loss from our investments in Hilli and CELSEPAR of $354,426 for the nine months ended September 30, 2022. For the nine months ended September 30, 2021, during the period after the completion of the Mergers, we recognized income from our investments in Hilli and CELSEPAR of $22,958. The loss in the current year was primarily driven by an other than temporary impairment of the investment in CELSEPAR of $369,207 recognized in connection with the Sergipe Sale.
Factors Impacting Comparability of Our Financial Results
Our historical results of operations and cash flows are not indicative of results of operations and cash flows to be expected in the future, principally for the following reasons:
•Our historical financial results do not reflect the recently completed Vessel Financing Transaction and Sergipe Sale. We completed the Vessel Financing Transaction in the third quarter of 2022. Of the proceeds received, we have reflected $1,418,632 as a financing on our condensed consolidated balance sheet, and we expected to recognize additional interest expense in future periods. After closing this transaction, we no longer recognize revenue from the sales-type lease of the Nanook to CELSE and the related operating services agreement. We are the accounting owner of other vessels sold in the Vessel Financing Transaction, and accordingly, we continue to record the vessels as property, plant and equipment on our balance sheet and recognize depreciation expense over the remaining useful lives of these vessels. Also, as the accounting owner, we will continue to recognize revenue and operating expenses from third-party charters of these vessels.
After the completion of the Sergipe Sale in October 2022, we will no longer include the results of our equity method investment in CELSEPAR in our financial statements. For the three and nine months ended September 30, 2022, we recognized losses of $44,559 and $397,874, respectively, in Loss (income) from equity method investments in our condensed consolidated statements of operations and comprehensive income (loss). The results of operations of the Sergipe Power Plant have also been included in our Terminal and Infrastructure segment results, contributing segment operation margin of $31,249 and $95,554 for the three and nine months ended September 30, 2022, respectively. Finally, we have recognized an other than temporary impairment on our investment in CELSEPAR of $369,207, which would not recur after the Sergipe Sale is completed.

•Our historical financial results do not reflect new LNG supply agreements or our Fast LNG solution that will lower the cost of our LNG supply. We currently purchase the majority of our supply of LNG from third parties, sourcing approximately 97% of our LNG volumes from third parties for the nine months ended September 30, 2022. We have entered into supply agreements to secure supply of LNG volumes equal to approximately 100% of our expected needs for our Montego Bay Facility, Old Harbour Facility, San Juan Facility, La Paz Facility and Puerto Sandino Facility for the next six years; pricing under these agreements is indexed to Henry Hub, resulting in expected pricing below our historical supply agreements. We also anticipate that the deployment of Fast LNG floating liquefaction facilities will significantly lower the cost of our LNG supply and reduce our dependence on third-party suppliers.

Since August 2021, LNG prices have increased materially. Due to this significant increase in market pricing of LNG, we have optimized our supply portfolio to sell a portion of our committed cargos in the market with delivery throughout 2022 and 2023, and these cargo sales are expected to increase our 2022 and 2023 revenues and results of operations.
•Our historical financial results do not include significant projects that are near completion or in development. Our results of operations for the three and nine months ended September 30, 2022 include our Montego Bay Facility, Old Harbour Facility, San Juan Facility, certain industrial end-users and our Miami Facility. We recently placed a portion of our La Paz Facility into service, and in the fourth quarter of 2021, our revenue and results of operations began to be impacted by operations in Mexico. We have executed short-form agreements to extend our supply of natural gas to multiple CFE power generation facilities in Baja California Sur and are in the process of finalizing long-form agreements to commemorate all binding terms. We are also continuing to develop of our Puerto Sandino Facility, and our current results do not include revenue and operating results from these projects. Our current results also exclude other developments, including the Barcarena Facility, Santa Catarina Facility and Ireland Facility.

Liquidity and Capital Resources

We believe we will have sufficient liquidity from proceeds from recent borrowings, access to additional capital sources and cash flow from operations to fund our capital expenditures and working capital needs for the next 12 months and the reasonably foreseeable future. We expect to fund our current operations and continued development of additional facilities through cash on hand, borrowings under our debt facilities, including the Vessel Financing Transaction, the completion of the Sergipe Sale and cash generated from operations. We may also opportunistically elect to generate additional liquidity through future debt or equity issuances and asset sales to fund developments and transactions. We have historically funded our developments through proceeds from our IPO and debt and equity financing, most recently as follows (below terms defined in our Annual Report):

•In April 2021, we issued $1,500,000 of 2026 Notes; we also entered into the $200,000 Revolving Facility that has a term of approximately five years. In February and May 2022, we amended the Revolving Facility to increase the borrowing capacity by $115,000 and $125,000, respectively, for a total capacity under the Revolving Facility of $440,000.

•In January 2022, we entered into an agreement for the issuance of the South Power 2029 Bonds (defined below) secured by our CHP Facility (defined below). Through September 30, 2022, we have received proceeds of $221,824 from the issuance of South Power 2029 Bonds.

•In August 2022, we completed the Vessel Financing Transaction, receiving cash proceeds of approximately $1.85 billion. We used $882,450 of the proceeds for the repayment of the existing Vessel Term Loan and existing sale leaseback facilities.

•Upon closing of the Sergipe Sale in the fourth quarter of 2022, we received proceeds of approximately $530,000, inclusive of approximately $20,000 of proceeds received from the two foreign currency contingent, non-deliverable forwards that were entered into to manage foreign currency impacts of the sale.

We have assumed total committed expenditures for all completed and existing projects to be approximately $2,627 million, with approximately $1,899 million having already been spent through September 30, 2022. This estimate represents the committed expenditures for our Fast LNG project, as well as committed expenditures necessary to complete the La Paz Facility, Puerto Sandino Facility, Barcarena Facility and the Santa Catarina Facility. We expect to be able to fund all such committed projects and future developments, including future Fast LNG projects, with a combination of cash on hand, cash flows from operations and proceeds from the Sergipe Sale and Vessel Financing Transaction. We may also enter into other financing arrangements to generate proceeds to fund our developments. Given the meaningful cash flow we generate, our board of directors may evaluate our dividend policy, including whether to declare one or more special dividends, to return capital to shareholders, and the amount of any such dividends could be substantial.

As of September 30, 2022, we have spent approximately $128 million to develop the Pennsylvania Facility. Approximately $22 million of construction and development costs have been expensed as we have not issued a final notice to proceed to our engineering, procurement and construction contractors. Cost for land, as well as engineering and equipment that could be deployed to other facilities and associated financing costs of approximately $106 million, has been capitalized, and to date, we have repurposed approximately $17 million of engineering and equipment to our Fast LNG project. We intend to apply for updated permits for the Pennsylvania Facility with the aim of obtaining these permits to coincide with the commencement of construction activities.
Contractual Obligations
We are committed to make cash payments in the future pursuant to certain contracts. The following table summarizes certain contractual obligations in place as of September 30, 2022.

(in thousands of $)	Total	Less than Year 1	Years 2 to 3	Year 4 to 5	More than 5 years
Long-term debt obligations	$5,240,395	$22,708	$633,729	$3,164,817	$1,419,141
Purchase obligations	27,235,607	366,561	3,007,868	2,421,959	21,439,219
Lease obligations	524,236	20,372	149,993	117,212	236,659
Total	$33,000,238	$409,641	$3,791,590	$5,703,988	$23,095,019

Long-term debt obligations

For information on our long-term debt obligations, see “—Liquidity and Capital Resources—Long-Term Debt.” The amounts included in the table above are based on the total debt balance, scheduled maturities, and interest rates in effect as of September 30, 2022.

Purchase obligations

We are party to contractual purchase commitments for the purchase, production and transportation of LNG and natural gas, as well as engineering, procurement and construction agreements to develop our terminals and related infrastructure. Our commitments to purchase LNG and natural gas are principally take-or-pay contracts, which require the purchase of minimum quantities of LNG and natural gas, and these commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. For purchase commitments priced based upon an index such as Henry Hub, the amounts shown in the table above are based on the spot price of that index as of September 30, 2022. We have secured supply of LNG for approximately 100% of our expected needs for our Montego Bay Facility, Old Harbour Facility, San Juan Facility, La Paz Facility and Puerto Sandino Facility for the next six years.

We have construction purchase commitments in connection with our development projects, including the La Paz Facility, Puerto Sandino Facility, Barcarena Facility, Santa Catarina Facility, as well as our Fast LNG solution. Commitments included in the table above include commitments under engineering, procurement and construction contracts where a notice to proceed has been issued.

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

As of September 30, 2022, we had seven vessels under time charter leases with remaining non-cancellable terms ranging from one month to ten years. The lease commitments in the table above include only the lease component of these arrangements due over the non-cancellable term and does not include any operating services.

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

Office space includes space shared with affiliated companies in New York, as well as offices in Houston, Miami, New Orleans, and Rio de Janeiro, which have lease terms between two to ten years.
Cash Flows

The following table summarizes the changes to our cash flows for the nine months ended September 30, 2022 and September 30, 2021, respectively:

	Nine Months Ended September 30,
(in thousands of $)	2022	2021	Change
Cash flows from:
Operating activities	$91,105	$(139,687)	$230,792
Investing activities	(195,960)	(2,031,158)	1,835,198
Financing activities	249,710	1,874,149	(1,624,439)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$144,855	$(296,696)	$441,551
Cash provided by (used in) operating activities

Our cash flow provided by (used in) operating activities was $91,105 for the nine months ended September 30, 2022, which increased by $230,792 from cash used in operating activities of $139,687 for the nine months ended September 30, 2021. Our net income for the nine months ended September 30, 2022, when adjusted for non-cash items, increased by $469,144 from the nine months ended September 30, 2021. Changes in working capital accounts, primarily increases in accounts receivable, accounts payable and accrued liabilities, partially offset the additional net income in 2022.
Cash (used in) investing activities

Our cash flow used in investing activities was $195,960 for the nine months ended September 30, 2022, which decreased by $1,835,198 from cash used in investing activities of $2,031,158 for the nine months ended September 30, 2021. Cash outflows for investing activities during the nine months ended September 30, 2022 were used for continued development of our Fast LNG solution, Santa Catarina Facility, and Barcarena Facility. Cash outflows were offset by proceeds of $593,000 from the sale of the finance lease of the Nanook.

Cash used for the Mergers, net of cash acquired was $1,586,042 for the nine months ended September 30, 2021. Cash outflows for investing activities during the nine months ended September 30, 2021 were also used for continued development of the Puerto Sandino Facility, Barcarena Facility, Santa Catarina Facility, as well as our Fast LNG solution.
Cash provided by financing activities

Our cash flow provided by financing activities was $249,710 for the nine months ended September 30, 2022, which decreased by $1,624,439 from cash used in financing activities of $1,874,149 for the nine months ended September 30, 2021. Cash provided by financing activities during the nine months ended September 30, 2022 was due to proceeds from issuance of debt of $1,932,020, offset by repayments of debt of $1,518,471, payment of dividends of $75,149 and payments related to tax withholdings for shared-based compensation of $72,597.

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

South Power 2029 Bonds

In August 2021, NFE South Power Holdings Limited (“South Power”), a wholly owned subsidiary of NFE, entered into a financing agreement (“CHP Facility”), initially receiving approximately $100,000. The CHP Facility was secured by a mortgage over the lease of the site on which our CHP Plant is located and related security. In January 2022, South Power and the counterparty to the CHP Facility agreed to rescind the CHP Facility and entered into an agreement for the issuance of secured bonds (“South Power 2029 Bonds”) and subsequently authorized the issuance of up to $285,000 in South Power 2029 Bonds. The South Power 2029 Bonds are secured by, amongst other things, the CHP Plant. Amounts outstanding at the time of the mutual rescission of the CHP Facility of $100,000 were credited towards the purchase price of the South Power 2029 Bonds. In the first and second quarters of 2022, South Power issued $121,824, of South Power 2029 Bonds for a total amount outstanding of $221,824 as of September 30, 2022.

The South Power 2029 Bonds bear interest at an annual fixed rate of 6.50% and shall be repaid in quarterly installments beginning in August 2025 with the final repayment date in May 2029. Interest payments on outstanding principal balances are due quarterly.Principal payments and interest payments on the South Power 2029 Bonds are guaranteed by NFE.

South Power is required to comply with certain financial covenants as well as customary affirmative and negative covenants. The South Power 2029 Bonds also provides for customary events of default, prepayment and cure provisions.

Obligation under Vessel Financing Transaction

In connection with the Vessel Financing Transaction, we entered into long-term time charter agreements for certain vessels for periods of up to 20 years. Vessels chartered to us at the time of closing were classified as finance leases. Additionally, our charter of other certain vessels will commence only upon the expiration of the vessel's existing third-party charters. These forward starting charters prevented the recognition of a sale of the vessels to Energos. As such, we accounted for the Vessel Financing Transaction as a failed sale-leaseback and have recorded a financing obligation for consideration received from the Purchaser.

We continue to be the owner for accounting purposes of vessels included Vessel Financing Transaction (except the Nanook), and as such, we will recognize revenue and operating expenses related to vessels under charter to third parties. Revenue recognized from these third-party charters form a portion of the debt service for the financing obligation. The effective interest rate on this financing obligation is approximately 16%.

Vessel Term Loan Facility

On August 3, 2022, we exercised the accordion feature under the Vessel Term Loan Facility, drawing $115,000, increasing the total principal outstanding to $498,929. Net proceeds of $113,850 were received, and origination and other fees of $1,150 were deferred as a reduction to the balance of the Vessel Term Loan Facility. As part of the Vessel Financing Transaction, all amounts outstanding under the Vessel Term Loan Facility, including this additional principal draw, were repaid. Unamortized deferred financing costs of $5,367 were recognized as Loss on extinguishment of debt in the condensed consolidated statements of operations and comprehensive income (loss).

Debenture Loan

As part of the Hygo Merger, the Company assumed non-convertible Brazilian debentures due September 2024 (the “Debenture Loan”). As of June 30, 2022, BRL 197.1 million ($37.9 million) was outstanding. In the third quarter of 2022, we repaid the Debenture Loan; unamortized adjustments to the fair value of the Debenture Loan recognized as a result of the Mergers of $548 was recognized as Loss on extinguishment of debt, net in the condensed consolidated statement of operations and comprehensive income (loss).

Barcarena Term Loan

In the third quarter of 2022, certain of our indirect subsidiaries entered into a financing agreement to borrow up to $200,000 due upon maturity in February 2024 (the “Barcarena Term Loan”); proceeds will be utilized to fund construction of the Barcarena Facility. The initial principal balance funded was $100,238. Interest is due quarterly, and outstanding borrowings bear interest at a rate equal to Secured Overnight Financing Rate ("SOFR") plus 4.70%. Additionally, undrawn balances incur a commitment fee of 1.9%.

No prepayment premiums are due for principal repayment made after April 2023; principal repayments prior to this date incur fees based on a declining schedule.

The obligations under the Barcarena Term Loan are guaranteed by certain indirect Brazilian subsidiaries that are constructing the Barcarena Facility. We are required to comply with customary affirmative and negative covenants, and the Barcarena Term Loan also provides for customary events of default, prepayment and cure provisions.

VIE loans

As part of the Vessel Financing Transaction, we exercised our option to repurchase the Penguin, Celsius, and Nanook vessels for a total payment of $380,176. After exercising the repurchase options, we no longer have a controlling financial interest in these VIEs and deconsolidated the VIEs. We recognized a loss of $9,082 from exiting this financing arrangements in loss on extinguishment of debt, net in the condensed consolidated statements of operations and comprehensive income (loss).

Debt and lease restrictions

The Company is required to comply with covenants under the Revolving Facility and letter of credit facility, including requirements to maintain Debt to Capitalization Ratio of less than 0.7:1.0, and for quarters in which the Revolving Facility is greater than 50% drawn, the Debt to Annualized EBITDA Ratio must be less than 5.0:1.0 for fiscal quarters ending

December 31, 2021 until September 30, 2023 and less than 4.0:1.0 for the fiscal quarter ended December 31, 2023. The Company was in compliance with all covenants as of September 30, 2022.
Off Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, we had no off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.
Critical Accounting Policies and Estimates

A complete discussion of our critical accounting policies and estimates is included in our Annual Report. As of September 30, 2022, there have been no significant changes to our critical accounting estimates since our Annual Report, except as noted below.

Vessel Financing Transaction

The Vessel Financing Transaction resulted in both (1) the sale of the net investment in the finance lease related to the sales-type lease of the Nanook under Accounting Standards Codification ("ASC") 860 and (2) a failed sale leaseback financing transaction under ASC 842. We allocated the proceeds received between the sale of the financial asset, resulting in a loss on the sale of this financial asset, and the financing obligation. The allocation was derived from the fair value of the net investment in the finance lease and the determination of the fair value of the lease payment streams for each of the leaseback charters, each determined as of the transaction date. Determining the fair value of each of these components required management to use significant judgment and estimates, including the selection of appropriate valuation methodologies, estimates of projected lease payment streams and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain.

Impairment

Long-lived assets used in operations are assessed for impairment whenever changes in facts and circumstances signal that the carrying value of the assets may not be recoverable based on indicators, such as the acceptance of a purchase price from a market participant which is lower than the asset carrying value. Equity method investments are assessed for an other than temporary loss impairment whenever factors such as an offered purchase price from a market participant is lower than the carrying value of the investment.

In the second quarter of 2022, we considered whether there was any indication of impairment of the equity method investment in CELSEPAR and the long-lived assets of CEBARRA due to the Sergipe Sale. NFE determined that there was an OTTI of the CELSEPAR equity method investment and an impairment of CEBARRA long-lived assets. The decline in fair value of these investments was driven by the impact of significant increases in risk-free rates to future cash flows, as well as the country specific risk premium observed in connection with where such investment is held, in the second quarter of 2022.

Our estimate of fair value used in the impairment assessments was based on the purchase price in the SPA, as adjusted by contractual adjustments expected to be made to this purchase price. Judgments used to estimate the fair value included the estimation of expected adjustment to the purchase price and the allocation of the purchase price between CELSEPAR and CEBARRA. We closed the Sergipe Sale in October 2022; additional losses upon closing may be incurred due to the recognition of transaction costs that are not included in the measurement of OTTI.
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
Commodity Price Risk

Commodity price risk is the risk of loss arising from adverse changes in market rates and prices. We are able to limit our exposure to fluctuations in natural gas prices as our pricing in contracts with customers is largely based on the Henry

Hub index price plus a contractual spread. Our exposure to market risk associated with LNG price changes may adversely impact our business. During the third quarter of 2022, the Company entered into a commodity swap transaction to swap pricing exposure for a portion of January 2023 deliveries (approximately 1.5 TBtus) with market pricing for a fixed price. However, we do not currently have any other derivative arrangements to protect against fluctuations in commodity prices. To mitigate the effect of fluctuations in LNG prices on our operations, in future we may enter into various derivative instruments.
Interest Rate Risk

The 2025 Notes and 2026 Notes were issued with a fixed rate of interest, and as such, a change in interest rates would impact the fair value of the 2025 Notes and 2026 Notes but such a change would have no impact on our results of operations or cash flows. A 100-basis point increase or decrease in the market interest rate would decrease or increase the fair value of our fixed rate debt by approximately $78,000. The sensitivity analysis presented is based on certain simplifying assumptions, including instantaneous change in interest rate and parallel shifts in the yield curve.

We acquired an interest rate swap to manage the exposure to adverse movements in interest rates of debt held by our equity method investee, Hilli LLC, but we do not currently have any derivative arrangements to protect against fluctuations in interest rates applicable to our other outstanding indebtedness.
Foreign Currency Exchange Risk

After the completion of the Hygo Merger, we began to have more significant transactions, assets and liabilities denominated in Brazilian reais; our Brazilian subsidiaries and investments receive income and pay expenses in Brazilian reais. A portion of our exposure to exchange rates was economically hedged by a cross-currency interest rate swap; we terminated this swap in the third quarter of 2022 in conjunction with the repayment of the Debenture Loan. We have also entered into a foreign currency forward associated with the sale of our CELSEPAR and CEBERRA operations. The forward mitigated foreign currency risk, and we recognized a gain upon settlement of the forward in October 2022.

We have no other derivative instruments to economically hedge our exposure to fluctuations in the Brazilian real. Based on our Brazilian real revenues and expenses for the period since the completion of the Hygo Merger, a 10% depreciation of the U.S. dollar against the Brazilian real would not significantly decrease our revenue or expenses. As our operations expand in Brazil, our results of operations will be exposed to changes in fluctuations in the Brazilian real, which may materially impact our results of operations.

Outside of Brazil, our operations are primarily conducted in U.S. dollars, and as such, our results of operations and cash flows have not materially been impacted by fluctuations due to changes in foreign currency exchange rates. We currently incur a limited amount of costs in foreign jurisdictions other than Brazil that are paid in local currencies, but we expect our international operations to continue to grow in the near term. In addition, we may enter into derivative or hedging transactions with third parties to manage our exposure to changes in foreign currency exchange risks as we expand our international operations.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) of the Exchange Act (defined below), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.     Legal Proceedings.

We are not currently a party to any material legal proceedings. In the ordinary course of business, various legal and regulatory claims and proceedings may be pending or threatened against us. If we become a party to proceedings in the future, we may be unable to predict with certainty the ultimate outcome of such claims and proceedings.
Item 1A.     Risk Factors.

An investment in our Class A common stock involves a high degree of risk. You should carefully consider the risks described below. If any of the following risks were to occur, the value of our Class A common stock could be materially adversely affected or our business, financial condition and results of operations could be materially adversely affected and thus indirectly cause the value of our Class A common stock to decline. Additional risks not presently known to us or that we currently deem immaterial could also materially affect our business and the value of our Class A common stock. As a result of any of these risks, known or unknown, you may lose all or part of your investment in our Class A common stock. The risks discussed below also include forward-looking statements, and actual results may differ substantially from those discussed in these forward-looking statements. See “Cautionary Statement on Forward-Looking Statements.”
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
General Risks

◦We are a holding company and our operational and consolidated financial results are dependent on the results of our subsidiaries, affiliates, joint ventures and special purpose entities in which we invest;
◦We are unable to predict the extent to which the global COVID-19 pandemic will negatively affect our operations, financial performance, nor our ability to achieve our strategic objectives. We are also unable to predict how this global pandemic may affect our customers and suppliers; and
◦A change in tax laws in any country in which we operate could adversely affect us.
Risks Related to the Mergers
We may be unable to successfully integrate the businesses and realize the anticipated benefits of the Mergers.

In 2021, we consummated the Mergers, which involved the integration of Hygo and GMLP with our existing business. The integration of these businesses is a complex, costly and time-consuming process. The success of the Mergers will depend, in part, on our ability to successfully combine each of Hygo and GMLP, which recently operated as independent companies, with our business and realize the anticipated benefits, including synergies, cost savings, innovation and operational efficiencies, from each combination. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully, or at all, or may take longer to realize than expected and the value of our common stock may be harmed. The integration of each of Hygo and GMLP into our business may result in material challenges, including, without limitation:

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

We have a limited operating history and track record. As a result, our prior operating history and historical financial statements may not be a reliable basis for evaluating our business prospects or the value of our Class A common stock. We commenced operations on February 25, 2014, and we had net losses of approximately $78.2 million in 2018, $204.3 million in 2019, and $264.0 million in 2020. In 2021, we recognized income of $92.7 million. Our limited operating history also means that we continue to develop and implement our strategies, policies and procedures, including those related to project development planning, operational supply chain planning, data privacy and other matters. We cannot give you any assurance that our strategy will be successful or that we will be able to implement our strategy on a timely basis, if at all, or achieve our internal model or that our assumptions will be accurate. Furthermore, in 2021, we consummated the Mergers, which involved the integration of Hygo and GMLP with our existing business. Our operating history prior to 2021 does not reflect the combination of these businesses and our limited operating history may not accurately reflect our business following consummation of the Mergers. The success of our business will depend, in part, on our ability to successfully combine each of Hygo and GMLP, which recently operated as independent companies, with our business and realize the anticipated benefits, failure of which could result in a material adverse effect upon our operations and business. See “—We may be unable to successfully integrate the businesses and realize the anticipated benefits of the Mergers.”

We may not be profitable for an indeterminate period of time.

We have a limited operating history and did not commence revenue-generating activities until 2016. We achieved profitability for the first time in 2021. Several of our projects have not reached commercial operations and we will not receive any material increase in operating cash flows until a project is completed. Even if completed, we may construct facilities to capture anticipated future energy consumption growth in a region in which such growth does not materialize. For example, the purchase of the project company holding the rights to develop and operate the Ireland Facility is subject to several contingencies, many of which are beyond our control and could cause us not to acquire the remaining interests of the project company or cause a delay in the construction of our Ireland Facility. We have made and will continue to make significant initial investments to complete construction and begin operations of each of our facilities, power plants and liquefaction facilities, as well as all related infrastructure, and we will need to make significant additional investments to develop, improve and operate them. We also expect to make significant expenditures and investments in identifying, acquiring and/or developing other future projects, including in connection with the Mergers and new technologies. We expect to incur significant expenses in connection with the growth of our business, including costs for LNG purchases, rail and truck transportation, shipping and logistics and personnel, as well as any technologies we develop. We will need to raise significant additional debt and equity funding to achieve our goals. We cannot assure you that we will be able to sustain such profitability in the future. Our failure to achieve or sustain profitability would have a material adverse effect on our business.

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
•weather interference; and
•potential labor shortages, work stoppages or labor union disputes

Furthermore, because of the nature of our infrastructure, we are dependent on interconnection with transmission systems and other infrastructure projects of third parties, including our customers, and/or governmental entities. Such third-party projects can be greenfield or brownfield projects, including modifications to existing infrastructure or increases in capacity to existing facilities, among others, and are subject to various construction risks. Delays from such third parties or governmental entities could prevent connection to our projects and generate delays in our ability to develop our own projects. In addition, a primary focus of our business is the development of projects in foreign jurisdictions, including in locations where we have no prior development experience, and we expect to continue expanding into new jurisdictions in the future. These risks can be increased in jurisdictions where legal processes, language differences, cultural expectations, currency exchange requirements, political relations with the U.S. government, changes in the political views and structure, government representatives, new regulations, regulatory reviews, employment laws and diligence requirements can make it more difficult, time-consuming and expensive to develop a project. See “–Risks Related to the Jurisdictions in which we Operate—We are subject to the economic, political, social and other conditions in the jurisdictions in which we operate.”

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
•risks related to operators and service providers of tankers or tugs used in our operations;
•operational errors by us or any contracted facility, port or other operator of related infrastructure;
•failure to maintain the required government or regulatory approvals, permits or other authorizations;
•accidents, fires, explosions or other events or catastrophes;
•lack of adequate and qualified personnel;
•potential labor shortages, work stoppages or labor union disputes;
•weather-related or natural disaster interruptions of operations;
•pollution, release of or exposure to toxic substances, or environmental contamination affecting operation;
•inability, or failure, of any counterparty to any facility-related agreements to perform their contractual obligations;
•decreased demand by our customers, including as a result of the COVID-19 pandemic; and
•planned and unplanned power outages or failures to supply due to scheduled or unscheduled maintenance.

In particular, we are subject to risks related to the operation of power plants, liquefaction facilities, marine and other LNG operations with respect to our facilities, floating storage regasification units ("FSRU") and LNG carriers, which operations are complex and technically challenging and subject to mechanical and hazardous risks and problems. In particular, marine LNG operations are subject to a variety of risks, including, among others, marine disasters, piracy, bad weather, mechanical failures, environmental accidents, epidemics, grounding, fire, explosions and collisions, human error, and war and terrorism. An accident involving our cargoes or any of our chartered vessels could result in death or injury to persons, loss of property or environmental damage; delays in the delivery of cargo; loss of revenues; termination of charter contracts; governmental fines, penalties or restrictions on conducting business; higher insurance rates; and damage to our reputation and customer relationships generally. Any of these circumstances or events could increase our costs or lower our revenues. If our chartered vessels suffer damage as a result of such an incident, they may need to be repaired. Repairs and maintenance costs for existing vessels are difficult to predict and may be substantially higher than for vessels we have operated since they were built and result in higher than anticipated operating expenses or require additional capital expenditures. The loss of earnings while these vessels are being repaired would decrease our results of operations. If a vessel we charter were involved in an accident with the potential risk of environmental impacts or contamination, the resulting media coverage could have a material adverse effect on our reputation, our business, our results of operations and cash flows and weaken our financial condition. Our marine operating expenses depend on a variety of factors including crew costs, provisions, deck and engine stores and spares, lubricating oil, insurance, maintenance and repairs and shipyard costs, many of which are beyond its control, such as the overall economic impacts caused by the global COVID-19 outbreak. Factors such as increased cost of qualified and experienced seafaring crew and changes in regulatory requirements could also increase operating expenditures. Future increases to operational costs are likely to occur. If costs rise, they could materially and adversely affect our results of operations. In addition, operational problems may lead to loss of revenue or higher than anticipated operating expenses or require additional capital expenditures. Any of these results could harm our business, financial condition and results of operations.

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

In addition, these rules and regulation are subject to decision, administration and implementation by various governmental agencies and bodies, which take actions or decisions that adversely affect our business or operations. For example, in March 2021, an amendment to the Mexican Power Industry Law (Ley de la Industria Electrica) was published which would reduce the dispatch priority of privately-owned power plants compared to state-owned power plants in Mexico. The amendment is currently suspended by Mexican courts in response to various challenges by hundreds of industry participants. The Mexican government may not implement such amendment until all such challenges have been resolved by a final judgment or dismissed by the Mexican courts. Furthermore, the Mexican Supreme Court recently discussed the constitutionality of the law and issued a non-binding majority vote in favor of declaring it unconstitutional, with the required super-majority for a general unconstitutional declaration being short by one vote. The law therefore remains suspended by the various challenges and until all of those challenges have been resolved or the suspensions revoked. As another example, on May 4, 2021, an amendment to the Mexican Hydrocarbons Law (Ley de Hidrocarburos) was published which would negatively impact our permits in Mexico. However, it has been challenged as unconstitutional by several private parties, and the legal claims are pending resolutions by Mexican courts. If the amendment is enforced against us, it could negatively affect our permitting applications, our revenue and results of operations. If either amendment is enforced against us, it could negatively affect our plant’s dispatch and our revenue and results of operations. Revised, reinterpreted or additional laws and regulations that delay our ability to obtain permits necessary to commence operations or that result in increased compliance costs or additional operating costs and restrictions could have an adverse effect on our business, the ability to expand our business, including into new markets, results of operations, financial condition, liquidity and prospects.

In the United States and Puerto Rico, approvals of the Department of Energy (“DOE”) under Section 3 of the NGA, as well as several other material governmental and regulatory permits, approvals and authorizations, including under the CAA and the CWA and their state analogues, may be required in order to construct and operate an LNG facility and export LNG. Permits, approvals and authorizations obtained from the DOE and other federal and state regulatory agencies also contain ongoing conditions, and additional requirements may be imposed. Certain federal permitting processes may trigger the requirements of the National Environmental Policy Act (“NEPA”), which requires federal agencies to evaluate major agency actions that have the potential to significantly impact the environment. Compliance with NEPA may extend the time and/or increase the costs for obtaining necessary governmental approvals associated with our operations and create independent risk of legal challenges to the adequacy of the NEPA analysis, which could result in delays that may adversely affect our business, contracts, financial condition, operating results, cash flow, liquidity and profitability. On July 15, 2020, the White House Council on Environmental Quality issued a final rule revising its NEPA regulations. These regulations have taken legal effect, and although they have been challenged in court, they have not been stayed. The Council on Environmental Quality has announced that it is engaged in an ongoing and comprehensive review of the revised regulations and is assessing whether and how the Council may ultimately undertake a new rulemaking to revise the regulations. The impacts of any such future revisions that may be adopted are uncertain and indeterminable for the foreseeable future. On June 18, 2020, we received an order from FERC, which asked us to explain why our San Juan Facility is not subject to FERC’s jurisdiction under section 3 of the NGA. Because we do not believe that the San Juan Facility is jurisdictional, we provided our reply to FERC on July 20, 2020, and requested that FERC act expeditiously. On March 19, 2021, FERC issued an order that the San Juan Facility does fall under FERC jurisdiction. FERC directed us to file an application for authorization to operate the San Juan Facility within 180 days of the order, which is September 15, 2021, but also found that allowing operation of the San Juan Facility to continue during the pendency of an application is in the public interest. FERC also concluded that no enforcement action against us is warranted, presuming we comply with the requirements of the order. Parties to the proceeding, including the Company, sought rehearing of the March 19, 2021 FERC order, and FERC denied all requests for rehearing in an order issued on July 15, 2021. In order to comply with the FERC’s directive, on September 15, 2021, we filed an application for authorization to operate the San Juan Facility, which remains pending.

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

The design, construction and operation of our infrastructure, facilities and businesses, including our FSRUs, FLNG units and LNG carriers, the import and export of LNG and the transportation of natural gas, among others, are highly regulated activities at the national, state and local levels and are subject to various approvals and permits. The process to obtain the permits, approvals and authorizations we need to conduct our business, and the interpretations of those rules, is complex, time-consuming, challenging and varies in each jurisdiction in which we operate. We may be unable to obtain such approvals on terms that are satisfactory for our operations and on a timeline that meets our commercial obligations. Many of these permits, approvals and authorizations require public notice and comment before they can be issued, which can lead to delays to respond to such comments, and even potentially to revise the permit application. We may also be (and have been in select circumstances) subject to local opposition, including citizens groups or non-governmental organizations such as environmental groups, which may create delays and challenges in our permitting process and may attract negative publicity, which may create an adverse impact on our reputation. In addition, such rules change frequently and are often subject to discretionary interpretations, including administrative and judicial challenges by regulators, all of which may make compliance more difficult and may increase the length of time it takes to receive regulatory approval for our operations, particularly in countries where we operate, such as Mexico and Brazil. For example, in Mexico, we have obtained substantially all permits but are awaiting regasification and transmission permits for our power plant and permits necessary to operate our terminal. On August 16, 2022, the U.S. Maritime Administration ("MARAD") announced it had paused the statutory 356-day application review timeline of our FLNG project off the coast of Louisiana pending receipt of additional information. MARAD has continued to review the application and prepare the draft environmental impact statement for the project while the timeline is paused. On October 27, MARAD issued an information request, and on October 28, 2022, MARAD restarted the timeline. No assurance can be given that we will be able to obtain approval of this application and receive the required permits, approvals and authorizations from governmental and regulatory agencies related to our project on a timely basis or at all. We intend to apply for an updated permits for the Pennsylvania Facility with the aim of obtaining these permits to coincide with the commencement of construction activities. We cannot assure if or when we will receive this permit, which is needed prior to commencing certain construction activities related to the facility. Any administrative and judicial challenges can delay and protract the process for obtaining and implementing permits and can also add significant costs and uncertainty. We cannot control the outcome of any review or approval process, including whether or when any such permits and authorizations will be obtained, the terms of their issuance, or possible appeals or other potential interventions by third parties that could interfere with our ability to obtain and maintain such permits and authorizations or the terms thereof. Furthermore, we are developing new technologies and operate in jurisdictions that may lack mature legal and regulatory systems and may experience legal instability, which may be subject to regulatory and legal challenges, instability or clarity of application of laws, rules and regulations to our business and new technology, which can result in difficulties and instability in obtaining or securing required permits or authorizations. There is no assurance that we will obtain and maintain these permits and authorizations on favorable terms, or that we will be able to obtain them on a timely basis, and we may not be able to complete our projects, start or continue our operations, recover our investment in our projects and may be subject to financial penalties or termination under our customer and other agreements, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

The substantial majority of our revenue in 2022 is dependent upon our assets and customers in Jamaica, Brazil and Puerto Rico, as well as our LNG sales to third parties. See “—Competition in the LNG industry is intense, and some of our competitors have greater financial, technological and other resources than we currently possess.” Our operations in Jamaica began in October 2016, when our Montego Bay Facility commenced commercial operations, and continue to grow, and our San Juan Facility became fully operational in the third quarter of 2020. We commenced our operations in Brazil in 2021, following the Mergers. Jamaica, Brazil and Puerto Rico have historically experienced economic volatility and the general condition and performance of their economies, over which we have no control, may affect our business, financial condition and results of operations. Jamaica, Puerto Rico and Brazil are subject to acts of terrorism or sabotage and natural disasters, in particular hurricanes, extreme weather conditions, crime and similar other risks which may negatively impact our operations in the region. See “—Risks Related to the Jurisdictions in which we Operate—We are subject to the economic, political, social and other conditions in the jurisdictions in which we operate.” We may also be affected by trade restrictions, such as tariffs or other trade controls. Additionally, tourism is a significant driver of economic activity in the Caribbean and Brazil and directly and indirectly affects local demand for our LNG and therefore our results of operations. Trends in tourism in the Caribbean and Brazil are primarily driven by the economic condition of the tourists’ home country or territory, the condition of their destination, and the availability, affordability and desirability of air travel and cruises. Additionally, unexpected factors could reduce tourism at any time, including local or global economic recessions, terrorism, travel restrictions, pandemics, including the COVID-19 pandemic, severe weather or natural disasters. Due to our current lack of asset and geographic diversification, an adverse development at our facilities in Jamaica, Brazil or Puerto Rico, in the energy industry or in the economic conditions in Jamaica, Brazil or Puerto Rico, would have a significantly greater impact on our financial condition and operating results than if we maintained more diverse assets and operating areas.

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

We are actively pursuing a significant number of new contracts for the sale of LNG, natural gas, steam, and power with multiple counterparties in multiple jurisdictions. Counterparties commemorate their purchasing commitments for these products in various degrees of formality ranging from traditional contracts to less formal arrangements, including non-binding letters of intent, non-binding memorandums of understanding, non-binding term sheets and responding to requests for proposals with potential customers. These agreements and any award following a request for proposals are subject to negotiating final definitive documents. The negotiation process may cause us or our potential counterparty to adjust the material terms of the agreement, including the price, term, schedule and any related development obligations. We cannot assure you if or when we will enter into binding definitive agreements for transactions initially described in non-binding agreements, and the terms of our binding agreements may differ materially from the terms of the related non-binding agreements. For example, we were unable to reach a definitive agreement with an affiliate of Eni s.p.a regarding a potential tolling arrangement. In addition, the effectiveness of our binding agreements can be subject to a number of conditions precedent that may not materialize, rendering such agreements non-effective. Moreover, while certain of our long-term contracts contain minimum volume commitments, our expected sales to customers under existing contracts may be substantially in excess of such minimum volume commitments. Our near-term ability to generate cash is dependent on these customers’ continued willingness and ability to nominate in excess of such minimum quantities and to perform their obligations under their respective contracts. Given the variety of sales processes and counterparty acknowledgement of the volumes they will purchase, we sometimes identify potential sales volumes as being either “Committed” or “In Discussion.” “Committed” volumes generally refer to the volumes that management expects to be sold under binding contracts or awards under requests for proposals. “In Discussion” volumes generally refer to volumes related to potential customers that management is actively negotiating, responding to a request for proposals, or with respect to which management anticipates a request for proposals or competitive bid process to be announced based on discussions with potential customers. Management’s estimations of “Committed” and “In Discussion” volumes may prove to be incorrect. Accordingly, we cannot assure you that “Committed” or “In Discussion” volumes will result in actual sales, and such volumes should not be used to predict the Company’s future results. We may never sign a binding agreement to sell our products to the counterparty, or we may sell much less volume than we estimate, which could result in our inability to generate the revenues and profits we anticipate, having a material adverse effect on our results of operations and financial condition.

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

A substantial majority of our revenue in 2022 is dependent upon our LNG sales to third parties. We operate in the highly competitive industry for LNG and face intense competition from independent, technology-driven companies as well as from both major and other independent oil and natural gas companies and utilities, in the various markets in which we operate and many of which have been in operation longer than us. Various factors relating to competition may prevent us from entering into new or replacement customer contracts on economically comparable terms to existing customer contracts, or at all, including , among others:
•increases in worldwide LNG production capacity and availability of LNG for market supply;
•increases in demand for natural gas but at levels below those required to maintain current price equilibrium with respect to supply;

•increases in the cost to supply natural gas feedstock to our liquefaction projects;
•increases in the cost to supply LNG feedstock to our facilities;
•decreases in the cost of competing sources of natural gas, LNG or alternate fuels such as coal, heavy fuel oil and automotive diesel oil (“ADO”);
•decreases in the price of LNG; and
•displacement of LNG or fossil fuels more broadly by alternate fuels or energy sources or technologies (including but not limited to nuclear, wind, solar, biofuels and batteries) in locations where access to these energy sources is not currently available or prevalent.

In addition, we may not be able to successfully execute on our strategy to supply our existing and future customers with LNG produced primarily at our own liquefaction facilities upon completion of the Pennsylvania Facility or through our Fast LNG solution. Various competitors have and are developing LNG facilities in other markets, which will compete with our LNG facilities, including our Fast LNG solution. Some of these competitors have longer operating histories, more development experience, greater name recognition, larger staffs, larger and more versatile fleets, and substantially greater financial, technical and marketing resources than we currently possess. We also face competition for the contractors needed to build our facilities and skilled employees. See “—We may experience increased labor costs and regulation, and the unavailability of skilled workers or our failure to attract and retain qualified personnel, as well as our ability to comply with such labor laws, could adversely affect us.” The superior resources that some of these competitors have available for deployment could allow them to compete successfully against us, which could have a material adverse effect on our business, ability to realize benefits from future projects, results of operations, financial condition, liquidity and prospects. We anticipate that an increasing number of marine transportation companies, including many with strong reputations and extensive resources and experience will enter the LNG transportation market and the FSRU market. This increased competition may cause greater price competition for our products. As a result of these factors, we may be unable to expand our relationships with existing customers or to obtain new customers on a favorable basis, if at all, which would have a material adverse effect on our business, results of operations and financial condition.

Failure of LNG to be a competitive source of energy in the markets in which we operate, and seek to operate, could adversely affect our expansion strategy.

Our operations are, and will be, dependent upon LNG being a competitive source of energy in the markets in which we operate. In the United States, due mainly to a historic abundant supply of natural gas and discoveries of substantial quantities of unconventional or shale natural gas, imported LNG has not developed into a significant energy source. The success of the domestic liquefaction component of our business plan is dependent, in part, on the extent to which natural gas can, for significant periods and in significant volumes, be produced in the United States at a lower cost than the cost to produce some domestic supplies of other alternative energy sources, and that it can be transported at reasonable rates through appropriately scaled infrastructure. Since August 2021, LNG prices have increased materially, and global events, such as the COVID-19 pandemic, Russia’s invasion of Ukraine and global inflationary pressures, have generated further energy pricing volatility, which can have an adverse effect on market pricing of LNG and global demand for our products, as well as our ability to remain competitive in the markets in which we operate. Potential expansion in the Caribbean, Latin America and other parts of world where we may operate is primarily dependent upon LNG being a competitive source of energy in those geographical locations. For example, in the Caribbean, due mainly to a lack of regasification infrastructure and an underdeveloped international market for natural gas, natural gas has not yet developed into a significant energy source. In Brazil, hydroelectric power generation is the predominant source of electricity and LNG is one of several other energy sources used to supplement hydroelectric generation. The success of our operations is dependent, in part, on the extent to which LNG can, for significant periods and in significant volumes, be produced internationally and delivered to our customers at a lower cost than the cost to deliver other alternative energy sources.

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

Adverse trends or developments affecting any of these factors, including the timing of the impact of these factors in relation to our purchases and sales of natural gas and LNG could result in increases in the prices we have to pay for natural gas or LNG, which could materially and adversely affect the performance of our customers, and could have a material adverse effect on our business, contracts, financial condition, operating results, cash flows, liquidity and prospects. The COVID-19 pandemic and certain actions by the Organization of the Petroleum Exporting Countries ("OPEC") related to the supply of oil in the market have caused volatility and disruption in the price of oil which may negatively impact our potential customers’ willingness or ability to enter into new contracts for the purchase of natural gas. Additionally, in situations where our supply chain has capacity constraints and as a result we are unable to receive all volumes under our long-term LNG supply agreements, our supplier may sell volumes of LNG in a mitigation sale to third parties. In these cases, the factors above may impact the price and amount we receive under mitigation sales and we may incur losses that would have an adverse impact on our financial condition, results of operations and cash flows. Conversely, current market conditions have increased LNG values to historically high levels. The elevated market values could increase the economic incentives an LNG seller has to fail to deliver LNG cargos to us if they can sell the same LNG cargos at a higher price to another buyer in the market after giving effect to any contractual penalties the seller would owe to us for failing to deliver. Our contracts may not require an LNG seller to compensate us for the full current market value of an LNG cargo that we have purchased, and if so, we may not be contractually entitled to receive full economic indemnification upon an LNG seller’s failure to deliver an LNG cargo to us. Recently, the LNG industry has experienced increased volatility. If market disruptions and bankruptcies of third-party LNG suppliers and shippers negatively impacts our ability to purchase a sufficient amount of LNG or significantly increases our costs for purchasing LNG, our business, operating results, cash flows and liquidity could be materially and adversely affected. There can be no assurance we will achieve our target cost or pricing goals. In particular, because we have not currently procured fixed-price, long-term LNG supply to meet all future customer demand, increases in LNG prices and/or shortages of LNG supply could adversely affect our profitability. Our actual costs and any profit realized on the sale of our LNG may vary from the estimated amounts on which our contracts for feedgas were originally based. There is inherent risk in the estimation process, including significant changes in the demand for and price of LNG as a result of the factors listed above, many of which are outside of our control. If LNG were to become unavailable for current or future volumes of natural gas due to repairs or damage to supplier facilities or tankers, lack of capacity, impediments to international shipping or any other reason, our ability to continue delivering natural gas, power or steam to end-users could be restricted, thereby reducing our revenues. Any permanent interruption at any key LNG supply chains that caused a material reduction in volumes transported on or to our tankers and facilities could have a material adverse effect on our business, financial condition, operating results, cash flow, liquidity and prospects.

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

We are dependent on third-party LNG suppliers and may not be able to purchase or receive physical delivery of LNG or natural gas in sufficient quantities and/or at economically attractive prices to satisfy our delivery obligations under the GSAs, PPAs and SSAs.

Under our GSAs, PPAs and SSAs, we are required to deliver to our customers specified amounts of LNG, natural gas, power and steam, respectively, at specified times and within certain specifications, all of which requires us to obtain sufficient amounts of LNG from third-party LNG suppliers or our own portfolio. We may not be able to purchase or receive physical delivery of sufficient quantities of LNG to satisfy those delivery obligations, which may provide a counterparty with the right to terminate its GSA, PPA or SSA, as applicable, or subject us to penalties and indemnification obligations under those agreements. While we have entered into supply agreements for the purchase of LNG between 2022 and 2030, we may need to purchase significant additional LNG volumes to meet our delivery obligations to our downstream customers. Price fluctuations in natural gas and LNG may make it expensive or uneconomical for us to acquire adequate supply of these items or to sell our inventory of natural gas or LNG at attractive prices. Failure to secure contracts for the purchase of a sufficient amount of LNG or at favorable prices could materially and adversely affect our business, operating results, cash flows and liquidity.

Additionally, we are dependent upon third-party LNG suppliers and shippers and other tankers and facilities to provide delivery options to and from our tankers and energy-related infrastructure. If any third parties were to default on their obligations under our contracts or seek bankruptcy protection, we may not be able to replace such contracts or purchase LNG on the spot market or receive a sufficient quantity of LNG in order to satisfy our delivery obligations under our GSAs, PPAs and SSAs or at favorable terms. Under tanker charters, we will be obligated to make payments for our chartered tankers regardless of use. We may not be able to enter into contracts with purchasers of LNG in quantities equivalent to or greater than the amount of tanker capacity we have purchased, as our vessels maybe be too small for those obligations. Any such failure to purchase or receive delivery of LNG or natural gas in sufficient quantities could result in our failure to satisfy our obligations to our customers, which could lead to losses, penalties, indemnification and potentially a termination of agreements with our customers. Furthermore, we may seek to litigate any such breaches by our third-party LNG suppliers and shippers. Such legal proceedings may involve claims for substantial amounts of money and we may not be successful in pursing such claims. Even if we are successful, any litigation may be costly and time-consuming. If any such proceedings were to result in an unfavorable outcome, we may not be able to recover our losses (including lost profits) or any damages sustained from our agreements with our customers. See “—General Risks—We are and may be involved in legal proceedings and may experience unfavorable outcomes.” These actions could also expose us to adverse publicity, which might adversely affect our reputation and therefore, our results of operations. Further, if, it could have an adverse effect on our business, operating results, cash flows and liquidity, which could in turn materially and adversely affect our liquidity to make payments on our debt or comply with our financial ratios and other covenants. See “—We have incurred, and may in the future incur, a significant amount of debt.”

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

LNG processed and stored on FSRUs may be subject to loss or damage resulting from equipment malfunction, faulty handling, ageing or otherwise. Where we have chartered in, but subsequently not outchartered an FSRU, which in turn results in our being unable to transfer risk of loss or damage, we could bear the risk of loss or damage to all those volumes of LNG for the period of time during which those applicable volumes of LNG are stored on an FSRU or are dispatched to a pipeline. Any such disruption to the supply of LNG and natural gas may lead to delays, disruptions or curtailments in the production of power at our facilities, which could materially and adversely affect our revenues, financial condition and results of operations.

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

Hire rates for FSRUs and LNG carriers fluctuate over time as a result of changes in the supply-demand balance relating to current and future FSRU and LNG carrier capacity. This supply-demand relationship largely depends on a number of factors outside of our control. For example, driven in part by an increase in LNG production capacity, the market supply particularly of LNG carriers has been increasing. As of October 6, 2022, the LNG carrier order book totaled 256 vessels, including three FSRUs/FSUs. We believe that this and any future expansion of the global LNG carrier fleet may have a negative impact on charter hire rates, vessel utilization and vessel values, the impact of which could be amplified if the expansion of LNG production capacity does not keep pace with fleet growth. The LNG market is also closely connected to world natural gas prices and energy markets, which it cannot predict. A substantial or extended decline in demand for natural gas or LNG could adversely affect our ability to charter or re-charter our vessels at acceptable rates or to acquire and profitably operate new vessels. Accordingly, this could have a material adverse effect on our earnings, financial condition, operating results and prospects.

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

We analyze and seek to implement innovative and new technologies that complement our businesses to reduce our costs, achieve efficiencies for our business and our customers and advance our long-term goals, such as our ISO container distribution system, our Fast LNG solution and our green hydrogen project. The success of our current operations and future projects will depend in part on our ability to create and maintain a competitive position in the natural gas liquefaction industry. We have developed our Fast LNG strategy to procure and deliver LNG to our customers more quickly and cost-effectively than traditional LNG procurement and delivery strategies used by other market participants. See “—Our Fast LNG technology is a novel technology that is not yet proven and we may not be able to implement it as planned or at all.” We are also making investments to develop green hydrogen energy technologies as part of our long-term goal to become one of the world’s leading providers of carbon-free energy. In October 2020, we announced our intention to partner with Long Ridge Energy Terminal and GE Gas Power to transition a power plant to be capable of burning 100% green hydrogen over the next decade, and we made our first hydrogen-related investment in H2Pro, an Israel-based company developing a novel, efficient, and low-cost green hydrogen production technology. Furthermore, on August 4, 2022, we announced our agreement with Plug Power Inc., a leading provider of turnkey hydrogen solutions for the global green hydrogen economy, for a 120 MW industrial-scale green hydrogen plant near Beaumont, Texas. We continue to develop our ISO container distribution systems in the various markets where we operate. We expect to make additional investments in this field in the future. Because these technologies are innovative, we may be making investments in unproven business strategies and technologies with which we have limited or no prior development or operating experience. As an investor in these technologies, it is also possible that we could be exposed to claims and liabilities, expenses, regulatory challenges and other risks. We may not be able to successfully develop these technologies, and even if we succeed, we may ultimately not be able to realize the time, revenues and cost savings we currently expect to achieve from these strategies, which could adversely affect our financial results.

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

We have developed our Fast LNG strategy to procure and deliver LNG to our customers more quickly and cost-effectively than traditional LNG procurement and delivery strategies used by other market participants. Our ability to create and maintain a competitive position in the natural gas liquefaction industry may be adversely affected by our inability to effectively implement our Fast LNG technology. We are in the process of designing and constructing our first Fast LNG solution, and are therefore subject to construction risks, risks associated with third-party contracting and service providers, permitting and regulatory risks. See “—We are subject to various construction risks” and “—We depend on third-party contractors, operators and suppliers.” Because our Fast LNG technology is a new technology that has not been previously implemented, tested or proven, we are also exposed to unknown and unforeseen risks associated with the development of new technologies, including failure to meet design, engineering, or performance specifications, incompatibility of systems, inability to contract or employ third parties with sufficient experience in technologies used or inability by contractors to perform their work, delays and schedule changes, high costs and expenses that may be subject to increase or difficult to anticipate, regulatory and legal challenges, instability or clarity of application of laws, rules and regulations to the technology, and added difficulties in obtaining or securing required permits or authorizations, among others. See “—Failure to obtain and maintain permits, approvals and authorizations from governmental and regulatory agencies and third parties on favorable terms could impede operations and construction.” The success and profitability of our Fast LNG technology is also dependent on the volatility of the price of natural gas and LNG compared to the related levels of capital spending required to implement the technology. Natural gas and LNG prices have at various times been and may become volatile due to one or more factors. Volatility or weakness in natural gas or LNG prices could render our LNG procured through Fast LNG too expensive for our customers, and we may not be able to obtain our anticipated return on our investment or make our technology profitable. In addition, we may seek to construct and develop floating offshore liquefaction units as part of our Fast LNG in jurisdictions which could potentially expose us to increased political, economic, social and legal instability, a lack of regulatory clarity of application of laws, rules and regulations to our technology, or additional jurisdictional risks related to currency exchange, tariffs and other taxes, changes in laws, civil unrest, and similar risks. See “—Risks Related to the Jurisdictions in which we Operate—We are subject to the economic, political, social and other conditions in the jurisdictions in which we operate.” Furthermore, as part of our business strategy for Fast LNG, we may enter into tolling agreements with third parties, including in developing countries, and these counterparties may have greater credit risk than typical. Therefore, we may be exposed to greater customer credit risk than other companies in the industry. Our credit procedures and policies may be inadequate to sufficiently eliminate risks of nonpayment and nonperformance. We may not be able to successfully develop, construct and implement our Fast LNG solution, and even if we succeed in developing and constructing the technology, we may ultimately not be able to realize the cost savings and revenues we currently expect to achieve from it, which could result in a material adverse effect upon our operations and business.

We have incurred, and may in the future incur, a significant amount of debt.

On an ongoing basis, we engage with lenders and other financial institutions in an effort to improve our liquidity and capital resources. As of December 31, 2021 and September 30, 2022, we had approximately $3,896 million and $4,498 million, respectively, aggregate principal amount of indebtedness outstanding on a consolidated basis. In connection with the Mergers, we assumed a significant amount of indebtedness, including guarantees and preferred shares, and we incurred a significant amount of debt to pay a portion of the purchase price for the GMLP Merger, to refinance certain debt of GMLP and its subsidiaries, to pay related fees and expenses, and for general corporate purposes. The terms and conditions of our indebtedness include restrictive covenants that may limit our ability to operate our business, to incur or refinance our debt, engage in certain transactions, and require us to maintain certain financial ratios, among others, any of which may limit our ability to finance future operations and capital needs, react to changes in our business and in the economy generally, and to pursue business opportunities and activities. If we fail to comply with any of these restrictions or are unable to pay our debt service when due, our debt could be accelerated or cross-accelerated, and we cannot assure you that we will have the ability to repay such accelerated debt. Any such default could also have adverse consequences to our status and reporting requirements, reducing our ability to quickly access the capital markets. Our ability to service our existing and any future debt will depend on our performance and operations, which is subject to factors that are beyond our control and compliance with covenants in the agreements governing such debt. We may incur additional debt to fund our business and strategic initiatives. If we incur additional debt and other obligations, the risks associated with our substantial leverage and the ability to service such debt would increase, which could have a material adverse effect on our business, results of operation and financial condition.

Our business is dependent upon obtaining substantial additional funding from various sources, which may not be available or may only be available on unfavorable terms.

We believe we will have sufficient liquidity, cash flow from operations and access to additional capital sources to fund our capital expenditures and working capital needs for the next 12 months and the reasonably foreseeable future. In the future, we expect to incur additional indebtedness to assist us in developing our operations and we are considering alternative financing options, including in specific markets or the opportunistic sale of one of our non-core assets. We also historically have relied, and in the future will likely rely, on borrowings under term loans and other debt instruments to fund our capital expenditures. If any of the lenders in the syndicates backing these debt instruments were unable to perform on its commitments, we may need to seek replacement financing. We cannot assure you that such additional funding will be available on acceptable terms, or at all. Our ability to raise additional capital on acceptable terms will depend on financial, economic and market conditions, which have increased in volatility and at times have been negatively impacted due to the COVID-19 pandemic, our progress in executing our business strategy and other factors, many of which are beyond our control, including domestic or international economic conditions, increases in key benchmark interest rates and/or credit spreads, the adoption of new or amended banking or capital market laws or regulations, the re-pricing of market risks and volatility in capital and financial markets, risks relating to the credit risk of our customers and the jurisdictions in which we operate, as well as general risks applicable to the energy sector. Additional debt financing, if available, may subject us to increased restrictive covenants that could limit our flexibility in conducting future business activities and could result in us expending significant resources to service our obligations. Additionally, we may need to adjust the timing of our planned capital expenditures and facilities development depending on the requirements of our existing financing and availability of such additional funding. If we are unable to obtain additional funding, approvals or amendments to our financings outstanding from time to time, or if additional funding is only available on terms that we determine are not acceptable to us, we may be unable to fully execute our business plan, we may be unable to pay or refinance our indebtedness or to fund our other liquidity needs, and our financial condition or results of operations may be materially adversely affected.

Our current and any future sale and leaseback agreements contain or may contain restrictive covenants that may limit our liquidity and corporate activities.

Our current and any future sale and leaseback agreements we may enter into contain and are expected to contain, customary covenants and event of default clauses, including specified financial ratios and financial covenants, as well as cross-default provisions and restrictive covenants and performance requirements that may affect our operational and financial flexibility. Such restrictions could affect, and in many respects limit or prohibit, among other things, our ability to incur additional indebtedness, create liens, sell assets, or engage in mergers or acquisitions, as well as our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities. Any failure to meet payment and other obligations, including the financial covenant requirements, could lead to defaults under other sale and leaseback agreements or any future sale and leaseback agreements. If we are not in compliance with our covenants and are not able to obtain covenant waivers or modifications, the current or future owners of our leased vessels, as appropriate, could retake possession of the vessels or require us to pay down our indebtedness or sell vessels in our fleet. We could lose our vessels if we default on our bareboat charters in connection with the sale and leaseback agreements, which would negatively affect our revenues, results of operations and financial condition. There can be no assurance that such restrictions will not adversely affect our ability to finance future operations or capital needs. As a result of these restrictions in current sale and leaseback agreements, or similar restrictions in future sale and leaseback agreements, we may need to seek permission from the owners of our leased vessels to engage in certain corporate actions. Their interests may be different from ours and we may not be able to obtain their permission when needed. This may prevent us from taking actions that we believe are in our best interest, which may adversely impact our revenues, results of operations and financial condition.

We have entered into, and may in the future enter into or modify existing, joint ventures that might restrict our operational and corporate flexibility or require credit support.

We have entered into, and may in the future enter, into joint venture arrangements with third parties in respect of our projects and assets. For example, our interest in the Hilli is the result of an acquisition by GMLP in July 2018 of 50% of the common units in Hilli LLC (the “Hilli Acquisition”), the disponent owner of Hilli Corp. (as defined herein), the owner of the Hilli, which represents the equivalent of 50% of the two liquefaction trains, out of a total of four, that have been contracted to Perenco Cameroon SA (“Perenco”) and Société Nationale Des Hydrocarbures (“SNH” and, together with Perenco, the “Customer”) pursuant to a Liquefaction Tolling Agreement (“LTA”) with an 8-year term. In August 2022, we established Energos, as a joint venture platform with certain funds or investment vehicles managed by Apollo, for the development of a global marine infrastructure platform, of which we own 20%. As we do not operate the assets owned by these joint ventures, our control over their operations is limited by provisions of the agreements we have entered into with our joint venture partners and by our percentage ownership in such joint ventures. Because we do not control all of the decisions of our joint ventures, it may be difficult or impossible for us to cause the joint venture to take actions that we believe would be in its or the joint venture’s best interests. For example, we cannot unilaterally cause the distribution of cash by our joint ventures. Additionally, as the joint ventures are separate legal entities, any right we may have to receive assets of any joint venture or other payments upon their liquidation or reorganization will be effectively subordinated to the claims of the creditors of that joint venture (including tax authorities, trade creditors and any other third parties that require such subordination, such as lenders and other creditors).

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

Weather events such as storms and related storm activity and collateral effects, or other disasters, accidents, catastrophes or similar events, natural or manmade, such as explosions, fires, seismic events, floods or accidents, could result in damage to our facilities, liquefaction facilities, auxiliary vessels, or related infrastructure, interruption of our operations or our supply chain, as well as delays or cost increases in the construction and the development of our proposed facilities or other infrastructure. Changes in the global climate may have significant physical effects, such as increased frequency and severity of storms, floods and rising sea levels; if any such effects were to occur, they could have an adverse effect on our onshore and offshore operations. Due to the nature of our operations, we are particularly exposed to the risks posed by hurricanes, tropical storms and their collateral effects, in particular with respect to fleet operations, floating offshore liquefaction units and other infrastructure we may develop in connection with our Fast LNG technology. In particular, we may seek to construct and develop floating offshore liquefaction units as part of our Fast LNG in locations that are subject to risks posed by hurricanes and similar severe weather conditions or natural disasters or other adverse events or conditions that could severely affect our infrastructure, resulting in damage or loss, contamination to the areas, and suspension of our operations. For example, our operations in coastal regions in southern Florida, the Caribbean, and Latin America are frequently exposed to natural hazards such as sea-level rise, coastal flooding, cyclones, extreme heat, hurricanes, and earthquakes. These climate risks can affect our operations, potentially even damaging or destroying our facilities, leading to production downgrades, costly delays, reduction in workforce productivity, and potential injury to our people. In addition, jurisdictions with increased political, economic, social and legal instability, lack of regulatory clarity of application of laws, rules and regulations to our technology, and could potentially expose us to additional jurisdictional risks related to currency exchange, tariffs and other taxes, changes in laws, civil unrest, and similar risks. In addition, because of the location of some of our operations, we are subject to other natural phenomena, including earthquakes, such as the one that occurred near Puerto Rico in January 2020, which resulted in a temporary delay of development of our Puerto Rico projects. If one or more tankers, pipelines, facilities, liquefaction facilities, vessels, equipment or electronic systems that we own, lease or operate or that deliver products to us or that supply our facilities, liquefaction facilities, and customers’ facilities are damaged by severe weather or any other disaster, accident, catastrophe or similar event, our construction projects and our operations could be significantly interrupted, damaged or destroyed. These delays, interruptions and damages could involve substantial damage to people, property or the environment, and repairs could take a significant amount of time, particularly in the event of a major interruption or substantial damage. We do not, nor do we intend to, maintain insurance against all of these risks and losses. We may not be able to maintain desired or required insurance in the future at rates that we consider reasonable. See “—Our insurance may be insufficient to cover losses that may occur to our property or result from our operations.” The occurrence of a significant event, or the threat thereof, could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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

Any failure in environmental, social, health and safety performance from our operations may result in an event that causes personal harm or injury to our employees, other persons, and/or the environment, as well as the imposition of injunctive relief and/or penalties or fines for non-compliance with relevant regulatory requirements or litigation. Such a failure, or a similar failure elsewhere in the energy industry (including, in particular, LNG liquefaction, storage, transportation or regasification operations), could generate public concern, which may lead to new laws and/or regulations that would impose more stringent requirements on our operations, have a corresponding impact on our ability to obtain permits and approvals, and otherwise jeopardize our reputation or the reputation of our industry as well as our relationships with relevant regulatory agencies and local communities. As the owner and operator of our facilities and owner or charteror of our vessels, we may be liable, without regard to fault or the lawfulness of the original conduct, for the release of certain types or quantities of hazardous substances into the environment at or from our facilities and for any resulting damage to natural resources, which could result in substantial liabilities, fines and penalties, capital expenditures related to cleanup efforts and pollution control equipment, and restrictions or curtailment of our operations. Any such liabilities, fines and penalties that exceed the limits of our insurance coverage. See “—Our insurance may be insufficient to cover losses that may occur to our property or result from our operations.” Individually or collectively, these developments could adversely impact our ability to expand our business, including into new markets.

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

The requirements for permits or authorizations to conduct these activities vary depending on the location where such drilling and completion activities will be conducted. Several jurisdictions have adopted or considered adopting regulations to impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing operations, or to ban hydraulic fracturing altogether. As with most permitting and authorization processes, there is a degree of uncertainty as to whether a permit will be granted, the time it will take for a permit or approval to be issued and any conditions which may be imposed in connection with the granting of the permit. See “—Failure to obtain and maintain permits, approvals and authorizations from governmental and regulatory agencies and third parties on favorable terms could impede operations and construction.” Certain regulatory authorities have delayed or suspended the issuance of permits or authorizations while the potential environmental impacts associated with issuing such permits can be studied and appropriate mitigation measures evaluated. In addition, some local jurisdictions have adopted or considered adopting land use restrictions, such as city or municipal ordinances, that may restrict the performance of or prohibit the well drilling in general and/or hydraulic fracturing in particular. Increased regulation or difficulty in permitting of hydraulic fracturing, and any corresponding increase in domestic natural gas prices, could materially adversely affect demand for LNG and our ability to develop commercially viable LNG facilities.

Indigenous Communities. Indigenous communities—including, in Brazil, Afro-indigenous (“Quilombola”) communities—are subject to certain protections under international and national laws. Brazil has ratified the International Labor Organization’s Indigenous and Tribal Peoples Convention (“ILO Convention 169”), which states that governments are to ensure that members of tribes directly affected by legislative or administrative measures, including the grant of government authorizations, such as are required for our Brazilian operations, are consulted through appropriate procedures and through their representative institutions, particularly using the principle of consultation and participation of indigenous and traditional communities under the basis of free, prior, and informed consent (“FPIC”). Brazilian law does not specifically regulate the FPIC process for indigenous and traditional people affected by undertakings, nor does it set forth that individual members of an affected community shall render their FPIC on an undertaking that may impact them. However, in order to obtain certain environmental licenses for our operations, we are required to comply with the requirements of, consult with, and obtain certain authorizations from a number of institutions regarding the protection of indigenous interests: IBAMA, local environmental authorities in the localities in which we operate, the Federal Public Prosecutor’s Office and the National Indian Foundation (Fundação Nacional do Índio or FUNAI) (for indigenous people) or Palmares Cultural Foundation (Fundação Cultural Palmares) (for Quilombola communities).

Additionally, the American Convention on Human Rights (“ACHR”), to which Brazil is a party, sets forth rights and freedoms prescribed for all persons, including property rights without discrimination due to race, language, and national or social origin. The ACHR also provides for consultation with indigenous communities regarding activities that may affect the integrity of their land and natural resources. If Brazil’s legal process for consultation and the protection of indigenous rights is challenged under the ACHR and found to be inadequate, it could result in orders or judgments that could ultimately adversely impact its operations. For example, in February 2020, the Interamerican Court of Human Rights (“IACtHR”) found that Argentina had not taken adequate steps, in law or action, to ensure the consulting of indigenous communities and obtaining those communities’ free prior and informed consent for a project impacting their territories. IACtHR further found that Argentina had thus violated the ACHR due to infringements on the indigenous communities’

rights to property, cultural identity, a healthy environment, and adequate food and water by failing to take effective measures to stop harmful, third-party activities on the indigenous communities’ traditional land. As a result, IACtHR ordered Argentina, among other things, to achieve the demarcation and grant of title to the indigenous communities over their territory and the removal of third parties from the indigenous territory. We cannot predict whether this decision will result in challenges regarding the adequacy of existing Brazilian legal requirements related to the protection of indigenous rights, changes to the existing Brazilian government body consultation process, or impact our existing development agreements or negotiations for outstanding development agreements with indigenous communities in the areas in which we operate.

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

Certain activities related to our logistics and shipping operations may constitute “coastwise trade” within the meaning of laws and regulations of the U.S. and other jurisdictions in which we operate. Under these laws and regulations, often referred to as cabotage laws, including the Jones Act in the U.S., only vessels meeting specific national ownership and registration requirements or which are subject to an exception or exemption, may engage in such “coastwise trade.” When we operate or charter foreign-flagged vessels, we do so within the current interpretation of such cabotage laws with respect to permitted activities for foreign-flagged vessels. Significant changes in cabotage laws or to the interpretation of such laws in the places where we operate could affect our ability to operate or charter, or competitively operate or charter, our foreign-flagged vessels in those waters. If we do not continue to comply with such laws and regulations, we could incur severe penalties, such as fines or forfeiture of any vessels or their cargo, and any noncompliance or allegations of noncompliance could disrupt our operations in the relevant jurisdiction. Any noncompliance or alleged noncompliance could have a material adverse effect on our reputation, our business, our results of operations and cash flows, and could weaken our financial condition.

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

We rely on electronic systems and networks to communicate, control and manage our operations and prepare our financial management and reporting information. If we record inaccurate data or experience infrastructure outages, our ability to communicate and control and manage our business could be adversely affected. We face various security threats, including cybersecurity threats from third parties and unauthorized users to gain unauthorized access to sensitive information or to render data or systems unusable, threats to the security of our facilities, liquefaction facilities, and infrastructure or third-party facilities and infrastructure, such as processing plants and pipelines, and threats from terrorist acts. Our network systems and storage and other business applications, and the systems and storage and other business applications maintained by our third-party providers, have been in the past, and may be in the future, subjected to attempts to gain unauthorized access to our network or information, malfeasance or other system disruptions.

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

We are dependent upon the available labor pool of skilled employees for the construction and operation of our facilities and liquefaction facilities, as well as our FSRUs, FLNGs and LNG carriers. We compete with other energy companies and other employers to attract and retain qualified personnel with the technical skills and experience required to construct and operate our infrastructure and assets and to provide our customers with the highest quality service. In addition, the tightening of the labor market due to the shortage of skilled employees may affect our ability to hire and retain skilled employees, impair our operations and require us to pay increased wages. We are subject to labor laws in the jurisdictions in which we operate and hire our personnel, which can govern such matters as minimum wage, overtime, union relations, local content requirements and other working conditions. For example, Brazil and Indonesia, where some of our vessels operate, require we hire a certain portion of local personnel to crew our vessels. Any inability to attract and retain qualified local crew members could adversely affect our operations, business, results of operations and financial condition. Furthermore, should there be an outbreak of COVID-19 on our facilities or vessels, adequate staffing or crewing may not be available to fulfill the obligations under our contracts. Due to COVID-19, we could face (i) difficulty in finding healthy qualified replacement employees; (ii) local or international transport or quarantine restrictions limiting the ability to transfer infected employees from or to our facilities or vessels, and (iii) restrictions in availability of supplies needed for our projects due to disruptions to third-party suppliers or transportation alternatives. See “—General Risks—We are unable to predict the extent to which the global COVID-19 pandemic will negatively affect our operations, financial performance, nor our ability to achieve our strategic objectives. We are also unable to predict how this global pandemic may affect our customers and suppliers.” A shortage in the labor pool of skilled workers or other general inflationary pressures or changes in applicable laws and regulations, could make it more difficult for us to attract and retain qualified personnel and could require an increase in the wage and benefits packages that we offer, thereby increasing our operating costs. Any increase in our operating costs could materially and adversely affect our business, financial condition, operating results, liquidity and prospects.

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

Furthermore, some of the regions in which we operate have been subject to significant levels of terrorist activity and social unrest, particularly in the shipping and maritime industries. Past political conflicts in certain of these regions have included attacks on vessels, mining of waterways and other efforts to disrupt shipping in the area. In addition to acts of terrorism, vessels trading in these and other regions have also been subject, in limited instances, to piracy. For example, the operations of Hilli Corp in Cameroon, which has experienced instability in its socio-political environment, under the LTA are subject to higher political and security risks than operations in other areas of the world. Tariffs, trade embargoes and other economic sanctions by the United States or other countries against countries in the Middle East, Southeast Asia, Africa or elsewhere as a result of terrorist attacks, hostilities or otherwise may limit trading activities with those countries. See “—Our Charterers may inadvertently violate applicable sanctions and/or call on ports located in, or engage in transactions with, countries that are subject to restrictions imposed by the U.S. or other governments, which could adversely affect its business.” We do not, nor do we intend to, maintain insurance (such as business interruption insurance or terrorism) against all of these risks and losses. Any claims covered by insurance will be subject to deductibles, which may be significant, and we may not be fully reimbursed for all the costs related to any losses created by such risks. See “—Our insurance may be insufficient to cover losses that may occur to our property or result from our operations.” As a result, the occurrence of any economic, political, social and other instability or adverse conditions or developments in the jurisdictions in which we operate, could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Our financial condition and operating results may be adversely affected by foreign exchange fluctuations.

While our consolidated financial statements are presented in U.S. dollars, we generate revenues and incur operating expenses and indebtedness in local currencies in the countries where we operate, such as, among others, the euro, the Mexican peso and the Brazilian real. The amount of our revenues denominated in a particular currency in a particular country typically varies from the amount of expenses or indebtedness incurred by our operations in that country given that certain costs may be incurred in a currency different from the local currency of that country, such as the U.S. dollar. Therefore, fluctuations in exchange rates used to translate other currencies into U.S. dollars could result in potential losses and reductions in our margins resulting from currency fluctuations, which may impact our reported consolidated financial condition, results of operations and cash flows from period to period. These fluctuations in exchange rates will also impact the value of our investments and the return on our investments. Additionally, some of the jurisdictions in which we operate may limit our ability to exchange local currency for U.S. dollars and elect to intervene by implementing exchange rate regimes, including sudden devaluations, periodic mini devaluations, exchange controls, dual exchange rate markets and a floating exchange rate system. There can be no assurance that non-U.S. currencies will not be subject to volatility and depreciation or that the current exchange rate policies affecting these currencies will remain the same. For example, the Mexican peso and the Brazilian real have experienced significant fluctuations relative to the U.S. dollar in the past. We may choose not to hedge, or we may not be effective in efforts to hedge, this foreign currency risk. See “—Risks Related to our Business—Any use of hedging arrangements may adversely affect our future operating results or liquidity.” Depreciation or volatility of these currencies against the U.S. dollar could cause counterparties to be unable to pay their contractual obligations under our agreements or to lose confidence in us and may cause our expenses to increase from time to time relative to our revenues as a result of fluctuations in exchange rates, which could affect the amount of net income that we report in future periods.

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

Affiliates of certain entities controlled by Wesley R. Edens, Randal A. Nardone and affiliates of Fortress Investment Group LLC (“Founder Entities”) hold a majority of the voting power of our stock. In addition, pursuant to the Shareholders’ Agreement, dated as of February 4, 2019, by and among the Company and the respective parties thereto (the “Shareholders’ Agreement”), the Founder Entities currently have the right to nominate a majority of the members of our Board of Directors. Furthermore, the Shareholders’ Agreement provides that the parties thereto will use their respective reasonable efforts (including voting or causing to be voted all of the Company’s voting shares beneficially owned by each) to cause to be elected to the Board, and to cause to continue to be in office the director nominees selected by the Founder Entities. Affiliates of NFE SMRS Holdings LLC are parties to the Shareholders’ Agreement and as of September 30, 2022 hold approximately 16% of the voting power of our stock. As a result, we are a controlled company within the meaning of the Nasdaq corporate governance standards. Under Nasdaq rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a controlled company and may elect not to comply with certain Nasdaq corporate governance requirements, including the requirements that:

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

As of September 30, 2022, affiliates of the Founder Entities own an aggregate of approximately 87,136,768 shares of Class A common stock, representing approximately 42% of our voting power. As of September 30, 2022, Wesley R. Edens, Randal A. Nardone and Fortress Investment Group LLC directly or indirectly own 47,540,925 shares, 26,196,526 shares and 13,399,317 shares, respectively, of our Class A common stock, representing 22.8%, 12.5% and 6.4% of the voting power of the Class A common stock, respectively. The beneficial ownership of greater than 50% of our voting stock means affiliates of the Founder Entities are able to control matters requiring stockholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our Class A common stock will be able to affect the way we are managed or the direction of our business. The interests of the affiliates of the Founder Entities with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders, including holders of the Class A common stock.

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

Furthermore, in connection with the exchange of certain shares of the Company completed on June 10, 2020, New Fortress Energy Holdings assigned, pursuant to the terms of the Shareholders’ Agreement, to the Founder Entities, New Fortress Energy Holdings’ right to designate a certain number of individuals to be nominated for election to our board of directors so long as its assignees collectively beneficially own at least 5% of the outstanding Class A common stock. The Shareholders’ Agreement provides that the parties to the Shareholders’ Agreement (including certain former members of New Fortress Energy Holdings) shall vote their stock in favor of such nominees. In addition, our Certificate of Incorporation provides the Founder Entities the right to approve certain material transactions so long as the Founder Entities and their affiliates collectively, directly or indirectly, own at least 30% of the outstanding Class A common stock.

Our Certificate of Incorporation and Bylaws, as well as Delaware law, contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our Class A common stock and could deprive our investors of the opportunity to receive a premium for their Class A common stock.

Our Certificate of Incorporation and Bylaws authorize our board of directors to issue preferred stock without stockholder approval in one or more series, designate the number of stock constituting any series, and fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. If our board of directors elects to issue preferred stock, it could be more difficult for a third party to acquire us. In addition, some provisions of our Certificate of Incorporation and Bylaws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our security holders. These provisions include:

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

Our Bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is, to the fullest extent permitted by applicable law, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim against us or any of our directors, officers or employees arising pursuant to any provision of our organizational documents or the Delaware General Corporation Law, or (iv) any action asserting a claim against us or any of our directors, officers or employees that is governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Any person or entity purchasing or otherwise acquiring any interest in our stock will be deemed to have notice of, and consented to, the provisions described in the preceding sentence. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it considers more likely to be favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our organizational documents inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition, results of operations or prospects.

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

Our Certificate of Incorporation and Bylaws authorize us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our Class A common stock in respect of dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our Class A common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the Class A common stock.

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

The COVID-19 pandemic has caused, and is expected to continue to cause, economic disruptions in various regions, disruptions in global supply chains, significant volatility and disruption of financial markets and in the price of oil and other commodities. In addition, the pandemic has made travel and commercial activity significantly more cumbersome and less efficient compared to pre-pandemic conditions. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly-changing and difficult to predict, the pandemic’s impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategies and initiatives, remains uncertain and difficult to predict. Further, the ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transport and workforce pressures); the impact of the pandemic and actions taken in response on global and regional economies, travel, and economic activity; the availability of federal, state, local or non-U.S. funding programs, as well as other monetary and financial policies enacted by governments (including monetary policy, taxation, exchange controls, interest rates, regulation of banking and financial services and other industries, government budgeting and public sector financing); the duration and severity of resurgences of COVID variants; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides. The COVID-19 pandemic has subjected our operations, financial performance and financial condition to a number of operational financial risks. Although the services we provide are generally deemed essential, we may face negative impacts from increased operational challenges based on the need to protect employee health and safety, workplace disruptions and restrictions on the movement of people including our employees and subcontractors, and disruptions to supply chains related to raw materials and goods both at our own facilities, liquefaction facilities and at customers and suppliers. We may also experience a lower demand for natural gas at our existing customers and a decrease in interest from potential customers as a result of the pandemic’s impact on the operations and financial condition of our customers and potential customers, as well as the price of available fuel options, including oil-based fuels as well as strains the pandemic places on the capacity of potential customers to evaluate purchasing our goods and services. We may experience customer requests for potential payment deferrals or other contract modifications and delays of potential or ongoing construction projects due to government guidance or customer requests. Conditions in the financial and credit markets may limit the availability of funding and pose heightened risks to future financings we may require. These and other factors we cannot anticipate could adversely affect our business, financial position and results of operations. It is possible that the longer this period of economic and global supply chain and disruption continues, the greater the uncertainty will be regarding the possible adverse impact on our business operations, financial performance and results of operations.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) None.

Some of our operating subsidiaries, joint venture and special purpose entities are subject to restrictive covenants related to their indebtedness, including restrictions on dividend distributions. For information on our long-term debt obligations and debt and lease restrictions, see “—Liquidity and Capital Resources—Long-Term Debt —Debt and lease restrictions.”
Item 3.    Defaults upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
Not applicable.
Item 6.    Exhibits.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of January 13, 2021, by and among NFE, GMLP Merger Sub, GP Buyer, GMLP and the General Partner (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on January 20, 2021).

2.2	Transfer Agreement, dated as of January 13, 2021, by and among GP Buyer, GLNG and the General Partner (incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on January 20, 2021).

2.3	Agreement and Plan of Merger, dated as of January 13, 2021, by and among NFE, Hygo Merger Sub, Hygo and the Hygo Shareholders (incorporated by reference to Exhibit 2.3 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on January 20, 2021).

3.1	Certificate of Formation of New Fortress Energy LLC (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-228339), filed with the SEC on November 9, 2018)

3.2	Certificate of Amendment to Certificate of Formation of New Fortress Energy LLC (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-228339), filed with the SEC on November 9, 2018)

3.3	First Amended and Restated Limited Liability Company Agreement of New Fortress Energy LLC, dated February 4, 2019 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019).

3.4	Certificate of Conversion of New Fortress Energy Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on August 7, 2020).

3.5	Certificate of Incorporation of New Fortress Energy Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed with the SEC on August 7, 2020).

3.6	Bylaws of New Fortress Energy Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 8-K filed with the SEC on August 7, 2020).

10.1	Contribution Agreement, dated February 4, 2019, by and among New Fortress Energy LLC, New Fortress Intermediate LLC, New Fortress Energy Holdings LLC, NFE Atlantic Holdings LLC and NFE Sub LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019).

10.2	Amended and Restated Limited Liability Company Agreement of New Fortress Intermediate LLC, dated February 4, 2019 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019).

10.3†	New Fortress Energy LLC 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-229507), filed with the SEC on February 4, 2019).

10.4†	Form of Director Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-228339), filed with the SEC on December 24, 2018).

10.5*	Restricted Share Unit Award Agreement under the Amended and Restated New Fortress Energy Inc. 2019 Omnibus Incentive Plan.

10.6	Shareholders’ Agreement, dated February 4, 2019, by and among New Fortress Energy LLC, New Fortress Energy Holdings LLC, Wesley R. Edens and Randal A. Nardone (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019).

10.7	Administrative Services Agreement, dated February 4, 2019, by and between New Fortress Intermediate LLC and FIG LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019).

10.8†	Indemnification Agreement (Edens) (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019).

10.9†	Indemnification Agreement (Guinta) (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019).

10.10†	Indemnification Agreement (Catterall) (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019).

10.11†	Indemnification Agreement (Grain) (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019).

10.12†	Indemnification Agreement (Griffin) (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019).

10.13†	Indemnification Agreement (Mack) (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019).

10.14†	Indemnification Agreement (Nardone) (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019).

10.15†	Indemnification Agreement (Wanner) (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019).

10.16†	Indemnification Agreement (Wilkinson) (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on February 5, 2019).

10.17	Amendment Agreement dated as February 11, 2019 to Credit Agreement, dated as of August 15, 2018 and as amended and restated as of December 31, 2018, among New Fortress Intermediate LLC, NFE Atlantic Holdings LLC, the subsidiary guarantors from time to time party thereto, lenders parties thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 26, 2019).

10.18	Second Amendment Agreement, dated as of March 13, 2019 to the Credit Agreement, dated as of August 15, 2018 and as amended and restated as of December 31, 2018, and as amended as of February 11, 2019, among New Fortress Intermediate LLC, NFE Atlantic Holdings LLC, the subsidiary guarantors from time to time party thereto, lenders parties thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 26, 2019).

10.19	Engineering, Procurement and Construction Agreement for the Marcellus LNG Production Facility I, dated January 8, 2019, by and between Bradford County Real Estate Partners LLC and Black & Veatch Construction, Inc. (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-228339), filed with the SEC on January 25, 2019).

10.20†	Indemnification Agreement, dated as of March 17, 2019, by and between New Fortress Energy LLC and Yunyoung Shin (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 26, 2019).

10.21	Letter Agreement, dated as of December 3, 2019, by and between NFE Management LLC and Yunyoung Shin. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2020)

10.22	Indenture, dated September 2, 2020, by and among the Company, the subsidiary guarantors from time to time party thereto, and U.S. Bank National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 2, 2020).

10.23	Pledge and Security Agreement, dated September 2, 2020, by and among the Company, the subsidiary guarantors from time to time party thereto, and U.S. Bank National Association, as notes collateral agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 2, 2020).

10.24	First Supplemental Indenture, dated December 17, 2020, by and among the Company, the subsidiary guarantors from time to time party thereto and U.S. Bank National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 18, 2020).

10.25	Support Agreement, dated as of January 13, 2021, by and among NFE, GMLP, GLNG and the General Partner (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38790), filed with the SEC on January 20, 2021)

10.26	Indenture, dated April 12, 2021, by and among the Company, the subsidiary guarantors from time to time party thereto, and U.S. Bank National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 12, 2021).

10.27	Pledge and Security Agreement, dated April 12, 2021, by and among the Company, the subsidiary guarantors, from time to time party thereto, and U.S. Bank National Association, as notes collateral agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 12, 2021).

10.28	Shareholders’ Agreement, dated as of April 15, 2021, by and among the Company, GLNG, and Stonepeak (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 21, 2021).

10.29	Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and Morgan Stanley Senior Funding, Inc,. as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 21, 2021).

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

10.31	Second Amendment to Credit Agreement, dated as of February 28, 2022 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.31 to the Registrant’s Quarterly Report on Form 10-K, filed with the SEC on March 1, 2022).

10.32	Third Amendment to Credit Agreement, dated as of May 4, 2022 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2022).

10.33	Omnibus Agreement, dated as of April 15, 2021, by and among the Company, GLNG and certain other parties thereto (incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2021).

10.34	Indemnity Agreement, dated as of April 15, 2021, by and among the Company, GLNG, and certain affiliates of Stonepeak (incorporated by reference to Exhibit 10.31 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2021).

10.35	Omnibus Agreement, dated as of April 15, 2021, by and among the Company, GMLP, GLNG and certain parties thereto (incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2021).

10.36	Tax Indemnification Agreement, dated as of April 15, 2021, by and between NFE International and GLNG (incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2021).

10.37
Share Purchase Agreement, dated as of May 31, 2022, by and among LNG Power Limited, Ebrasil Energia Ltda., the individual DC Energia Sellers set forth therein, collectively as Sellers, Eneva S.A., as Buyer, and Eletricidade do Brasil S.A. -Ebrasil, as guarantor for the obligations of the DC Energia Sellers (incorporated by reference to Exhibit 10.38 to Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2022).

10.38
Equity Purchase and Contribution Agreement, dated as of July 2, 2022, by and among Golar LNG Partners LP and Hygo Energy Transition Ltd., as Sellers, AP Neptune Holdings Ltd, as Purchaser, Floating Infrastructure Holdings LLC, as the Company, and Floating Infrastructure Intermediate LLC, as Holdco Pledgor, and Floating Infrastructure Holdings finance LLC, as Borrower, and New Fortress Energy Inc.(incorporated by reference to Exhibit 10.39 to Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2022).

10.39
Second Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated July 27, 2022, by and among New Fortress Energy Inc., the guarantors party thereto, Natixis, New York Branch, as Administrative Agent, Natixis, New York Branch, as ULCA Collateral Agent, Natixis, New York Branch, and each of the other financial institutions party thereto, as Lenders and Issuing Banks (incorporated by reference to Exhibit 10.40 to Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2022).

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
# Portions of the exhibit (indicated by asterisks) have been omitted in compliance with Item 601 of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW FORTRESS ENERGY INC.

Date: November 8, 2022

	By:	/s/ Wesley R. Edens

	Name:	Wesley R. Edens

	Title:	Chief Executive Officer and Chairman

(Principal Executive Officer)
Date: November 8, 2022

	By:	/s/ Christopher S. Guinta

	Name:	Christopher S. Guinta

	Title:	Chief Financial Officer

(Principal Financial Officer)
Date: November 8, 2022

	By:	/s/ Yunyoung Shin

	Name:	Yunyoung Shin

	Title:	Chief Accounting Officer

(Principal Accounting Officer)