Form 10-Q
period 2023-03-31
New Fortress Energy Inc.
filed 2023-05-04
CIK 1749723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Registrant’s telephone number, including area code: (516) 268-7400
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
As of May 1, 2023, the registrant had 205,030,155 shares of Class A common stock outstanding.

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

All forward-looking statements speak only as of the date of this Quarterly Report. When considering forward-looking statements, you should keep in mind the risks set forth under “Item 1A. Risk Factors” and other cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 (our “Annual Report”), this Quarterly Report and in our other filings with the Securities and Exchange Commission (the “SEC”). The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no duty to update these forward-looking statements, even though our situation may change in the future. Furthermore, we cannot guarantee future results, events, levels of activity, performance, projections or achievements.

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements.
New Fortress Energy Inc.
Condensed Consolidated Balance Sheets
As of March 31, 2023 and December 31, 2022
(Unaudited, in thousands of U.S. dollars, except share amounts)

	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$296,860	$675,492
Restricted cash	325,298	165,396
Receivables, net of allowances of $748 and $884, respectively	353,192	280,313
Inventory	76,536	39,070
Prepaid expenses and other current assets, net	102,251	226,883
Total current assets	1,154,137	1,387,154

Construction in progress	3,357,434	2,418,608
Property, plant and equipment, net	2,094,417	2,116,727
Equity method investments	136,300	392,306
Right-of-use assets	477,757	377,877
Intangible assets, net	80,312	85,897
Goodwill	776,760	776,760
Deferred tax assets, net	8,074	8,074
Other non-current assets, net	138,555	141,679
Total assets	$8,223,746	$7,705,082

Liabilities
Current liabilities
Current portion of long-term debt	$277,035	$64,820
Accounts payable	310,272	80,387
Accrued liabilities	602,928	1,162,412
Current lease liabilities	106,666	48,741
Other current liabilities	99,275	52,878
Total current liabilities	1,396,176	1,409,238

Long-term debt	4,951,545	4,476,865
Non-current lease liabilities	349,621	302,121
Deferred tax liabilities, net	26,455	25,989
Other long-term liabilities	50,623	49,010
Total liabilities	6,774,420	6,263,223

Commitments and contingencies (Note 19)

Stockholders’ equity
Class A common stock, $0.01 par value, 750 million shares authorized, 204.7 million issued and outstanding as of March 31, 2023; 208.8 million issued and outstanding as of December 31, 2022	2,047	2,088
Additional paid-in capital	1,047,541	1,170,254
Retained earnings	191,819	62,080
Accumulated other comprehensive income	57,344	55,398
Total stockholders’ equity attributable to NFE	1,298,751	1,289,820
Non-controlling interest	150,575	152,039
Total stockholders’ equity	1,449,326	1,441,859
Total liabilities and stockholders’ equity	$8,223,746	$7,705,082
The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
For the three months ended March 31, 2023 and 2022
Unaudited, in thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenues
Operating revenue	$501,688	$400,075
Vessel charter revenue	76,524	92,420
Other revenue	919	12,623
Total revenues	579,131	505,118

Operating expenses
Cost of sales (exclusive of depreciation and amortization shown separately below)	184,938	208,298
Vessel operating expenses	13,291	22,964
Operations and maintenance	26,671	23,168
Selling, general and administrative	52,138	48,041
Transaction and integration costs	494	1,901
Depreciation and amortization	34,375	34,290
Total operating expenses	311,907	338,662
Operating income	267,224	166,456
Interest expense	71,673	44,916
Other expense (income), net	25,005	(19,725)
Income before income from equity method investments and income taxes	170,546	141,265
Income from equity method investments	9,980	50,235
Tax provision (benefit)	28,960	(49,681)
Net income	151,566	241,181
Net income attributable to non-controlling interest	(1,360)	(2,912)
Net income attributable to stockholders	$150,206	$238,269

Net income per share – basic	$0.72	$1.14
Net income per share – diluted	$0.71	$1.13

Weighted average number of shares outstanding – basic	208,707,385	209,928,070
Weighted average number of shares outstanding – diluted	209,325,619	210,082,295

Other comprehensive income:
Net income	$151,566	$241,181
Currency translation adjustment	2,141	120,830
Comprehensive income	153,707	362,011
Comprehensive income attributable to non-controlling interest	(1,555)	(4,868)
Comprehensive income attributable to stockholders	$152,152	$357,143
The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended March 31, 2023 and 2022
(Unaudited, in thousands of U.S. dollars, except share amounts)

	Class A common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Non- controlling interest	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2022	208,770,088	$2,088	$1,170,254	$62,080	$55,398	$152,039	$1,441,859
Net income	—	—	—	150,206	—	1,360	151,566
Other comprehensive income	—	—	—	—	1,946	195	2,141
Cancellation of shares	(4,100,000)	(41)	(122,713)	—	—	—	(122,754)
Dividends	—	—	—	(20,467)	—	(3,019)	(23,486)
Balance as of March 31, 2023	204,670,088	$2,047	$1,047,541	$191,819	$57,344	$150,575	$1,449,326

	Class A common stock		Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive (loss) income	Non- controlling interest	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2021	206,863,242	$2,069	$1,923,990	$(132,399)	$(2,085)	$202,479	$1,994,054
Net income	—	—	—	238,269	—	2,912	241,181
Other comprehensive loss	—	—	—	—	118,874	1,956	120,830
Share-based compensation expense	—	—	880	—	—	—	880
Issuance of shares for vested RSUs	1,121,255	7	—	—	—	—	7
Shares withheld from employees related to share-based compensation, at cost	(442,146)	—	(15,274)	—	—	—	(15,274)
Dividends	—	—	(20,754)	—	—	(3,019)	(23,773)
Balance as of March 31, 2022	207,542,351	$2,076	$1,888,842	$105,870	$116,789	$204,328	$2,317,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy Inc.
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2023 and 2022
(Unaudited, in thousands of U.S. dollars)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$151,566	$241,181
Adjustments for:
Depreciation and amortization	34,608	34,852
(Earnings) of equity method investees	(9,980)	(50,235)
Dividends received from equity method investees	5,830	7,609
Change in market value of derivatives	3,330	(24,855)
Deferred taxes	—	(58,769)
(Earnings) recognized from vessels chartered to third parties transferred to Energos	(31,954)	—
Loss on the disposal of equity method investment	37,401	—
Other	(2,090)	2,847
Changes in operating assets and liabilities:
Decrease (increase) in receivables	28,136	(58,462)
(Increase) in inventories	(2,271)	(18,617)
(Increase) in other assets	(27,966)	(15,440)
Decrease in right-of-use assets	13,336	17,016
(Decrease) increase in accounts payable/accrued liabilities	(43,400)	68,520
(Decrease) increase in amounts due to affiliates	(2,519)	2,035
(Decrease) in lease liabilities	(9,709)	(11,773)
Increase (decrease) in other liabilities	55,822	(21,527)
Net cash provided by operating activities	200,140	114,382

Cash flows from investing activities
Capital expenditures	(563,268)	(189,221)
Sale of equity method investment	100,000	—
Net cash used in investing activities	(463,268)	(189,221)

Cash flows from financing activities
Proceeds from borrowings of debt	700,000	200,836
Payment of deferred financing costs	(5,903)	(3,504)
Repayment of debt	(1,080)	(123,669)
Payments related to tax withholdings for share-based compensation	—	(13,054)
Payment of dividends	(649,796)	(23,773)
Net cash provided by financing activities	43,221	36,836
Impact of changes in foreign exchange rates on cash and cash equivalents	948	12,979
Net (decrease) in cash, cash equivalents and restricted cash	(218,959)	(25,024)
Cash, cash equivalents and restricted cash – beginning of period	855,083	264,030
Cash, cash equivalents and restricted cash – end of period	$636,124	$239,006

Supplemental disclosure of non-cash investing and financing activities:
Changes in accounts payable and accrued liabilities associated with construction in progress and property, plant and equipment additions	$348,737	$19,838
Principal payments on financing obligation to Energos by third party charterers	(11,648)	—
Shares received in Hilli Exchange	$(122,754)	$—

The following table identifies the balance sheet line-items included in Cash and cash equivalents, Current restricted cash, and Non-current restricted cash presented in the Condensed Consolidated Statement of Cash Flows:

	Three Months Ended March 31,
	2023	2022
Cash and cash equivalents	$296,860	$156,173
Current restricted cash	325,298	74,873
Non-current restricted cash	—	7,960
Cash and cash equivalents classified as held for sale	13,966	—
Cash, cash equivalents and restricted cash – end of period	$636,124	$239,006
Cash and cash equivalents includes $13,966 which has been classified as assets held for sale and included in Other non-current assets on the condensed consolidated balance sheets.

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
2. Basis of presentation
The accompanying unaudited interim condensed consolidated financial statements contained herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position, results of operations and cash flows of the Company for the interim periods presented. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual audited consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2022 (the "Annual Report"). Certain prior year amounts have been reclassified to conform to current year presentation.
The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions, impacting the reported amounts of assets and liabilities, net earnings and disclosures of contingent assets and liabilities as of the date of the condensed consolidated financial statements. Actual results could be different from these estimates.
3. Adoption of new and revised standards
The Company has reviewed recently issued accounting pronouncements and concluded that such pronouncements are either not applicable to the Company or no material impact is expected in the condensed consolidated financial statements as a result of future adoption.
4. Revenue recognition
Operating revenue in the condensed consolidated statements of operations and comprehensive income includes revenue from sales of LNG and natural gas as well as outputs from the Company’s natural gas-fueled power generation facilities, including power and steam, and the sale of LNG cargos. Included in operating revenue for the three months ended March 31, 2023 are LNG cargo sales to customers of $349,361, of which $169,500 was recognized for a cancellation fee received from a customer to cancel a future delivery. LNG cargo sales for the three months ended March 31, 2022 were $285,171.

Under most customer contracts, invoicing occurs once the Company’s performance obligations have been satisfied, at which point payment is unconditional. As of March 31, 2023 and December 31, 2022, receivables related to revenue from contracts with customers totaled $196,256 and $280,382, respectively, and were included in Receivables, net on the condensed consolidated balance sheets, net of current expected credit losses of $748 and $884, respectively. Other items included in Receivables, net not related to revenue from contracts with customers represent leases which are accounted for outside the scope of ASC 606, receivables associated with reimbursable costs and the realized gain of a commodity swap of $146,112.
The Company has recognized contract liabilities, comprised of unconditional payments due or paid under the contracts with customers prior to the Company’s satisfaction of the related performance obligations. Contract liabilities associated with performance obligations that are expected to be satisfied during the next 12 months are classified within Other current liabilities on the condensed consolidated balance sheets; when the performance obligation is expected to be satisfied in a period after 12 months from the balance sheet date, the contract liabilities are classified within Other long-term liabilities on the condensed consolidated balance sheets.
Contract assets are comprised of the transaction price allocated to completed performance obligations that will be billed to customers in subsequent periods. The contract liabilities and contract assets balances as of March 31, 2023 and December 31, 2022 are detailed below:

	March 31, 2023	December 31, 2022
Contract assets, net - current	$8,247	$8,083
Contract assets, net - non-current	26,538	28,651
Total contract assets, net	$34,785	$36,734

Contract liabilities	$36,020	$12,748

Revenue recognized in the year from:
Amounts included in contract liabilities at the beginning of the year	$6,809	$2,951
Contract assets are presented net of expected credit losses of $376 and $401 as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023 and December 31, 2022, contract assets was comprised of $34,563 and $36,483 of unbilled receivables, respectively, which represent unconditional rights to payment only subject to the passage of time, and the reduction to contract assets in the first quarter of 2023 was primarily due to the invoicing of unbilled receivables.
Contract liabilities increased in the first quarter of 2023 due to upfront payments received under the Company's contracts in Puerto Rico to provide temporary power and to operate and maintain PREPA's power generation assets. These payments will be recognized as revenue over the expected term of these contracts.
The Company has recognized costs to fulfill contracts with customers, which primarily consist of expenses required to enhance resources to deliver under agreements with these customers. These costs can include set-up and mobilization costs incurred ahead of the service period, and such costs will be recognized on a straight-line basis over the expected terms of the agreements. As of March 31, 2023, the Company has capitalized $11,632 of which $2,010 of these costs is presented within Prepaid expenses and other current assets, net and $9,622 is presented within Other non-current assets, net on the condensed consolidated balance sheets. As of December 31, 2022, the Company had capitalized $10,377, of which $604 of these costs was presented within Prepaid expenses and other current assets, net and $9,773 was presented within Other non-current assets, net on the condensed consolidated balance sheets.
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

Period	Revenue
Remainder of 2023	$667,782
2024	1,183,908
2025	770,982
2026	501,753
2027	498,876
Thereafter	7,943,959
Total	$11,567,260
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
Lessor arrangements
Property, plant and equipment subject to vessel charters accounted for as operating leases is included within Vessels within "Note 12 Property, plant and equipment, net." Vessels included in the Energos Formation Transaction (defined below), including those vessels chartered to third parties, continue to be recognized on the condensed consolidated balance sheet. The carrying amount of these vessels that are leased to third parties under operating leases is as follows:

	March 31, 2023	December 31, 2022
Property, plant and equipment	$896,719	$1,292,957
Accumulated depreciation	(91,385)	(80,233)
Property, plant and equipment, net	$805,334	$1,212,724
The components of lease income from vessel operating leases for the three months ended March 31, 2023 and 2022 are shown below. As the Company has not recognized the sale of all of the vessels included in the Energos Formation Transaction, the operating lease income for the three months ended March 31, 2023 includes revenue of $76,524 from third-party charters of vessels included in the Energos Formation Transaction.

	Three Months Ended March 31,
	2023	2022
Operating lease income	$76,524	$80,222
Variable lease income	—	10,564
Total operating lease income	$76,524	$90,786
Prior to the completion of the Energos Formation Transaction, the Company's charter of the Nanook was accounted for as a finance lease, and the Company recognized interest income of $11,581 for the three months ended March 31, 2022 related to this finance lease. The Company also recognized revenue of $1,634 for the three months ended March 31, 2022 related to the operation and services agreement and variable charter revenue within Vessel charter revenue in the condensed consolidated statements of operations and comprehensive income. The Company recognized the sale of the net investment in the finance lease of the Nanook as part of the Energos Formation Transaction.

Subsequent to the Energos Formation Transaction, all cash receipts on vessel charters, including the finance lease of the Nanook, will be received by Energos. As such, there are no future cash receipts from operating leases, and the future cash receipts from other finance leases are not significant as of March 31, 2023.
5. Leases, as lessee
The Company has operating leases primarily for the use of LNG vessels, marine port space, office space, land and equipment under non-cancellable lease agreements. The Company’s leases may include multiple optional renewal periods that are exercisable solely at the Company’s discretion. Renewal periods are included in the lease term when the Company is reasonably certain that the renewal options would be exercised, and the associated lease payments for such periods are reflected in the right-of-use ("ROU") asset and lease liability.
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
As of March 31, 2023 and December 31, 2022, ROU assets, current lease liabilities and non-current lease liabilities consisted of the following:

	March 31, 2023	December 31, 2022
Operating right-of-use-assets	$407,553	$355,883
Finance right-of-use-assets (1)	70,204	21,994
Total right-of-use assets	$477,757	$377,877

Current lease liabilities:
Operating lease liabilities	$77,692	$44,371
Finance lease liabilities	28,974	4,370
Total current lease liabilities	$106,666	$48,741
Non-current lease liabilities:
Operating lease liabilities	$313,822	$290,899
Finance lease liabilities	35,799	11,222
Total non-current lease liabilities	$349,621	$302,121
(1) Finance lease ROU assets are recorded net of accumulated amortization of $3,923 and $2,134 as of March 31, 2023 and December 31, 2022, respectively.

For the three months ended March 31, 2023 and 2022, the Company’s operating lease cost recorded within the condensed consolidated statements of operations and comprehensive income was as follows:

	Three Months Ended March 31,
	2023	2022
Fixed lease cost	$16,368	$18,500
Variable lease cost	597	470
Short-term lease cost	3,549	4,225

Lease cost - Cost of sales	$15,754	$20,903
Lease cost - Operations and maintenance	2,841	765
Lease cost - Selling, general and administrative	1,919	1,527
For the three months ended March 31, 2023 and 2022, the Company has capitalized $4,256 and $8,242 of lease costs, respectively. Capitalized costs include of vessels and port space used during the commissioning of development projects. Short-term lease costs for vessels chartered by the Company to transport inventory from a supplier’s facilities to the Company’s storage locations are capitalized to inventory.
The Company has leases of turbines, ISO tanks and a parcel of land that transfer the ownership in underlying assets to the Company at the end of the lease, and these leases are treated as finance leases. For the three months ended March 31, 2023 and 2022, the Company’s finance interest expense and amortization recorded in Interest expense and Depreciation and amortization, respectively, within the condensed consolidated statements of operations and comprehensive income were as follows:

	Three Months Ended March 31,
	2023	2022
Interest expense related to finance leases	$468	$229
Amortization of right-of-use asset related to finance leases	1,789	379
Cash paid for operating leases is reported in operating activities in the condensed consolidated statements of cash flows. Supplemental cash flow information related to leases was as follows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Operating cash outflows for operating lease liabilities	$24,849	$27,122
Financing cash outflows for finance lease liabilities	372	1,308
Right-of-use assets obtained in exchange for new operating lease liabilities	65,040	127,451
Right-of-use assets obtained in exchange for new finance lease liabilities	49,999	—

The future payments due under operating and finance leases as of March 31, 2023 are as follows:

	Operating Leases	Financing Leases
Due remainder of 2023	$79,564	$25,406
2024	102,863	29,997
2025	66,893	11,867
2026	51,925	3,041
2027	51,464	436
Thereafter	184,056	941
Total lease payments	$536,765	$71,688
Less: effects of discounting	145,251	6,915
Present value of lease liabilities	$391,514	$64,773

Current lease liability	$77,692	$28,974
Non-current lease liability	313,822	35,799
As of March 31, 2023, the weighted average remaining lease term for operating leases was 7.2 years and finance leases was 2.6 years. Because the Company generally does not have access to the rate implicit in the lease, the incremental borrowing rate is utilized as the discount rate. The weighted average discount rate associated with operating leases as of both March 31, 2023 and December 31, 2022 was 8.5%. The weighted average discount rate associated with finance leases as of March 31, 2023 was 8.3% and as of December 31, 2022 was 5.1%.
6. Financial instruments
Commodity risk management
The Company has utilized commodity swap transactions to manage exposure to changes in market pricing of natural gas or LNG. Realized and unrealized gains and losses on these transactions have been recognized in Cost of sales in the condensed consolidated statements of operations and comprehensive income.
During the fourth quarter of 2022, the Company entered into a commodity swap transaction to swap market pricing exposure for approximately 6.8 TBtus for a fixed price of $40.55 per MMBtu. The swap settled during the first quarter of 2023 resulting in a gain of $41,315 recognized as a reduction to Cost of sales in the condensed consolidated statements of operations and comprehensive income. The gain was comprised of a realized gain of $146,112 and the reversal of the unrealized gain of $104,797 recognized in the fourth quarter of 2022.
In January 2023, the Company entered into a commodity swap transaction. Mark-to-market losses of $5,730 on this instrument have been recognized in Cost of sales in the condensed consolidated statements of operations and comprehensive income.
Interest rate and currency risk management
The Company was party to an interest rate swap, and in the first quarter of 2023, the interest rate swap was terminated.
The Company does not hold or issue instruments for speculative purposes, and the counterparties to such contracts are major banking and financial institutions. Credit risk exists to the extent that the counterparties are unable to perform under the contracts; however, the Company does not anticipate non-performance by any counterparties.

The mark-to-market gain or loss on the interest rate swap and other derivative instruments that are not intended to mitigate commodity risk are reported in Other expense (income), net in the condensed consolidated statements of operations and comprehensive income.
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
The Company uses the market approach when valuing investment in equity securities which is recorded in Other non-current assets on the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022.
The Company uses the income approach when valuing the following financial instruments:
◦Interest rate swap - The Company did not have any interest rate swaps outstanding as of March 31, 2023. As of December 31, 2022, the Company had an interest rate swap that was recorded within Other non-current assets, net on the condensed consolidated balance sheets.
◦The liability and asset associated with commodity swaps are recorded within Other current liabilities and Prepaid expenses and other current assets on the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively.
◦Contingent consideration derivative liability represents consideration due to the sellers in asset acquisitions when certain contingent events occur. The liability associated with these derivative liabilities is recorded within Other current liabilities and Other long-term liabilities on the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022.
The fair value of derivative instruments, including commodity swaps is estimated considering current interest rates, foreign exchange rates, closing quoted market prices and the creditworthiness of counterparties. The Company estimates fair value of the contingent consideration derivative liabilities using a discounted cash flows method with discount rates based on the average yield curve for bonds with similar credit ratings and matching terms to the discount periods as well as a probability of the contingent events occurring.

The following table presents the Company’s financial assets and financial liabilities, including those that are measured at fair value, as of March 31, 2023 and December 31, 2022:

	Level 1	Level 2	Level 3	Total
March 31, 2023
Assets
Investment in equity securities	$12,653	$—	$7,678	$20,331

Liabilities
Commodity swap	$—	$5,730	$—	$5,730
Contingent consideration derivative liabilities	—	—	44,374	44,374

December 31, 2022
Assets
Investment in equity securities	$10,128	$—	$7,678	$17,806
Interest rate swap	—	11,650	—	11,650
Commodity swap	—	104,797	—	104,797

Liabilities
Contingent consideration derivative liabilities	$—	$—	$46,619	$46,619
The Company believes the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of March 31, 2023 and December 31, 2022 and are classified as Level 1 within the fair value hierarchy.
The table below summarizes the fair value adjustment to instruments measured at Level 3 in the fair value hierarchy, including the contingent consideration derivative liabilities. These adjustments have been recorded within Other expense (income), net in the condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Contingent consideration derivative liabilities - Fair value adjustment - gain	$(3,013)	$(446)
During the three months ended March 31, 2023 and 2022, the Company had no settlements of other financial instruments or any transfers in or out of Level 3 in the fair value hierarchy.
7. Restricted cash
As of March 31, 2023 and December 31, 2022, restricted cash consisted of the following:

	March 31, 2023	December 31, 2022
Cash restricted under the terms of loan agreements	$85,819	$124,085
Collateral for letters of credit and performance bonds	239,479	41,392
Collateral for interest rate swaps	—	2,500
Total restricted cash	$325,298	$167,977

Current restricted cash	$325,298	$165,396
Non-current restricted cash	—	2,581

As of March 31, 2023, the balance presented as collateral for letters of credit and performance bonds increased as the Company has posted cash collateral of $203,000 to support a letter of credit which will be utilized to facilitate the purchase of turbines that is expected to be completed in the second quarter of 2023. A portion of these turbines will be utilized to support the Company's contract to generate temporary power in Puerto Rico.
Uses of cash proceeds under the Barcarena Term Loan (see Note 17) are restricted to certain payments to construct the Barcarena Power Plant. Non-current restricted cash is presented in Other non-current assets, net on the condensed consolidated balance sheets.
8. Inventory
As of March 31, 2023 and December 31, 2022, inventory consisted of the following:

	March 31, 2023	December 31, 2022
LNG and natural gas inventory	$50,038	$15,398
Automotive diesel oil inventory	9,270	8,164
Bunker fuel, materials, supplies and other	17,228	15,508
Total inventory	$76,536	$39,070
Inventory is adjusted to the lower of cost or net realizable value each quarter. Changes in the value of inventory are recorded within Cost of sales in the condensed consolidated statements of operations and comprehensive income. No adjustments were recorded during the three months ended March 31, 2023 and 2022.
9. Prepaid expenses and other current assets
As of March 31, 2023 and December 31, 2022, prepaid expenses and other current assets consisted of the following:

	March 31, 2023	December 31, 2022
Prepaid expenses	$24,701	$56,380
Recoverable taxes	47,989	37,504
Commodity swap	—	104,797
Due from affiliates	890	698
Other current assets	28,671	27,504
Total prepaid expenses and other current assets, net	$102,251	$226,883
Prepaid expenses included $4,821 and $34,882 of prepaid LNG inventory as of March 31, 2023 and December 31, 2022, respectively. Other current assets as of March 31, 2023 and December 31, 2022 primarily consists of deposits, as well as the current portion of contract assets (Note 4).
10. Equity method investments
Changes in the balance of the Company’s equity method investments is as follows:

March 31, 2023
Equity method investments as of December 31, 2022	$392,306
Dividends	(5,830)
Equity in earnings of investees	9,980
Sale of equity method investments	(260,156)
Equity method investments as of March 31, 2023	$136,300

The carrying amounts of the Company's equity method investments as of March 31, 2023 and December 31, 2022 are:

	March 31, 2023	December 31, 2022
Hilli LLC	$—	$260,000
Energos	136,300	132,306
Total	$136,300	$392,306
As of March 31, 2023, the carrying value of the Company’s equity method investments was less than its proportionate share of the underlying net assets of its investees by $1,548. At December 31, 2022, the carrying value of the Company’s equity method investments exceeded its proportionate share of the underlying net assets of its investees by $16,976, and the basis difference attributable to amortizable net assets is amortized to Income from equity method investments in the condensed consolidated statements of operations and comprehensive income over the remaining estimated useful lives of the underlying assets.
Hilli LLC
On March 15, 2023, the Company completed a transaction with Golar LNG Limited for the sale of the Company's investment in the common units of Hilli LLC in exchange for approximately 4.1 million NFE shares and $100,000 in cash (the "Hilli Exchange"). In the fourth quarter of 2022, the Company recognized an other-than-temporary impairment on the investment in Hilli LLC of $118,558; this impairment was recognized in Loss from equity method investments in the consolidated statements of operations and comprehensive income. Upon completion of the Hilli Exchange, a loss on disposal of $37,401 was recognized in Other expense (income), net in the condensed consolidated statements of operations and comprehensive income. As a result of the Hilli Exchange, the Company no longer has an ownership interest in the Hilli. NFE shares received from GLNG were cancelled upon closing of the Hilli Exchange.
The Company had guaranteed 50% of the outstanding principal and interest amounts payable by Hilli Corp., a direct subsidiary of Hilli LLC. The Company had also guaranteed letters of credit issued by a financial institution in the event of Hilli Corp.’s underperformance or non-performance under the liquefaction tolling agreement with its customer. In conjunction with the Hilli Exchange, the Company is no longer a guarantor under these arrangements, and the remaining guarantee liability of $2,286 was derecognized as a reduction to Selling, general and administrative in the condensed consolidated statements of operations in the three months ended March 31, 2023.
Energos
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
As a result of the Energos Formation Transaction, the Company owns an approximately 20% equity interest in Energos, with the remaining interest owned by the Purchaser. The Company's equity investment provides certain rights, including representation on the board of directors, which give the Company significant influence over the operations of Energos, and as such, the investment has been accounted for under the equity method; this investment is included within the Ships segment. Energos is also an affiliate, and all transactions with Energos are transactions with an affiliate.
Due to the timing and availability of financial information of Energos, the Company recognizes its proportional share of the income or loss from the equity method investment on a financial reporting lag of one fiscal quarter. For the three months ended March 31, 2023, the Company has recognized earnings from Energos of $3,994.

11. Construction in progress
The Company’s construction in progress activity during the three months ended March 31, 2023 is detailed below:

March 31, 2023
Construction in progress as of December 31, 2022	$2,418,608
Additions	931,823
Impact of currency translation adjustment	8,387
Transferred to property, plant and equipment, net	(1,384)
Construction in progress as of March 31, 2023	$3,357,434
Interest expense of $50,976 and $13,137, inclusive of amortized debt issuance costs, was capitalized for the three months ended March 31, 2023 and 2022, respectively.
The Company has significant development activities in Latin America as well as the development of the Company's Fast LNG floating liquefaction solution, and the completion of such developments are subject to risks of successful completion, including those related to government approvals, site identification, financing, construction permitting and contract compliance. The Company's development activities for the three months ended March 31, 2023 were primarily focused on Fast LNG; additions to construction in progress in the first quarter of 2023 of $767,607 were to develop Fast LNG projects.
12. Property, plant and equipment, net
As of March 31, 2023 and December 31, 2022, the Company’s property, plant and equipment, net consisted of the following:

	March 31, 2023	December 31, 2022
Vessels	$1,518,839	$1,518,839
Terminal and power plant equipment	218,572	218,296
CHP facilities	125,015	123,897
Gas terminals	177,780	177,780
ISO containers and other equipment	134,924	134,324
LNG liquefaction facilities	63,316	63,316
Gas pipelines	66,319	65,985
Land	53,737	52,995
Leasehold improvements	10,252	9,377
Accumulated depreciation	(274,337)	(248,082)
Total property, plant and equipment, net	$2,094,417	$2,116,727
The book value of the vessels that was recognized due to the failed sale leaseback in the Energos Formation Transaction as of March 31, 2023 and December 31, 2022 was $1,315,661 and $1,328,553, respectively.
Depreciation expense for the three months ended March 31, 2023 and 2022 totaled $26,000 and $26,109, respectively, of which $231 and $563, respectively, is included within Cost of sales in the condensed consolidated statements of operations and comprehensive income.

13. Goodwill and intangible assets
Goodwill
The carrying amount of goodwill was $776,760 as of both March 31, 2023 and December 31, 2022.

Intangible assets
The following tables summarize the composition of intangible assets as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Weighted Average Life
Definite-lived intangible assets
Favorable vessel charter contracts	$106,500	$(71,098)	$—	$35,402	3
Permits and development rights	48,217	(4,452)	(1,234)	42,531	38
Easements	1,556	(307)	—	1,249	30

Indefinite-lived intangible assets
Easements	1,191	—	(61)	1,130	n/a
Total intangible assets	$157,464	$(75,857)	$(1,295)	$80,312

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Weighted Average Life
Definite-lived intangible assets
Favorable vessel charter contracts	$106,500	$(64,836)	$—	$41,664	3
Permits and development rights	48,217	(4,115)	(2,239)	41,863	38
Easements	1,556	(294)	—	1,262	30

Indefinite-lived intangible assets
Easements	1,191	—	(83)	1,108	n/a
Total intangible assets	$157,464	$(69,245)	$(2,322)	$85,897
Amortization expense for the three months ended March 31, 2023 and 2022 was $6,796 and $8,343, respectively. Amortization expense for the three months ended March 31, 2022 is inclusive of reductions in expense for the amortization of unfavorable contract liabilities.
Intangible assets associated with the acquired power purchase agreements have been classified as held for sale as of March 31, 2023 and December 31, 2022; no impairment loss was recognized upon classification as held for sale (See Note 14).

14. Other non-current assets, net

As of March 31, 2023 and December 31, 2022, Other non-current assets consisted of the following:

	March 31, 2023	December 31, 2022
Assets held for sale	$45,652	$40,685
Contract assets, net (Note 4)	26,538	28,651
Investments in equity securities (Note 6)	20,331	17,806
Cost to fulfill (Note 4)	9,622	9,773
Upfront payments to customers	9,010	9,158
Other	27,402	35,606
Total other non-current assets, net	$138,555	$141,679
The Company recognized unrealized gains / (losses) on its investments in equity securities of $2,525 and $(192) for the three months ended March 31, 2023 and 2022, respectively, within Other expense (income), net in the condensed consolidated statements of operations and comprehensive income. Investments in equity securities include investments without a readily determinable fair value of $7,678 as of March 31, 2023 and December 31, 2022.
Upfront payments to customers consist of amounts the Company has paid in relation to two natural gas sales contracts with customers to construct fuel-delivery infrastructure that the customers will own. Other non-current assets includes deferred financing costs related to the Revolving Facility.
Assets held for sale
In the third quarter of 2022, NFE Brazil Holdings LLC ("Brazil Holdings"), a consolidated indirect subsidiary of NFE and indirect owner of Pecém Energia S.A. (“Pecém”) and Energetica Camacari Muricy II S.A. (“Muricy”), and Centrais Elétricas de Pernambuco S.A. – EPESA (“EPESA”), entered into a Share Purchase Agreement pursuant to which Brazil Holdings agreed to sell 100% of the shares of Pecém and Muricy to EPESA, following an internal reorganization. The sale price includes cash consideration of BRL 59 million (approximately $12 million using the exchange rate as of March 31, 2023), as well as additional consideration for the satisfaction of certain milestones. Consideration under this agreement also includes potential future earnout payments based on the revenue generated from the PPAs by EPESA. The sale of Pecém and Muricy is subject to regulatory approval as well as the customary terms and conditions and conditions precedent prior to closing.
All assets and liabilities of Pecém and Muricy were classified as held for sale as of March 31, 2023 and December 31, 2022. The estimated fair value of these entities based on the consideration in the agreement was in excess of the carrying value, and no impairment loss was recognized upon classification as held for sale. The assets and liabilities held for sale have not been classified as a separate financial statement line item on the condensed consolidated balance sheets and are presented as Other non-current assets and Other long-term liabilities. Liabilities held for sale of $24,151 and $23,543 are presented as other long-term liabilities as of March 31, 2023 and December 31, 2022, respectively. Assets held for sale include a cash balance of $13,966 and $11,614 as of March 31, 2023 and December 31, 2022, respectively, which have been included in the ending cash and cash equivalents on the condensed consolidated statement of cash flows.

15. Accrued liabilities
As of March 31, 2023 and December 31, 2022, accrued liabilities consisted of the following:

	March 31, 2023	December 31, 2022
Accrued development costs	$507,503	$364,157
Accrued interest	12,106	51,994
Accrued bonuses	12,063	37,739
Accrued dividend	—	626,310
Other accrued expenses	71,256	82,212
Total accrued liabilities	$602,928	$1,162,412
As of March 31, 2023 and December 31, 2022, the balance presented as other accrued expenses includes accruals of $11,304 and $45,511, respectively, for inventory purchases completed prior to the end of the period.
16. Other current liabilities
As of March 31, 2023 and December 31, 2022, other current liabilities consisted of the following:

	March 31, 2023	December 31, 2022
Derivative liabilities	$23,925	$19,458
Contract liabilities (Note 4)	36,020	12,748
Income tax payable	26,592	6,261
Due to affiliates	4,980	7,499
Other current liabilities	7,758	6,912
Total other current liabilities	$99,275	$52,878
17. Debt
As of March 31, 2023 and December 31, 2022, debt consisted of the following:

	March 31, 2023	December 31, 2022
Senior Secured Notes, due September 2025	$1,243,914	$1,243,351
Senior Secured Notes, due September 2026	1,482,722	1,481,639
Vessel Financing Obligation, due August 2042	1,388,535	1,406,091
South Power 2029 Bonds, due May 2029	216,373	216,177
Barcarena Term Loan, due February 2024	197,036	194,427
Revolving Facility	700,000	—
Total debt	$5,228,580	$4,541,685
Current portion of long-term debt	$277,035	$64,820
Long-term debt	4,951,545	4,476,865
Long-term debt is recorded at amortized cost on the condensed consolidated balance sheets. The fair value of the Company's long-term debt is $5,086,118 and $4,327,311 as of March 31, 2023 and December 31, 2022, respectively, and is classified as Level 2 within the fair value hierarchy.

The terms of the Company's debt instruments have been described in the Annual Report on Form 10-K. Significant changes to the Company's outstanding debt are described below.
Revolving Facility
In April 2021, the Company entered into a $200,000 senior secured revolving credit facility (the "Revolving Facility"). The borrowings under the Revolving Facility bear interest at a Secured Overnight Financing Rate ("SOFR") based rate plus a margin based upon usage of the Revolving Facility. The Revolving Facility matures in 2025, with the potential for the Company to extend the maturity date once in a one-year increment. Borrowings under the Revolving Facility may be prepaid, at the option of the Company, at any time without premium.
In 2022, the Revolving Facility was amended twice to increase the borrowing capacity by a total of $240,000, and in February 2023, the Company entered into an amendment which increased the borrowing capacity by $301,700, for a total capacity of $741,700. The amendments did not impact the interest rate or term of the Revolving Facility, and no deferred costs were written off.
During the first quarter of 2023, the Company drew $700,000 from the Revolving Facility, which is outstanding as of March 31, 2023.
The Company incurred $5,398 in origination, structuring and other fees, associated with entry into the Revolving Facility, which includes additional fees to expand the facility in 2022. During the first quarter of 2023, the Company incurred an additional $4,965 in fees in relation to the 2023 amendment. These costs have been capitalized within Other non-current assets on the condensed consolidated balance sheets. As of March 31, 2023 and December 31, 2022, total remaining unamortized deferred financing costs for the Revolving Facility was $9,560 and $5,172, respectively.
The obligations under the Revolving Facility are guaranteed by certain of the Company's subsidiaries. The Company is required to comply with covenants under the Revolving Facility and letter of credit facility, including requirements to maintain Debt to Capitalization Ratio of less than 0.7:1.0, and for quarters in which the Revolving Facility is greater than 50% drawn, the Debt to Annualized EBITDA Ratio must be less than 5.0:1.0 for fiscal quarters ending December 31, 2021 until September 30, 2023 and less than 4.0:1.0 for the fiscal quarter ended December 31, 2023 and onwards. The Company was in compliance with all covenants as of March 31, 2023.

Interest expense

Interest and related amortization of debt issuance costs, premiums and discounts recognized during major development and construction projects are capitalized and included in the cost of the project. Interest expense, net of amounts capitalized, recognized for the three months ended March 31, 2023 and 2022 consisted of the following:

	Three Months Ended March 31,
	2023	2022
Interest per contractual rates	$64,259	$55,349
Interest expense on Vessel Financing Obligation	54,330	—
Amortization of debt issuance costs, premiums and discounts	3,592	2,475
Interest expense incurred on finance lease obligations	468	229
Total interest costs	$122,649	$58,053
Capitalized interest	50,976	13,137
Total interest expense	$71,673	$44,916
Interest expense on the Vessel Financing Obligation includes non-cash expense of $49,903 related to payments received by Energos from third-party charterers.
18. Income Taxes
The effective tax rate for the three months ended March 31, 2023 was 16.0% compared to (25.9)% for the three months ended March 31, 2022. The total tax provision for the three months ended March 31, 2023 was $28,960 compared to a benefit of $49,681 for the three months ended March 31, 2022. Our prior year benefit and effective tax rate was primarily driven by significant discrete items, including the remeasurement of a deferred tax liability in conjunction with an internal reorganization. The Company has not recognized any significant discrete items in the first quarter of 2023.
19. Commitments and contingencies
The Company may be subject to certain legal proceedings, claims and disputes that arise in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
20. Earnings per share

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income	$151,566	$241,181
Net loss attributable to non-controlling interests	(1,360)	(2,912)
Net income attributable to Class A common stock	$150,206	$238,269

Denominator:
Weighted-average shares - basic	208,707,385	209,928,070
Net income per share - basic	$0.72	$1.14

Weighted-average shares - diluted	209,325,619	210,082,295
Net income per share - diluted	$0.71	$1.13
The following table presents potentially dilutive securities excluded from the computation of diluted net income per share for the periods presented because its effects would have been anti-dilutive.

	March 31, 2023	March 31, 2022
Equity Agreement shares (1)	—	472,084
Total	—	472,084

(1) Represents Class A common stock that would be issued in relation to an agreement to issue shares executed in conjunction with a prior year asset acquisition.
In connection with the dividend policy update in the fourth quarter of 2022, the Board declared a dividend of $626,310 representing $3.00 per Class A share, which was paid in January 2023. The Company also declared and paid dividends of $20,467 and $20,754 during the three months ended March 31, 2023 and 2022, respectively, representing $0.10 per Class A share.
During each of the three months ended March 31, 2023 and 2022, the Company paid dividends of $3,019 to holders of Golar LNG Partners LP's ("GMLP") 8.75% Series A Cumulative Redeemable Preferred Units (“Series A Preferred Units”). As these equity interests have been issued by one of the Company’s consolidated subsidiaries, the value of the Series A Preferred Units is recognized as non-controlling interest in the condensed consolidated financial statements.
21. Share-based compensation
The Company has granted Performance Share Units ("PSUs") to certain employees and non-employees that contain a performance condition under the New Fortress Energy Inc. 2019 Omnibus Incentive Plan. Vesting is determined based on achievement of a performance metric for the year subsequent to the grant, and the number of shares that will vest can range from zero to a multiple of units granted. As of March 31, 2023, the Company determined it was not probable that the performance condition required for the PSUs granted in the fourth quarter of 2022 ("2022 Grant") to vest would be achieved, and as such, no compensation expense was recognized for this award.

PSUs Granted	Units Granted	Range of Vesting	Units Vested / Probable of Vesting	Unrecognized Compensation Cost(1)	Weighted Average Remaining Vesting Period
2022 Grant	742,073	0 to 1,484,146	—	62,015	0.75 years
(1) Unrecognized compensation cost is based upon the maximum amount of shares that could vest.
22. Related party transactions
Management services
Messrs. Edens, chief executive officer and chairman of the Board of Directors, and Nardone, member of the Board of Directors, are currently employed by Fortress Investment Group LLC (“Fortress”). In the ordinary course of business, Fortress, through affiliated entities, charges the Company for administrative and general expenses incurred pursuant to its Administrative Services Agreement (“Administrative Agreement”). The charges under the Administrative Agreement that are attributable to the Company totaled $1,345 and $1,515 for the three months ended March 31, 2023 and 2022, respectively. Costs associated with the Administrative Agreement are included within Selling, general and administrative in the condensed consolidated statements of operations and comprehensive income. As of March 31, 2023 and December 31, 2022, $1,377 and $4,629 were due to Fortress, respectively.
In addition to administrative services, an affiliate of Fortress owns and leases an aircraft chartered by the Company for business purposes in the course of operations. The Company incurred, at aircraft operator rates, charter costs of $771 and $1,022 for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, $771 and $416 was due to this affiliate, respectively.
Land lease
The Company has leased land from Florida East Coast Industries, LLC (“FECI”), which is controlled by funds managed by an affiliate of Fortress. The Company recognized expense related to the land lease of $103 and $103 during the three months ended March 31, 2023 and 2022, respectively, which was included within Operations and maintenance in the condensed consolidated statements of operations and comprehensive income. The Company has amounts due to FECI of $23 and $0 as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023 and December 31, 2022, the Company has recorded a lease liability of $3,341 and $3,340, respectively, within Non-current lease liabilities on the condensed consolidated balance sheets.
DevTech investment
In August 2018, the Company entered into a consulting arrangement with DevTech Environment Limited (“DevTech”) to provide business development services to increase the customer base of the Company. DevTech also contributed cash consideration in exchange for a 10% interest in a consolidated subsidiary. The 10% interest was reflected as non-controlling interest in the Company’s condensed consolidated financial statements. The Company recognized approximately $105 and $98 in expense within Selling, general and administrative for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, $105 and $80 were due to DevTech, respectively.
Fortress affiliated entities
The Company provides certain administrative services to related parties including Fortress affiliated entities. No costs are incurred for such administrative services by the Company as the Company is fully reimbursed for all costs incurred. The Company has subleased a portion of office space to affiliates of entities managed by Fortress, and for the three months ended March 31, 2023 and 2022, $192 and $195 of rent and office related expenses were incurred by these affiliates, respectively. As of March 31, 2023 and December 31, 2022, $892 and $700, respectively, were due from all Fortress affiliated entities.

Additionally, an entity formerly affiliated with Fortress and currently owned by Messrs. Edens and Nardone provides certain administrative services to the Company, as well as providing office space under a month-to-month non-exclusive license agreement. The Company incurred rent and administrative expenses of approximately $589 and $600 for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, $3,043 and $2,455 were due to Fortress affiliated entities, respectively.
23. Segments
As of March 31, 2023, the Company operates in two reportable segments: Terminals and Infrastructure and Ships:
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
Terminals and Infrastructure Operating Margin included the Company’s effective share of revenues, expenses and                         operating margin attributable to the Company's 50% investment in Centrais Elétricas de Sergipe Participações S.A. (“CELSEPAR”); the Company disposed of this investment in the fourth quarter of 2022.

Terminal and Infrastructure segment includes realized gains and losses from the settlement of derivative transactions entered into as economic hedges to reduce market risks associated with commodity prices.
•Ships includes FSRUs and LNG carriers that are leased to customers under long-term or spot arrangements. FSRUs are stationed offshore for customer’s operations to regasify LNG; LNG carriers are vessels that transport LNG and are compatible with many LNG loading and receiving terminals globally. Five FSRUs and five LNG carriers are included in this segment. The Company’s investment in Energos is also included in the Ships segment.
Ships Operating Margin included our effective share of revenue, expenses and operating margin attributable to our ownership of 50% of the common units of Hilli LLC prior to the disposition of this investment in first quarter of 2023.
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

The table below presents segment information for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(4)	Consolidated
Statement of operations:
Total revenues	$502,608	$97,917	$600,525	$(21,394)	$579,131
Cost of sales(1) (3)	73,798	—	73,798	111,140	184,938
Vessel operating expenses	—	19,239	19,239	(5,948)	13,291
Operations and maintenance	26,671	—	26,671	—	26,671
Segment Operating Margin	$402,139	$78,678	$480,817	$(126,586)	$354,231
Balance sheet:
Total assets	$6,584,603	$1,639,143	$8,223,746	$—	$8,223,746
Other segmental financial information:
Capital expenditures(2)	$931,823	$—	$931,823	$—	$931,823

	Three Months Ended March 31, 2022
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(4)	Consolidated
Statement of operations:
Total revenues	$480,349	$114,942	$595,291	$(90,173)	$505,118
Cost of sales(3)	235,532	—	235,532	(27,234)	208,298
Vessel operating expenses	3,492	25,942	29,434	(6,470)	22,964
Operations and maintenance	30,242	—	30,242	(7,074)	23,168
Segment Operating Margin	$211,083	$89,000	$300,083	$(49,395)	$250,688
Balance sheet:
Total assets	$5,291,601	$2,074,207	$7,365,808	$—	$7,365,808
Other segmental financial information:
Capital expenditures(2)	$196,390	$3,289	$199,679	$—	$199,679
(1) Cost of sales in the Company’s segment measure only includes realized gains and losses on derivative transactions that are an economic hedge of our commodity purchases and sales, and in the first quarter of 2023, realized gains of $146,112 were recognized as a reduction to Cost of sales in the segment measure.

Unrealized changes in the mark-to-market value of derivative transactions of $111,140 reconcile Cost of sales in the segment measure to Cost of sales in the condensed consolidated statements of operations and comprehensive income.

(2) Capital expenditures includes amounts capitalized to construction in progress and additions to property, plant and equipment during the period.

(3) Cost of sales is presented exclusive of costs included in Depreciation and amortization in the condensed consolidated statements of operations and comprehensive income.

(4) Consolidation and Other adjusts for the inclusion of the effective share of revenues, expenses and operating margin attributable to the Company's 50% ownership of CELSEPAR and the common units of Hilli LLC in the segment measure and exclusion of the unrealized mark-to-market gain or loss on derivative instruments.

Consolidated Segment Operating Margin is defined as net income, adjusted for Selling, general and administrative expenses, Transaction and integration costs, Depreciation and amortization, Interest expense, Other expense (income), net, Income from equity method investments and Tax provision (benefit).
The following table reconciles Net income, the most comparable financial statement measure, to Consolidated Segment Operating Margin:

	Three Months Ended March 31,
(in thousands of $)	2023	2022
Net income	$151,566	$241,181
Add:
Selling, general and administrative	52,138	48,041
Transaction and integration costs	494	1,901
Depreciation and amortization	34,375	34,290
Interest expense	71,673	44,916
Other expense (income), net	25,005	(19,725)
Tax provision (benefit)	28,960	(49,681)
(Income) from equity method investments	(9,980)	(50,235)
Consolidated Segment Operating Margin	$354,231	$250,688

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
You should read “Risk Factors” and “Cautionary Statement on Forward-Looking Statements” elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and under similar headings in the Annual Report on Form 10-K for the year ended December 31, 2022 (our “Annual Report”) for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
Overview
We are a global energy infrastructure company founded to help address energy poverty and accelerate the world’s transition to reliable, affordable and clean energy. We own and operate natural gas and liquefied natural gas ("LNG") infrastructure, and an integrated fleet of ships and logistics assets to rapidly deliver turnkey energy solutions to global markets; additionally, we have expanded our focus to building our modular LNG manufacturing business. Our near-term mission is to provide modern infrastructure solutions to create cleaner, reliable energy while generating a positive economic impact worldwide. Our long-term mission is to become one of the world’s leading companies providing power free from carbon emissions by leveraging our global portfolio of integrated energy infrastructure. We discuss this important goal in more detail in our Annual Report, “Items 1 and 2: Business and Properties” under “Sustainability—Toward a Very-Low Carbon Future.”
Our chief operating decision maker makes resource allocation decisions and assesses performance on the basis of two operating segments, Terminals and Infrastructure and Ships.
Our Terminals and Infrastructure segment includes the entire production and delivery chain from natural gas procurement and liquefaction to logistics, shipping, facilities and conversion or development of natural gas-fired power generation. We currently source LNG from long-term supply agreements with third-party suppliers and from our own liquefaction facility in Miami, Florida. Starting in the third quarter of 2023, we expect to begin to source a portion of our LNG from our modular floating liquefaction facilities, which we refer to as "Fast LNG" or "FLNG." The Terminals and Infrastructure segment includes all terminal operations in Jamaica, Puerto Rico, Mexico and Brazil, as well as vessels utilized in our terminal or logistics operations. We centrally manage our LNG supply and the deployment of our vessels utilized in our terminal or logistics operations, which allows us to optimally manage our LNG supply and fleet.
Our Ships segment includes all vessels which are leased to customers under long-term or spot arrangements. The Company’s investment in Energos (defined below) is also included in the Ships segment. Over time, we expect to utilize these vessels in our own terminal operations as charter agreements for these vessels expire.
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
La Paz Facility
In July 2021, we began commercial operations at the Port of Pichilingue in Baja California Sur, Mexico (the “La Paz Facility”). The La Paz Facility is expected to supply approximately 22,300 MMBtu of LNG per day to our 100MW gas-fired modular power units (the “La Paz Power Plant”) following the start of operations. Natural gas supply to the La Paz Power Plant may be increased to approximately 29,000 MMBtu of LNG per day for up to 135MW of power.
In the fourth quarter of 2022, we finalized short-form agreements with CFE to expand and extend our supply of natural gas to multiple CFE power generation facilities in Baja California Sur and to sell the La Paz Power Plant to CFE and are in the process of finalizing long-form agreements to commemorate all binding terms. The gas sales and power plant sale agreements are subject to execution of the long-form final agreements and certain conditions precedent, and we expect to execute the long-form final agreements in the second quarter of 2023.
Miami Facility
Our Miami Facility began operations in April 2016. This facility has liquefaction capacity of approximately 8,300 MMBtu of LNG per day and enables us to produce LNG for sales directly to industrial end-users in southern Florida, including Florida East Coast Railway via our train loading facility, and other customers throughout the Caribbean using ISO containers.
Our LNG Supply and Cargo Sales
NFE provides reliable, affordable and clean energy supplies to customers around the world that we plan to satisfy through the following sources: 1) our current contractual supply commitments; 2) additional LNG supply contracts expected to commence in 2027; 3) our Miami Facility; and 4) supply from our own Fast LNG production. We have secured commitments to purchase and receive physical delivery of LNG volumes for 100% of our expected committed volumes for each of our downstream terminals inclusive of our Montego Bay Facility, Old Harbour Facility, San Juan Facility, La Paz Facility, Puerto Sandino Facility, Barcarena Facility and Santa Catarina Facility. Additionally, we have binding contracts for LNG volumes from two separate U.S. LNG facilities, each with a 20-year term, which are expected to commence in

2026 and 2027. Finally, we plan to commence our own Fast LNG production in the third quarter of 2023, when our first FLNG facility is expected to begin operation, and we plan to expand that capacity when additional units come online over the next two years.
The recent geopolitical events in Europe have substantially impacted the natural gas and LNG markets with unprecedented price increases and volatility. The majority of our LNG supply contracts are based on a natural gas-based index, Henry Hub, plus a contractual spread. We limit our exposure to fluctuations in natural gas prices as our pricing in contracts with customers is largely based on the Henry Hub index price plus a fixed fee component. Additionally, with our own Fast LNG production from FLNG facilities expected to commence in the third quarter of 2023, we plan to further mitigate our exposure to variability in LNG prices. Due to current market conditions, we expect that our revenue and results of operations will benefit in the near term from selling cargos into the elevated global LNG market. As FLNG facilities commence production, our long-term strategy is to sell substantially all cargos produced to customers on a long-term, take-or-pay basis through our downstream terminals.
Our Current Operations – Ships
Our Ships segment includes FSRUs and LNG carriers, which are leased to customers under long-term or spot arrangements. At the expiration of third party charters of vessels owned by Energos Infrastructure (“Energos”), an entity formed in 2022 and describe in more detail below, we plan to charter these vessels for our own use. We exclude these vessels from our Ships segment and include them in our Terminals and Infrastructure segment once we begin to use the vessels for our own operational purposes. One LNG carrier and one FSRU are currently utilized in our terminal operations, and the results of operations of these vessels are reflected in the Terminals and Infrastructure segment.
In August 2022, we completed a financing transaction with an affiliate of Apollo Global Management, Inc. collateralized by our vessels (the “Energos Formation Transaction”). As a result of the Energos Formation Transaction, we own approximately a 20% equity interest in Energos, and we have accounted for the investment in Energos as an equity method investment. In connection with the Energos Formation Transaction, we entered into long-term time charter agreements for periods of up to 20 years in respect of ten vessels, the terms of which commence upon the expiration of each vessel's existing charter. These charters prevent the recognition of a sale of these vessels to Energos, and as such, proceeds associated with these vessels have been treated as failed sale leasebacks. These vessels continue to be recognized on our consolidated balance sheet as Property, plant and equipment, and we have recognized this failed sale leaseback financing as debt.
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
We did not enter into a charter agreement to leaseback the Nanook, which was sold to Energos as part of the Energos Formation Transaction. After closing this transaction, we no longer recognize revenue from the sales-type lease of the Nanook and the related operating services agreement.
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
The design, development, construction and operation of our projects are highly regulated activities and subject to various approvals and permits. The process to obtain required permits, approvals and authorizations is complex, time-

consuming, challenging and varies in each jurisdiction in which we operate. We obtain required permits, approvals and authorizations in due course in connection with each milestone for our projects.
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
Our initial Fast LNG units are being constructed at the Kiewit Offshore Services shipyard near Corpus Christi, Texas. The Kiewit facility specializes in the fabrication and integration of offshore projects. In partnership with Kiewit, we believe we have established an efficient and repeatable process to reduce cost and time to build incremental liquefaction capacity. We expect to deploy our first Fast LNG unit in the third quarter of 2023 and additional units in 2024.
We plan to deploy several Fast LNG units at different locations around the world and describe our currently planned projects below.
Altamira
In the first quarter of 2023, we executed an agreement, which include conditions to effectiveness that have not been satisfied, with CFE to supply natural gas for one FLNG unit located off the coast of Altamira, Tamaulipas, Mexico. The 1.4 million tons per annum (“MTPA”) FLNG unit will utilize CFE’s firm pipeline transportation capacity on the Sur de Texas-Tuxpan Pipeline to receive feedgas volumes. We expect to deploy this FLNG unit to Altamira in the third quarter of 2023.
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
Barcarena Facility

The Barcarena Facility consists of an FSRU and associated infrastructure, including mooring and offshore and onshore pipelines. The Barcarena Facility is capable of processing up to 790,000 MMBtu per day and storing up to 170,000 cubic meters of LNG. The Barcarena Facility is expected to supply gas to third-party industrial and power customers as well as the Barcarena Power Plant, a new 630MW combined cycle thermal power plant to be located in Pará, Brazil, which we own. The Barcarena Power Plant is supported by multiple 25-year power purchase agreements to supply electricity to the national electricity grid. The power project is scheduled to deliver power to nine committed offtakers for 25 years beginning in 2025. We substantially completed our Barcarena Facility in 2022 and expect to commence operations by the end of 2023. We expect to complete the Barcarena Power Plant and to commence operations in 2025.
We have financed the development of the Barcarena Power Plant pursuant to a financing agreement. For information on this financing agreement, see “—Long-Term Debt and Preferred Stock” in our Annual Report.
Santa Catarina Facility
The Santa Catarina Facility will be located on the southern coast of Brazil and will consist of an FSRU with a processing capacity of approximately 570,000 MMBtus per day and LNG storage capacity of up to 170,000 cubic meters. We are developing a 33-kilometer, 20-inch pipeline that will connect the Santa Catarina Facility to the existing inland Transportadora Brasileira Gasoduto Bolivia-Brasil S.A. (“TBG”) pipeline via an interconnection point in the municipality of Garuva. The Santa Catarina Facility and associated pipeline are expected to have a total addressable market of 15 million cubic meters per day. We expect to complete our Santa Catarina Facility and commence operations by the end of 2023.
Ireland Facility
We intend to develop and operate an LNG facility and power plant on the Shannon Estuary, near Tarbert, Ireland. We are in the process of obtaining final planning permission from An Bord Pleanála (“ABP”) in Ireland. While the specific timing for receiving the required permits is unknown, we have undertaken pre-development work that will allow us to complete the terminal in approximately 9-15 months after receiving the required permits. In April 2023, we were awarded a capacity contract for the development of a power plant for approximately 353 MW of electricity generation with a duration of ten years as part of the auction process operated by Ireland’s Transmission System Operator. The power plant is required to be operational by October 2026.
Recent Developments
On March 15, 2023, we completed a transaction with Golar LNG Limited (“GLNG”) for the sale of the Company's investment in the common units of Hilli LLC in exchange for approximately 4.1 million NFE shares and $100 million in cash (the "Hilli Exchange"). In the fourth quarter of 2022, we recognized a loss on the investment in the Hilli of $118.6 million; this loss was recognized in Loss from equity method investments in the consolidated statements of operations and comprehensive income. Upon completion of the Hilli Exchange, we recognized an additional loss on disposal of $37.4 million, which was included in Other expense (income), net. As a result of the Hilli Exchange we no longer have an ownership interest in the Hilli. NFE shares received from GLNG were cancelled upon the closing of the Hilli Exchange.
In the first quarter of 2023, our wholly-owned subsidiary, Genera PR LLC ("Genera"), was awarded a 10-Year contract for the operation and maintenance of PREPA’s thermal generation assets with the goal of reducing costs and improving reliability of power generation in Puerto Rico. We will receive an annual management fee and be eligible for performance-based incentive fees, beginning after the service period under the contract commences, which is expected in the third quarter of 2023.
In the first and second quarters of 2023, we entered into agreements with Weston Solutions, Inc. for the installation and operation of approximately 350MW of additional power to be generated at the Palo Seco Power Plant and San Juan Power Plant in Puerto Rico as well as the supply of natural gas. Weston has been contracted by the U.S. Army Corps of Engineers to support the island’s grid stabilization project with additional power capacity to enable maintenance and repair work on Puerto Rico’s power system and grid. We expect to commission 350MW of duel-fuel power generation using our gas supply in the second quarter of 2023.
In February 2023, our senior secured revolving credit facility (the "Revolving Facility") was amended to increase the facility size by $301.7 million to $741.7 million. The interest rate for borrowings under the Revolving Facility based on the current usage of the facility has not changed. No changes were made to the maturity date or covenants. Also, in February

2023, our uncommitted letter of credit and reimbursement agreement was upsized to $325 million; no changes to interest rates or other terms were made as part of this amendment.
Other Matters
On June 18, 2020, we received an order from the Federal Energy Regulatory Commission ("FERC"), which asked us to explain why our San Juan Facility is not subject to FERC’s jurisdiction under section 3 of the NGA. Because we do not believe that the San Juan Facility is jurisdictional, we provided our reply to FERC on July 20, 2020 and requested that FERC act expeditiously. On March 19, 2021, FERC issued an order that the San Juan Facility does fall under FERC jurisdiction. FERC directed us to file an application for authorization to operate the San Juan Facility within 180 days of the order, which was September 15, 2021, but also found that allowing operation of the San Juan Facility to continue during the pendency of an application is in the public interest. FERC also concluded that no enforcement action against us is warranted, presuming we comply with the requirements of the order. Parties to the proceeding, including the Company, sought rehearing of the March 19, 2021 FERC order, and FERC denied all requests for rehearing in an order issued on July 15, 2021; the FERC order was affirmed by the United States Court of Appeals for the District of Columbia Circuit on June 14, 2022. In order to comply with the FERC’s directive, on September 15, 2021, we filed an application for authorization to operate the San Juan Facility, which remains pending.

Results of Operations – Three Months Ended March 31, 2023 compared to Three Months Ended December 31, 2022 and Three Months Ended March 31, 2022
Performance of our two segments, Terminals and Infrastructure and Ships, is evaluated based on Segment Operating Margin. Segment Operating Margin reconciles to Consolidated Segment Operating Margin as reflected below, which is a non-GAAP measure. We reconcile Consolidated Segment Operating Margin to GAAP Gross margin, inclusive of depreciation and amortization. Consolidated Segment Operating Margin is mathematically equivalent to Revenue minus Cost of sales (excluding depreciation and amortization reflected separately) minus Operations and maintenance minus Vessel operating expenses, each as reported in our financial statements. We believe this non-GAAP measure, as we have defined it, offers a useful supplemental measure of the overall performance of our operating assets in evaluating our profitability in a manner that is consistent with metrics used for management’s evaluation of the overall performance of our operating assets.
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

The tables below present our segment information for the three months ended March 31, 2023, December 31, 2022 and March 31, 2022:

	Three Months Ended March 31, 2023
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(3)	Consolidated
Total revenues	$502,608	$97,917	$600,525	$(21,394)	$579,131
Cost of sales(1)(2)	73,798	—	73,798	111,140	184,938
Vessel operating expenses(4)	—	19,239	19,239	(5,948)	13,291
Operations and maintenance(4)	26,671	—	26,671	—	26,671
Segment Operating Margin	$402,139	$78,678	$480,817	$(126,586)	$354,231

Three Months Ended March 31, 2023
(in thousands of $)	Consolidated
Gross margin (GAAP)	$319,856
Depreciation and amortization	34,375
Consolidated Segment Operating Margin (Non-GAAP)	$354,231

	Three Months Ended December 31, 2022
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(3)	Consolidated
Total revenues	$457,324	$106,990	$564,314	$(17,945)	$546,369
Cost of sales(2)	232,436	—	232,436	(96,537)	135,899
Vessel operating expenses(4)	—	19,515	19,515	(6,729)	12,786
Operations and maintenance(4)	28,931	—	28,931	—	28,931
Segment Operating Margin	$195,957	$87,475	$283,432	$85,321	$368,753

Three Months Ended December 31, 2022
(in thousands of $)	Consolidated
Gross margin (GAAP)	$332,552
Depreciation and amortization	36,201
Consolidated Segment Operating Margin (Non-GAAP)	$368,753

	Three Months Ended March 31, 2022
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(3)	Consolidated
Total revenues	$480,349	$114,942	$595,291	$(90,173)	$505,118
Cost of sales(2)	235,532	—	235,532	(27,234)	208,298
Vessel operating expenses(4)	3,492	25,942	29,434	(6,470)	22,964
Operations and maintenance(4)	30,242	—	30,242	(7,074)	23,168
Segment Operating Margin	$211,083	$89,000	$300,083	$(49,395)	$250,688

Three Months Ended March 31, 2022
(in thousands of $)	Consolidated
Gross margin (GAAP)	$216,398
Depreciation and amortization	34,290
Consolidated Segment Operating Margin (Non-GAAP)	$250,688

(1) Cost of sales in our segment measure only includes realized gains and losses on derivative transactions that are economic hedges of our commodity purchases and sales, and in the first quarter of 2023, realized gains of $146.1 million were recognized as a reduction to Cost of sales in the segment measure.

For the three months ended March 31, 2023, December 31, 2022 and March 31, 2022, unrealized changes in the mark-to-market value of derivative transactions of $111.1 million, $96.4 million and $2.5 million, respectively, reconcile Cost of sales in the segment measure to Cost of sales in our condensed consolidated statements of operations and comprehensive income.

(2) Cost of sales is presented exclusive of costs included in Depreciation and amortization in the condensed consolidated statements of operations and comprehensive income.

(3) Consolidation and Other adjusts for the inclusion of the effective share of revenues, expenses and operating margin attributable to our 50% ownership of Centrais Elétricas de Sergipe Participações S.A. (“CELSEPAR”) and the common units of Hilli LLC in the segment measure, prior to the disposition to these investments, and exclusion of the unrealized mark-to-market gain or loss on derivative instruments.

(4) Operations and maintenance and Vessel operating expenses are directly attributable to revenue-producing activities of our terminals and vessels and are included in the calculation of Gross margin defined under GAAP.
Terminals and Infrastructure Segment

	Three Months Ended
(in thousands of $)	March 31, 2023	December 31, 2022	Change	March 31, 2022	Change
Total revenues	$502,608	$457,324	$45,284	$480,349	$22,259
Cost of sales (exclusive of depreciation and amortization)	73,798	232,436	(158,638)	235,532	(161,734)
Vessel operating expenses	—	—	—	3,492	(3,492)
Operations and maintenance	26,671	28,931	(2,260)	30,242	(3,571)
Segment Operating Margin	$402,139	$195,957	$206,182	$211,083	$191,056
Total revenue
Total revenue for the Terminals and Infrastructure Segment increased by $45.3 million for the three months ended March 31, 2023 as compared to the three months ended December 31, 2022, and total revenue for the Terminals and

Infrastructure Segment increased by $22.3 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The increases were primarily driven by increased revenue from LNG cargo sales to third parties and volumes delivered to our downstream terminal customers, partially offset by decreases to the Henry Hub index that forms a portion of the pricing to invoice most of our customers in this segment.
The increase in revenue in the first quarter of 2023 when compared to the fourth quarter of 2022 was primarily attributable to the following:
•Revenue from cargo sales was $349.4 million for the three months ended March 31, 2023, of which $169.5 million was recognized for a cancellation fee received from a customer to cancel a future delivery, increasing from $231.1 million for the three months ended December 31, 2022.
•Volumes delivered to downstream terminal customers increased from 11.0 TBtus in the fourth quarter of 2022 to 12.1 TBtu in the first quarter of 2023, primarily as a result of increased consumption by the San Juan Power Plant, which was under maintenance for a portion of the fourth quarter of 2022.
•The average Henry Hub index pricing used to invoice our downstream customers decreased by 45% for the three months ended March 31, 2023 as compared to the three months ended December 31, 2022.
The increase in revenue in the first quarter of 2023 when compared to the first quarter of 2022 was primarily attributable to the following:
•Revenue from cargos sales was $349.4 million for the three months ended March 31, 2023 of which $169.5 million was recognized for a cancellation fee received from a customer to cancel a future delivery, as compared to $285.2 million for the three months ended March 31, 2022.
•For the three months ended March 31, 2023, volumes delivered to downstream customers were 12.1 TBtu as compared to 6.3 TBtu for the three months ended March 31, 2022. During the first quarter of 2022, no volumes were consumed by the Bogue Power Plant due to the Port of Montego Bay where our facility resides requiring a reconfiguration and partial relocation of our assets. Additionally, maintenance activities lowered consumption at both our CHP Plant and the San Juan Power Plant in the first quarter of 2022; these facilities were not impacted by significant maintenance downtime in the current quarter.
•The average Henry Hub index pricing used to invoice our downstream customers decreased by 31% for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.
Additionally, after the completion of the sale of our investment in CELSEPAR in the fourth quarter of 2022, we no longer recognize revenue from this investment. Our share of revenue from CELSEPAR was $63.4 million for the three months ended March 31, 2022, which was primarily comprised of fixed capacity payments received under related PPAs.
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
Cost of sales decreased by $158.6 million for the three months ended March 31, 2023 as compared to the three months ended December 31, 2022, which was attributable to the following:
•We settled a commodity swap transaction, entered into as an economic hedge to reduce market risks associated with commodity prices, in the first quarter of 2023 and the realized gain of $146.1 million was included as reduction of cost of sales. For segment performance measures, unrealized mark to market gains and losses are excluded until settled. In the fourth quarter of 2022, we recognized realized gains on commodity swap transactions of $36.5 million as a reduction to cost of sales.
•Decreased cost of LNG purchased from third parties for sale to our downstream customers of $43.5 million. Volumes delivered to our downstream customers increased by approximately 10% in the current quarter; however, our cost to deliver these volumes decreased significantly to $7.23 per MMBtu for the three months ended March 31, 2023 from $10.95 per MMBtu for the three months ended December 31, 2022.
Cost of sales decreased by $161.7 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, which was attributable to the following:
•Realized gain of $146.1 million from the settlement of a commodity swap transaction, entered into as an economic hedge to reduce the market risks associated with commodity prices, was included as reduction of cost of sales in the first quarter of 2023. For segment performance measures, unrealized mark to market gains and losses are excluded until settled. We had no settlements of commodity derivative transactions in the first quarter of 2022.
•We incurred increased cost of LNG purchased from third parties for sale to our downstream customers of $21.4 million in the first quarter of 2023 due to increased volumes delivered; we delivered 92% more volumes to our downstream terminal customers in the current period as compared to the three months ended March 31, 2022. While we delivered significantly more volumes to our downstream customers, our pricing to purchase LNG for delivery to such customers was substantially lower, decreasing to $7.23 per MMBtu for the three months ended March 31, 2023 from $9.49 per MMBtu for the three months ended March 31, 2022.
•Cost of sales for the three months ended March 31, 2022 included $24.7 million of our share of cost of sales from our investment in CELSEPAR, which was primarily comprised of LNG costs to fuel a power plant owned by CELSEPAR.
The weighted-average cost of our LNG inventory balance to be used in our operations as of March 31, 2023 and December 31, 2022 was $10.45 per MMBtu and $10.42 per MMBtu, respectively.
Vessel operating expenses
Vessel operating expenses include direct costs associated with operating a vessel, and these costs are typically included in the Ships segment. Once we begin to use a vessel in our terminal operations, the costs of the vessel begin to be included in the Terminals and Infrastructure segment. For the three months ended March 31, 2022, we incurred $3.5 million of vessel operating expenses in this segment; we did not incur vessel operating costs in this segment during the three months ended March 31, 2023 and December 31, 2022.
Operations and maintenance
Operations and maintenance includes costs of operating our facilities, exclusive of costs to convert that are reflected in Cost of sales.
Operations and maintenance decreased $2.3 million for the three months ended March 31, 2023 as compared to the three months ended December 31, 2022. The decrease was primarily attributable to unplanned maintenance costs incurred in the fourth quarter of 2022 at the CHP Plant that did not recur in the first quarter of 2023.
Operations and maintenance decreased $3.6 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The decrease was due to the inclusion of our share of Operations and maintenance from our investment in CELSEPAR of $7.1 million for the three months ended March 31, 2022. There is no such activity in the first quarter of 2023 as we sold our investment in CELESPAR in the fourth quarter of 2022. The decrease was partially offset by additional vessel operating costs included in Operations and maintenance as these vessels support our terminal operations.
Ships Segment

	Three Months Ended,
(in thousands of $)	March 31, 2023	December 31, 2022	Change	March 31, 2022	Change
Total revenues	$97,917	$106,990	$(9,073)	$114,942	$(17,025)
Vessel operating expenses	19,239	19,515	(276)	25,942	(6,703)
Segment Operating Margin	$78,678	$87,475	$(8,797)	$89,000	$(10,322)

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
During the first quarter of 2023, four FSRUs and four LNG carriers were leased to customers under long-term or spot arrangements. The Spirit and the Mazo continue to be in cold lay-up, and no vessel charter revenue was generated from these vessels.
Total revenue
Total revenue for the Ships segment decreased $9.1 million for the three months ended March 31, 2023 as compared to the three months ended December 31, 2022. One of our vessel charters was renewed at the beginning of 2023 at a lower rate; additionally the charters for two vessels concluded in the first quarter of 2023, lowering vessel revenue. We plan to utilize these vessels in our operations following conversion and other upgrades starting later in 2023.
Total revenue for the Ships segment decreased $17.0 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The decrease in revenue was primarily the result of the sale of the Nanook as part of the Energos Formation Transaction; we recognized revenue of $13.2 million related to the Nanook in the first quarter of 2022. One of our vessel charters was renewed at the beginning of 2023 at a lower rate; additionally the charters for two vessels concluded in the first quarter of 2023, lowering vessel revenue. We plan to utilize these vessels in our operations following conversion and other upgrades starting later in 2023.
Vessel operating expenses
Vessel operating expenses include direct costs associated with operating a vessel, such as crewing, repairs and maintenance, insurance, stores, lube oils, communication expenses, management fees and costs to operate the Hilli prior to the Hilli Exchange discussed above. We also recognize voyage expenses within Vessel operating expenses, which principally consist of fuel consumed before or after the term of time charter or when the vessel is off hire. Under time charters, the majority of voyage expenses are paid by customers. To the extent that these costs are a fixed amount specified in the charter, which is not dependent upon redelivery location, the estimated voyage expenses are recognized over the term of the time charter.
Vessel operating expenses for the three months ended March 31, 2023 were consistent with those incurred in the three months ended December 31, 2022.
Vessel operating expenses decreased $6.7 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. We incurred lower vessel operating costs due to vessels that are currently not under charter and are not in service due to drydocking or to complete other improvements to the vessels. Certain of our LNGCs are being converted to operate as an FSRU or FSU or are currently out of service for other improvements to service future projects.

Other operating results

	Three Months Ended,
(in thousands of $)	March 31, 2023	December 31, 2022	Change	March 31, 2022	Change
Selling, general and administrative	$52,138	$70,099	$(17,961)	$48,041	$4,097
Transaction and integration costs	494	9,409	(8,915)	1,901	(1,407)
Depreciation and amortization	34,375	36,201	(1,826)	34,290	85
Asset impairment expense	—	2,550	(2,550)	—	—
Total operating expenses	87,007	118,259	(31,252)	84,232	2,775
Operating income	267,224	250,494	16,730	166,456	100,768
Interest expense	71,673	80,517	(8,844)	44,916	26,757
Other expense (income), net	25,005	(16,431)	41,436	(19,725)	44,730
Income before income from equity method investments and income taxes	170,546	186,408	(15,862)	141,265	29,281
Income (loss) from equity method investments	9,980	(117,793)	127,773	50,235	(40,255)
Tax provision (benefit)	28,960	2,810	26,150	(49,681)	78,641
Net income	$151,566	$65,805	$85,761	$241,181	$(89,615)
Selling, general and administrative
Selling, general and administrative includes compensation expenses for our corporate employees, employee travel costs, insurance, professional fees for our advisors, and screening costs for projects that are in initial stages and development is not yet probable.
Selling, general and administrative decreased $18.0 million for the three months ended March 31, 2023, compared to the three months ended December 31, 2022. The decrease was primarily attributable to a decrease in share-based compensation expense. In the fourth quarter of 2022, we determined that the performance metric associated with our performance share units granted in 2021 was probable of vesting, and we recognized $15.8 million of share-based compensation expense. No share-based compensation expense was recognized in the first quarter of 2023. We also incurred lower screening costs in the first quarter of 2023 compared to the fourth quarter of 2022.
Selling, general and administrative increased by $4.1 million for three months ended March 31, 2023 as compared to the three months ended March 31, 2022; the increase was primarily due to increased payroll costs associated with the continued expansion of our operations.
Transaction and integration costs
For the three months ended March 31, 2023, we incurred $0.5 million for transaction and integration costs, as compared to $9.4 million for the three months ended December 31, 2022 and $1.9 million for the three months ended March 31, 2022. During the three months ended December 31, 2022, we incurred costs associated with the sale of our investment in CELSEPAR. Transaction and integration costs incurred in the first quarter of 2022 were primarily associated with our continued integrations of acquisitions completed in 2021.
Depreciation and amortization
Depreciation and amortization was relatively consistent for the each of the three months ended March 31, 2023, December 31, 2022 and March 31, 2022. Throughout 2022 and the first quarter of 2023 we have not placed significant assets into service, and as such, our depreciation and amortization expense has been consistent.
Asset impairment expense

We recognized long-lived assets associated with the expansion of the Sergipe Power Plant owned by CELSEPAR. In connection with the sale of our investment in CELSEPAR in the fourth quarter of 2022, we recognized asset impairment expense of $2.6 million. We did not recognize any impairment expense in the first quarter of 2023.
Interest expense
Interest expense decreased by $8.8 million for the three months ended March 31, 2023 as compared to the three months ended December 31, 2022. The decrease was primarily due to increases in capitalized interest, partially offset by increased interest expense due to borrowings under our expanded Revolving Credit Facility.
Interest expense increased by $26.8 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The increase was primarily due to an increase in total principal outstanding due to additional principal balance outstanding, including obligations under the Energos Formation Transaction, under which we incur higher borrowing costs. The total principal balance on outstanding facilities was $5.3 billion as of March 31, 2023 as compared to total outstanding debt of $4.0 billion as of March 31, 2022.
Other expense (income), net
Other expense (income), net was $25.0 million, $(16.4) million and $(19.7) million for the three months ended March 31, 2023, December 31, 2022 and March 31, 2022, respectively.
Other expense recognized in the three months ended March 31, 2023 was primarily comprised of a $37.4 million loss on disposal of Hilli equity method investment in the Hilli Exchange. This loss was partially offset by interest income, foreign currency remeasurment gains and gains on investments in equity securities.
Other (income) expense, net recognized in the three months ended December 31, 2022 was primarily comprised of a $20.4 million gain related to the settlement of the foreign currency forward during the fourth quarter of 2022.
Income recognized in the three months ended March 31, 2022 was primarily comprised of changes in the fair value of derivatives of $21.6 million.
Tax provision
We recognized a tax provision for the three months ended March 31, 2023 of $29.0 million compared to a tax provision of $2.8 million for the three months ended December 31, 2022 and a tax benefit of $49.7 million for the three months ended March 31, 2022. The significant tax benefit recognized in the first quarter of 2022 was primarily driven by significant discrete items, including the remeasurement of a deferred tax liability in conjunction with an internal reorganization. We have not recognized any significant discrete items in the first quarter of 2023.
Income (loss) from equity method investments
We recognized income from our equity method investments of $10.0 million and loss of $117.8 million for the three months ended March 31, 2023 and December 31, 2022, respectively. We recognized income of $4.0 million from our equity method investment in Energos in the three months ended March 31, 2023 and $6.0 million of income from our investment in Hilli for the period prior to the completion of the Hilli Exchange. The loss in the fourth quarter of 2022 was primarily the result of the other-than-temporary impairment of our investment in Hilli of $118.6 million.
We recognized income of $50.2 million from our equity method investments in the three months ended March 31, 2022. Our share of earnings from CELSEPAR included a significant foreign currency remeasurement gain of $42.5 million. CELSEPAR was not included in our results of operations following the sale of this investment in 2022.
Factors Impacting Comparability of Our Financial Results
Our historical results of operations and cash flows are not indicative of results of operations and cash flows to be expected in the future, principally for the following reasons:
•Our historical financial results do not reflect our Fast LNG solution that will lower the cost of our LNG supply. We currently purchase the majority of our supply of LNG from third parties, sourcing approximately

98% of our LNG volumes from third parties for the three months ended March 31, 2023. We anticipate that the deployment of Fast LNG floating liquefaction facilities will significantly lower the cost of our LNG supply and reduce our dependence on third-party suppliers. We expect to deploy our first Fast LNG unit in the third quarter of 2023.
•Our historical financial results do not include significant projects that have recently been completed or are near completion. Our results of operations for the three months ended March 31, 2023 include our Montego Bay Facility, Old Harbour Facility, San Juan Facility, certain industrial end-users and our Miami Facility. We have placed a portion of our La Paz Facility into service, and our revenue and results of operations have begun to be impacted by our operations in Mexico. We have executed short-form agreements to extend and amend our supply of natural gas to multiple CFE power generation facilities in Baja California Sur and are in the process of finalizing long-form agreements to commemorate all binding terms. We are also continuing to develop our Puerto Sandino Facility, and our current results do not include revenue and operating results from these projects. Our current results also exclude other developments, including the Barcarena Facility, Santa Catarina Facility and Ireland Facility.
•Our historical financial results include the results from our investments in the common units of Hilli LLC and CELSEPAR. On March 15, 2023, we completed the Hilli Exchange, and in the fourth quarter of 2022, we sold our interest in CELSEPAR, the indirect owner of the Sergipe Power Plant in Brazil. As a result of these transactions, we no longer have any ownership interest in either the Hilli or the Sergipe Power Plant, and their results will no longer be included in NFE's results of operations.
Liquidity and Capital Resources
We believe we will have sufficient liquidity from proceeds from recent borrowings, access to additional capital sources and cash flow from operations to fund our capital expenditures and working capital needs for the next 12 months and the reasonably foreseeable future. We expect to fund our current operations and continued development of additional facilities through cash on hand, borrowings under our debt facilities, cash generated from certain sales and financing transactions and cash generated from operations. We may also opportunistically elect to generate additional liquidity through future debt or equity issuances and asset sales to fund our developments and transactions. We have historically funded our developments through proceeds from our IPO, debt and equity financing, asset sales and cash from operations, and these financing transactions have been described in detail in our Annual Report.
We have assumed total committed expenditures for all completed and existing projects to be approximately $4,414 million, with approximately $3,152 million having already been spent through March 31, 2023. This estimate represents the committed expenditures for our Fast LNG project, as well as committed expenditures necessary to complete the La Paz Facility, Puerto Sandino Facility, Barcarena Facility, Barcarena Power Plant, Santa Catarina Facility and committed capital expenditures to support our grid stabilization project in Puerto Rico. We expect fully completed Fast LNG units to cost between $800 million and $1 billion per unit. Unlike engineering, procurement and construction agreements for traditional liquefaction construction, our contracts with vendors to construct the Fast LNG units allow us to closely control the timing of our spending and construction schedules so that we can complete each project in time frames to meet our business needs. For example, expected spending for our second and third Fast LNG units that is not currently contracted is excluded from the estimated committed spending. Each Fast LNG completion is subject to permitting, various contractual terms, project feasibility, our decision to proceed and timing. We carefully manage our contractual commitments, the related funding needs and our various sources of funding including cash on hand, cash flow from operations, and borrowings under existing and future debt facilities. We may also enter into other financing arrangements to generate proceeds to fund our developments.
As of March 31, 2023, we have spent approximately $128.6 million to develop the Pennsylvania Facility. Approximately $22.5 million of construction and development costs have been expensed as we have not issued a final notice to proceed to our engineering, procurement and construction contractors. Cost for land, as well as engineering and equipment that could be deployed to other facilities and associated financing costs of approximately $106.1 million, has been capitalized, and to date, we have repurposed approximately $16.8 million of engineering and equipment to our Fast LNG project. We intend to apply for updated permits for the Pennsylvania Facility with the aim of obtaining these permits to coincide with the commencement of construction activities.
On December 12, 2022, our Board of Directors approved an update to our dividend policy. In connection with the dividend policy update, the Board declared a dividend of $626.3 million, representing $3.00 per Class A share, which was paid during the first quarter of 2023. Additionally, we declared and paid quarterly dividends totaling $20.8 million during the three months ended March 31, 2023, representing $0.10 per Class A share. Our future dividend policy is within the discretion of our Board of Directors and will depend upon then-existing conditions, including our results of operations and financial condition, capital requirements, business prospects, statutory and contractual restrictions on our ability to pay dividends, including restrictions contained in our debt agreements, and other factors our Board of Directors may deem relevant.
Contractual Obligations
We are committed to make cash payments in the future pursuant to certain contracts. The following table summarizes certain contractual obligations in place as of March 31, 2023.

(in thousands of $)	Total	Less than Year 1	Years 2 to 3	Year 4 to 5	More than 5 years
Long-term debt obligations	$7,468,642	$163,554	$2,757,933	$2,015,021	$2,532,134
Purchase obligations	13,847,969	1,501,951	1,458,028	1,278,496	9,609,494
Lease obligations	608,453	104,970	211,620	106,866	184,997
Total	$21,925,064	$1,770,475	$4,427,581	$3,400,383	$12,326,625
Long-term debt obligations
For information on our long-term debt obligations, see “—Liquidity and Capital Resources—Long-Term Debt” in our Annual Report. The amounts included in the table above are based on the total debt balance, scheduled maturities, and interest rates in effect as of March 31, 2023.
A portion of debt service will be paid to Energos under charters of vessels included in the Energos Formation Transaction to third parties. The residual value of these vessels also forms a part of the obligation and will be recognized as a bullet payment at the end of the charters. As neither these third party charter payments nor the residual value of these vessels represent cash payments due by NFE, such amounts have been excluded from the table above.
Purchase obligations
We are party to contractual purchase commitments for the purchase, production and transportation of LNG and natural gas, as well as engineering, procurement and construction agreements to develop our terminals and related infrastructure. Our commitments to purchase LNG and natural gas are principally take-or-pay contracts, which require the purchase of minimum quantities of LNG and natural gas, and these commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. Certain LNG purchase commitments are subject to conditions precedent, and we include these expected commitments in the table above beginning when delivery is expected assuming that all contractual conditions precedent are met. For purchase commitments priced based upon an index such as Henry Hub, the amounts shown in the table above are based on the spot price of that index as of March 31, 2023.
We have construction purchase commitments in connection with our development projects, including the La Paz Facility, Puerto Sandino Facility, Barcarena Facility, Santa Catarina Facility and committed capital expenditures to support our grid stabilization project in Puerto Rico. Commitments included in the table above include commitments under engineering, procurement and construction contracts where a notice to proceed has been issued.
Lease obligations
Future minimum lease payments under non-cancellable lease agreements, inclusive of fixed lease payments for renewal periods we are reasonably certain will be exercised, are included in the above table. Fixed lease payments for short-term leases are also included in the table above. Our lease obligations are primarily related to LNG vessel time charters, marine port leases, ISO tank leases, office space, gas turbines and a land lease.

Cash Flows
The following table summarizes the changes to our cash flows for the three months ended March 31, 2023 and 2022, respectively:

	Three Months Ended March 31,
(in thousands of $)	2023	2022	Change
Cash flows from:
Operating activities	$200,140	$114,382	$85,758
Investing activities	(463,268)	(189,221)	(274,047)
Financing activities	43,221	36,836	6,385
Net decrease in cash, cash equivalents, and restricted cash	$(219,907)	$(38,003)	$(181,904)
Cash provided by operating activities
Our cash flow provided by operating activities was $200.1 million for the three months ended March 31, 2023, which increased by $85.8 million from cash provided by operating activities of $114.4 million for the three months ended March 31, 2022. Our net income for the three months ended March 31, 2023, when adjusted for non-cash items, increased by $36.1 million from the three months ended March 31, 2022. The remaining increase for the first quarter of 2023 was driven by changes in working capital accounts.
Cash used in investing activities
Our cash flow used in investing activities was $463.3 million for the three months ended March 31, 2023, which increased by $274.0 million from cash used in investing activities of $189.2 million for the three months ended March 31, 2022. Cash outflows for investing activities during the three months ended March 31, 2023 were used primarily for continued development of our Fast LNG project. Cash outflows were offset by proceeds of $100.0 million from the sale of our equity method investment in Hilli LLC in the Hilli Exchange.
Cash outflows for investing activities during the three months ended March 31, 2022 were used for continued development of our Fast LNG project, Santa Catarina Facility, Barcarena Facility, as well as expenditures to complete our La Paz Facility and Puerto Sandino Facility.
Cash provided by financing activities
Our cash flow provided by financing activities was $43.2 million for the three months ended March 31, 2023, which increased by $6.4 million from cash provided by financing activities of $36.8 million for the three months ended March 31, 2022. In December 2023, our Board of Directors approved and declared a dividend of $626.3 million, representing $3.00 per Class A share. such dividend payment was made in January 2023. Throughout the first quarter of 2023 we borrowed under our expanded Revolving Facility for total additional borrowings of $700.0 million, with such borrowings primarily used to fund the ongoing development of our Fast LNG project.
Cash provided by financing activities during the three months ended March 31, 2022 was primarily due to proceeds from issuance of debt of $200.8 million, offset by repayments of debt of $123.7 million and payment of dividends of $23.8 million.
Long-Term Debt and Preferred Stock
The terms of our debt instruments and associated obligations have been described in our Annual Report. There have been no significant changes to the terms of our outstanding debt, covenant requirements or payment obligations, other than described below.
Revolving Facility
In February 2023, we entered into an amendment of our Revolving Facility which increased the commitments by $301.7 million, for a total capacity of $741.7 million. The interest rate for borrowings under the Revolving Facility based on the current usage of the facility has not changed, and no changes were made to the maturity date or covenants. In conjunction with the amendment, we incurred an additional $5.0 million in fees which have been capitalized within Other non-current assets.
Debt and lease restrictions
The Company is required to comply with covenants under the Revolving Facility and letter of credit facility, including requirements to maintain Debt to Capitalization Ratio of less than 0.7:1.0, and for quarters in which the Revolving Facility is greater than 50% drawn, the Debt to Annualized EBITDA Ratio must be less than 5.0:1.0 for fiscal quarters ending December 31, 2021 until September 30, 2023 and less than 4.0:1.0 for the fiscal quarter ended December 31, 2023. The Company was in compliance with all covenants as of March 31, 2023.
Critical Accounting Policies and Estimates
A complete discussion of our critical accounting policies and estimates is included in our Annual Report. As of March 31, 2023, there have been no significant changes to our critical accounting estimates since our Annual Report.
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
Commodity Price Risk
Commodity price risk is the risk of loss arising from adverse changes in market rates and prices. We are able to limit our exposure to fluctuations in natural gas prices as our pricing in contracts with downstream customers is largely based on the Henry Hub index price plus a contractual spread. Our exposure to market risk associated with LNG price changes may adversely impact our business. In 2022, we entered into a commodity swap transaction as an economic hedge to reduce the risks associated with commodity prices which settled in the first quarter of 2023 resulting in a realized gain of $146.1 million. In January 2023, we entered into a commodity swap transaction and we recognized an unrealized loss of $5.0 million in the first quarter of 2023. We currently do not have other derivative instruments to mitigate the effect of fluctuations in LNG prices on our operations; in the future we may enter into additional derivative instruments.
Interest Rate Risk
The 2025 Notes, 2026 Notes and South Power 2029 Bonds (each defined in our Annual Report) were issued with a fixed rate of interest, and as such, a change in interest rates would impact the fair value of the 2025 Notes, 2026 Notes and South Power 2029 Bonds but such a change would have no impact on our results of operations or cash flows. A 100-basis point increase or decrease in the market interest rate would decrease or increase the fair value of our fixed rate debt by approximately $79.0 million. The sensitivity analysis presented is based on certain simplifying assumptions, including instantaneous change in interest rate and parallel shifts in the yield curve.
Interest under the Barcarena Term Loan has a component based on the Secured Overnight Financing Rate ("SOFR"). A 100-basis point increase or decrease in the market interest rate would decrease or increase our annual interest expense by approximately $2 million.
Foreign Currency Exchange Risk
We have transactions, assets and liabilities denominated in Brazilian reais, and our Brazilian subsidiaries and investments receive income and pay expenses in Brazilian reais. Based on our Brazilian reais revenues and expenses, a 10% depreciation of the U.S. dollar against the Brazilian reais would not significantly decrease our revenue or expenses. As our operations expand in Brazil, our results of operations will be exposed to changes in fluctuations in the Brazilian real, which may materially impact our results of operations.

Outside of Brazil, our operations are primarily conducted in U.S. dollars, and as such, our results of operations and cash flows have not materially been impacted by fluctuations due to changes in foreign currency exchange rates. We currently incur a limited amount of costs in foreign jurisdictions other than Brazil that are paid in local currencies. As we expect our international operations to continue to grow in the near term, we may enter into derivative or hedging transactions with third parties to manage our exposure to changes in foreign currency exchange risks as we expand our international operations.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•     We depend on third-party contractors, operators and suppliers;
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
•     We may not be able to convert our anticipated customer pipeline into binding long-term contracts, and if we fail to convert potential sales into actual sales, we will not generate the revenues and profits we anticipate;
•     Our contracts with our customers are subject to termination under certain circumstances;
•     Competition in the LNG industry is intense, and some of our competitors have greater financial, technological and other resources than we currently possess;
•     Cyclical or other changes in the demand for and price of LNG and natural gas may adversely affect our business and the performance of our customers;
•     Our risk management strategies cannot eliminate all LNG price and supply risks. In addition, any non-compliance with our risk management strategies could result in significant financial losses;

•     We are dependent on third-party LNG suppliers and the development of our own portfolio is subject to various risks and assumptions;
•     We seek to develop innovative and new technologies as part of our strategy that are not yet proven and may not realize the time and cost savings we expect to achieve;
•     Our Fast LNG technology is not yet proven and we may not be able to implement it as planned or at all;
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
•    We may experience increased labor costs and regulation, and the unavailability of skilled workers or our failure to attract and retain qualified personnel, as well as our ability to comply with such labor laws, could adversely affect us;

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

Furthermore, because of the nature of our infrastructure, we are dependent on interconnection with transmission systems and other infrastructure projects of third parties, including our customers, and/or governmental entities. Such third-party projects can be greenfield or brownfield projects, including modifications to existing infrastructure or increases in capacity to existing facilities, among others, and are subject to various construction risks and additional operational monitoring and balancing requirements that may impact the design of facilities to be constructed. Delays from such third parties or governmental entities could prevent connection to our projects and generate delays in our ability to develop our own projects. In addition, a primary focus of our business is the development of projects in foreign jurisdictions, including in locations where we have no prior development experience, and we expect to continue expanding into new jurisdictions in the future. These risks can be increased in jurisdictions where legal processes, language differences, cultural expectations, currency exchange requirements, political relations with the U.S. government, changes in the political views and structure, government representatives, new regulations, regulatory reviews, employment laws and diligence requirements can make it more difficult, time-consuming and expensive to develop a project. See “–Risks Related to the Jurisdictions in Which We Operate—We are subject to the economic, political, social and other conditions in the jurisdictions in which we operate.”

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
•operational errors by us or any contracted facility, port or other operator of related third-party infrastructure;
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

We rely on third-party contractors, equipment manufacturers, suppliers and operators for the development, construction and operation of our projects and assets. We have not yet entered into binding contracts for the construction, development and operation of all of our facilities and assets, and we cannot assure you that we will be able to enter into the contracts required on commercially favorable terms, if at all, which could expose us to fluctuations in pricing and potential changes to our planned schedule. If we are unable to enter into favorable contracts, we may not be able to construct and operate these assets as expected, or at all. Furthermore, these agreements are the result of arms-length negotiations and subject to change. There can be no assurance that contractors and suppliers will perform their obligations successfully under their agreements with us. If any contractor is unable or unwilling to perform according to the negotiated terms and timetable of its respective agreement for any reason or terminates its agreement for any reason, we would be required to engage a substitute contractor, which could be particularly difficult in certain of the markets in which we plan to operate. For example, each of our vessels is operated and maintained by GLNG or its affiliates pursuant to ship management agreements. Any failure by GLNG or its affiliates in the operation of our vessels could have an adverse effect on our maritime operations and could result in our failure to deliver LNG to our customers as required under our customer agreements. Although some agreements may provide for liquidated damages if the contractor or supplier fails to perform in the manner required with respect to its obligations, the events that trigger such liquidated damages may delay or impair the completion or operation of the facility, and any liquidated damages that we receive may be delayed or insufficient to cover the damages that we suffer as a result of any such delay or impairment, including, among others, any covenants or obligations by us to pay liquidated damages or penalties under our agreements with our customers, development services, the supply of natural gas, LNG or steam and the supply of power, as well as increased expenses or reduced revenue. Such liquidated damages may also be subject to caps on liability, and we may not have full protection to seek payment from our contractors to compensate us for such payments and other consequences. We may hire contractors to perform work in jurisdictions where they do not have previous experience, or contractors we have not previously hired to perform work in jurisdictions we are beginning to develop, which may lead to such contractors being unable to perform according to its respective agreement. Furthermore, we may have disagreements with our contractors about different elements of the construction process, which could lead to the assertion of rights and remedies under their contracts and increase the cost of the applicable facility or result in a contractor’s unwillingness to perform further work. If we are unable to construct and commission our facilities and assets as expected, or, when and if constructed, they do not accomplish our goals or performance expectations, or if we experience delays or cost overruns in design, construction, commissioning or operation, our business, operating results, cash flows and liquidity could be materially and adversely affected.

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

Political instability in foreign countries that export LNG, or strained relations between such countries and countries in the Caribbean and Latin America, may also impede the willingness or ability of LNG suppliers and merchants in such countries to export LNG to the Caribbean, Latin America and other countries where we operate or seek to operate. Furthermore, some foreign suppliers of LNG may have economic or other reasons to direct their LNG to other markets or from or to our competitors’ LNG facilities. Natural gas also competes with other sources of energy, including coal, oil, nuclear, hydrogen, hydroelectric, wind and solar energy, which may become available at a lower cost in certain markets. As a result of these and other factors, natural gas may not be a competitive source of energy in the markets we intend to serve or elsewhere. The failure of natural gas to be a competitive supply alternative to oil and other alternative energy sources could adversely affect our ability to deliver LNG or natural gas to our customers on a commercial basis, which could have a material adverse effect on our business, ability to realize benefits from future projects, results of operations, financial condition, liquidity and prospects.

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

In addition, these rules and regulations are assessed, managed, administered and enforced by various governmental agencies and bodies, whose actions and decisions could adversely affect our business or operations. In the United States and Puerto Rico, approvals of the Department of Energy (“DOE”) under Section 3 of the NGA, as well as several other material governmental and regulatory permits, approvals and authorizations, including under the CAA and the CWA and their state analogues, may be required in order to construct and operate an LNG facility and export LNG. Permits, approvals and authorizations obtained from the DOE and other federal and state regulatory agencies also contain ongoing conditions, and additional requirements may be imposed. Certain federal permitting processes may trigger the requirements of the National Environmental Policy Act (“NEPA”), which requires federal agencies to evaluate major agency actions that have the potential to significantly impact the environment. Compliance with NEPA may extend the time and/or increase the costs for obtaining necessary governmental approvals associated with our operations and create independent risk of legal challenges to the adequacy of the NEPA analysis, which could result in delays that may adversely affect our business, contracts, financial condition, operating results, cash flow, liquidity and profitability. On July 15, 2020, the White House Council on Environmental Quality issued a final rule revising its NEPA regulations. These regulations have taken legal effect, and although they have been challenged in court, they have not been stayed. The Council on Environmental Quality has announced that it is engaged in an ongoing and comprehensive review of the revised regulations and is assessing whether and how the Council may ultimately undertake a new rulemaking to revise the regulations. The impacts of any such future revisions that may be adopted are uncertain and indeterminable for the foreseeable future. On June 18, 2020, we received an order from FERC, which asked us to explain why our San Juan Facility is not subject to FERC’s jurisdiction under section 3 of the NGA. On March 19, 2021, as upheld on rehearing on July 15, 2021, FERC determined that our San Juan Facility is subject to its jurisdiction and directed us to file an application for authorization to operate the San Juan Facility within 180 days of the order, which was September 15, 2021, but also found that allowing operation of the San Juan Facility to continue during the pendency of an application is in the public interest. The FERC orders were affirmed by the United States Court of Appeals for the District of Columbia Circuit on June 14, 2022. In order to comply with the FERC’s directive, on September 15, 2021, we filed an application for authorization to operate the San Juan Facility, which remains pending.

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

The design, construction and operation of our infrastructure, facilities and businesses, including our FSRUs, FLNG units and LNG carriers, the import and export of LNG, exploration and development activities, and the transportation of natural gas, among others, are highly regulated activities at the national, state and local levels and are subject to various approvals and permits. The process to obtain the permits, approvals and authorizations we need to conduct our business, and the interpretations of those rules, is complex, time-consuming, challenging and varies in each jurisdiction in which we operate. We may be unable to obtain such approvals on terms that are satisfactory for our operations and on a timeline that meets our commercial obligations. Many of these permits, approvals and authorizations require public notice and comment before they can be issued, which can lead to delays to respond to such comments, and even potentially to revise the permit application. We may also be (and have been in select circumstances) subject to local opposition, including citizens groups or non-governmental organizations such as environmental groups, which may create delays and challenges in our permitting process and may attract negative publicity, which may create an adverse impact on our reputation. In addition, such rules change frequently and are often subject to discretionary interpretations, including administrative and judicial challenges by regulators, all of which may make compliance more difficult and may increase the length of time it takes to receive regulatory approval for our operations, particularly in countries where we operate, such as Mexico and Brazil. For example, in Mexico, we have obtained substantially all permits but are awaiting regasification and transmission permits for our power plant and permits necessary to operate our terminal. In connection with our application to the U.S. Maritime Administration ("MARAD") related to our FLNG project off the coast of Louisiana, MARAD announced it had initially paused the statutory 356-day application review timeline on August 16, 2022 pending receipt of additional information, and restarted the timeline on October 28, 2022. MARAD issued a second stop notice on November 23, 2022 and on December 22, 2022, MARAD issued a third data request for supplemental information. Following review of NFE's response to the December 2022 data requests, MARAD extended the stop-clock on February 21, 2023 pending clarification of responses and receipt of additional information. No assurance can be given that we will be able to obtain approval of this application and receive the required permits, approvals and authorizations from governmental and regulatory agencies related to our project on a timely basis or at all. We intend to apply for updated permits for the Pennsylvania Facility with the aim of obtaining these permits to coincide with the commencement of construction activities. We cannot assure if or when we will receive these permits, which are needed prior to commencing certain construction activities related to the facility. Any administrative and judicial challenges can delay and protract the process for obtaining and implementing permits and can also add significant costs and uncertainty. We cannot control the outcome of any review or approval process, including whether or when any such permits and authorizations will be obtained, the terms of their issuance, or possible appeals or other potential interventions by third parties that could interfere with our ability to obtain and maintain such permits and authorizations or the terms thereof. Furthermore, we are developing new technologies and operate in jurisdictions that may lack mature legal and regulatory systems and may experience legal instability, which may be subject to regulatory and legal challenges, instability or clarity of application of laws, rules and regulations to our business and new technology, which can result in difficulties and instability in obtaining or securing required permits or authorizations. There is no assurance that we will obtain and maintain these permits and authorizations on favorable terms, or that we will be able to obtain them on a timely basis, and we may not be able to complete our projects, start or continue our operations, recover our investment in our projects and may be subject to financial penalties or termination under our customer and other agreements, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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
Our results of operations for the year ended December 31, 2022 and the three months ended March 31, 2023, include our Montego Bay Facility, Old Harbour Facility, San Juan Facility, certain industrial end-users and our Miami Facility. In addition, we placed a portion of our La Paz Facility into service in 2022, and our revenue and results of operations have begun to be impacted by operations in Mexico, including agreements with certain power generation facilities in Baja California Sur. Our results for 2022 exclude other developments, including our Puerto Sandino Facility, the Barcarena Facility, Santa Catarina Facility and Ireland Facility. Jamaica, Mexico and Puerto Rico have historically experienced economic volatility and the general condition and performance of their economies, over which we have no control, may affect our business, financial condition and results of operations. Jamaica, Mexico and Puerto Rico are subject to acts of terrorism or sabotage and natural disasters, in particular hurricanes, extreme weather conditions, crime and similar other risks which may negatively impact our operations in the region. See “—Risks Related to the Jurisdictions in Which We Operate—We are subject to the economic, political, social and other conditions in the jurisdictions in which we operate.” We may also be affected by trade restrictions, such as tariffs or other trade controls. Additionally, tourism is a significant driver of economic activity in these geographies and directly and indirectly affects local demand for our LNG and therefore our results of operations. Trends in tourism in these geographies are primarily driven by the economic condition of the tourists’ home country or territory, the condition of their destination, and the availability, affordability and desirability of air travel and cruises. Additionally, unexpected factors could reduce tourism at any time, including local or global economic recessions, terrorism, travel restrictions, pandemics, including the COVID-19 pandemic, severe weather or natural disasters. Due to our current lack of asset and geographic diversification, an adverse development at our operating facilities, in the energy industry or in the economic conditions in these geographies, would have a significantly greater impact on our financial condition and operating results than if we maintained more diverse assets and operating areas.

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

A substantial majority of our revenue is dependent upon our LNG sales to third parties. We operate in the highly competitive industry for LNG and face intense competition from independent, technology-driven companies as well as from both major and other independent oil and natural gas companies and utilities, in the various markets in which we operate and many of which have been in operation longer than us. Various factors relating to competition may prevent us from entering into new or replacement customer contracts on economically comparable terms to existing customer contracts, or at all, including , among others:

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

We are dependent on third-party LNG suppliers and the development of our own portfolio is subject to various risks and assumptions.

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

The development of our own portfolio of LNG is subject to various risks and assumptions. In particular, the estimation of proved gas reserves involves subjective judgements and determinations based on available geological, technical, contractual, and economic information. Estimates can change over time because of new information from production or drilling activities, changes in economic factors, such as oil and gas prices, alterations in the regulatory policies of host governments, or other events. Estimates also change to reflect acquisitions, divestments, new discoveries, extensions of existing fields and mines, and improved recovery techniques. Published proved gas reserves estimates could also be subject to correction because of errors in the application of rules and changes in guidance. Downward adjustments could indicate lower future production volumes and could also lead to impairment of assets. This could have a material adverse effect on our business, operating results, cash flows and liquidity.

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

On an ongoing basis, we engage with lenders and other financial institutions in an effort to improve our liquidity and capital resources. As of December 31, 2022 and March 31, 2023, we had approximately $4.5 billion and $5.3 billion, respectively, aggregate principal amount of indebtedness outstanding on a consolidated basis. The terms and conditions of our indebtedness include restrictive covenants that may limit our ability to operate our business, to incur or refinance our debt, engage in certain transactions, and require us to maintain certain financial ratios, among others, any of which may limit our ability to finance future operations and capital needs, react to changes in our business and in the economy generally, and to pursue business opportunities and activities. If we fail to comply with any of these restrictions or are unable to pay our debt service when due, our debt could be accelerated or cross-accelerated, and we cannot assure you that we will have the ability to repay such accelerated debt. Any such default could also have adverse consequences to our status and reporting requirements, reducing our ability to quickly access the capital markets. Our ability to service our existing and any future debt will depend on our performance and operations, which is subject to factors that are beyond our control and compliance with covenants in the agreements governing such debt. We may incur additional debt to fund our business and strategic initiatives. If we incur additional debt and other obligations, the risks associated with our substantial leverage and the ability to service such debt would increase, which could have a material adverse effect on our business, results of operation and financial condition.

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

We test our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Significant negative industry or economic trends, decline of our market capitalization, reduced estimates of future cash flows for our business segments or disruptions to our business, or adverse actions by governmental entities, changes to regulation or legislation could lead to an impairment charge of our long-lived assets. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. Projections of future operating results and cash flows may vary significantly from results. In addition, if our analysis results in an impairment to our long-lived assets, we may be required to record a charge to earnings in our condensed consolidated financial statements during a period in which such impairment is determined to exist, which may negatively impact our operating results.

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

Any failure in environmental, social, health and safety performance from our operations may result in an event that causes personal harm or injury to our employees, other persons, and/or the environment, as well as the imposition of injunctive relief and/or penalties or fines for non-compliance with relevant regulatory requirements or litigation. Such a failure, or a similar failure elsewhere in the energy industry (including, in particular, LNG liquefaction, storage, transportation or regasification operations), could generate public concern, which may lead to new laws and/or regulations that would impose more stringent requirements on our operations, have a corresponding impact on our ability to obtain permits and approvals, and otherwise jeopardize our reputation or the reputation of our industry as well as our relationships with relevant regulatory agencies and local communities. As the owner and operator of our facilities and owner or charterer of our vessels, we may be liable, without regard to fault or the lawfulness of the original conduct, for the release of certain types or quantities of hazardous substances into the environment at or from our facilities and for any resulting damage to natural resources, which could result in substantial liabilities, fines and penalties, capital expenditures related to cleanup efforts and pollution control equipment, and restrictions or curtailment of our operations. Any such liabilities, fines and penalties that exceed the limits of our insurance coverage. See “—Our insurance may be insufficient to cover losses that may occur to our property or result from our operations.” Individually or collectively, these developments could adversely impact our ability to expand our business, including into new markets.

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

Indigenous Communities. Indigenous communities—including, in Brazil, Afro-indigenous (“Quilombola”) communities—are subject to certain protections under international and national laws. Brazil has ratified the International Labor Organization’s Indigenous and Tribal Peoples Convention (“ILO Convention 169”), which states that governments are to ensure that members of tribes directly affected by legislative or administrative measures, including the grant of government authorizations, such as are required for our Brazilian operations, are consulted through appropriate procedures and through their representative institutions, particularly using the principle of consultation and participation of indigenous and traditional communities under the basis of free, prior, and informed consent (“FPIC”). Brazilian law does not specifically regulate the FPIC process for indigenous and traditional people affected by undertakings, nor does it set forth that individual members of an affected community shall render their FPIC on an undertaking that may impact them. However, in order to obtain certain environmental licenses for our operations, we are required to comply with the requirements of, consult with, and obtain certain authorizations from a number of institutions regarding the protection of indigenous interests: IBAMA, local environmental authorities in the localities in which we operate, the Federal Public Prosecutor’s Office and the National Indian Foundation (Fundação Nacional do Índio or “FUNAI”) (for indigenous people) or Palmares Cultural Foundation (Fundação Cultural Palmares) (for Quilombola communities).

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

In particular, development of offshore operations of natural gas and LNG are subject to extensive environmental, industry, maritime and social regulations. For example, any development and future operation of the potential Lakach project, which would be developed as a deepwater natural gas field in Mexico, as well as the development of a new FLNG hub off the coast of Altamira, State of Tamaulipas, would be subject to regulation by Mexico’s Ministry of Energy (Secretaría de Energía) (“SENER”), Mexico's National Hydrocarbon Commission (“CNH”), the National Agency of Industrial Safety and Environmental Protection of the Hydrocarbons Sector (“ASEA”), among other relevant Mexican regulatory bodies. The laws and regulations governing activities in the Mexican energy sector have undergone significant reformation over the past decade, and the legal regulatory framework continues to evolve as SENER, the CNH and other Mexican regulatory bodies issue new regulations and guidelines as the industry develops. Such regulations are subject to change, so it is possible that SENER, the CNH or other Mexican regulatory bodies may impose new or revised requirements that could increase our operating costs and/or capital expenditures for operations in Mexican offshore waters. In addition, our operations in waters off the coast of Mexico are subject to regulation by ASEA. The laws and regulations governing the protection of health, safety and the environment from activities in the Mexican energy sector are also relatively new, having been significantly reformed in 2013 and 2014, and the legal regulatory framework continues to evolve as ASEA and other Mexican regulatory bodies issue new regulations and guidelines as the industry modernizes and adapts to market changes. Such regulations are subject to change, and it is possible that ASEA or other Mexican regulatory bodies may impose new or revised requirements that could increase our operating costs and/or capital expenditures for operations in Mexican offshore waters.

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

While our condensed consolidated financial statements are presented in U.S. dollars, we generate revenues and incur operating expenses and indebtedness in local currencies in the countries where we operate, such as, among others, the euro, the Mexican peso and the Brazilian real. The amount of our revenues denominated in a particular currency in a particular country typically varies from the amount of expenses or indebtedness incurred by our operations in that country given that certain costs may be incurred in a currency different from the local currency of that country, such as the U.S. dollar. Therefore, fluctuations in exchange rates used to translate other currencies into U.S. dollars could result in potential losses and reductions in our margins resulting from currency fluctuations, which may impact our reported consolidated financial condition, results of operations and cash flows from period to period. These fluctuations in exchange rates will also impact the value of our investments and the return on our investments. Additionally, some of the jurisdictions in which we operate may limit our ability to exchange local currency for U.S. dollars and elect to intervene by implementing exchange rate regimes, including sudden devaluations, periodic mini devaluations, exchange controls, dual exchange rate markets and a floating exchange rate system. There can be no assurance that non-U.S. currencies will not be subject to volatility and depreciation or that the current exchange rate policies affecting these currencies will remain the same. For example, the Mexican peso and the Brazilian real have experienced significant fluctuations relative to the U.S. dollar in the past. We may choose not to hedge, or we may not be effective in efforts to hedge, this foreign currency risk. See “—Risks Related to our Business—Any use of hedging arrangements may adversely affect our future operating results or liquidity.” Depreciation or volatility of these currencies against the U.S. dollar could cause counterparties to be unable to pay their contractual obligations under our agreements or to lose confidence in us and may cause our expenses to increase from time to time relative to our revenues as a result of fluctuations in exchange rates, which could affect the amount of net income that we report in future periods.

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

Affiliates of certain entities controlled by Wesley R. Edens, Randal A. Nardone and affiliates of Fortress Investment Group LLC (“Founder Entities”), together with affiliates of Energy Transition Holdings LLC, hold a majority of the voting power of our stock. In addition, pursuant to the Shareholders’ Agreement, dated as of February 4, 2019, by and among the Company and the respective parties thereto (the “Shareholders’ Agreement”), the Founder Entities currently have the right to nominate a majority of the members of our Board of Directors. Furthermore, the Shareholders’ Agreement provides that the parties thereto will use their respective reasonable efforts (including voting or causing to be voted all of the Company’s voting shares beneficially owned by each) to cause to be elected to the Board, and to cause to continue to be in office the director nominees selected by the Founder Entities. Affiliates of Energy Transition Holdings LLC are parties to the Shareholders’ Agreement and as of March 31, 2023 hold approximately 12.5% of the voting power of our stock. As a result, we are a controlled company within the meaning of the Nasdaq corporate governance standards. Under Nasdaq rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a controlled company and may elect not to comply with certain Nasdaq corporate governance requirements, including the requirements that:

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

As of March 31, 2023, affiliates of the Founder Entities own an aggregate of approximately 87,136,768 shares of Class A common stock, representing approximately 42.6% of our voting power, and affiliates of Energy Transition Holdings LLC, party to the Shareholders' Agreement, own an aggregate of approximately 25,559,846 shares of our Class A common stock, representing approximately 12.5% of the voting power of our Class A common stock. The beneficial ownership of greater than 50% of our voting stock means affiliates of the Founder Entities and Energy Transition Holdings LLC are able to control matters requiring stockholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our Class A common stock will be able to affect the way we are managed or the direction of our business. The interests of these parties with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders, including holders of the Class A common stock.

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

Our Certificate of Incorporation and By- Laws authorize our board of directors to issue preferred stock without stockholder approval in one or more series, designate the number of stock constituting any series, and fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. If our board of directors elects to issue preferred stock, it could be more difficult for a third party to acquire us. In addition, some provisions of our Certificate of Incorporation and By-Laws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our securityholders. These provisions include:

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

We have been and may be involved in legal proceedings and may experience unfavorable outcomes.

We have been and may in the future be subject to material legal proceedings in the course of our business or otherwise, including, but not limited to, actions relating to contract disputes, business practices, intellectual property, real estate and leases, and other commercial, tax, regulatory and permitting matters. Such legal proceedings may involve claims for substantial amounts of money or for other relief or might necessitate changes to our business or operations, and the defense of such actions may be both time-consuming and expensive. Moreover, the process of litigating requires substantial time, which may distract our management. Even if we are successful, any litigation may be costly, and may approximate the cost of damages sought. These actions could also expose us to adverse publicity, which might adversely affect our reputation and therefore, our results of operations. Further, if any such proceedings were to result in an unfavorable outcome, it could have an adverse effect on our business, financial position and results of operations.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) None.

Some of our operating subsidiaries, joint venture and special purpose entities are subject to restrictive covenants related to their indebtedness, including restrictions on dividend distributions. For information on our long-term debt obligations and debt and lease restrictions, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-Term Debt and Preferred Stock —Debt and lease restrictions.”
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
Not applicable.
Item 6.    Exhibits.

Exhibit Number	Description

3.1	Certificate of Conversion of New Fortress Energy Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2020).

3.2	Certificate of Incorporation of New Fortress Energy Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2020).

3.3	Bylaws of New Fortress Energy Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2020).

10.1†	New Fortress Energy LLC 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on February 4, 2019).

10.2†	Form of Director Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on December 24, 2018).

10.3†	Restricted Share Unit Award Agreement under the Amended and Restated New Fortress Energy Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 8, 2022).

10.4	Shareholders’ Agreement, dated February 4, 2019, by and among New Fortress Energy LLC, New Fortress Energy Holdings LLC, Wesley R. Edens and Randal A. Nardone (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.5	Administrative Services Agreement, dated February 4, 2019, by and between New Fortress Intermediate LLC and FIG LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.6†	Indemnification Agreement (Edens) (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.7†	Indemnification Agreement (Guinta) (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.8†	Indemnification Agreement (Catterall) (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.9†	Indemnification Agreement (Grain) (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.10†	Indemnification Agreement (Griffin) (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.11†	Indemnification Agreement (Mack) (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.12†	Indemnification Agreement (Nardone) (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.13†	Indemnification Agreement (Wanner) (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.14†	Indemnification Agreement (Wilkinson) (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.15	Indemnification Agreement (Jay ).

10.16†	Indemnification Agreement, dated as of March 17, 2019, by and between New Fortress Energy LLC and Yunyoung Shin (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 26, 2019).

10.17	Letter Agreement, dated as of December 3, 2019, by and between NFE Management LLC and Yunyoung Shin. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2020).

10.18	Letter Agreement, dated as of March 14, 2017, by and between NFE Management LLC and Christopher S. Guinta (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.19	Indenture, dated September 2, 2020, by and among the Company, the subsidiary guarantors from time to time party thereto, and U.S. Bank National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 2, 2020).

10.20	Pledge and Security Agreement, dated September 2, 2020, by and among the Company, the subsidiary guarantors from time to time party thereto, and U.S. Bank National Association, as notes collateral agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 2, 2020).

10.21	First Supplemental Indenture, dated December 17, 2020, by and among the Company, the subsidiary guarantors from time to time party thereto and U.S. Bank National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 18, 2020).

10.22	Second Supplemental Indenture, dated as of March 1, 2021, between NFE US Holdings LLC, as Guaranteeing Subsidiary, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.23	Third Supplemental Indenture, dated as of June 11, 2021, between Golar GP LLC (now known as NFE GP LLC), as Guaranteeing Subsidiary, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.24	Fourth Supplemental Indenture, dated as of September 13, 2021, between NFE Mexico Power Holdings Limited and NFE Mexico Terminal Holdings Limited, as Guaranteeing Subsidiaries, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.25	Fifth Supplemental Indenture, dated as of November 24, 2021, between NFE International Shipping LLC, NFE Global Shipping LLC, NFE Grand Shipping LLC and NFE International Holdings Limited, as Guaranteeing Subsidiaries, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.26	Sixth Supplemental Indenture, dated as of March 23, 2022, between NFE UK Holdings Limited, NFE Global Holdings Limited and NFE Bermuda Holdings Limited, as Guaranteeing Subsidiaries, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.27	Seventh Supplemental Indenture, dated as of December 27, 2022, between NFE Andromeda Chartering LLC, as Guaranteeing Subsidiary, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.28	Indenture, dated April 12, 2021, by and among the Company, the subsidiary guarantors from time to time party thereto, and U.S. Bank National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 12, 2021).

10.29	Pledge and Security Agreement, dated April 12, 2021, by and among the Company, the subsidiary guarantors, from time to time party thereto, and U.S. Bank National Association, as notes collateral agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 12, 2021).

10.30	First Supplemental Indenture, dated as of June 11, 2021, between Golar GP LLC (now known as NFE GP LLC), as Guaranteeing Subsidiary, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.31	Second Supplemental Indenture, dated as of September 13, 2021, between NFE Mexico Power Holdings Limited and NFE Mexico Terminal Holdings Limited, as Guaranteeing Subsidiaries, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.32	Third Supplemental Indenture, dated as of November 24, 2021, between NFE International Shipping LLC, NFE Global Shipping LLC, NFE Grand Shipping LLC and NFE International Holdings Limited, as Guaranteeing Subsidiaries, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.33	Fourth Supplemental Indenture, dated as of March 23, 2022, between NFE UK Holdings Limited, NFE Global Holdings Limited and NFE Bermuda Holdings Limited, as Guaranteeing Subsidiaries, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.34	Fifth Supplemental Indenture, dated as of December 27, 2022, between NFE Andromeda Chartering LLC, as Guaranteeing Subsidiary, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.35	Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and Morgan Stanley Senior Funding, Inc,. as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 21, 2021).

10.36
First amendment to Credit Agreement, dated as of July 16, 2021 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time partly thereto, the several lenders and issuing banks from time to time partly thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2022).

10.37	Second Amendment to Credit Agreement, dated as of February 28, 2022 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2022).

10.38	Third Amendment to Credit Agreement, dated as of May 4, 2022 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-Q, filed with the SEC on May 6, 2022).

10.39	Fourth Amendment to Credit Agreement, dated as of February 7, 2023 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.40	Omnibus Agreement, dated as of April 15, 2021, by and among the Company, GLNG and certain other parties thereto (incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2021).

10.41	Indemnity Agreement, dated as of April 15, 2021, by and among the Company, GLNG, and certain affiliates of Stonepeak (incorporated by reference to Exhibit 10.31 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2021).

10.42	Omnibus Agreement, dated as of April 15, 2021, by and among the Company, GMLP, GLNG and certain parties thereto (incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2021).

10.43	Tax Indemnification Agreement, dated as of April 15, 2021, by and between NFE International and GLNG (incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2021).

10.44#
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

10.45
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

10.46
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

10.47[1]	Incremental Joinder Agreement Regarding to Uncommitted Letter of Credit and Reimbursement Agreement, dated February 6, 2023, by and among New Fortress Energy Inc., the guarantors party thereto, Natixis, New York Branch, as Administrative Agent and as Issuing Bank, Credit Agricole Corporate and Investment Bank, as Issuing Bank, and Sumitomo Mitsui Banking Corporation, as Issuing Bank (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.48	Underwriting Agreement, dated December 14, 2022, by and among New Fortress Energy Inc., Energy Transition Holdings LLC and J.P. Morgan Securities LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 16, 2022).

31.1*	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document
1

101.PRE*	Inline XBRL Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101
* Filed as an exhibit to this Quarterly Report.
** Furnished as an exhibit to this Quarterly Report.
† Compensatory plan or arrangement.
# Portions of the exhibit (indicated by asterisks) have been omitted in pursuant to Item 601 (b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW FORTRESS ENERGY INC.

Date: May 4, 2023

	By:	/s/ Wesley R. Edens

	Name:	Wesley R. Edens

	Title:	Chief Executive Officer and Chairman

(Principal Executive Officer)
Date: May 4, 2023

	By:	/s/ Christopher S. Guinta

	Name:	Christopher S. Guinta

	Title:	Chief Financial Officer

(Principal Financial Officer)
Date: May 4, 2023

	By:	/s/ Yunyoung Shin

	Name:	Yunyoung Shin

	Title:	Chief Accounting Officer

(Principal Accounting Officer)