Form 10-Q
period 2023-06-30
New Fortress Energy Inc.
filed 2023-08-08
CIK 1749723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
As of August 4, 2023, the registrant had 205,031,406 shares of Class A common stock outstanding.

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

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements.
New Fortress Energy Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2023 and December 31, 2022
(Unaudited, in thousands of U.S. dollars, except share amounts)

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$104,342	$675,492
Restricted cash	100,513	165,396
Receivables, net of allowances of $805 and $884, respectively	275,292	280,313
Inventory	128,411	39,070
Prepaid expenses and other current assets, net	105,133	226,883
Total current assets	713,691	1,387,154

Construction in progress	4,593,132	2,418,608
Property, plant and equipment, net	2,161,930	2,116,727
Equity method investments	138,569	392,306
Right-of-use assets	504,299	377,877
Intangible assets, net	74,540	85,897
Goodwill	776,760	776,760
Deferred tax assets, net	8,074	8,074
Other non-current assets, net	164,244	141,679
Total assets	$9,135,239	$7,705,082

Liabilities
Current liabilities
Current portion of long-term debt and short-term borrowings	$366,945	$64,820
Accounts payable	602,759	80,387
Accrued liabilities	821,137	1,162,412
Current lease liabilities	133,431	48,741
Other current liabilities	143,598	52,878
Total current liabilities	2,067,870	1,409,238

Long-term debt	5,064,188	4,476,865
Non-current lease liabilities	349,331	302,121
Deferred tax liabilities, net	27,192	25,989
Other long-term liabilities	75,783	49,010
Total liabilities	7,584,364	6,263,223

Commitments and contingencies (Note 19)

Stockholders’ equity
Class A common stock, $0.01 par value, 750 million shares authorized, 205.0 million issued and outstanding as of June 30, 2023; 208.8 million issued and outstanding as of December 31, 2022	2,050	2,088
Additional paid-in capital	1,039,201	1,170,254
Retained earnings	290,564	62,080
Accumulated other comprehensive income	74,346	55,398
Total stockholders’ equity attributable to NFE	1,406,161	1,289,820
Non-controlling interest	144,714	152,039
Total stockholders’ equity	1,550,875	1,441,859
Total liabilities and stockholders’ equity	$9,135,239	$7,705,082
The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the three and six months ended June 30, 2023 and 2022
(Unaudited, in thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Operating revenue	$494,619	$497,240	$996,307	$897,315
Vessel charter revenue	65,840	75,134	142,364	167,554
Other revenue	886	12,481	1,805	25,104
Total revenues	561,345	584,855	1,140,476	1,089,973

Operating expenses
Cost of sales (exclusive of depreciation and amortization shown separately below)	225,768	272,401	410,706	480,699
Vessel operating expenses	11,443	18,628	24,734	41,592
Operations and maintenance	33,697	20,490	60,368	43,658
Selling, general and administrative	55,803	50,310	107,941	98,351
Transaction and integration costs	1,554	4,866	2,048	6,767
Depreciation and amortization	42,115	36,356	76,490	70,646
Asset impairment expense	—	48,109	—	48,109
Total operating expenses	370,380	451,160	682,287	789,822
Operating income	190,965	133,695	458,189	300,151
Interest expense	64,396	47,840	136,069	92,756
Other (income) expense, net	(6,584)	(22,102)	18,421	(41,827)
Income before income from equity method investments and income taxes	133,153	107,957	303,699	249,222
Income (loss) from equity method investments	2,269	(372,927)	12,249	(322,692)
Tax provision (benefit)	15,322	(86,539)	44,282	(136,220)
Net income (loss)	120,100	(178,431)	271,666	62,750
Net (income) loss attributable to non-controlling interest	(852)	8,666	(2,212)	5,754
Net income (loss) attributable to stockholders	$119,248	$(169,765)	$269,454	$68,504

Net income (loss) per share – basic	$0.58	$(0.81)	$1.30	$0.33
Net income (loss) per share – diluted	$0.58	$(0.81)	$1.29	$0.33

Weighted average number of shares outstanding – basic	205,045,121	209,669,188	206,867,828	209,797,133
Weighted average number of shares outstanding – diluted	205,711,467	209,669,188	207,534,174	209,810,647

Other comprehensive income (loss):
Net income (loss)	$120,100	$(178,431)	$271,666	$62,750
Currency translation adjustment	16,908	(39,703)	19,049	81,127
Comprehensive income (loss)	137,008	(218,134)	290,715	143,877
Comprehensive (income) loss attributable to non-controlling interest	(758)	9,812	(2,313)	4,944
Comprehensive income (loss) attributable to stockholders	$136,250	$(208,322)	$288,402	$148,821
The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three and six months ended June 30, 2023 and 2022
(Unaudited, in thousands of U.S. dollars, except share amounts)

	Class A common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Non- controlling interest	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2022	208,770,088	$2,088	$1,170,254	$62,080	$55,398	$152,039	$1,441,859
Net income	—	—	—	150,206	—	1,360	151,566
Other comprehensive income	—	—	—	—	1,946	195	2,141
Cancellation of shares	(4,100,000)	(41)	(122,713)	—	—	—	(122,754)
Dividends	—	—	—	(20,467)	—	(3,019)	(23,486)
Balance as of March 31, 2023	204,670,088	$2,047	$1,047,541	$191,819	$57,344	$150,575	$1,449,326
Net income	—	—	—	119,248	—	852	120,100
Other comprehensive income (loss)	—	—	—	—	17,002	(94)	16,908
Share-based compensation expense	—	—	1,179	—	—	—	1,179
Issuance of shares for vested share-based compensation awards	689,401	3	—	—	—	—	3
Shares withheld from employees related to share-based compensation, at cost	(328,083)	—	(9,519)	—	—	—	(9,519)
Dividends	—	—	—	(20,503)	—	(6,619)	(27,122)
Balance as of June 30, 2023	205,031,406	$2,050	$1,039,201	$290,564	$74,346	$144,714	$1,550,875

	Class A common stock		Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive income (loss)	Non- controlling interest	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2021	206,863,242	$2,069	$1,923,990	$(132,399)	$(2,085)	$202,479	$1,994,054
Net income	—	—	—	238,269	—	2,912	241,181
Other comprehensive income	—	—	—	—	118,874	1,956	120,830
Share-based compensation expense	—	—	880	—	—	—	880
Issuance of shares for vested RSUs	1,121,255	7	—	—	—	—	7
Shares withheld from employees related to share-based compensation, at cost	(442,146)	—	(15,274)	—	—	—	(15,274)
Dividends	—	—	(20,754)	—	—	(3,019)	(23,773)
Balance as of March 31, 2022	207,542,351	$2,076	$1,888,842	$105,870	$116,789	$204,328	$2,317,905
Net income (loss)	—	—	—	(169,765)	—	(8,666)	(178,431)
Other comprehensive (loss)	—	—	—	—	(38,557)	(1,146)	(39,703)
Share-based compensation expense	—	—	358	—	—	—	358
Issuance of shares for vested RSUs	13,898	—	—	—	—	—	—
Dividends	—	—	(20,582)	—	—	(7,019)	(27,601)
Balance as of June 30, 2022	207,556,249	$2,076	$1,868,618	$(63,895)	$78,232	$187,497	$2,072,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy Inc.
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2023 and 2022
(Unaudited, in thousands of U.S. dollars)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$271,666	$62,750
Adjustments for:
Depreciation and amortization	76,949	71,172
(Earnings) losses of equity method investees	(12,249)	322,692
Drydocking expenditure	—	(12,439)
Dividends received from equity method investees	5,830	14,859
Change in market value of derivatives	572	(9,798)
Deferred taxes	—	(178,109)
Asset impairment expense	—	48,109
Earnings recognized from vessels chartered to third parties transferred to Energos	(71,536)	—
Loss on the disposal of equity method investment	37,401	—
Other	12,435	6,808
Changes in operating assets and liabilities:
(Increase) in receivables	(14,532)	(123,843)
(Increase) in inventories	(60,710)	(35,167)
Decrease (increase) in other assets	63,576	(58,949)
Decrease in right-of-use assets	40,655	35,265
Increase in accounts payable/accrued liabilities	75,746	71,603
(Decrease) in lease liabilities	(38,885)	(31,352)
Increase (decrease) in other liabilities	116,959	(12,668)
Net cash provided by operating activities	503,877	170,933

Cash flows from investing activities
Capital expenditures	(1,465,642)	(441,708)
Sale of equity method investment	100,000	—
Other investing activities	(1,450)	—
Net cash used in investing activities	(1,367,092)	(441,708)

Cash flows from financing activities
Proceeds from borrowings of debt	919,625	437,917
Payment of deferred financing costs	(6,659)	(4,805)
Repayment of debt	—	(146,030)
Payments related to tax withholdings for share-based compensation	(9,519)	(13,054)
Payment of dividends	(676,918)	(47,374)
Other financing activities	(3,946)	—
Net cash provided by financing activities	222,583	226,654
Impact of changes in foreign exchange rates on cash and cash equivalents	1,608	(2,018)
Net decrease in cash, cash equivalents and restricted cash	(639,024)	(46,139)
Cash, cash equivalents and restricted cash – beginning of period	855,083	264,030
Cash, cash equivalents and restricted cash – end of period	$216,059	$217,891

Supplemental disclosure of non-cash investing and financing activities:
Changes in accounts payable and accrued liabilities associated with construction in progress and property, plant and equipment additions	$732,858	$5,302
Principal payments on financing obligation to Energos by third party charterers	(32,836)	—
Shares received in Hilli Exchange	(122,754)	—
Repurchase obligation	$24,320	$—

The following table identifies the balance sheet line-items included in Cash and cash equivalents, Current restricted cash, and Non-current restricted cash presented in the Condensed Consolidated Statement of Cash Flows:

	Six Months Ended June 30,
	2023	2022
Cash and cash equivalents	$104,342	$138,329
Current restricted cash	100,513	71,602
Non-current restricted cash	—	7,960
Cash and cash equivalents classified as held for sale	11,204	—
Cash, cash equivalents and restricted cash – end of period	$216,059	$217,891
Cash and cash equivalents includes $11,204 which has been classified as assets held for sale and included in Other non-current assets on the condensed consolidated balance sheets.

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
4. Revenue recognition
Operating revenue in the condensed consolidated statements of operations and comprehensive income (loss) includes revenue from sales of LNG and natural gas as well as outputs from the Company’s natural gas-fueled power generation facilities, including power and steam, and the sale of LNG cargos. For the three and six months ended June 30, 2023, the Company recognized LNG cargo sales to customers of $267,777 and $617,138, respectively, which includes $162,500 and $332,000 of contract settlements, respectively. LNG cargo sales for the three and six months ended June 30, 2022 were $309,030 and $594,201, respectively.

Under most customer contracts, invoicing occurs once the Company’s performance obligations have been satisfied, at which point payment is unconditional. As of June 30, 2023 and December 31, 2022, receivables related to revenue from contracts with customers totaled $269,973 and $280,382, respectively, and were included in Receivables, net on the condensed consolidated balance sheets, net of current expected credit losses of $805 and $884, respectively. Other items included in Receivables, net not related to revenue from contracts with customers represent leases, which are accounted for outside the scope of ASC 606, and receivables associated with reimbursable costs.
Contract assets are comprised of the transaction price allocated to completed performance obligations that will be billed to customers in subsequent periods. The Company has recognized contract liabilities, comprised of unconditional payments due or paid under the contracts with customers prior to the Company’s satisfaction of the related performance obligations. The contract liabilities and contract assets balances as of June 30, 2023 and December 31, 2022 are detailed below:

	June 30, 2023	December 31, 2022
Contract assets, net - current	$8,414	$8,083
Contract assets, net - non-current	24,379	28,651
Total contract assets, net	$32,793	$36,734

Contract liabilities	$91,771	$12,748

Revenue recognized in the year from:
Amounts included in contract liabilities at the beginning of the year	$12,613	$2,951
Contract assets are presented net of expected credit losses of $351 and $401 as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022, contract assets was comprised of $32,603 and $36,483 of unbilled receivables, respectively, which represent unconditional rights to payment only subject to the passage of time.
Contract liabilities increased during the six months ended June 30, 2023 due to upfront payments received under the Company's contracts in Puerto Rico to provide temporary power and to operate and maintain PREPA's power generation assets. These payments will be recognized as revenue over the expected term of these contracts.
The Company has recognized costs to fulfill contracts with customers, which primarily consist of expenses required to enhance resources to deliver under agreements with these customers. These costs can include set-up and mobilization costs incurred ahead of the service period, and such costs will be recognized on a straight-line basis over the expected terms of the agreements. As of June 30, 2023, the Company has capitalized $26,349 of which $2,104 of these costs is presented within Prepaid expenses and other current assets, net and $24,245 is presented within Other non-current assets, net on the condensed consolidated balance sheets. As of December 31, 2022, the Company had capitalized $10,377, of which $604 of these costs was presented within Prepaid expenses and other current assets, net and $9,773 was presented within Other non-current assets, net on the condensed consolidated balance sheets.
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

Period	Revenue
Remainder of 2023	$846,988
2024	2,043,173
2025	1,355,952
2026	525,753
2027	522,876
Thereafter	7,988,459
Total	$13,283,201
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
Lessor arrangements
Property, plant and equipment subject to vessel charters accounted for as operating leases is included within Vessels within "Note 12 Property, plant and equipment, net." Vessels included in the Energos Formation Transaction (defined below in "Note 10 Equity method investments"), including those vessels chartered to third parties, continue to be recognized on the condensed consolidated balance sheet. The carrying amount of these vessels that are leased to third parties under operating leases is as follows:

	June 30, 2023	December 31, 2022
Property, plant and equipment	$902,839	$1,292,957
Accumulated depreciation	(74,615)	(80,233)
Property, plant and equipment, net	$828,224	$1,212,724
The components of lease income from vessel operating leases for the three and six months ended June 30, 2023 and 2022 are shown below. As the Company has not recognized the sale of all of the vessels included in the Energos Formation Transaction, the operating lease income shown below for the three and six months ended June 30, 2023 is comprised of revenue from third-party charters of vessels included in the Energos Formation Transaction.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease income	$65,840	$71,682	$142,364	$151,904
Variable lease income	—	668	—	11,232
Total operating lease income	$65,840	$72,350	$142,364	$163,136
Prior to the completion of the Energos Formation Transaction, the Company's charter of the Nanook was accounted for as a finance lease, and the Company recognized interest income of $11,545 and $23,126 for the three and six months ended June 30, 2022, respectively, related to this finance lease, which was presented within other revenue in the condensed consolidated statements of operations and comprehensive income (loss). The Company also recognized revenue of $2,784 and $4,418 for the three and six months ended June 30, 2022, respectively, related to the operation and services agreement and variable charter revenue within Vessel charter revenue in the condensed consolidated statements of operations and comprehensive income (loss). The Company recognized the sale of the net investment in the finance lease of the Nanook as part of the Energos Formation Transaction.
Subsequent to the Energos Formation Transaction, all cash receipts on vessel charters, including the finance lease of the Nanook, will be received by Energos. As such, there are no future cash receipts from operating leases, and the future cash receipts from other finance leases are not significant as of June 30, 2023.

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
As of June 30, 2023 and December 31, 2022, ROU assets, current lease liabilities and non-current lease liabilities consisted of the following:

	June 30, 2023	December 31, 2022
Operating right-of-use-assets	$442,192	$355,883
Finance right-of-use-assets (1)	62,107	21,994
Total right-of-use assets	$504,299	$377,877

Current lease liabilities:
Operating lease liabilities	$105,739	$44,371
Finance lease liabilities	27,692	4,370
Total current lease liabilities	$133,431	$48,741
Non-current lease liabilities:
Operating lease liabilities	$319,240	$290,899
Finance lease liabilities	30,091	11,222
Total non-current lease liabilities	$349,331	$302,121
(1) Finance lease ROU assets are recorded net of accumulated amortization of $9,693 and $2,134 as of June 30, 2023 and December 31, 2022, respectively.
For the three and six months ended June 30, 2023 and 2022, the Company’s operating lease cost recorded within the condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fixed lease cost	$22,858	$20,413	$39,226	$38,913
Variable lease cost	1,004	466	1,601	936
Short-term lease cost	2,370	1,897	5,919	6,122

Lease cost - Cost of sales	$15,137	$20,112	$30,891	$41,015
Lease cost - Operations and maintenance	9,207	844	12,048	1,609
Lease cost - Selling, general and administrative	1,888	1,820	3,807	3,347
For the three months ended June 30, 2023 and 2022, the Company has capitalized $14,449 and $2,973 of lease costs, respectively. For the six months ended June 30, 2023 and 2022, the Company has capitalized $18,705 and $11,215 of lease costs, respectively. Capitalized costs include vessels and port space used during the commissioning of development projects. Short-term lease costs for vessels chartered by the Company to transport inventory from a supplier’s facilities to the Company’s storage locations are capitalized to inventory.
The Company has leases of turbines, ISO tanks and a parcel of land that transfer the ownership in underlying assets to the Company at the end of the lease, and these leases are treated as finance leases. For the three and six months ended June 30, 2023 and 2022, the Company’s finance interest expense and amortization recorded in Interest expense and Depreciation and amortization, respectively, within the condensed consolidated statements of operations and comprehensive income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest expense related to finance leases	$1,218	$218	$1,686	$447
Amortization of right-of-use asset related to finance leases	5,771	380	7,560	759
Cash paid for operating leases is reported in operating activities in the condensed consolidated statements of cash flows. Supplemental cash flow information related to leases was as follows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Cash outflows for operating lease liabilities	$61,506	$52,254
Cash outflows for finance lease liabilities	5,589	2,554
Right-of-use assets obtained in exchange for new operating lease liabilities	126,863	134,075
Right-of-use assets obtained in exchange for new finance lease liabilities	47,672	—
The future payments due under operating and finance leases as of June 30, 2023 are as follows:

	Operating Leases	Financing Leases
Due remainder of 2023	$67,316	$16,095
2024	136,911	29,997
2025	74,914	12,427
2026	52,013	3,041
2027	51,547	436
Thereafter	185,473	943
Total lease payments	$568,174	$62,939
Less: effects of discounting	143,195	5,156
Present value of lease liabilities	$424,979	$57,783

Current lease liability	$105,739	$27,692
Non-current lease liability	319,240	30,091
As of June 30, 2023, the weighted average remaining lease term for operating leases was 6.4 years and finance leases was 2.4 years. Because the Company generally does not have access to the rate implicit in the lease, the incremental borrowing rate is utilized as the discount rate. The weighted average discount rate associated with operating leases as of June 30, 2023 was 8.8% and as of December 31, 2022 was 8.5%. The weighted average discount rate associated with finance leases as of June 30, 2023 was 8.3% and as of December 31, 2022 was 5.1%.

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
In January 2023, the Company entered into a commodity swap transaction. Mark-to-market unrealized gains of $2,816 for the three months ended June 30, 2023 and losses of $2,914 for the six months ended June 30, 2023 on this instrument have been recognized in Cost of sales in the condensed consolidated statements of operations and comprehensive income (loss).
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
The mark-to-market gain or loss on the interest rate swap and other derivative instruments that are not intended to mitigate commodity risk are reported in Other (income) expense, net in the condensed consolidated statements of operations and comprehensive income (loss).
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
The Company uses the market approach when valuing investment in equity securities which is recorded in Other non-current assets on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022.
The Company uses the income approach when valuing the following financial instruments:

◦Interest rate swap - The Company did not have any interest rate swaps outstanding as of June 30, 2023. As of December 31, 2022, the Company had an interest rate swap that was recorded within Other non-current assets on the condensed consolidated balance sheets.
◦The liability and asset associated with commodity swaps are recorded within Other current liabilities and Prepaid expenses and other current assets on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively.
◦Contingent consideration derivative liability represents consideration due to the sellers in asset acquisitions when certain contingent events occur. The liabilities associated with these derivative liabilities are recorded within Other current liabilities and Other long-term liabilities on the condensed consolidated balance sheets based on the timing of expected settlement.
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
The following table presents the Company’s financial assets and financial liabilities, including those that are measured at fair value, as of June 30, 2023 and December 31, 2022:

	Level 1	Level 2	Level 3	Total
June 30, 2023
Assets
Investment in equity securities	$12,789	$—	$7,678	$20,467

Liabilities
Commodity swap	$—	$2,816	$—	$2,816
Contingent consideration derivative liabilities	—	—	44,552	44,552

December 31, 2022
Assets
Investment in equity securities	$10,128	$—	$7,678	$17,806
Interest rate swap	—	11,650	—	11,650
Commodity swap	—	104,797	—	104,797

Liabilities
Contingent consideration derivative liabilities	$—	$—	$46,619	$46,619
The Company believes the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of June 30, 2023 and December 31, 2022 and are classified as Level 1 within the fair value hierarchy.
The table below summarizes the fair value adjustment to instruments measured at Level 3 in the fair value hierarchy, including the contingent consideration derivative liabilities. These adjustments have been recorded within Other (income) expense, net in the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contingent consideration derivative liabilities - Fair value adjustment - gain	$(22)	$1,385	$(3,035)	$984
Foreign currency forward purchase - (gain)	$—	$(17,471)	$—	$(17,471)
During the six months ended June 30, 2023 and 2022, the Company had no settlements of other financial instruments or any transfers in or out of Level 3 in the fair value hierarchy.
7. Restricted cash
As of June 30, 2023 and December 31, 2022, restricted cash consisted of the following:

	June 30, 2023	December 31, 2022
Cash restricted under the terms of loan agreements	$40,678	$124,085
Collateral for letters of credit and performance bonds	59,835	41,392
Collateral for interest rate swaps	—	2,500
Total restricted cash	$100,513	$167,977

Current restricted cash	$100,513	$165,396
Non-current restricted cash	—	2,581
As of June 30, 2023, the balance presented as collateral for letters of credit and performance bonds includes $21,300 to support a letter of credit to facilitate the purchase of turbines that was completed in the third quarter of 2023. A portion of these turbines will be utilized to support the Company's contract to generate temporary power in Puerto Rico.
Use of cash proceeds under the Barcarena Term Loan are restricted to certain payments to construct the Barcarena Power Plant (each as defined in our Annual Report). Non-current restricted cash is presented in Other non-current assets, net on the condensed consolidated balance sheets.
8. Inventory
As of June 30, 2023 and December 31, 2022, inventory consisted of the following:

	June 30, 2023	December 31, 2022
LNG and natural gas inventory	$100,373	$15,398
Automotive diesel oil inventory	9,195	8,164
Bunker fuel, materials, supplies and other	18,843	15,508
Total inventory	$128,411	$39,070
Inventory is adjusted to the lower of cost or net realizable value each quarter. Changes in the value of inventory are recorded within Cost of sales in the condensed consolidated statements of operations and comprehensive income (loss). During the six months ended June 30, 2023, the Company recognized an adjustment to inventory of $6,232. In the second quarter of 2023, the Company acquired a spot cargo at a higher cost to obtain a new customer contract, and the net realizable value of this cargo was below the cost as of June 30, 2023. No adjustments were recorded during the six months ended June 30, 2022.

9. Prepaid expenses and other current assets
As of June 30, 2023 and December 31, 2022, prepaid expenses and other current assets consisted of the following:

	June 30, 2023	December 31, 2022
Prepaid expenses	$18,618	$56,380
Recoverable taxes	60,956	37,504
Commodity swap	—	104,797
Due from affiliates	1,174	698
Other current assets	24,385	27,504
Total prepaid expenses and other current assets, net	$105,133	$226,883
Prepaid expenses as December 31, 2022 included $34,882 of prepaid LNG inventory. The Company does not have any significant prepaid LNG as of June 30, 2023. Other current assets as of June 30, 2023 and December 31, 2022 primarily consists of deposits and the current portion of contract assets (Note 4).
10. Equity method investments
Changes in the balance of the Company’s equity method investments is as follows:

June 30, 2023
Equity method investments as of December 31, 2022	$392,306
Dividends	(5,830)
Equity in earnings of investees	12,249
Sale of equity method investments	(260,156)
Equity method investments as of June 30, 2023	$138,569
The carrying amounts of the Company's equity method investments as of June 30, 2023 and December 31, 2022 are:

	June 30, 2023	December 31, 2022
Hilli LLC	$—	$260,000
Energos	138,569	132,306
Total	$138,569	$392,306
As of June 30, 2023, the carrying value of the Company’s equity method investment was less than its proportionate share of the underlying net assets of its investee by $1,548. At December 31, 2022, the carrying value of the Company’s equity method investments exceeded its proportionate share of the underlying net assets of its investees by $16,976, and the basis difference attributable to amortizable net assets was amortized to Income (loss) from equity method investments in the condensed consolidated statements of operations and comprehensive income (loss) over the remaining estimated useful lives of the underlying assets.
Hilli LLC
On March 15, 2023, the Company completed a transaction with Golar LNG Limited ("GLNG") for the sale of the Company's investment in the common units of Hilli LLC in exchange for approximately 4.1 million NFE shares and $100,000 in cash (the "Hilli Exchange"). In the fourth quarter of 2022, the Company recognized an other-than-temporary impairment on the investment in Hilli LLC of $118,558; this impairment was recognized in Income (loss) from equity method investments in the consolidated statements of operations and comprehensive income (loss). Upon completion of the Hilli Exchange, a loss on disposal of $37,401 was recognized in Other (income) expense, net in the condensed consolidated statements of operations and comprehensive income (loss). As a result of the Hilli Exchange, the Company no longer has an ownership interest in the Hilli. NFE shares received from GLNG were cancelled upon closing of the Hilli Exchange.
The Company had guaranteed 50% of the outstanding principal and interest amounts payable by Hilli Corp., a direct subsidiary of Hilli LLC. The Company had also guaranteed letters of credit issued by a financial institution in the event of Hilli Corp.’s underperformance or non-performance under the liquefaction tolling agreement with its customer. In conjunction with the Hilli Exchange, the Company is no longer a guarantor under these arrangements, and the remaining guarantee liability of $2,286 was derecognized as a reduction to Selling, general and administrative in the condensed consolidated statements of operations in the first quarter of 2023.
Energos
In August 2022, the Company completed a transaction (the “Energos Formation Transaction”) with an affiliate of Apollo Global Management, Inc., pursuant to which the Company transferred ownership of 11 vessel to Energos Infrastructure ("Energos") in exchange for approximately $1.85 billion in cash and a 20% equity interest in Energos. The Company's equity investment provides certain rights, including representation on the board of directors, which give the Company significant influence over the operations of Energos, and as such, the investment has been accounted for under the equity method; this investment is included within the Ships segment. Energos is also an affiliate, and all transactions with Energos are transactions with an affiliate.
Due to the timing and availability of financial information of Energos, the Company recognizes its proportional share of the income or loss from the equity method investment on a financial reporting lag of one fiscal quarter. For the three and six months ended June 30, 2023, the Company has recognized earnings from Energos of $2,269 and $6,263.
11. Construction in progress
The Company’s construction in progress activity during the six months ended June 30, 2023 is detailed below:

June 30, 2023
Construction in progress as of December 31, 2022	$2,418,608
Additions	2,248,628
Impact of currency translation adjustment	28,620
Assets placed in service	(102,724)
Construction in progress as of June 30, 2023	$4,593,132
Interest expense of $118,573 and $29,495, inclusive of amortized debt issuance costs, was capitalized for the six months ended June 30, 2023 and 2022, respectively.
The Company has significant development activities in Latin America as well as the development of the Company's Fast LNG liquefaction solution, and the completion of such developments are subject to risks of successful completion, including those related to government approvals, site identification, financing, construction permitting and contract compliance. The Company's development activities for the six months ended June 30, 2023 were primarily focused on Fast LNG and to construct temporary power generation assets to support the Puerto Rican grid stabilization project; additions to construction in progress in the first six months of 2023 of $2,031,681 were to develop Fast LNG projects and Puerto Rican temporary power.

12. Property, plant and equipment, net
As of June 30, 2023 and December 31, 2022, the Company’s property, plant and equipment, net consisted of the following:

	June 30, 2023	December 31, 2022
Vessels	$1,524,959	$1,518,839
Terminal and power plant equipment	248,192	218,296
CHP facilities	125,015	123,897
Gas terminals	177,780	177,780
ISO containers and other equipment	136,632	134,324
LNG liquefaction facilities	63,316	63,316
Gas pipelines	66,319	65,985
Land	53,665	52,995
Leasehold improvements	66,520	9,377
Accumulated depreciation	(300,468)	(248,082)
Total property, plant and equipment, net	$2,161,930	$2,116,727
The book value of the vessels that was recognized due to the failed sale leaseback in the Energos Formation Transaction as of June 30, 2023 and December 31, 2022 was $1,308,746 and $1,328,553, respectively.
Depreciation expense for the three months ended June 30, 2023 and 2022 totaled $30,275 and $25,958, respectively, of which $232 and $228, respectively, is included within Cost of sales in the condensed consolidated statements of operations and comprehensive income (loss). Depreciation expense for the six months ended June 30, 2023 and 2022 totaled $56,275 and $52,067, respectively, of which $463 and $527, respectively, is included within Cost of sales in the condensed consolidated statements of operations and comprehensive income (loss).
13. Goodwill and intangible assets
Goodwill
The carrying amount of goodwill was $776,760 as of both June 30, 2023 and December 31, 2022.

Intangible assets
The following tables summarize the composition of intangible assets as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Weighted Average Life
Definite-lived intangible assets
Favorable vessel charter contracts	$106,500	$(76,704)	$—	$29,796	3
Permits and development rights	48,217	(4,827)	(1,013)	42,377	38
Easements	1,556	(317)	—	1,239	30

Indefinite-lived intangible assets
Easements	1,191	—	(63)	1,128	n/a
Total intangible assets	$157,464	$(81,848)	$(1,076)	$74,540

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Weighted Average Life
Definite-lived intangible assets
Favorable vessel charter contracts	$106,500	$(64,836)	$—	$41,664	3
Permits and development rights	48,217	(4,115)	(2,239)	41,863	38
Easements	1,556	(294)	—	1,262	30

Indefinite-lived intangible assets
Easements	1,191	—	(83)	1,108	n/a
Total intangible assets	$157,464	$(69,245)	$(2,322)	$85,897
Amortization expense for the three months ended June 30, 2023 and 2022 was $6,285 and $9,959, respectively. Amortization expense for the six months ended June 30, 2023 and 2022 was $13,081 and $18,302, respectively. Amortization expense is inclusive of reductions in expense for the amortization of unfavorable contract liabilities.
Intangible assets associated with the acquired power purchase agreements have been classified as held for sale as of June 30, 2023 and December 31, 2022; no impairment loss was recognized upon classification as held for sale (See Note 14).

14. Other non-current assets, net

As of June 30, 2023 and December 31, 2022, Other non-current assets consisted of the following:

	June 30, 2023	December 31, 2022
Assets held for sale	$45,371	$40,685
Contract assets, net (Note 4)	24,379	28,651
Investments in equity securities (Note 6)	20,467	17,806
Cost to fulfill (Note 4)	24,245	9,773
Upfront payments to customers	8,862	9,158
Other	40,920	35,606
Total other non-current assets, net	$164,244	$141,679
The Company recognized unrealized losses on its investments in equity securities of $1,314 and $898 for the three months ended June 30, 2023 and 2022, respectively, within Other (income) expense, net in the condensed consolidated statements of operations and comprehensive income (loss). The Company recognized an unrealized gain of $1,211 and an unrealized loss of $1,090 on its investment in equity securities for the six months ended June 30, 2023 and 2022, respectively, within Other (income) expense, net in the condensed consolidated statements of operations and comprehensive income (loss). Investments in equity securities include investments without a readily determinable fair value of $7,678 as of June 30, 2023 and December 31, 2022.
Upfront payments to customers consist of amounts the Company has paid in relation to two natural gas sales contracts with customers to construct fuel-delivery infrastructure that the customers will own. Other non-current assets includes deferred financing costs related to the Revolving Facility.
Assets held for sale
In the third quarter of 2022, NFE Brazil Holdings LLC ("Brazil Holdings"), a consolidated indirect subsidiary of NFE and indirect owner of Pecém Energia S.A. (“Pecém”) and Energetica Camacari Muricy II S.A. (“Muricy”), and Centrais Elétricas de Pernambuco S.A. – EPESA (“EPESA”), entered into a Share Purchase Agreement pursuant to which Brazil Holdings agreed to sell 100% of the shares of Pecém and Muricy to EPESA, following an internal reorganization. The sale price includes cash consideration of BRL 59 million (approximately $12 million using the exchange rate as of June 30,

2023), as well as additional consideration for the satisfaction of certain milestones. Consideration under this agreement also includes potential future earnout payments based on the revenue generated from power purchase agreements held by Pecém and Muricy. The sale of Pecém and Muricy is subject to regulatory approval as well as the customary terms and conditions and conditions precedent prior to closing.
All assets and liabilities of Pecém and Muricy were classified as held for sale as of June 30, 2023 and December 31, 2022. The estimated fair value of these entities based on the consideration in the agreement was in excess of the carrying value, and no impairment loss was recognized upon classification as held for sale. The assets and liabilities held for sale have not been classified as a separate financial statement line item on the condensed consolidated balance sheets and are presented as Other non-current assets and Other long-term liabilities. Liabilities held for sale of $20,263 and $23,543 are presented as other long-term liabilities as of June 30, 2023 and December 31, 2022, respectively. Assets held for sale include a cash balance of $11,204 and $11,614 as of June 30, 2023 and December 31, 2022, respectively, which have been included in the ending cash and cash equivalents on the condensed consolidated statement of cash flows.
15. Accrued liabilities
As of June 30, 2023 and December 31, 2022, accrued liabilities consisted of the following:

	June 30, 2023	December 31, 2022
Accrued development costs	$618,815	$364,157
Accrued interest	61,398	51,994
Accrued inventory	50,432	45,511
Accrued bonuses	23,665	37,739
Accrued dividend	—	626,310
Other accrued expenses	66,827	36,701
Total accrued liabilities	$821,137	$1,162,412

16. Other current liabilities
As of June 30, 2023 and December 31, 2022, other current liabilities consisted of the following:

	June 30, 2023	December 31, 2022
Derivative liabilities	$21,278	$19,458
Contract liabilities	62,403	12,748
Repurchase obligation	24,327	—
Income tax payable	19,159	6,261
Due to affiliates	7,192	7,499
Other current liabilities	9,239	6,912
Total other current liabilities	$143,598	$52,878
As of June 30, 2023, the Company recognized a repurchase obligation of $24,327, pursuant to agreement to sell and purchase an LNG cargo with the same customer. The sale and delivery of the LNG cargo to the customer was completed in the second quarter of 2023; we expect the purchase of a the LNG cargo to be completed in the third quarter of 2023. Under these agreements, the Company's price to purchase the LNG cargo exceeded the selling price to the customer, and because the purchase price exceeds the original selling prices, the purchase of the LNG cargo is accounted for as a financing arrangement. The difference between the Company's purchase price of the LNG cargo and the selling price to the customer is recognized as interest expense.

17. Debt
As of June 30, 2023 and December 31, 2022, debt consisted of the following:

	June 30, 2023	December 31, 2022
Senior Secured Notes, due September 2025	$1,244,487	$1,243,351
Senior Secured Notes, due September 2026	1,483,823	1,481,639
Vessel Financing Obligation, due August 2042	1,371,221	1,406,091
South Power 2029 Bonds, due May 2029	216,575	216,177
Barcarena Term Loan, due February 2024	196,870	194,427
Revolving Facility	741,600	—
Equipment Notes, due June 2026	98,532	—
Short-term Borrowings	78,025	—
Total debt	$5,431,133	$4,541,685
Current portion of long-term debt and short-term borrowings	$366,945	$64,820
Long-term debt	5,064,188	4,476,865
Long-term debt is recorded at amortized cost on the condensed consolidated balance sheets. The fair value of the Company's long-term debt is $5,217,159 and $4,327,311 as of June 30, 2023 and December 31, 2022, respectively, and is classified as Level 2 within the fair value hierarchy.

The terms of the Company's debt instruments have been described in the Annual Report on Form 10-K. Significant changes to the Company's outstanding debt are described below.
Equipment Notes
In June 2023, the Company executed a Master Loan and Security Agreement with a lender to borrow up to $200,000 under promissory notes secured by certain turbines acquired in the first quarter of 2023 to support our grid stabilization project in Puerto Rico (the “Equipment Notes”). Prior to June 30, 2023, the Company borrowed $100,000 bearing interest at approximately 7.4%, and the principal is partially repayable in monthly installments over the 36 month term of the loan with the balance due upon maturity in June 2026.
Proceeds received were net of upfront fees due to the lender, and through June 30, 2023, the Company has incurred $1,468 in origination, structuring and other fees, associated with entry into the Equipment Notes.
The Equipment Notes do not contain any restrictive financial covenants.
Short-term Borrowings
The Company may, from time to time, enter into sales and repurchase agreements with a financial institution, whereby the Company sells to the financial institution an LNG cargo and concurrently enters into an agreement to repurchase the same LNG cargo immediately with the repurchase price payable at a future date, generally not to exceed 90-days from the date of the sale and repurchase (the “Short-term Borrowings”). As of June 30, 2023, the Company had $78,025 due under repurchase arrangements with a weighted average interest rate of 9.43%.
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
During the first half of 2023, the Company drew $741,600 from the Revolving Facility, which is outstanding as of June 30, 2023.
The Company incurred $5,398 in origination, structuring and other fees, associated with entry into the Revolving Facility, which includes additional fees to expand the facility in 2022. During the first and second quarter of 2023, the Company incurred an additional $5,298 in fees in relation to the 2023 amendment. These costs have been capitalized within Other non-current assets on the condensed consolidated balance sheets. As of June 30, 2023 and December 31, 2022, total remaining unamortized deferred financing costs for the Revolving Facility was $9,198 and $5,172, respectively.
The obligations under the Revolving Facility are guaranteed by certain of the Company's subsidiaries. The Company is required to comply with covenants under the Revolving Facility and letter of credit facility, including requirements to maintain Debt to Capitalization Ratio of less than 0.7:1.0, and for quarters in which the Revolving Facility is greater than 50% drawn, the Debt to Annualized EBITDA Ratio must be less than 5.0:1.0 for fiscal quarters ending December 31, 2021 until September 30, 2023 and less than 4.0:1.0 for the fiscal quarter ended December 31, 2023 and onwards. The Company was in compliance with all covenants as of June 30, 2023.

Interest expense

Interest and related amortization of debt issuance costs, premiums and discounts recognized during major development and construction projects are capitalized and included in the cost of the project. Interest expense, net of amounts capitalized, recognized for the three and six months ended June 30, 2023 and 2022 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest per contractual rates	$75,160	$60,662	$139,419	$116,011
Interest expense on Vessel Financing Obligation	52,465	—	106,795	—
Amortization of debt issuance costs, premiums and discounts	3,150	3,318	6,742	5,793
Interest expense incurred on finance lease obligations	1,218	218	1,686	447
Total interest costs	$131,993	$64,198	$254,642	$122,251
Capitalized interest	67,597	16,358	118,573	29,495
Total interest expense	$64,396	$47,840	$136,069	$92,756
Interest expense on the Vessel Financing Obligation includes non-cash expense of $32,460 and $82,363 for the three and six months ended June 30, 2023 related to payments received by Energos from third-party charterers.
18. Income Taxes
The effective tax rate for the three months ended June 30, 2023 was 11.3% compared to 32.7% for the three months ended June 30, 2022. The total tax provision for the three months ended June 30, 2023 was $15,322 compared to a benefit of $86,539 for the three months ended June 30, 2022. The effective tax rate for the six months ended June 30, 2023 was 14.0% compared to 185.4% for the six months ended June 30, 2022. The total tax provision for the six months ended June 30, 2023 was $44,282 compared to a benefit of $136,220 for the six months ended June 30, 2022. Our prior year benefit and effective tax rate was primarily driven by significant discrete items, including the remeasurement of a deferred tax liability in conjunction with an internal reorganization. The Company has not recognized any significant discrete items in the first half of 2023.
19. Commitments and contingencies
The Company may be subject to certain legal proceedings, claims and disputes that arise in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

20. Earnings per share

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$120,100	$(178,431)	$271,666	$62,750
Net (income) loss attributable to non-controlling interests	(852)	8,666	(2,212)	5,754
Net income attributable to Class A common stock	$119,248	$(169,765)	$269,454	$68,504

Denominator:
Weighted-average shares - basic	205,045,121	209,669,188	206,867,828	209,797,133
Net income per share - basic	$0.58	$(0.81)	$1.30	$0.33

Diluted
Numerator:
Net income (loss)	$120,100	$(178,431)	$271,666	$62,750
Net (income) loss attributable to non-controlling interests	(852)	8,666	(2,212)	5,754
Adjustments attributable to dilutive securities	(304)	—	(1,954)	—
Net income (loss) attributable to Class A common stock	118,944	(169,765)	267,500	68,504

Denominator:
Weighted-average shares - diluted	205,711,467	209,669,188	207,534,174	209,810,647
Net income per share - diluted	$0.58	$(0.81)	$1.29	$0.33
The following table presents potentially dilutive securities excluded from the computation of diluted net income per share for the periods presented because its effects would have been anti-dilutive.

	June 30, 2023	June 30, 2022
Unvested RSUs	—	30,486
Equity Agreement shares (1)	—	475,755
Total	—	506,241

(1) Represents Class A common stock that would be issued in relation to an agreement to issue shares executed in conjunction with a prior year asset acquisition.
In the fourth quarter of 2022, the Board declared a dividend of $626,310 representing $3.00 per Class A share, which was paid in January 2023. The Company also declared and paid dividends of $20,503 and $20,582 during the three months ended June 30, 2023 and 2022, respectively, representing $0.10 per Class A share. The Company declared and paid dividends of $40,970 and $41,336 during the six months ended June 30, 2023 and 2022, respectively, representing $0.10 per Class A share.
During each of the three months ended June 30, 2023 and 2022, the Company paid dividends of $3,019 to holders of Golar LNG Partners LP's ("GMLP") 8.75% Series A Cumulative Redeemable Preferred Units (“Series A Preferred Units”). During each of the six months ended June 30, 2023 and 2022, the Company paid dividends of $6,038 to holders of the Series A Preferred Units. As these equity interests have been issued by one of the Company’s consolidated subsidiaries, the value of the Series A Preferred Units is recognized as non-controlling interest in the condensed consolidated financial statements.

During the three and six months ended June 30, 2023, one of the Company's majority owned consolidated subsidiaries paid a dividend to all shareholders, and the dividend of $3,600 paid to the non-controlling shareholders has been recognized as non-controlling interest in the condensed consolidated financial statements.
21. Share-based compensation
The Company has granted Performance Share Units ("PSUs") to certain employees and non-employees that contain a performance condition under the New Fortress Energy Inc. 2019 Omnibus Incentive Plan. Vesting is determined based on achievement of a performance metric for the year subsequent to the grant, and the number of shares that will vest can range from zero to a multiple of units granted. As of June 30, 2023, the Company determined it was not probable that the performance condition required for the PSUs granted in the fourth quarter of 2022 ("2022 Grant") to vest would be achieved, and as such, no compensation expense was recognized for this award.

PSUs Granted	Units Granted	Range of Vesting	Units Vested / Probable of Vesting	Unrecognized Compensation Cost(1)	Weighted Average Remaining Vesting Period
2022 Grant	746,296	0 to 1,492,592	—	48,309	0.50 years
(1) Unrecognized compensation cost is based upon the maximum amount of shares that could vest.
22. Related party transactions
Management services
Messrs. Edens, chief executive officer and chairman of the Board of Directors, and Nardone, member of the Board of Directors, are currently employed by Fortress Investment Group LLC (“Fortress”). In the ordinary course of business, Fortress, through affiliated entities, charges the Company for administrative and general expenses incurred pursuant to its Administrative Services Agreement (“Administrative Agreement”). The charges under the Administrative Agreement that are attributable to the Company totaled $1,296 and $1,144 for the three months ended June 30, 2023 and 2022, respectively, and totaled $2,641 and $2,659 for the six months ended June 30, 2023 and 2022, respectively. Costs associated with the Administrative Agreement are included within Selling, general and administrative in the condensed consolidated statements of operations and comprehensive income (loss). As of June 30, 2023 and December 31, 2022, $2,487 and $4,629 were due to Fortress, respectively.
In addition to administrative services, an affiliate of Fortress owns and leases an aircraft chartered by the Company for business purposes in the course of operations. The Company incurred, at aircraft operator rates, charter costs of $640 and $1,125 for the three months ended June 30, 2023 and 2022, respectively, and $1,411 and $2,147 for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, $1,232 and $416 was due to this affiliate, respectively.
Land lease
The Company has leased land from Florida East Coast Industries, LLC (“FECI”), which is controlled by funds managed by an affiliate of Fortress. The Company recognized expense related to the land lease of $126 and $103 during the three months ended June 30, 2023 and 2022, respectively, and $252 and $206 during the six months ended June 30, 2023 and 2022, respectively, which was included within Operations and maintenance in the condensed consolidated statements of operations and comprehensive income (loss). The Company has amounts due to FECI of $46 and $0 as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022, the Company has recorded a lease liability of $3,349 and $3,340, respectively, within Non-current lease liabilities on the condensed consolidated balance sheets.
DevTech investment
In August 2018, the Company entered into a consulting arrangement with DevTech Environment Limited (“DevTech”) to provide business development services to increase the customer base of the Company. DevTech also contributed cash consideration in exchange for a 10% interest in a consolidated subsidiary. The 10% interest was reflected as non-

controlling interest in the Company’s condensed consolidated financial statements. The Company recognized approximately $96 and $119 in expense within Selling, general and administrative for the three months ended June 30, 2023 and 2022, respectively, and $201 and $217 in expense within Selling, general and administrative for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, $201 and $80 were due to DevTech, respectively.
Fortress affiliated entities
The Company provides certain administrative services to related parties including Fortress affiliated entities. No costs are incurred for such administrative services by the Company as the Company is fully reimbursed for all costs incurred. The Company has subleased a portion of office space to affiliates of entities managed by Fortress, and for the three months ended June 30, 2023 and 2022, $331 and $201 of rent and office related expenses were incurred by these affiliates, respectively. For the six months ended June 30, 2023 and 2022, $541 and $396 of rent and office related expenses were incurred by these affiliates, respectively. As of June 30, 2023 and December 31, 2022, $1,176 and $700, respectively, were due from all Fortress affiliated entities.
Additionally, an entity formerly affiliated with Fortress and currently owned by Messrs. Edens and Nardone provides certain administrative services to the Company, as well as providing office space under a month-to-month non-exclusive license agreement. The Company incurred rent and administrative expenses of approximately $660 and $582 for the three months ended June 30, 2023 and 2022, respectively, and $1,249 and $1,182 for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, $3,427 and $2,455 were due to Fortress affiliated entities, respectively.
23. Segments
As of June 30, 2023, the Company operates in two reportable segments: Terminals and Infrastructure and Ships:
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
•Ships includes vessels that are leased to customers under long-term or spot arrangements, and as of June 30, 2023, eight vessels are included in this segment. The Company’s investment in Energos is also included in the Ships segment.
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
The table below presents segment information for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(4)	Consolidated
Statement of operations:
Total revenues	$495,504	$65,841	$561,345	$—	$561,345
Cost of sales(1) (3)	222,371	—	222,371	3,397	225,768
Vessel operating expenses	—	11,443	11,443	—	11,443
Operations and maintenance	33,697		33,697	—	33,697
Segment Operating Margin	$239,436	$54,398	$293,834	$(3,397)	$290,437
Balance sheet:
Total assets	$7,924,074	$1,211,165	$9,135,239	$—	$9,135,239
Other segmental financial information:
Capital expenditures(2)	$1,316,805	$—	$1,316,805	$—	$1,316,805

	Six Months Ended June 30, 2023
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(4)	Consolidated
Statement of operations:
Total revenues	$998,112	$163,758	$1,161,870	$(21,394)	$1,140,476
Cost of sales(1) (3)	296,169	—	296,169	114,537	410,706
Vessel operating expenses	—	30,682	30,682	(5,948)	24,734
Operations and maintenance	60,368	—	60,368	—	60,368
Segment Operating Margin	$641,575	$133,076	$774,651	$(129,983)	$644,668
Balance sheet:
Total assets	$7,924,074	$1,211,165	$9,135,239	$—	$9,135,239
Other segmental financial information:
Capital expenditures(2)	$2,248,628	$—	$2,248,628	$—	$2,248,628

	Three Months Ended June 30, 2022
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(4)	Consolidated
Statement of operations:
Total revenues	$543,455	$111,024	$654,479	$(69,624)	$584,855
Cost of sales(3)	271,948	—	271,948	453	272,401
Vessel operating expenses	4,255	21,288	25,543	(6,915)	18,628
Operations and maintenance	29,540	—	29,540	(9,050)	20,490
Segment Operating Margin	$237,712	$89,736	$327,448	$(54,112)	$273,336
Balance sheet:
Total assets	$5,189,044	$2,062,332	$7,251,376	$—	$7,251,376
Other segmental financial information:
Capital expenditures(2)	$242,808	$11,148	$253,956	$—	$253,956

	Six Months Ended June 30, 2022
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(4)	Consolidated
Statement of operations:
Total revenues	$1,023,804	$225,966	$1,249,770	$(159,797)	$1,089,973
Cost of sales(3)	507,480	—	507,480	(26,781)	480,699
Vessel operating expenses	7,747	47,230	54,977	(13,385)	41,592
Operations and maintenance	59,782	—	59,782	(16,124)	43,658
Segment Operating Margin	$448,795	$178,736	$627,531	$(103,507)	$524,024
Balance sheet:
Total assets	$5,189,044	$2,062,332	$7,251,376	$—	$7,251,376
Other segmental financial information:
Capital expenditures(2)	$439,198	$14,437	$453,635	$—	$453,635
(1) Cost of sales in the Company’s segment measure only includes realized gains and losses on derivative transactions that are an economic hedge of commodity purchases and sales, and realized losses of $3,911 and unrealized gains of $141,853 for the three and six months ended June 30, 2023, respectively, were recognized as a reduction to Cost of sales in the segment measure.

The Company recognized unrealized gains of $2,835 and unrealized losses of $108,305 on the mark-to-market value of derivative transactions for the three and six months ended June 30, 2023, respectively, and these gains and losses reconcile Cost of sales in the segment measure to Cost of sales in the condensed consolidated statements of operations and comprehensive income (loss).

The Company has excluded contract acquisition costs that do not meet the criteria for capitalization from the segment measure. Contract acquisition costs of $6,232 for the three and six months ended June 30, 2023 reconcile Cost of sales in the segment measure to Cost of sales in the condensed consolidated statements of operations and comprehensive income (loss).

(2) Capital expenditures includes amounts capitalized to construction in progress and additions to property, plant and equipment during the period.

(3) Cost of sales is presented exclusive of costs included in Depreciation and amortization in the condensed consolidated statements of operations and comprehensive income (loss).

(4) Consolidation and Other adjusts for the inclusion of the effective share of revenues, expenses and operating margin attributable to the Company's 50% ownership of CELSEPAR and the common units of Hilli LLC in the segment measure prior to the disposition of these investments, the exclusion of the unrealized mark-to-market gain or loss on derivative instruments, and the exclusion of non-capitalizable contract acquisition costs.
Consolidated Segment Operating Margin is defined as net income, adjusted for Selling, general and administrative expenses, Transaction and integration costs, Depreciation and amortization, Interest expense, Other expense (income), net, Income from equity method investments and Tax provision (benefit).
The following table reconciles Net income, the most comparable financial statement measure, to Consolidated Segment Operating Margin:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of $)	2023	2022	2023	2022
Net income	$120,100	$(178,431)	$271,666	$62,750
Add:
Selling, general and administrative	55,803	50,310	107,941	98,351
Transaction and integration costs	1,554	4,866	2,048	6,767
Depreciation and amortization	42,115	36,356	76,490	70,646
Asset impairment expense	—	48,109	—	48,109
Interest expense	64,396	47,840	136,069	92,756
Other expense (income), net	(6,584)	(22,102)	18,421	(41,827)
Tax provision (benefit)	15,322	(86,539)	44,282	(136,220)
(Income) from equity method investments	(2,269)	372,927	(12,249)	322,692
Consolidated Segment Operating Margin	$290,437	$273,336	$644,668	$524,024

24. Subsequent events
EB-5 Loan Agreement
On July 21, 2023, the Company entered into a loan agreement under the U.S. Citizenship and Immigration Services EB-5 Program (“EB-5 Loan Agreement”) to pay for the development and construction of a new green hydrogen facility in Texas. The maximum aggregate principal amount available under the EB-5 Loan Agreement is $100,000, and outstanding borrowings bear interest at a fixed rate of 4.75%. The loan matures in 5 years from the initial advance with an option to extend the maturity by two one-year periods. It is expected that the loan will be secured by NFE's green hydrogen facility, and NFE has provided a guarantee of our obligations under the EB-5 Loan Agreement. In July 2023, $25,600 was funded under the EB-5 Loan Agreement.
Term Loan Credit Agreement
On August 3, 2023, the Company entered into a Term Loan Credit Agreement (the “Term Loan Agreement”) pursuant to which the lenders funded term loans (the “Term Loans”) to the Company in an aggregate principal amount of $400,000. The proceeds of the Term Loans may be used for working capital and other general corporate purposes. The Term Loans will mature on August 1, 2024 and are payable in full on the maturity date.
The Term Loans are guaranteed on a senior secured basis by each domestic subsidiary that is a guarantor under the 2025 Notes, 2026 Notes and Revolving Facility (each as defined in the Annual Report) and will be guaranteed on a senior secured basis by each foreign guarantor that is a guarantor under the 2025 Notes, 2026 Notes and Revolving Facility (each as defined in the Annual Report) on a post-closing basis. The Term Loans are and will be secured by substantially the same collateral as the first lien obligations under the 2025 Notes, 2026 Notes and Revolving Facility.
The Term Loans bear interest at a per annum rate equal to Adjusted Term SOFR (as defined in the Term Loan Agreement) plus 3.50%. The Company may prepay Term Loans at its option at any time without premium (subject to customary break funding costs). The Company is required to prepay Term Loans with the net proceeds of certain asset sales, condemnations, and debt and convertible securities issuances, in each case subject to certain exceptions and thresholds. Additionally, commencing with the fiscal quarter ending December 31, 2023, the Company will be required to prepay Term Loans with the Company’s Excess Cash Flow (as defined in the Term Loan Agreement).
The Term Loan Agreement contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants, including requirements to maintain certain levels of total debt to capitalization and total first lien debt to EBITDA, and the ratios required to be maintained are consistent with the requirements under the Revolving Facility.
Equipment Notes
On July 31, 2023, we borrowed an additional $85,000 under the Equipment Notes, and we expect to receive funding on the final tranche of the Equipment Notes of $15,000 in August 2023.

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
Our Current Operations – Terminals and Infrastructure
Our management team has successfully employed our strategy to secure long-term contracts with significant customers, including Jamaica Public Service Company Limited (“JPS”), the sole public utility in Jamaica, South Jamaica Power Company Limited (“SJPC”), an affiliate of JPS, Jamalco, a bauxite mining and alumina producer in Jamaica, the Puerto Rico Electric Power Authority (“PREPA”), and Comisión Federal de Electricidad (“CFE”), Mexico’s power utility, each of which is described in more detail below. Our assets built to service these significant customers have been designed with capacity to service other customers.
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
In the first and second quarters of 2023, we entered into agreements with Weston Solutions, Inc. ("Weston") for the installation and operation of approximately 350MW of additional power to be generated at the Palo Seco Power Plant and San Juan Power Plant in Puerto Rico as well as the supply of natural gas. Weston has been contracted by the U.S. Army Corps of Engineers to support the island’s grid stabilization project with additional power capacity to enable maintenance and repair work on Puerto Rico’s power system and grid. We commissioned 150MW of duel-fuel power generation using our gas supply in the second quarter of 2023 and we expect that the remaining 200MW will be commissioned in the third quarter of 2023.
In the first quarter of 2023, our wholly-owned subsidiary, Genera PR LLC ("Genera"), was awarded a 10-Year contract for the operation and maintenance of PREPA’s thermal generation assets with the goal of reducing costs and improving reliability of power generation in Puerto Rico. We will receive an annual management fee and be eligible for performance-based incentive fees, beginning after the service period under the contract commenced on July 1, 2023.
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
In the fourth quarter of 2022, we finalized short-form agreements with CFE to expand and extend our supply of natural gas to multiple CFE power generation facilities in Baja California Sur and to sell the La Paz Power Plant to CFE. We executed the final long-form gas sales agreement in the second quarter of 2023, which is subject to certain conditions precedent including the execution of the final agreement to sell the La Paz Power Plant. We expect to execute the final long-form agreement to sell the La Paz Power Plant in the second half of 2023.
Miami Facility
Our Miami Facility began operations in April 2016. This facility has liquefaction capacity of approximately 8,300 MMBtu of LNG per day and enables us to produce LNG for sales directly to industrial end-users in southern Florida, including Florida East Coast Railway via our train loading facility, and other customers throughout the Caribbean using ISO containers.
Our LNG Supply and Cargo Sales
NFE provides reliable, affordable and clean energy supplies to customers around the world that we plan to satisfy through the following sources: 1) our current contractual supply commitments; 2) additional LNG supply contracts expected to commence in 2027; 3) our Miami Facility; and 4) supply from our own Fast LNG production. We have secured commitments to purchase and receive physical delivery of LNG volumes for 100% of our expected committed volumes for each of our downstream terminals inclusive of our Montego Bay Facility, Old Harbour Facility, San Juan Facility, La Paz Facility, Puerto Sandino Facility, Barcarena Facility and Santa Catarina Facility. Additionally, we have binding contracts for LNG volumes from two separate U.S. LNG facilities, each with a 20-year term, which are expected to commence in 2027. Finally, we plan to commence production from our own Fast LNG facilities in the third quarter of 2023. We plan to expand that capacity when additional Fast LNG units come online over the next two years.
The recent geopolitical events in Europe have substantially impacted the natural gas and LNG markets with unprecedented price increases and volatility. The majority of our LNG supply contracts are based on a natural gas-based index, Henry Hub, plus a contractual spread. We limit our exposure to fluctuations in natural gas prices as our pricing in contracts with customers is largely based on the Henry Hub index price plus a fixed fee component. Additionally, with our own Fast LNG production expected to commence in the third quarter of 2023, we plan to further mitigate our exposure to variability in LNG prices. Due to current market conditions, we expect that our revenue and results of operations will benefit in the near term from selling cargos into the elevated global LNG market. As FLNG facilities commence production, our long-term strategy is to sell substantially all cargos produced to customers on a long-term, take-or-pay basis through our downstream terminals.
Our Current Operations – Ships
Our Ships segment includes Floating Storage and Regasification Units ("FSRUs"), Floating Storage Units ("FSUs") and LNG carriers ("LNGCs"), which are leased to customers under long-term or spot arrangements. At the expiration of third party charters of vessels owned by Energos Infrastructure (“Energos”), an entity formed in 2022 and described in more detail below, we plan to charter these vessels for our own operational purposes. Two FSRUs, one FSU and LNG carrier are currently utilized in our terminal operations, and the results of operations of these vessels are reflected in the Terminals and Infrastructure segment.
In August 2022, we completed a transaction (the “Energos Formation Transaction”) with an affiliate of Apollo Global Management, Inc., pursuant to which we transferred ownership of 11 vessel to Energos in exchange for approximately $1.85 billion in cash and a 20% equity interest in Energos. Ten of the vessels were subject to current or future charters with NFE and one vessel (the Nanook) was not subject to a future NFE charter. The in-place and future charters to NFE of ten vessels prevent the recognition of the sale of those vessels to Energos, and the proceeds associated with these vessels have been treated as a failed sale leaseback As a result, these ten vessels continue to be recognized on our consolidated balance sheet as Property, plant and equipment, and the proceeds are recognized as debt. Consistent with this treatment as a failed sale leaseback, (i) the third party charter revenues continue to be recognized by us as Vessel charter revenue; (ii) the costs of operating the vessels is included in Vessel operating expenses for the remaining terms of the third-party charters and (iii) such revenues are included as part of debt service for the sale leaseback financing debt and are included in additional financing costs within Interest expense, net.
Our Development Projects
Our projects currently under development include our development of a series of modular floating liquefaction facilities to provide a source of low-cost supply of LNG to customers around the world through our Fast LNG technologies; our LNG terminal facility and power plant in Puerto Sandino, Nicaragua (“Puerto Sandino Facility”); our LNG terminal (“Barcarena Facility”) and power plant (“Barcarena Power Plant”) located in Pará, Brazil; our LNG terminal located on the southern coast of Brazil ("Santa Catarina Terminal"); and our LNG terminal (“Ireland Facility”) and power plant in Ireland. We are also in active discussions to develop projects in multiple regions around the world that may have significant demand for additional power, LNG and natural gas, although there can be no assurance that these discussions will result in additional contracts or that we will be able to achieve our target revenue or results of operations.
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
Altamira
In the first quarter of 2023, we executed an agreement, which include conditions to effectiveness that have not been satisfied, with CFE to supply natural gas for one FLNG unit located off the coast of Altamira, Tamaulipas, Mexico. The 1.4 million ton per annum (“MTPA”) FLNG unit will utilize CFE’s firm pipeline transportation capacity on the Sur de Texas-Tuxpan Pipeline to receive feedgas volumes. We expect to deploy this FLNG unit to Altamira in the third quarter of 2023.
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
Lakach
Also, in the fourth quarter of 2022, we finalized agreements, which include conditions to effectiveness that have not been satisfied, with Petróleos Mexicanos (“Pemex”) to form a long-term strategic partnership to develop the Lakach deepwater natural gas field for Pemex to supply natural gas to Mexico's onshore domestic market and for NFE to produce LNG for export to global markets. If the agreements become effective, NFE would invest in the continued development of the Lakach field over a two-year period by completing seven offshore wells and deploy a 1.4 MTPA Fast LNG unit to liquefy the majority of the produced natural gas. Remaining natural gas and associated condensate volumes would be utilized by Pemex in Mexico's onshore domestic market.
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
Santa Catarina Facility
The Santa Catarina Facility will be located on the southern coast of Brazil and will consist of an FSRU with a processing capacity of approximately 570,000 MMBtus per day and LNG storage capacity of up to 170,000 cubic meters. We are developing a 33-kilometer, 20-inch pipeline that will connect the Santa Catarina Facility to the existing inland Transportadora Brasileira Gasoduto Bolivia-Brasil S.A. (“TBG”) pipeline via an interconnection point in the municipality of Garuva. The Santa Catarina Facility and associated pipeline are expected to have a total addressable market of 15 million cubic meters per day. We expect to complete our Santa Catarina Facility and commence operations in the first quarter of 2024.
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
Recent Developments
On August 3, 2023, we entered into a Term Loan Credit Agreement (the “Term Loan Agreement”) pursuant to which the lenders funded term loans (the “Term Loans”) to us in an aggregate principal amount of $400 million. The proceeds of the Term Loans may be used for working capital and other general corporate purposes. The Term Loans will mature on August 1, 2024 and are payable in full on the maturity date.
The Term Loans bear interest at a per annum rate equal to Adjusted Term SOFR plus 3.50%. We may prepay Term Loans at our option at any time without premium, and we are required to prepay Term Loans with the net proceeds of certain asset sales, condemnations, and debt and convertible securities issuances. Additionally, commencing with the fourth quarter of 2023, we will be required to prepay Term Loans with Excess Cash Flow (as defined in the Term Loan Agreement).
The Term Loan Agreement contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants, including requirements to maintain certain levels of total debt to capitalization and total first lien debt to EBITDA, and the ratios required to be maintained are consistent with the requirements under the Revolving Facility.

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
On July 18, 2023, we filed for an amendment to the March 19, 2021 and July 15, 2021 FERC orders allowing the continued operation of the San Juan Facility during the pendency of the formal application to allow us to construct and interconnect 220 feet of incremental 10-inch pipeline needed to supply natural gas for temporary power generation solicited through the Puerto Rico Power Stabilization Task Force. On July 31, 2023, FERC issued an order stating that it would not take action to prevent the construction and operation of the pipeline and interconnect.
Results of Operations – Three Months Ended June 30, 2023 compared to Three Months Ended March 31, 2023 and Six Months Ended June 30, 2023 compared to Six Months Ended June 30, 2022
Performance of our two segments, Terminals and Infrastructure and Ships, is evaluated based on Segment Operating Margin. Segment Operating Margin reconciles to Consolidated Segment Operating Margin as reflected below, which is a non-GAAP measure. We reconcile Consolidated Segment Operating Margin to GAAP Gross margin, inclusive of depreciation and amortization. Consolidated Segment Operating Margin is mathematically equivalent to Revenue minus Cost of sales (excluding depreciation and amortization reflected separately) minus Operations and maintenance minus Vessel operating expenses, each as reported in our financial statements. We believe this non-GAAP measure, as we have defined it, offers a useful supplemental measure of the overall performance of our operating assets in evaluating our profitability in a manner that is consistent with metrics used for management’s evaluation of the overall performance of our operating assets.
Consolidated Segment Operating Margin is not a measurement of financial performance under GAAP and should not be considered in isolation or as an alternative to Gross margin, income/(loss) from operations, net income/(loss), cash flow from operating activities or any other measure of performance or liquidity derived in accordance with GAAP. As Consolidated Segment Operating Margin measures our financial performance based on operational factors that management can impact in the short-term, items beyond the control of management in the short term, such as depreciation and amortization are excluded. As a result, this supplemental metric affords management the ability to make decisions and facilitates measuring and achieving optimal financial performance of our current operations. The principal limitation of this non-GAAP measure is that it excludes significant expenses and income that are required by GAAP. A reconciliation is provided for the non-GAAP financial measure to the most directly comparable GAAP measure, Gross margin. Investors are encouraged to review the related GAAP financial measures and the reconciliation of the non-GAAP financial measure to our Gross margin, and not to rely on any single financial measure to evaluate our business.

The tables below present our segment information for the three months ended June 30, 2023 and March 31, 2023, and for the six months ended June 30, 2023 and June 30, 2022:

	Three Months Ended June 30, 2023
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(3)	Consolidated
Total revenues	$495,504	$65,841	$561,345	$—	$561,345
Cost of sales(1)(2)	222,371	—	222,371	3,397	225,768
Vessel operating expenses(4)	—	11,443	11,443	—	11,443
Operations and maintenance(4)	33,697		33,697	—	33,697
Segment Operating Margin	$239,436	$54,398	$293,834	$(3,397)	$290,437

Three Months Ended June 30, 2023
(in thousands of $)	Consolidated
Gross margin (GAAP)	$248,322
Depreciation and amortization	42,115
Consolidated Segment Operating Margin (Non-GAAP)	$290,437

	Three Months Ended March 31, 2023
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(3)	Consolidated
Total revenues	$502,608	$97,917	$600,525	$(21,394)	$579,131
Cost of sales(2)	73,798	—	73,798	111,140	184,938
Vessel operating expenses(4)	—	19,239	19,239	(5,948)	13,291
Operations and maintenance(4)	26,671	—	26,671	—	26,671
Segment Operating Margin	$402,139	$78,678	$480,817	$(126,586)	$354,231

Three Months Ended March 31, 2023
(in thousands of $)	Consolidated
Gross margin (GAAP)	$319,856
Depreciation and amortization	34,375
Consolidated Segment Operating Margin (Non-GAAP)	$354,231

	Six Months Ended June 30, 2023
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(3)	Consolidated
Total revenues	$998,112	$163,758	$1,161,870	$(21,394)	$1,140,476
Cost of sales(1)(2)	296,169	—	296,169	114,537	410,706
Vessel operating expenses(4)	—	30,682	30,682	(5,948)	24,734
Operations and maintenance(4)	60,368	—	60,368	—	60,368
Segment Operating Margin	$641,575	$133,076	$774,651	$(129,983)	$644,668

Six Months Ended June 30, 2023
(in thousands of $)	Consolidated
Gross margin (GAAP)	$568,178
Depreciation and amortization	76,490
Consolidated Segment Operating Margin (Non-GAAP)	$644,668

	Six Months Ended June 30, 2022
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(3)	Consolidated
Total revenues	$1,023,804	$225,966	$1,249,770	$(159,797)	$1,089,973
Cost of sales(2)	507,480	—	507,480	(26,781)	480,699
Vessel operating expenses(4)	7,747	47,230	54,977	(13,385)	41,592
Operations and maintenance(4)	59,782	—	59,782	(16,124)	43,658
Segment Operating Margin	$448,795	$178,736	$627,531	$(103,507)	$524,024

Six Months Ended June 30, 2022
(in thousands of $)	Consolidated
Gross margin (GAAP)	$453,378
Depreciation and amortization	70,646
Consolidated Segment Operating Margin (Non-GAAP)	$524,024

(1) Cost of sales in the Company’s segment measure only includes realized gains and losses on derivative transactions that are an economic hedge of commodity purchases and sales, and realized losses of $3.9 million and unrealized gains of $141.9 million for the three and six months ended June 30, 2023, respectively, were recognized as a reduction to Cost of sales in the segment measure.

We recognized unrealized gains of $2.8 million and unrealized losses of $108.3 million on the mark-to-market value of derivative transactions for the three and six months ended June 30, 2023, respectively, and these gains and losses reconcile Cost of sales in the segment measure to Cost of sales in the condensed consolidated statements of operations and comprehensive income (loss).

The Company has excluded contract acquisition costs that do not meet the criteria for capitalization from the segment measure. Contract acquisition costs of $6.2 million for the three and six months ended June 30, 2023 reconcile Cost of sales in the segment measure to Cost of sales in the condensed consolidated statements of operations and comprehensive income (loss).

(2) Cost of sales is presented exclusive of costs included in Depreciation and amortization in the condensed consolidated statements of operations and comprehensive income (loss).

(3) Consolidation and Other adjusts for the inclusion of the effective share of revenues, expenses and operating margin attributable to our 50% ownership of Centrais Elétricas de Sergipe Participações S.A. (“CELSEPAR”) and the common units of Hilli LLC in the segment measure, prior to the disposition to these investments, the exclusion of the unrealized mark-to-market gain or loss on derivative instruments, and the exclusion of non-capitalizable contract acquisition costs.

(4) Operations and maintenance and Vessel operating expenses are directly attributable to revenue-producing activities of our terminals and vessels and are included in the calculation of Gross margin defined under GAAP.
Terminals and Infrastructure Segment

	Three Months Ended,
(in thousands of $)	June 30, 2023	March 31, 2023	Change
Total revenues	$495,504	$502,608	$(7,104)
Cost of sales (exclusive of depreciation and amortization)	222,371	73,798	148,573
Operations and maintenance	33,697	26,671	7,026
Segment Operating Margin	$239,436	$402,139	$(162,703)

	Six Months Ended,
(in thousands of $)	June 30, 2023	June 30, 2022	Change
Total revenues	$998,112	$1,023,804	$(25,692)
Cost of sales (exclusive of depreciation and amortization)	296,169	507,480	(211,311)
Vessel operating expenses	—	7,747	(7,747)
Operations and maintenance	60,368	59,782	586
Segment Operating Margin	$641,575	$448,795	$192,780
Total revenue
Total revenue for the Terminals and Infrastructure Segment decreased by $7.1 million for the three months ended June 30, 2023 as compared to the three months ended March 31, 2023. The decrease was primarily driven by decreases to revenue from LNG cargo sales to third parties and decreases to the Henry Hub index that forms a portion of the pricing to invoice most of our customers in this segment, partially offset by increased volumes delivered to our downstream terminal customers.
The decrease in revenue in the second quarter of 2023 when compared to the first quarter of 2023 was primarily attributable to the following:
•Revenue from LNG cargo sales was $267.8 million for the three months ended June 30, 2023, of which $162.5 million was recognized for a fee received from a customer to cancel a future delivery, decreasing from $349.4 million for the three months ended March 31, 2023.
•The average Henry Hub index pricing used to invoice our downstream customers decreased by 39% for the three months ended June 30, 2023 as compared to the three months ended March 31, 2023.
•Volumes delivered to downstream terminal customers increased from 12.1 TBtus in the first quarter of 2023 to 14.0 TBtu in the second quarter of 2023. In the second quarter, we began to support the grid stabilization project in Puerto Rico, and our operations at the Palo Seco Power Plant commenced resulting in additional volumes consumed.
Total revenue for the Terminals and Infrastructure Segment decreased by $25.7 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The decrease was primarily driven by no longer reflecting our pro rata share of revenue from our former investment in CELSEPAR in our segment measure. Revenue was also impacted by decreases to the Henry Hub index that forms a portion of the pricing to invoice most of our customers in this segment, increased revenue from LNG cargo sales to third parties and volumes delivered to our downstream terminal customers.
The decrease in revenue in the six months ended June 30, 2023 when compared to the six months ended June 30, 2022 was primarily attributable to the following:
•After the completion of the sale of our investment in CELSEPAR in the fourth quarter of 2022, we no longer recognize revenue from this investment in our segment measure. Our share of revenue from CELSEPAR was $107.0 million for the six months ended June 30, 2022, respectively, which was primarily comprised of fixed capacity payments received under related PPAs.
Such decrease was offset by increases to revenue in the six months ended June 30 2023 when compared to the six months ended June 30, 2022, due to the following:
•For the six months ended June 30, 2023, volumes delivered to downstream customers were 26.1 TBtu as compared to 15.6 TBtu for the six months ended June 30, 2022. During the first quarter of 2022, no volumes were consumed by the Bogue Power Plant due to the Port of Montego Bay where our facility resides requiring a reconfiguration and partial relocation of our assets. Additionally, maintenance activities lowered consumption at the San Juan Power Plant; these facilities were not impacted by significant maintenance downtime during 2023. The maintenance downtime in the prior year was most impactful at the San Juan Power Plant, and volumes delivered to the San Juan Power Plant increased from 3.8 TBtus during the six months ended June 30, 2022 to 11.0 TBtu during the six months ended June 30, 2023.
•Revenue from LNG cargos sales was $617.1 million for the six months ended June 30, 2023, of which $332.0 million was recognized for fees received from a customer to cancel future deliveries, as compared to $594.2 million for the six months ended June 30, 2022.
•The average Henry Hub index pricing used to invoice our downstream customers decreased by 54% for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.
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
Cost of sales increased by $148.6 million for the three months ended June 30, 2023 as compared to the three months ended March 31, 2023, which was attributable to the following:
•We settled a commodity swap transaction, entered into as economic hedge to reduce market risks associated with commodity prices in the first quarter of 2023, and the realized gain of $146.1 million was included as a reduction of Cost of sales in our segment measure. For segment performance measures, unrealized mark to market gains and losses are excluded until settled. In the second quarter of 2023, we recognized a realized loss of $3.9 million as a reduction to Cost of sales in the segment measure.
•Increased cost of LNG purchased from third parties for sale to our downstream customers of $32.1 million. Volumes delivered to our downstream customers increased by approximately 16% in the current quarter; and our cost to deliver these volumes increased to $8.08 per MMBtu for the three months ended June 30, 2023 from $7.23 per MMBtu for the three months ended March 31, 2023.
•We incurred decreased cost of LNG purchased from third parties for LNG cargo sales of $21.0 million during the second quarter of 2023 due to decreased volumes delivered.
Cost of sales decreased by $211.3 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, which was attributable to the following:

•Realized gains of $141.9 million from the settlement of commodity swap transactions, entered into as an economic hedge to reduce the market risks associated with commodity prices, were included as reduction of cost of sales. For segment performance measures, unrealized mark to market gains and losses are excluded until settled.
•We incurred decreased cost of LNG purchased from third parties for LNG cargo sales of $26.6 million during the six months ended June 30, 2023 due to decreased cost of LNG under our supply contracts.
•We incurred increased cost of LNG purchased from third parties for sale to our downstream customers of $41.5 million during the six months ended June 30, 2023 due to increased volumes delivered; we delivered 67% more volumes to our downstream terminal customers in the current period as compared to the six months ended June 30, 2022. While we delivered significantly more volumes to our downstream customers, our pricing to purchase LNG for delivery to such customers was substantially lower, decreasing to $7.66 per MMBtu for the six months ended June 30, 2023 from $9.66 per MMBtu for the six months ended June 30, 2022.
•Vessel costs decreased by $38.4 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 primarily due to the capitalization of vessel costs for the commissioning of development projects, as well as, vessel costs recognized as inventory when our vessels are used to transport inventory from a supplier's facility to our storage locations and terminals.
•Cost of sales for the six months ended June 30, 2022 included $26.5 million of our share of cost of sales from our investment in CELSEPAR, which was primarily comprised of LNG costs to fuel a power plant owned by CELSEPAR.
The weighted-average cost of our LNG inventory balance to be used in our downstream terminal operations as of June 30, 2023 and December 31, 2022 was $8.09 per MMBtu and $10.42 per MMBtu, respectively.
Vessel operating expenses
Vessel operating expenses include direct costs associated with operating a vessel, and these costs are typically included in the Ships segment. Once we begin to use a vessel in our terminal operations, the costs of the vessel begin to be included in the Terminals and Infrastructure segment. For the six months ended June 30, 2022, we incurred $7.7 million of vessel operating expenses in this segment; we did not incur vessel operating costs in this segment during the six months ended June 30, 2023.
Operations and maintenance
Operations and maintenance includes costs of operating our facilities, exclusive of costs to convert that are reflected in Cost of sales.
Operations and maintenance increased $7.0 million for the three months ended June 30, 2023 as compared to the three months ended March 31, 2023. The increase was primarily attributable to increased lease costs of turbines leased to generate power at the Palo Seco Power Plant as part of the grid stabilization project in Puerto Rico.
Operations and maintenance increased $0.6 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increase was primarily attributable to increased lease costs of turbines leased to generate power at the Palo Seco Power Plant as part of the grid stabilization project in Puerto Rico, as well as increased payroll costs and logistics costs associated with the continued expansion of our operations. These increases were offset by the inclusion of our share of Operations and maintenance from our investment in CELSEPAR during the six months ended June 30,

2022; after the sale of our investment in CELSEPAR in the second quarter of 2022, we do not include these costs during six months ended June 30, 2023.
Ships Segment

	Three Months Ended,
(in thousands of $)	June 30, 2023	March 31, 2023	Change
Total revenues	$65,841	$97,917	$(32,076)
Vessel operating expenses	11,443	19,239	(7,796)
Segment Operating Margin	$54,398	$78,678	$(24,280)

	Six Months Ended,
(in thousands of $)	June 30, 2023	June 30, 2022	Change
Total revenues	$163,758	$225,966	$(62,208)
Vessel operating expenses	30,682	47,230	(16,548)
Segment Operating Margin	$133,076	$178,736	$(45,660)
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
On March 15, 2023, we completed a transaction with Golar LNG Limited (“GLNG”) for the sale of our investment in the common units of Hilli LLC in exchange for approximately 4.1 million NFE shares and $100 million in cash (the "Hilli Exchange"). In the fourth quarter of 2022, we recognized a loss on the investment in the Hilli of $118.6 million; this loss was recognized in Loss from equity method investments in the consolidated statements of operations and comprehensive income (loss). Upon completion of the Hilli Exchange during the first quarter of 2023, we recognized an additional loss on disposal of $37.4 million, which was included in Other expense (income), net. As a result of the Hilli Exchange we no longer have an ownership interest in the Hilli. NFE shares received from GLNG were cancelled upon the closing of the Hilli Exchange.
As of June 30, 2023, four FSRUs and four LNG carriers were leased to customers under long-term or spot arrangements. The Spirit and the Mazo continue to be in cold lay-up, and no vessel charter revenue was generated from these vessels.
Total revenue
Total revenue for the Ships segment decreased $32.1 million for the three months ended June 30, 2023 as compared to the three months ended March 31, 2023. The charters of two vessels concluded in the first quarter of 2023, and these vessels are no longer included in the Ships segment. Vessel charter revenue in Ships segment is lower due to these vessels coming off charter and no longer being included in the segment. After the Hilli Exchange at the end of the first quarter of 2023, we no longer recognize revenue from the Hilli, decreasing revenue in the Ships segment in the current quarter.
Total revenue for the Ships segment decreased $62.2 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The decrease in revenue was primarily the result of the sale of the Nanook as part of the Energos Formation Transaction; we no longer recognize revenue related to the Nanook in 2023. One of our vessel charters was renewed at the beginning of 2023 at a lower rate; additionally the charters for two vessels concluded in the first quarter of 2023, lowering vessel revenue for the full six months ended June 30, 2023. We plan to utilize these vessels in our operations following conversion and other upgrades starting later in 2023.

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
Vessel operating expenses decreased $7.8 million for the three months ended June 30, 2023 as compared to the three months ended March 31, 2023. The decrease in vessel operating expenses was attributable to lower costs related to the Hilli after the Hilli Exchange at the end of the first quarter of 2023. Additionally, beginning in the second quarter of 2023, two vessels are now included in the Terminals and Infrastructure Segment resulting in decreased vessel operating expenses in the Ship Segment.
Vessel operating expenses decreased $16.5 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The decrease in vessel operating expenses was primarily due to lower costs related to the Hilli after the Hilli Exchange at the end of the first quarter of 2023. Vessel operating expenses also decreased as a result of the sale of the Nanook as part of the Energos Formation Transaction; we recognized vessel operating expenses related to the Nanook during 2022 and no longer recognize vessel operating expenses related to the Nanook in 2023.
Other operating results

	Three Months Ended,			Six Months Ended,
(in thousands of $)	June 30, 2023	March 31, 2023	Change	June 30, 2023	June 30, 2022	Change
Selling, general and administrative	$55,803	$52,138	$3,665	$107,941	$98,351	$9,590
Transaction and integration costs	1,554	494	1,060	2,048	6,767	(4,719)
Depreciation and amortization	42,115	34,375	7,740	76,490	70,646	5,844
Asset impairment expense	—	—	—	—	48,109	(48,109)
Total operating expenses	99,472	87,007	12,465	186,479	223,873	(37,394)
Operating income	190,965	267,224	(76,259)	458,189	300,151	158,038
Interest expense	64,396	71,673	(7,277)	136,069	92,756	43,313
Other (income) expense, net	(6,584)	25,005	(31,589)	18,421	(41,827)	60,248
Income before income from equity method investments and income taxes	133,153	170,546	(37,393)	303,699	249,222	54,477
Income (loss) from equity method investments	2,269	9,980	(7,711)	12,249	(322,692)	334,941
Tax provision (benefit)	15,322	28,960	(13,638)	44,282	(136,220)	180,502
Net income	$120,100	$151,566	$(31,466)	$271,666	$62,750	$208,916
Selling, general and administrative
Selling, general and administrative includes compensation expenses for our corporate employees, employee travel costs, insurance, professional fees for our advisors, and screening costs for projects that are in initial stages and development is not yet probable.
Selling, general and administrative increased $3.7 million for the three months ended June 30, 2023, compared to the three months ended March 31, 2023. Selling, general and administrative increased by $9.6 million for six months ended

June 30, 2023 as compared to the six months ended June 30, 2022. The increases were primarily due to increased payroll costs associated with the continued expansion of our operations during 2023.
Transaction and integration costs
For the three months ended June 30, 2023, transaction and integration costs remained relatively flat as compared to the three months ended March 31, 2023.
For the six months ended June 30, 2023, we incurred $2.0 million for transaction and integration costs, as compared to $6.8 million for the six months ended June 30, 2022. For the six months ended June 30, 2022, we incurred transaction and integration costs in connection with the sale of our investment in CELSEPAR, which consisted primarily of financial advisory, legal accounting and consulting costs.
Depreciation and amortization
Depreciation and amortization increased $7.7 million for the three months ended June 30, 2023 as compared to the three months ended March 31, 2023 and increased $5.8 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. In 2023, we began to place assets in service as part of the grid stabilization project in Puerto Rico, including turbines leased for the Palo Seco Power Plant under a finance lease. We also placed other assets in service at the Palo Seco Plant in the second quarter of 2023, increasing depreciation expense in the current quarter.
Asset impairment expense
As a result of our acquisition of Hygo Transition Limited in 2021, we recognized long-lived assets associated the expansion of the Sergipe Power Plant. During the six months ended June 30, 2022, we recognized asset impairment expense of $48.1 million, as the fair value of these assets was less than the carrying value, and the asset group was held for sale. There were no such transactions for the six months ended June 30, 2023.
Interest expense
Interest expense decreased by $7.3 million for the three months ended June 30, 2023 as compared to the three months ended March 31, 2023. The decrease was primarily due to increases in capitalized interest, partially offset by increased interest expense due to borrowings under our expanded Revolving Facility, the issuance of the Equipment Notes and the Short-term Borrowings (each as defined below).
Interest expense increased by $43.3 million for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The increase was primarily due to an increase in total principal outstanding due to additional principal balance outstanding, including obligations under the Energos Formation Transaction. The total principal balance on outstanding facilities was $5.5 billion as of June 30, 2023 as compared to total principal outstanding of $4.2 billion as of June 30, 2022.
Other (income) expense, net
Other (income) expense, net was $(6.6) million and $25.0 million three months ended June 30, 2023, and March 31, 2023, respectively. Other expense (income), net was $18.4 million and $(41.8) million for the six months ended June 30, 2023 and June 30, 2022, respectively.
Other income recognized in the three months ended June 30, 2023 was primarily comprised of foreign currency remeasurement net gains.
Other expense recognized in the six months ended June 30, 2023 was primarily comprised of a $37.4 million loss on disposal of Hilli equity method investment in the Hilli Exchange. This loss was partially offset by interest income and foreign currency remeasurement net gains.
Tax provision
We recognized a tax provision for the three months ended June 30, 2023 of $15.3 million compared to a tax provision of $29.0 million for the three months ended March 31, 2023. We recognized a tax provision of $44.3 million for the six months ended June 30, 2023 compared to a tax benefit of $136.2 million for the six months ended June 30, 2022. The significant tax benefit recognized in 2022 was primarily driven by significant discrete items, including the remeasurement of a deferred tax liability in conjunction with an internal reorganization and the impairment of our investment in CELSEPAR. We have not recognized any significant discrete items through the second quarter of 2023.
Income (loss) from equity method investments
We recognized income from our equity method investments of $2.3 million and $10.0 million for the three months ended June 30, 2023 and March 31, 2023, respectively. We completed the Hilli Exchange in the first quarter of 2023, and as such, income from equity method investments in the second quarter of 2022 is wholly comprised of earnings from our investment in Energos. In the first quarter of 2023, we recognized income of $4.0 million from our equity method investment in Energos and $6.0 million of income from our investment in Hilli for the period prior to the completion of the Hilli Exchange.
We recognized income of $12.2 million from our equity method investments in the six months ended June 30, 2023 compared to loss of $322.7 million for the six months ended June 30, 2022. In connection with the announcement of the sale of our investment in CELSEPAR in the second quarter of 2022, we recognized an other than temporary impairment of the investment in CELSEPAR of $345,447; we did not have any such impairments impacting the earnings from our equity method investments in 2023.
Factors Impacting Comparability of Our Financial Results
Our historical results of operations and cash flows are not indicative of results of operations and cash flows to be expected in the future, principally for the following reasons:
•Our historical financial results do not reflect our Fast LNG solution that will lower the cost of our LNG supply. We currently purchase the majority of our supply of LNG from third parties, sourcing approximately 98% of our LNG volumes from third parties for the six months ended June 30, 2023. We anticipate that the deployment of Fast LNG floating liquefaction facilities will significantly lower the cost of our LNG supply and reduce our dependence on third-party suppliers. We expect to deploy our first Fast LNG unit in the third quarter of 2023.
•Our historical financial results do not include significant projects that have recently been completed or are near completion. Our results of operations for the three and six months ended June 30, 2023 include our Montego Bay Facility, Old Harbour Facility, San Juan Facility, certain industrial end-users and our Miami Facility. We have placed a portion of our La Paz Facility into service, and our revenue and results of operations have begun to be impacted by our operations in Mexico. We have executed agreements to extend and amend our supply of natural gas to multiple CFE power generation facilities in Baja California Sur. We are also continuing to develop our Puerto Sandino Facility, and our current results do not include revenue and operating results from these projects. Our current results also exclude other developments, including the Barcarena Facility, Santa Catarina Facility and Ireland Facility.
Additionally, we began to deliver power to the Puerto Rican grid from the Palo Seco Power Plant as part of the grid stabilization project in the second quarter of 2023. Once fully operational, we expect that our power generation assets at both the Palo Seco Power Plant and at the San Juan Power Plant will operate at full capacity, and we expect that our revenue and results of operations will benefit from significant gas consumption required to operate these assets.
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
Liquidity and Capital Resources
We believe we will have sufficient liquidity from proceeds from recent borrowings, access to additional capital sources and cash flow from operations to fund our capital expenditures and working capital needs for the next 12 months and the reasonably foreseeable future. Our significant capital projects, primarily our first FLNG unit, are nearing completion, and as with many capital projects, a significant portion of the overall capital spending becomes due near the completion of the project. We have also incurred significant capital costs to deploy 350MW of temporary power as part of the grid stabilization project in Puerto Rico.
We expect that the current working capital position to improve based on: (1) following June 30, 2023, we have borrowed under our new Term Loan Agreement, as well as received additional financing under the Equipment Notes, totaling $485 million; (2) we have in excess of $2 billion in unencumbered assets that could be sold or levered; (3) expected cash flows generated from the temporary power project and from sales of our own LNG generated by our first deployed Fast LNG unit; and (4) our relationships with certain significant vendors constructing our Fast LNG assets have allowed us to extend our payment terms to better align with the expected completion of Fast LNG.
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
We have assumed total committed expenditures for all completed and existing projects to be approximately $4,997 million, with approximately $3,526 million having already been paid through June 30, 2023. This estimate represents the committed expenditures for our Fast LNG project, as well as committed expenditures necessary to complete the La Paz Facility, Puerto Sandino Facility, Barcarena Facility, Barcarena Power Plant, Santa Catarina Facility and committed capital expenditures to support our grid stabilization project in Puerto Rico. We expect fully completed Fast LNG units to cost between $1.1 billion and $1.3 billion per unit. Unlike engineering, procurement and construction agreements for traditional liquefaction construction, our contracts with vendors to construct the Fast LNG units allow us to closely control the timing of our spending and construction schedules so that we can complete each project in time frames to meet our business needs. For example, expected spending for our second and third Fast LNG units that is not currently contracted is excluded from the estimated committed spending. Each Fast LNG completion is subject to permitting, various contractual terms, project feasibility, our decision to proceed and timing. We carefully manage our contractual commitments, the related funding needs and our various sources of funding including cash on hand, cash flow from operations, and borrowings under existing and future debt facilities. We may also enter into other financing arrangements to generate proceeds to fund our developments.
As of June 30, 2023, we have spent approximately $128.6 million to develop the Pennsylvania Facility. Approximately $22.5 million of construction and development costs have been expensed as we have not issued a final notice to proceed to our engineering, procurement and construction contractors. Cost for land, as well as engineering and equipment that could be deployed to other facilities and associated financing costs of approximately $106.1 million, has been capitalized, and to date, we have repurposed approximately $16.8 million of engineering and equipment to our Fast LNG project. We intend to apply for updated permits for the Pennsylvania Facility with the aim of obtaining these permits to coincide with the commencement of construction activities.
On December 12, 2022, our Board of Directors approved an update to our dividend policy. In connection with the dividend policy update, the Board declared a dividend of $626.3 million, representing $3.00 per Class A share, which was paid during the first quarter of 2023. Additionally, we declared and paid quarterly dividends totaling $41.0 million during the six months ended June 30, 2023, representing $0.10 per Class A share. Our future dividend policy is within the discretion of our Board of Directors and will depend upon then-existing conditions, including our results of operations and financial condition, capital requirements, business prospects, statutory and contractual restrictions on our ability to pay dividends, including restrictions contained in our debt agreements, and other factors our Board of Directors may deem relevant. In the third quarter of 2023, our Board of Directors reinstated a dividend policy of targeting a quarterly dividend of $0.10 per share.
Contractual Obligations
We are committed to make cash payments in the future pursuant to certain contracts. The following table summarizes certain contractual obligations in place as of June 30, 2023.

(in thousands of $)	Total	Less than Year 1	Years 2 to 3	Year 4 to 5	More than 5 years
Long-term debt obligations	$7,836,484	$259,024	$2,952,126	$2,093,200	$2,532,134
Purchase obligations	14,996,844	1,256,540	2,170,489	1,354,518	10,215,297
Lease obligations	631,113	83,411	254,249	107,037	186,416
Total	$23,464,441	$1,598,975	$5,376,864	$3,554,755	$12,933,847
Long-term debt obligations
For information on our long-term debt obligations, see “—Liquidity and Capital Resources—Long-Term Debt” in our Annual Report. The amounts included in the table above are based on the total debt balance, scheduled maturities, and interest rates in effect as of June 30, 2023.
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
Purchase obligations
We are party to contractual purchase commitments for the purchase, production and transportation of LNG and natural gas, as well as engineering, procurement and construction agreements to develop our terminals and related infrastructure. Our commitments to purchase LNG and natural gas are principally take-or-pay contracts, which require the purchase of minimum quantities of LNG and natural gas, and these commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. Certain LNG purchase commitments are subject to conditions precedent, and we include these expected commitments in the table above beginning when delivery is expected assuming that all contractual conditions precedent are met. For purchase commitments priced based upon an index such as Henry Hub, the amounts shown in the table above are based on the spot price of that index as of June 30, 2023.
We have construction purchase commitments in connection with our development projects, including our Fast LNG project, La Paz Facility, Puerto Sandino Facility, Barcarena Facility, Santa Catarina Facility and committed capital expenditures to support our grid stabilization project in Puerto Rico. Commitments included in the table above include commitments under engineering, procurement and construction contracts where a notice to proceed has been issued.
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
Cash Flows
The following table summarizes the changes to our cash flows for the six months ended June 30, 2023 and 2022, respectively:

	Six Months Ended June 30,
(in thousands of $)	2023	2022	Change
Cash flows from:
Operating activities	$503,877	$170,933	$332,944
Investing activities	(1,367,092)	(441,708)	(925,384)
Financing activities	222,583	226,654	(4,071)
Net decrease in cash, cash equivalents, and restricted cash	$(640,632)	$(44,121)	$(596,511)
Cash provided by operating activities

Our cash flow provided by operating activities was $503.9 million for the six months ended June 30, 2023, which increased by $332.9 million from cash provided by operating activities of $170.9 million for the six months ended June 30, 2022. The increase in cash provided by operating activities for the six months ended June 30, 2023 was primarily driven by changes in working capital, including improved collection of receivables, as well as significant cash receipts under our temporary power agreements that are required to be deferred as contract liabilities.
Cash used in investing activities
Our cash flow used in investing activities was $1,367.1 million for the six months ended June 30, 2023, which increased by $925.4 million from cash used in investing activities of $441.7 million for the six months ended June 30, 2022. Cash outflows for investing activities during the six months ended June 30, 2023 were used primarily for continued development of our Fast LNG project and assets to service the grid stabilization project in Puerto Rico. Cash outflows were offset by proceeds of $100.0 million from the sale of our equity method investment in Hilli LLC in the Hilli Exchange.
Cash outflows for investing activities during the six months ended June 30, 2022 were used for continued development of our Fast LNG project, Santa Catarina Facility, Barcarena Facility, as well as expenditures to complete our La Paz Facility and Puerto Sandino Facility.
Cash provided by financing activities
Our cash flow provided by financing activities was $222.6 million for the six months ended June 30, 2023, which decreased by $4.1 million from cash provided by financing activities of $226.7 million for the six months ended June 30, 2022. In December 2022, our Board of Directors approved and declared a dividend of $626.3 million, representing $3.00 per Class A share; such dividend payment was made in January 2023. We have borrowed under our expanded Revolving Facility for total additional borrowings of $741.6 million, with such borrowings primarily used to fund the ongoing development of our Fast LNG project. We also borrowed $100.0 million under the Equipment Notes to support our grid stabilization project in Puerto Rico and $78.0 million of short-term borrowings under repurchase arrangements.
Cash provided by financing activities during the six months ended June 30, 2022 was primarily due to proceeds from issuance of debt of $437.9 million, offset by repayments of debt of $146.0 million and payment of dividends of $47.4 million.
Long-Term Debt and Preferred Stock
The terms of our debt instruments and associated obligations have been described in our Annual Report. There have been no significant changes to the terms of our outstanding debt, covenant requirements or payment obligations, other than described below.
Equipment Notes
In June 2023, we executed a Master Loan and Security Agreement with a lender to borrow up to $200,000 under promissory notes secured by certain turbines acquired in the first quarter of 2023 to support the grid stabilization project in Puerto Rico (the “Equipment Notes”). Prior to June 30, 2023, we borrowed $100,000 bearing interest at approximately 7.4%, and the principal is partially repayable in monthly installments over the 36 month term of the loan with the balance due upon maturity in June 2026. On July 31, 2023, we borrowed an additional $85,000, and we expect to receive funding on the final tranche of the Equipment Notes of $15,000 in the third quarter of 2023.
Proceeds received were net of upfront fees due to the lender, and through June 30, 2023, we have incurred $1,468 in origination, structuring and other fees, associated with entry into the Equipment Notes.
The Equipment Notes do not contain any restrictive financial covenants.
Short-term Borrowings
We may, from time to time, enter into sales and repurchase agreements with a financial institution, whereby the Company sells to the financial institution an LNG cargo and concurrently enters into an agreement to repurchase the same LNG cargo immediately with the repurchase price payable at a future date, generally not to exceed 90-days from the date of the sale and repurchase (the “Short-term Borrowings”). As of June 30, 2023, we had $78,025 due under repurchase arrangements with a weighted average interest rate of 9.43%.
Revolving Facility
In February 2023, we entered into an amendment of our Revolving Facility which increased the commitments by $301.7 million, for a total capacity of $741.7 million. The interest rate for borrowings under the Revolving Facility based on the current usage of the facility has not changed, and no changes were made to the maturity date or covenants. In conjunction with the amendment, we incurred an additional $5.3 million in fees which have been capitalized within Other non-current assets.
Debt and lease restrictions
We are required to comply with covenants under the Revolving Facility and letter of credit facility, including requirements to maintain Debt to Capitalization Ratio of less than 0.7:1.0, and for quarters in which the Revolving Facility is greater than 50% drawn, the Debt to Annualized EBITDA Ratio must be less than 5.0:1.0 for fiscal quarters ending December 31, 2021 until September 30, 2023 and less than 4.0:1.0 for the fiscal quarter ended December 31, 2023. We were in compliance with all covenants as of June 30, 2023.
Critical Accounting Policies and Estimates
A complete discussion of our critical accounting policies and estimates is included in our Annual Report. As of June 30, 2023, there have been no significant changes to our critical accounting estimates since our Annual Report.
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
Commodity Price Risk
Commodity price risk is the risk of loss arising from adverse changes in market rates and prices. We are able to limit our exposure to fluctuations in natural gas prices as our pricing in contracts with downstream customers is largely based on the Henry Hub index price plus a contractual spread. Our exposure to market risk associated with LNG price changes may adversely impact our business. In 2022, we entered into a commodity swap transaction as an economic hedge to reduce the risks associated with commodity prices which settled in the first quarter of 2023 resulting in a realized gain of $146.1 million. In January 2023, we entered into a commodity swap transaction, and we recognized an unrealized losses of $2.9 million for the six months ended June 30, 2023. We currently do not have other derivative instruments to mitigate the effect of fluctuations in LNG prices on our operations; in the future we may enter into additional derivative instruments.
Interest Rate Risk
The 2025 Notes, 2026 Notes, Equipment Notes, and South Power 2029 Bonds (each defined above or in our Annual Report) were issued with a fixed rate of interest, and as such, a change in interest rates would impact the fair value of the debt outstanding but such a change would have no impact on our results of operations or cash flows. A 100-basis point increase or decrease in the market interest rate would decrease or increase the fair value of our fixed rate debt by approximately $73 million. The sensitivity analysis presented is based on certain simplifying assumptions, including instantaneous change in interest rate and parallel shifts in the yield curve.
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
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2023 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have a limited operating history and track record. As a result, our prior operating history and historical financial statements may not be a reliable basis for evaluating our business prospects or the value of our Class A common stock. We commenced operations on February 25, 2014, and we had net losses of approximately $78.2 million in 2018, $204.3 million in 2019, and $264.0 million in 2020. We recognized income of $92.7 million in 2021, $184.8 million in 2022 and $120.1 million in the second quarter of 2023. Our limited operating history also means that we continue to develop and implement our strategies, policies and procedures, including those related to project development planning, operational supply chain planning, data privacy and other matters. We cannot give you any assurance that our strategy will be successful or that we will be able to implement our strategy on a timely basis, if at all, or achieve our internal model or that our assumptions will be accurate.

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
Our results of operations for the year ended December 31, 2022 and the six months ended June 30, 2023, include our Montego Bay Facility, Old Harbour Facility, San Juan Facility, certain industrial end-users and our Miami Facility. In addition, we placed a portion of our La Paz Facility into service in 2022, and our revenue and results of operations have begun to be impacted by operations in Mexico, including agreements with certain power generation facilities in Baja California Sur. Our results for 2023 exclude other developments, including our Puerto Sandino Facility, the Barcarena Facility, Santa Catarina Facility and Ireland Facility. Jamaica, Mexico and Puerto Rico have historically experienced economic volatility and the general condition and performance of their economies, over which we have no control, may affect our business, financial condition and results of operations. Jamaica, Mexico and Puerto Rico are subject to acts of terrorism or sabotage and natural disasters, in particular hurricanes, extreme weather conditions, crime and similar other risks which may negatively impact our operations in the region. See “—Risks Related to the Jurisdictions in Which We Operate—We are subject to the economic, political, social and other conditions in the jurisdictions in which we operate.” We may also be affected by trade restrictions, such as tariffs or other trade controls. Additionally, tourism is a significant driver of economic activity in these geographies and directly and indirectly affects local demand for our LNG and therefore our results of operations. Trends in tourism in these geographies are primarily driven by the economic condition of the tourists’ home country or territory, the condition of their destination, and the availability, affordability and desirability of air travel and cruises. Additionally, unexpected factors could reduce tourism at any time, including local or global economic recessions, terrorism, travel restrictions, pandemics, including the COVID-19 pandemic, severe weather or natural disasters. Due to our current lack of asset and geographic diversification, an adverse development at our operating facilities, in the energy industry or in the economic conditions in these geographies, would have a significantly greater impact on our financial condition and operating results than if we maintained more diverse assets and operating areas.

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

Under our GSAs, PPAs and SSAs, we are required to deliver to our customers specified amounts of LNG, natural gas, power and steam, respectively, at specified times and within certain specifications, all of which requires us to obtain sufficient amounts of LNG from third-party LNG suppliers or our own portfolio. We may not be able to purchase or receive physical delivery of sufficient quantities of LNG to satisfy those delivery obligations, which may provide a counterparty with the right to terminate its GSA, PPA or SSA, as applicable, or subject us to remedial obligations under those agreements. While we have entered into supply agreements for the purchase of LNG between 2023 and 2030, we may need to purchase significant additional LNG volumes to meet our delivery obligations to our downstream customers. Price fluctuations in natural gas and LNG may make it expensive or uneconomical for us to acquire adequate supply of these items or to sell our inventory of natural gas or LNG at attractive prices. Failure to secure contracts for the purchase of a sufficient amount of LNG or at favorable prices could materially and adversely affect our business, operating results, cash flows and liquidity.

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

On an ongoing basis, we engage with lenders and other financial institutions in an effort to improve our liquidity and capital resources. As of December 31, 2022 and June 30, 2023, we had approximately $4.5 billion and $5.5 billion, respectively, aggregate principal amount of indebtedness outstanding on a consolidated basis. The terms and conditions of our indebtedness include restrictive covenants that may limit our ability to operate our business, to incur or refinance our debt, engage in certain transactions, and require us to maintain certain financial ratios, among others, any of which may limit our ability to finance future operations and capital needs, react to changes in our business and in the economy generally, and to pursue business opportunities and activities. If we fail to comply with any of these restrictions or are unable to pay our debt service when due, our debt could be accelerated or cross-accelerated, and we cannot assure you that we will have the ability to repay such accelerated debt. Any such default could also have adverse consequences to our status and reporting requirements, reducing our ability to quickly access the capital markets. Our ability to service our existing and any future debt will depend on our performance and operations, which is subject to factors that are beyond our control and compliance with covenants in the agreements governing such debt. We may incur additional debt to fund our business and strategic initiatives. If we incur additional debt and other obligations, the risks associated with our substantial leverage and the ability to service such debt would increase, which could have a material adverse effect on our business, results of operation and financial condition.

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

Affiliates of certain entities controlled by Wesley R. Edens, Randal A. Nardone and affiliates of Fortress Investment Group LLC (“Founder Entities”), together with affiliates of Energy Transition Holdings LLC, hold a majority of the voting power of our stock. In addition, pursuant to the Shareholders’ Agreement, dated as of February 4, 2019, by and among the Company and the respective parties thereto (the “Shareholders’ Agreement”), the Founder Entities currently have the right to nominate a majority of the members of our Board of Directors. Furthermore, the Shareholders’ Agreement provides that the parties thereto will use their respective reasonable efforts (including voting or causing to be voted all of the Company’s voting shares beneficially owned by each) to cause to be elected to the Board, and to cause to continue to be in office the director nominees selected by the Founder Entities. Affiliates of Energy Transition Holdings LLC are parties to the Shareholders’ Agreement and as of June 30, 2023 hold approximately 12.5% of the voting power of our stock. As a result, we are a controlled company within the meaning of the Nasdaq corporate governance standards. Under Nasdaq rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a controlled company and may elect not to comply with certain Nasdaq corporate governance requirements, including the requirements that:

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

As of June 30, 2023, affiliates of the Founder Entities own an aggregate of approximately 87,136,768 shares of Class A common stock, representing approximately 42.5% of our voting power, and affiliates of Energy Transition Holdings LLC, party to the Shareholders' Agreement, own an aggregate of approximately 25,559,846 shares of our Class A common stock, representing approximately 12.5% of the voting power of our Class A common stock. The beneficial ownership of greater than 50% of our voting stock means affiliates of the Founder Entities and Energy Transition Holdings LLC are able to control matters requiring stockholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our Class A common stock will be able to affect the way we are managed or the direction of our business. The interests of these parties with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders, including holders of the Class A common stock.

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
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
Term Loan Credit Agreement
On August 3, 2023 (the “Closing Date”), the Company entered into a Term Loan Credit Agreement (the “Term Loan Agreement”) with Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, the lenders party thereto, and the other parties thereto, pursuant to which the lenders party thereto funded term loans (the “Term Loans”) to the Company on the Closing Date in an aggregate principal amount of $400 million. The proceeds of the Term Loans may be used for working capital and other general corporate purposes. The Term Loans will mature on August 1, 2024 and are payable in full on the maturity date.
As of the Closing Date, the obligations under the Term Loan Agreement are guaranteed, jointly and severally, by each domestic subsidiary that is a wholly-owned restricted subsidiary of the Company, other than (as defined in the Term Loan Agreement) (i) any Qualified Liquefaction Development Entities, (ii) any Receivables Subsidiaries, (iii) any Immaterial Subsidiaries, (iv) any Captive Insurance Subsidiaries, (v) any not-for-profit or special purpose Subsidiaries and (vi) any Subsidiary with respect to which a guarantee would result in material adverse tax consequences, as reasonably determined by the Company. Each foreign subsidiary that is a wholly-owned restricted subsidiary of the Company (subject to the exceptions set forth above) is required to accede to the facility as a guarantor on a post-closing basis. The obligations of the Company and the guarantors party thereto are senior secured obligations of the Company and such guarantors, and are and will be on a post-closing basis secured on a pari passu basis by liens on the same assets of the Company and guarantors that secure the Company’s existing 6.750% Senior Secured Notes due 2025, the Company’s existing 6.50% Senior Secured Notes due 2026, the Company’s existing Revolving Facility and the Company’s existing letter of credit facility. An equal priority intercreditor agreement governs the treatment of such collateral.
The Term Loans bear interest at a per annum rate equal to Adjusted Term SOFR (as defined in the Term Loan Agreement) plus 3.50%. The Company may prepay Term Loans at its option at any time without premium (subject to customary break funding costs). The Company is required to prepay Term Loans with the net proceeds of certain asset sales, condemnations, and debt and convertible securities issuances, in each case subject to certain exceptions and thresholds. Additionally, commencing with the fiscal quarter ending December 31, 2023, the Company will be required to prepay Term Loans with the Company’s Excess Cash Flow (as defined in the Term Loan Agreement).
The Term Loan Agreement contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants. The affirmative covenants include, among other things, delivery of financial statements, compliance certificates and notices, payment of taxes and other obligations, conduct of business and maintenance of existence, compliance with applicable laws and regulations, maintenance of properties and insurance, maintenance of books and records and provision of guarantees and collateral.

The negative covenants include limitations on restricted payments, dividends and other payment restrictions affecting subsidiaries, indebtedness, asset sales, transactions with affiliates, liens, mergers, consolidation or sale of all or substantially all assets, and maintenance of a total debt to capitalization ratio and a total first lien debt to EBITDA ratio (which latter covenant shall be tested only if required to be tested under the Revolving Facility). The Term Loan Agreement also contains usual and customary events of default (subject to grace periods), including non-payment of principal, interest, fees and other amounts; material breach of a representation or warranty; covenant defaults, acceleration of other material debt; material judgments; bankruptcy or insolvency; ERISA-related defaults; impairment of security or guarantees; and change of control.
Officer Appointment
On August 7, 2023, William L. Payne was appointed as Chief Operating Officer of the Company.
Item 6.    Exhibits.

Exhibit Number	Description

3.1	Certificate of Conversion of New Fortress Energy Inc. (incorporated by reference to Exhibit 99.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2020).

3.2	Certificate of Incorporation of New Fortress Energy Inc. (incorporated by reference to Exhibit 99.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2020).

3.3	Bylaws of New Fortress Energy Inc. (incorporated by reference to Exhibit 99.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2020).

10.1†	New Fortress Energy LLC 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on February 4, 2019).

10.2†	Form of Director Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on December 24, 2018).

10.3†	Restricted Share Unit Award Agreement under the Amended and Restated New Fortress Energy Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 8, 2022).

10.4	Shareholders’ Agreement, dated February 4, 2019, by and among New Fortress Energy LLC, New Fortress Energy Holdings LLC, Wesley R. Edens and Randal A. Nardone (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.5	Administrative Services Agreement, dated February 4, 2019, by and between New Fortress Intermediate LLC and FIG LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.6†	Indemnification Agreement (Edens) (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.7†	Indemnification Agreement (Guinta) (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.8†	Indemnification Agreement (Catterall) (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.9†	Indemnification Agreement (Grain) (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.10†	Indemnification Agreement (Griffin) (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.11†	Indemnification Agreement (Mack) (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.12†	Indemnification Agreement (Nardone) (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.13†	Indemnification Agreement (Wanner) (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.14†	Indemnification Agreement (Jay ) (incorporated by reference to Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on May 4, 2023).

10.15†	Indemnification Agreement, dated as of March 17, 2019, by and between New Fortress Energy LLC and Yunyoung Shin (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 26, 2019).

10.16	Letter Agreement, dated as of December 3, 2019, by and between NFE Management LLC and Yunyoung Shin. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2020).

10.17	Letter Agreement, dated as of March 14, 2017, by and between NFE Management LLC and Christopher S. Guinta (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.18	Indenture, dated September 2, 2020, by and among the Company, the subsidiary guarantors from time to time party thereto, and U.S. Bank National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 2, 2020).

10.19	Pledge and Security Agreement, dated September 2, 2020, by and among the Company, the subsidiary guarantors from time to time party thereto, and U.S. Bank National Association, as notes collateral agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 2, 2020).

10.20	First Supplemental Indenture, dated December 17, 2020, by and among the Company, the subsidiary guarantors from time to time party thereto and U.S. Bank National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 18, 2020).

10.21	Second Supplemental Indenture, dated as of March 1, 2021, between NFE US Holdings LLC, as Guaranteeing Subsidiary, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.22	Third Supplemental Indenture, dated as of June 11, 2021, between Golar GP LLC (now known as NFE GP LLC), as Guaranteeing Subsidiary, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.23	Fourth Supplemental Indenture, dated as of September 13, 2021, between NFE Mexico Power Holdings Limited and NFE Mexico Terminal Holdings Limited, as Guaranteeing Subsidiaries, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.24	Fifth Supplemental Indenture, dated as of November 24, 2021, between NFE International Shipping LLC, NFE Global Shipping LLC, NFE Grand Shipping LLC and NFE International Holdings Limited, as Guaranteeing Subsidiaries, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.25	Sixth Supplemental Indenture, dated as of March 23, 2022, between NFE UK Holdings Limited, NFE Global Holdings Limited and NFE Bermuda Holdings Limited, as Guaranteeing Subsidiaries, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.26	Seventh Supplemental Indenture, dated as of December 22, 2022, between NFE Andromeda Chartering LLC, as Guaranteeing Subsidiary, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.27	Indenture, dated April 12, 2021, by and among the Company, the subsidiary guarantors from time to time party thereto, and U.S. Bank National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 12, 2021).

10.28	Pledge and Security Agreement, dated April 12, 2021, by and among the Company, the subsidiary guarantors, from time to time party thereto, and U.S. Bank National Association, as notes collateral agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 12, 2021).

10.29	First Supplemental Indenture, dated as of June 11, 2021, between Golar GP LLC (now known as NFE GP LLC), as Guaranteeing Subsidiary, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.30	Second Supplemental Indenture, dated as of September 13, 2021, between NFE Mexico Power Holdings Limited and NFE Mexico Terminal Holdings Limited, as Guaranteeing Subsidiaries, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.31	Third Supplemental Indenture, dated as of November 24, 2021, between NFE International Shipping LLC, NFE Global Shipping LLC, NFE Grand Shipping LLC and NFE International Holdings Limited, as Guaranteeing Subsidiaries, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.32	Fourth Supplemental Indenture, dated as of March 23, 2022, between NFE UK Holdings Limited, NFE Global Holdings Limited and NFE Bermuda Holdings Limited, as Guaranteeing Subsidiaries, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.33	Fifth Supplemental Indenture, dated as of December 22, 2022, between NFE Andromeda Chartering LLC, as Guaranteeing Subsidiary, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.34	Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and Morgan Stanley Senior Funding, Inc,. as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 21, 2021).

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

10.36	Second Amendment to Credit Agreement, dated as of February 28, 2022 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2022).

10.37	Third Amendment to Credit Agreement, dated as of May 4, 2022 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2022).

10.38	Fourth Amendment to Credit Agreement, dated as of February 7, 2023 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.39	Omnibus Agreement, dated as of April 15, 2021, by and among the Company, GLNG and certain other parties thereto (incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2021).

10.40	Indemnity Agreement, dated as of April 15, 2021, by and among the Company, GLNG, and certain affiliates of Stonepeak (incorporated by reference to Exhibit 10.31 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2021).

10.41	Omnibus Agreement, dated as of April 15, 2021, by and among the Company, GMLP, GLNG and certain parties thereto (incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2021).

10.42	Tax Indemnification Agreement, dated as of April 15, 2021, by and between NFE International and GLNG (incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2021).

10.43#
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

10.46	Incremental Joinder Agreement Regarding to Uncommitted Letter of Credit and Reimbursement Agreement, dated February 6, 2023, by and among New Fortress Energy Inc., the guarantors party thereto, Natixis, New York Branch, as Administrative Agent and as Issuing Bank, Credit Agricole Corporate and Investment Bank, as Issuing Bank, and Sumitomo Mitsui Banking Corporation, as Issuing Bank (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.47	Underwriting Agreement, dated December 14, 2022, by and among New Fortress Energy Inc., Energy Transition Holdings LLC and J.P. Morgan Securities LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 16, 2022).

31.1*	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101
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

Date: August 8, 2023

	By:	/s/ Wesley R. Edens

	Name:	Wesley R. Edens

	Title:	Chief Executive Officer and Chairman

(Principal Executive Officer)
Date: August 8, 2023

	By:	/s/ Christopher S. Guinta

	Name:	Christopher S. Guinta

	Title:	Chief Financial Officer

(Principal Financial Officer)
Date: August 8, 2023

	By:	/s/ Yunyoung Shin

	Name:	Yunyoung Shin

	Title:	Chief Accounting Officer

(Principal Accounting Officer)