Form 10-Q
period 2023-09-30
New Fortress Energy Inc.
filed 2023-11-09
CIK 1749723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
As of November 6, 2023, the registrant had 205,031,406 shares of Class A common stock outstanding.

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

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements.
New Fortress Energy Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2023 and December 31, 2022
(Unaudited, in thousands of U.S. dollars, except share amounts)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$171,329	$675,492
Restricted cash	66,162	165,396
Receivables, net of allowances of $1,133 and $884, respectively	360,820	280,313
Inventory	103,331	39,070
Prepaid expenses and other current assets, net	164,559	226,883
Total current assets	866,201	1,387,154

Construction in progress	4,789,799	2,418,608
Property, plant and equipment, net	2,563,871	2,116,727
Equity method investments	139,058	392,306
Right-of-use assets	474,483	377,877
Intangible assets, net	67,443	85,897
Goodwill	776,760	776,760
Deferred tax assets, net	8,074	8,074
Other non-current assets, net	110,681	141,679
Total assets	$9,796,370	$7,705,082

Liabilities
Current liabilities
Current portion of long-term debt and short-term borrowings	$270,547	$64,820
Accounts payable	892,924	80,387
Accrued liabilities	435,692	1,162,412
Current lease liabilities	142,296	48,741
Other current liabilities	169,744	52,878
Total current liabilities	1,911,203	1,409,238

Long-term debt	5,897,528	4,476,865
Non-current lease liabilities	318,082	302,121
Deferred tax liabilities, net	27,206	25,989
Other long-term liabilities	63,789	49,010
Total liabilities	8,217,808	6,263,223

Commitments and contingencies (Note 19)

Stockholders’ equity
Class A common stock, $0.01 par value, 750 million shares authorized, 205.0 million issued and outstanding as of September 30, 2023; 208.8 million issued and outstanding as of December 31, 2022	2,050	2,088
Additional paid-in capital	1,039,428	1,170,254
Retained earnings	331,282	62,080
Accumulated other comprehensive income	63,312	55,398
Total stockholders’ equity attributable to NFE	1,436,072	1,289,820
Non-controlling interest	142,490	152,039
Total stockholders’ equity	1,578,562	1,441,859
Total liabilities and stockholders’ equity	$9,796,370	$7,705,082
The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the three and nine months ended September 30, 2023 and 2022
(Unaudited, in thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Operating revenue	$420,868	$632,684	$1,417,175	$1,529,999
Vessel charter revenue	67,287	92,860	209,651	260,414
Other revenue	26,307	6,386	28,112	31,490
Total revenues	514,462	731,930	1,654,938	1,821,903

Operating expenses
Cost of sales (exclusive of depreciation and amortization shown separately below)	191,920	393,830	602,626	874,529
Vessel operating expenses	11,613	20,318	36,347	61,910
Operations and maintenance	60,819	22,033	121,187	65,691
Selling, general and administrative	49,107	67,601	157,048	165,952
Transaction and integration costs	2,739	5,620	4,787	12,387
Depreciation and amortization	48,670	35,793	125,160	106,439
Asset impairment expense	—	—	—	48,109
Total operating expenses	364,868	545,195	1,047,155	1,335,017
Operating income	149,594	186,735	607,783	486,886
Interest expense	64,822	63,588	200,891	156,344
Other (income) expense, net	(2,271)	10,214	16,150	(31,613)
Loss on extinguishment of debt, net	—	14,997	—	14,997
Income before income from equity method investments and income taxes	87,043	97,936	390,742	347,158
Income (loss) from equity method investments	489	(31,734)	12,738	(354,426)
Tax provision (benefit)	25,194	9,971	69,476	(126,249)
Net income	62,338	56,231	334,004	118,981
Net (income) loss attributable to non-controlling interest	(1,117)	5,617	(3,329)	11,371
Net income attributable to stockholders	$61,221	$61,848	$330,675	$130,352

Net income per share – basic	$0.30	$0.30	$1.60	$0.62
Net income per share – diluted	$0.30	$0.29	$1.59	$0.62

Weighted average number of shares outstanding – basic	205,032,928	209,629,936	206,249,474	209,749,139
Weighted average number of shares outstanding – diluted	205,032,928	209,800,427	206,804,833	209,869,058

Other comprehensive income (loss):
Net income	$62,338	$56,231	$334,004	$118,981
Currency translation adjustment	(11,356)	(33,087)	7,693	48,040
Comprehensive income	50,982	23,144	341,697	167,021
Comprehensive (income) loss attributable to non-controlling interest	(795)	6,085	(3,108)	11,029
Comprehensive income attributable to stockholders	$50,187	$29,229	$338,589	$178,050
The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three and nine months ended September 30, 2023 and 2022
(Unaudited, in thousands of U.S. dollars, except share amounts)

	Class A common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Non- controlling interest	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2022	208,770,088	$2,088	$1,170,254	$62,080	$55,398	$152,039	$1,441,859
Net income	—	—	—	150,206	—	1,360	151,566
Other comprehensive income	—	—	—	—	1,946	195	2,141
Cancellation of shares	(4,100,000)	(41)	(122,713)	—	—	—	(122,754)
Dividends	—	—	—	(20,467)	—	(3,019)	(23,486)
Balance as of March 31, 2023	204,670,088	$2,047	$1,047,541	$191,819	$57,344	$150,575	$1,449,326
Net income	—	—	—	119,248	—	852	120,100
Other comprehensive income (loss)	—	—	—	—	17,002	(94)	16,908
Share-based compensation expense	—	—	1,179	—	—	—	1,179
Issuance of shares for vested share-based compensation awards	689,401	3	—	—	—	—	3
Shares withheld from employees related to share-based compensation, at cost	(328,083)	—	(9,519)	—	—	—	(9,519)
Dividends	—	—	—	(20,503)	—	(6,619)	(27,122)
Balance as of June 30, 2023	205,031,406	$2,050	$1,039,201	$290,564	$74,346	$144,714	$1,550,875
Net income	—	—	—	61,221	—	1,117	62,338
Other comprehensive loss	—	—	—	—	(11,034)	(322)	(11,356)
Share-based compensation expense	—	—	227	—	—	—	227
Dividends	—	—	—	(20,503)	—	(3,019)	(23,522)
Balance as of September 30, 2023	205,031,406	$2,050	$1,039,428	$331,282	$63,312	$142,490	$1,578,562

	Class A common stock		Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive income (loss)	Non- controlling interest	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2021	206,863,242	$2,069	$1,923,990	$(132,399)	$(2,085)	$202,479	$1,994,054
Net income	—	—	—	238,269	—	2,912	241,181
Other comprehensive income	—	—	—	—	118,874	1,956	120,830
Share-based compensation expense	—	—	880	—	—	—	880
Issuance of shares for vested RSUs	1,121,255	7	—	—	—	—	7
Shares withheld from employees related to share-based compensation, at cost	(442,146)	—	(15,274)	—	—	—	(15,274)
Dividends	—	—	(20,754)	—	—	(3,019)	(23,773)
Balance as of March 31, 2022	207,542,351	$2,076	$1,888,842	$105,870	$116,789	$204,328	$2,317,905
Net loss	—	—	—	(169,765)	—	(8,666)	(178,431)
Other comprehensive loss	—	—	—	—	(38,557)	(1,146)	(39,703)
Share-based compensation expense	—	—	358	—	—	—	358
Issuance of shares for vested RSUs	13,898	—	—	—	—	—	—
Dividends	—	—	(20,582)	—	—	(7,019)	(27,601)
Balance as of June 30, 2022	207,556,249	$2,076	$1,868,618	$(63,895)	$78,232	$187,497	$2,072,528
Net income (loss)	—	—	—	61,848	—	(5,617)	56,231
Other comprehensive loss	—	—	—	—	(32,619)	(468)	(33,087)
Share-based compensation expense	—	—	13,417	—	—	—	13,417
Issuance of shares for vested RSU/PSUs	2,291,060	12	(12)	—	—	—	—
Shares withheld from employees related to share-based compensation, at cost	(1,077,221)	—	(59,548)	—	—	—	(59,548)
Deconsolidation of vessels	—	—	—	—	—	(23,569)	(23,569)
Dividends	—	—	(20,756)	—	—	(3,019)	(23,775)
Balance as of September 30, 2022	208,770,088	$2,088	$1,801,719	$(2,047)	$45,613	$154,824	$2,002,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy Inc.
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2023 and 2022
(Unaudited, in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income	$334,004	$118,981
Adjustments for:
Depreciation and amortization	125,853	107,185
(Earnings) losses of equity method investees	(12,738)	354,426
Dividends received from equity method investees	5,830	23,195
Change in market value of derivatives	(2,672)	(6,700)
Deferred taxes	1,217	(203,026)
Asset impairment expense	—	48,109
Earnings recognized from vessels chartered to third parties transferred to Energos	(112,608)	(14,341)
Loss on the disposal of equity method investment	37,401	—
Loss on extinguishment of debt	—	14,997
Loss on sale of net investment in lease	—	11,592
Other	2,211	15,464
Changes in operating assets and liabilities:
(Increase) in receivables	(86,743)	(287,748)
(Increase) in inventories	(29,238)	(28,078)
Decrease (Increase) in other assets	56,512	(93,329)
Decrease in right-of-use assets	68,360	51,265
Increase (decrease) in accounts payable/accrued liabilities	73,211	(10,487)
Increase (decrease) in amounts due to affiliates	1,613	(3,220)
(Decrease) in lease liabilities	(56,908)	(47,237)
Increase in other liabilities	131,879	40,057
Net cash provided by operating activities	537,184	91,105

Cash flows from investing activities
Capital expenditures	(2,191,605)	(787,166)
Sale of equity method investment	100,000	—
Proceeds from sale of net investment in lease	—	593,000
Other investing activities	26,043	(1,794)
Net cash used in investing activities	(2,065,562)	(195,960)

Cash flows from financing activities
Proceeds from borrowings of debt	1,768,715	1,932,020
Payment of deferred financing costs	(18,064)	(16,093)
Repayment of debt	(104,530)	(1,518,471)
Payments related to tax withholdings for share-based compensation	(9,519)	(72,597)
Payment of dividends	(700,440)	(75,149)
Other financing activities	(12,090)	—
Net cash provided by financing activities	924,072	249,710
Impact of changes in foreign exchange rates on cash and cash equivalents	923	(4,896)
Net (decrease) increase in cash, cash equivalents and restricted cash	(603,383)	139,959
Cash, cash equivalents and restricted cash – beginning of period	855,083	264,030
Cash, cash equivalents and restricted cash – end of period	$251,700	$403,989

Supplemental disclosure of non-cash investing and financing activities:
Changes in accounts payable and accrued liabilities associated with construction in progress and property, plant and equipment additions	$641,967	$112,886
Principal payments on financing obligation to Energos by third party charterers	(52,035)	(5,438)
Shares received in Hilli Exchange	(122,754)	—

Investment in Energos	—	129,518
Non-cash financing	—	41,264
The following table identifies the balance sheet line-items included in Cash and cash equivalents, Current restricted cash, and Non-current restricted cash presented in the Condensed Consolidated Statement of Cash Flows:

	Nine Months Ended September 30,
	2023	2022
Cash and cash equivalents	$171,329	$364,313
Current restricted cash	66,162	24,204
Non-current restricted cash	—	2,581
Cash and cash equivalents classified as held for sale	14,209	12,891
Cash, cash equivalents and restricted cash – end of period	$251,700	$403,989
Cash and cash equivalents as of September 30, 2023 and 2022 includes $14,209 and $12,891, respectively, which have been classified as assets held for sale and included in Other current assets on the condensed consolidated balance sheets.

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
4. Revenue recognition
Operating revenue in the condensed consolidated statements of operations and comprehensive income (loss) includes revenue from sales of LNG and natural gas as well as outputs from the Company’s natural gas-fueled power generation facilities, including power and steam, and the sale of LNG cargos. The Company did not have any LNG cargo sales in the third quarter of 2023. For the nine months ended September 30, 2023, the Company recognized LNG cargo sales to customers of $617,138, which included $332,000 of contract settlements. LNG cargo sales for the three and nine months ended September 30, 2022 were $350,550 and $944,751, respectively.

Under most customer contracts, invoicing occurs once the Company’s performance obligations have been satisfied, at which point payment is unconditional. As of September 30, 2023 and December 31, 2022, receivables related to revenue from contracts with customers totaled $351,160 and $280,382, respectively, and were included in Receivables, net on the condensed consolidated balance sheets, net of current expected credit losses of $1,133 and $884, respectively. Other items included in Receivables, net not related to revenue from contracts with customers represent leases, which are accounted for outside the scope of ASC 606, and receivables associated with reimbursable costs.
Contract assets are comprised of the transaction price allocated to completed performance obligations that will be billed to customers in subsequent periods. The Company has recognized contract liabilities, comprised of unconditional payments due or paid under the contracts with customers prior to the Company’s satisfaction of the related performance obligations. The contract assets and contract liabilities balances as of September 30, 2023 and December 31, 2022 are detailed below:

	September 30, 2023	December 31, 2022
Contract assets, net - current	$8,567	$8,083
Contract assets, net - non-current	22,176	28,651
Total contract assets, net	$30,743	$36,734

Contract liabilities, net - current	$69,254	$12,748
Contract liabilities, net - non-current	41,818	—
Total contract liabilities, net	$111,072	$12,748

Revenue recognized in the year from:
Amounts included in contract liabilities at the beginning of the year	$12,748	$2,951
Contract assets are presented net of expected credit losses of $326 and $401 as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023 and December 31, 2022, contract assets was comprised of $30,603 and $36,483 of unbilled receivables, respectively, which represent unconditional rights to payment only subject to the passage of time.
Contract liabilities increased during the nine months ended September 30, 2023 primarily due to upfront payments received under the Company's contracts in Puerto Rico to provide temporary power and to operate and maintain PREPA's power generation assets. These payments will be recognized as revenue over the expected term of these contracts.
The Company has recognized costs to fulfill contracts with customers, which primarily consist of expenses required to enhance resources to deliver under agreements with these customers. These costs can include set-up and mobilization costs incurred ahead of the service period, and such costs will be recognized on a straight-line basis over the expected terms of the agreements. As of September 30, 2023, the Company has capitalized $26,587 of which $2,753 of these costs is presented within Prepaid expenses and other current assets, net and $23,834 is presented within Other non-current assets, net on the condensed consolidated balance sheets. As of December 31, 2022, the Company had capitalized $10,377, of which $604 of these costs was presented within Prepaid expenses and other current assets, net and $9,773 was presented within Other non-current assets, net on the condensed consolidated balance sheets.
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

Period	Revenue
Remainder of 2023	$473,460
2024	2,044,859
2025	1,449,971
2026	528,514
2027	525,643
Thereafter	8,004,334
Total	$13,026,781
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

	September 30, 2023	December 31, 2022
Property, plant and equipment	$917,563	$1,292,957
Accumulated depreciation	(84,503)	(80,233)
Property, plant and equipment, net	$833,060	$1,212,724
The components of lease income from vessel operating leases for the three and nine months ended September 30, 2023 and 2022 are shown below. As the Company has not recognized the sale of all of the vessels included in the Energos Formation Transaction, the operating lease income shown below for the three and nine months ended September 30, 2023 is comprised of revenue from third-party charters of vessels included in the Energos Formation Transaction.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease income	$66,557	$83,188	$208,921	$235,092
Variable lease income	730	8,238	730	19,470
Total operating lease income	$67,287	$91,426	$209,651	$254,562
Prior to the completion of the Energos Formation Transaction, the Company's charter of the Nanook was accounted for as a finance lease, and the Company recognized interest income of $5,517 and $28,643 for the three and nine months ended September 30, 2022, respectively, related to this finance lease, which was presented within Other revenue in the condensed consolidated statements of operations and comprehensive income (loss). The Company also recognized revenue of $1,434 and $5,852 for the three and nine months ended September 30, 2022, respectively, related to the operation and services agreement and variable charter revenue within Vessel charter revenue in the condensed consolidated statements of operations and comprehensive income (loss). The Company recognized the sale of the net investment in the finance lease of the Nanook as part of the Energos Formation Transaction.
Subsequent to the Energos Formation Transaction, all cash receipts on vessel charters, including the finance lease of the Nanook, will be received by Energos. As such, there are no future cash receipts from operating leases, and the future cash receipts from other finance leases are not significant as of September 30, 2023.

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
As of September 30, 2023 and December 31, 2022, ROU assets, current lease liabilities and non-current lease liabilities consisted of the following:

	September 30, 2023	December 31, 2022
Operating right-of-use-assets	$418,265	$355,883
Finance right-of-use-assets (1)	56,218	21,994
Total right-of-use assets	$474,483	$377,877

Current lease liabilities:
Operating lease liabilities	$114,536	$44,371
Finance lease liabilities	27,760	4,370
Total current lease liabilities	$142,296	$48,741
Non-current lease liabilities:
Operating lease liabilities	$294,972	$290,899
Finance lease liabilities	23,110	11,222
Total non-current lease liabilities	$318,082	$302,121
(1) Finance lease ROU assets are recorded net of accumulated amortization of $15,582 and $2,134 as of September 30, 2023 and December 31, 2022, respectively.
For the three and nine months ended September 30, 2023 and 2022, the Company’s operating lease cost recorded within the condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fixed lease cost	$33,840	$19,433	$73,066	$58,346
Variable lease cost	1,435	622	3,036	1,558
Short-term lease cost	11,502	6,204	17,421	12,326

Lease cost - Cost of sales	$28,409	$23,438	$59,300	$64,453
Lease cost - Operations and maintenance	16,274	1,066	28,322	2,675
Lease cost - Selling, general and administrative	2,094	1,755	5,901	5,102
For the three months ended September 30, 2023 and 2022, the Company has capitalized $8,111 and $4,005 of lease costs, respectively. For the nine months ended September 30, 2023 and 2022, the Company has capitalized $26,816 and $15,220 of lease costs, respectively. Capitalized costs include vessels and port space used during the commissioning of development projects. Short-term lease costs for vessels chartered by the Company to transport inventory from a supplier’s facilities to the Company’s storage locations are capitalized to inventory.
The Company has leases of turbines, ISO tanks and a parcel of land that are recognized as finance leases. For the three and nine months ended September 30, 2023 and 2022, the Company’s finance interest expense and amortization recorded in Interest expense and Depreciation and amortization, respectively, within the condensed consolidated statements of operations and comprehensive income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest expense related to finance leases	$1,080	$208	$2,766	$655
Amortization of right-of-use asset related to finance leases	5,888	378	13,448	1,137
Cash paid for operating leases is reported in operating activities in the condensed consolidated statements of cash flows. Supplemental cash flow information related to leases was as follows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Cash outflows for operating lease liabilities	$89,326	$73,389
Cash outflows for finance lease liabilities	13,582	3,654
Right-of-use assets obtained in exchange for new operating lease liabilities	130,646	135,075
Right-of-use assets obtained in exchange for new finance lease liabilities	47,672	—
The future payments due under operating and finance leases as of September 30, 2023 are as follows:

	Operating Leases	Financing Leases
Due remainder of 2023	$39,454	$8,101
2024	137,439	29,997
2025	75,637	12,427
2026	52,744	3,041
2027	52,281	436
Thereafter	187,505	943
Total lease payments	$545,060	$54,945
Less: effects of discounting	135,552	4,075
Present value of lease liabilities	$409,508	$50,870

Current lease liability	$114,536	$27,760
Non-current lease liability	294,972	23,110
As of September 30, 2023, the weighted average remaining lease term for operating leases was 6.4 years and finance leases was 2.2 years. Because the Company generally does not have access to the rate implicit in the lease, the incremental borrowing rate is utilized as the discount rate. The weighted average discount rate associated with operating leases as of September 30, 2023 was 8.8% and as of December 31, 2022 was 8.5%. The weighted average discount rate associated with finance leases as of September 30, 2023 was 8.2% and as of December 31, 2022 was 5.1%.

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
In January 2023, the Company entered into a series of commodity swap transactions. Mark-to-market unrealized gains of $975 for the three months ended September 30, 2023 and unrealized losses of $1,841 for the nine months ended September 30, 2023 on this instrument have been recognized in Cost of sales in the condensed consolidated statements of operations and comprehensive income (loss).
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
The Company uses the market approach when valuing investment in equity securities which is recorded in Other non-current assets on the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022.

The Company uses the income approach when valuing the following financial instruments:
◦Interest rate swap - The Company did not have any interest rate swaps outstanding as of September 30, 2023. As of December 31, 2022, the Company had an interest rate swap that was recorded within Other non-current assets on the condensed consolidated balance sheets.
◦The liability and asset associated with commodity swaps are recorded within Other current liabilities and Prepaid expenses and other current assets on the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively.
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
The following table presents the Company’s financial assets and financial liabilities, including those that are measured at fair value, as of September 30, 2023 and December 31, 2022:

	Level 1	Level 2	Level 3	Total
September 30, 2023
Assets
Investment in equity securities	$—	$—	$7,678	$7,678

Liabilities
Commodity swap	$—	$1,841	$—	$1,841
Contingent consideration derivative liabilities	—	—	40,946	40,946

December 31, 2022
Assets
Investment in equity securities	$10,128	$—	$7,678	$17,806
Interest rate swap	—	11,650	—	11,650
Commodity swap	—	104,797	—	104,797

Liabilities
Contingent consideration derivative liabilities	$—	$—	$46,619	$46,619
The Company believes the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of September 30, 2023 and December 31, 2022 and are classified as Level 1 within the fair value hierarchy.
The table below summarizes the fair value adjustment to instruments measured at Level 3 in the fair value hierarchy, including the contingent consideration derivative liabilities. These adjustments have been recorded within Other (income) expense, net in the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Contingent consideration derivative liabilities - Fair value adjustment - (gain) / loss	$(2,722)	$177	$(5,757)	$1,161
Foreign currency forward purchase - (gain)	—	(2,923)	—	(20,394)
During the nine months ended September 30, 2023 and 2022, the Company had no settlements or transfers in or out of Level 3 in the fair value hierarchy.
7. Restricted cash
As of September 30, 2023 and December 31, 2022, restricted cash consisted of the following:

	September 30, 2023	December 31, 2022
Cash restricted under the terms of loan agreements	$3,825	$124,085
Collateral for letters of credit and performance bonds	62,337	41,392
Collateral for interest rate swaps	—	2,500
Total restricted cash	$66,162	$167,977

Current restricted cash	$66,162	$165,396
Non-current restricted cash	—	2,581
As of September 30, 2023, the balance presented as collateral for letters of credit and performance bonds includes $21,300 to support a letter of credit to facilitate the purchase of turbines that was completed in the third quarter of 2023. A portion of these turbines will be utilized to support the Company's contract to generate temporary power in Puerto Rico.
Use of cash proceeds under the Barcarena Term Loan are restricted to certain payments to construct the Barcarena Power Plant (each as defined in our Annual Report). Non-current restricted cash is presented in Other non-current assets, net on the condensed consolidated balance sheets.
8. Inventory
As of September 30, 2023 and December 31, 2022, inventory consisted of the following:

	September 30, 2023	December 31, 2022
LNG and natural gas inventory	$73,936	$15,398
Automotive diesel oil inventory	9,848	8,164
Bunker fuel, materials, supplies and other	19,547	15,508
Total inventory	$103,331	$39,070
Inventory is adjusted to the lower of cost or net realizable value each quarter. Changes in the value of inventory are recorded within Cost of sales in the condensed consolidated statements of operations and comprehensive income (loss). In the second quarter of 2023, the Company acquired a spot cargo at a higher cost to obtain a new customer contract. The net realizable value of this cargo was below the cost as of June 30, 2023, and as such, we recognized an adjustment to inventory of $6,232. No adjustments were recorded during the three months ended September 30, 2023 or the nine months ended September 30, 2022.

9. Prepaid expenses and other current assets
As of September 30, 2023 and December 31, 2022, prepaid expenses and other current assets consisted of the following:

	September 30, 2023	December 31, 2022
Prepaid expenses	$26,831	$56,380
Recoverable taxes	68,748	37,504
Commodity swap	—	104,797
Due from affiliates	1,542	698
Assets held for sale	48,879	—
Other current assets	18,559	27,504
Total prepaid expenses and other current assets, net	$164,559	$226,883
Prepaid expenses as December 31, 2022 included $34,882 of prepaid LNG inventory. The Company does not have any significant prepaid LNG inventory as of September 30, 2023. Other current assets as of September 30, 2023 and December 31, 2022 primarily consists of deposits and the current portion of contract assets (Note 4).
Assets held for sale
In the third quarter of 2022, NFE Brazil Holdings LLC ("Brazil Holdings"), a consolidated indirect subsidiary of NFE and indirect owner of Pecém Energia S.A. (“Pecém”) and Energetica Camacari Muricy II S.A. (“Muricy”), and Centrais Elétricas de Pernambuco S.A. – EPESA (“EPESA”), entered into a Share Purchase Agreement pursuant to which Brazil Holdings agreed to sell 100% of the shares of Pecém and Muricy to EPESA, following an internal reorganization. The sale price includes cash consideration of BRL 59 million (approximately $12 million using the exchange rate as of September 30, 2023), as well as additional consideration for the satisfaction of certain milestones. Consideration under this agreement also includes potential future earnout payments based on the revenue generated from power purchase agreements held by Pecém and Muricy. The sale of Pecém and Muricy was approved by Agência Nacional de Energia Elétrica ("ANEEL") after the balance sheet date; the sale is subject to customary terms and conditions and conditions precedent prior to closing.
All assets and liabilities of Pecém and Muricy were classified as held for sale as of September 30, 2023 and December 31, 2022. The estimated fair value of these entities based on the consideration in the agreement was in excess of the carrying value, and no impairment loss was recognized upon classification as held for sale. Assets held for sale include a cash balance of $14,209 and $11,614 as of September 30, 2023 and December 31, 2022, respectively, which have been included in the ending cash and cash equivalents on the condensed consolidated statement of cash flows.
10. Equity method investments
Changes in the balance of the Company’s equity method investments is as follows:

September 30, 2023
Equity method investments as of December 31, 2022	$392,306
Dividends	(5,830)
Equity in earnings of investees	12,738
Sale of equity method investments	(260,156)
Equity method investments as of September 30, 2023	$139,058

The carrying amounts of the Company's equity method investments as of September 30, 2023 and December 31, 2022 are:

	September 30, 2023	December 31, 2022
Hilli LLC	$—	$260,000
Energos	139,058	132,306
Total	$139,058	$392,306
As of September 30, 2023, the carrying value of the Company’s equity method investment was less than its proportionate share of the underlying net assets of its investee by $1,548. At December 31, 2022, the carrying value of the Company’s equity method investments exceeded its proportionate share of the underlying net assets of its investees by $16,976, and the basis difference attributable to amortizable net assets was amortized to Income (loss) from equity method investments in the condensed consolidated statements of operations and comprehensive income (loss) over the remaining estimated useful lives of the underlying assets.
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
Due to the timing and availability of financial information of Energos, the Company recognizes its proportional share of the income or loss from the equity method investment on a financial reporting lag of one fiscal quarter. For the three and nine months ended September 30, 2023, the Company has recognized earnings from Energos of $489 and $6,752.

11. Construction in progress
The Company’s construction in progress activity during the nine months ended September 30, 2023 is detailed below:

September 30, 2023
Construction in progress as of December 31, 2022	$2,418,608
Additions	2,889,770
Impact of currency translation adjustment	13,811
Assets placed in service	(532,390)
Construction in progress as of September 30, 2023	$4,789,799
Interest expense of $201,890 and $56,778, inclusive of amortized debt issuance costs, was capitalized for the nine months ended September 30, 2023 and 2022, respectively.
The Company has significant development activities in Latin America as well as the development of the Company's Fast LNG liquefaction solution, and the completion of such developments are subject to risks of successful completion, including those related to government approvals, site identification, financing, construction permitting and contract compliance. The Company's development activities for the nine months ended September 30, 2023 were primarily focused on Fast LNG and the construction of temporary power generation assets to support the Puerto Rican grid stabilization project; additions to construction in progress in the first nine months of 2023 of $2,569,197 were to develop Fast LNG projects and Puerto Rican temporary power.
Assets placed in service during 2023 are primarily comprised of assets to support our Puerto Rican temporary power project and our power plant at the Port of Pichilingue in Baja California Sur, Mexico.
12. Property, plant and equipment, net
As of September 30, 2023 and December 31, 2022, the Company’s property, plant and equipment, net consisted of the following:

	September 30, 2023	December 31, 2022
Vessels	$1,527,684	$1,518,839
Terminal and power plant equipment	430,883	218,296
CHP facilities	273,978	123,897
Gas terminals	179,103	177,780
ISO containers and other equipment	148,756	134,324
LNG liquefaction facilities	63,316	63,316
Gas pipelines	66,319	65,985
Land	52,759	52,995
Leasehold improvements	152,962	9,377
Accumulated depreciation	(331,889)	(248,082)
Total property, plant and equipment, net	$2,563,871	$2,116,727
The book value of the vessels that was recognized due to the failed sale leaseback in the Energos Formation Transaction as of September 30, 2023 and December 31, 2022 was $1,308,795 and $1,328,553, respectively.
Depreciation expense for the three months ended September 30, 2023 and 2022 totaled $36,705 and $26,326, respectively, of which $230 and $222, respectively, is included within Cost of sales in the condensed consolidated statements of operations and comprehensive income (loss). Depreciation expense for the nine months ended September 30, 2023 and 2022 totaled $92,980 and $78,393, respectively, of which $693 and $749, respectively, is included within Cost of sales in the condensed consolidated statements of operations and comprehensive income (loss).

13. Goodwill and intangible assets
Goodwill
The carrying amount of goodwill was $776,760 as of both September 30, 2023 and December 31, 2022.

Intangible assets
The following tables summarize the composition of intangible assets as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Weighted Average Life
Definite-lived intangible assets
Favorable vessel charter contracts	$106,500	$(82,373)	$—	$24,127	3
Permits and development rights	48,217	(5,020)	(2,207)	40,990	38
Easements	1,556	(330)	—	1,226	30

Indefinite-lived intangible assets
Easements	1,191	—	(91)	1,100	n/a
Total intangible assets	$157,464	$(87,723)	$(2,298)	$67,443

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Weighted Average Life
Definite-lived intangible assets
Favorable vessel charter contracts	$106,500	$(64,836)	$—	$41,664	3
Permits and development rights	48,217	(4,115)	(2,239)	41,863	38
Easements	1,556	(294)	—	1,262	30

Indefinite-lived intangible assets
Easements	1,191	—	(83)	1,108	n/a
Total intangible assets	$157,464	$(69,245)	$(2,322)	$85,897
Amortization expense for the three months ended September 30, 2023 and 2022 was $6,290 and $9,287, respectively. Amortization expense for the nine months ended September 30, 2023 and 2022 was $19,371 and $27,589, respectively. Amortization expense is inclusive of reductions in expense for the amortization of unfavorable contract liabilities.
Intangible assets associated with the acquired power purchase agreements have been classified as held for sale as of September 30, 2023 and December 31, 2022; no impairment loss was recognized upon classification as held for sale (See Note 9).
In the third quarter of 2023, An Bord Pleanála, Ireland's planning commission, denied the Company's application for the development of an LNG terminal and power plant in Shannon, Ireland. The Company is challenging this decision. Capitalized permits and development rights are primarily comprised of capitalized costs related to this project. The Company has concluded that these recent events do not indicate that these assets are not recoverable. The continued development of this project is uncertain and there are multiple risks, including regulatory risks, that could preclude the development of this project, and the results of these risks could have a material effect to the Company's results of operations.

14. Other non-current assets, net

As of September 30, 2023 and December 31, 2022, Other non-current assets consisted of the following:

	September 30, 2023	December 31, 2022
Assets held for sale	$—	$40,685
Cost to fulfill (Note 4)	23,834	9,773
Contract assets, net (Note 4)	22,176	28,651
Upfront payments to customers	8,715	9,158
Investments in equity securities (Note 6)	7,678	17,806
Other	48,278	35,606
Total other non-current assets, net	$110,681	$141,679
During the third quarter of 2023, the Company sold certain investments in equity securities recognizing a realized loss of $374. The remaining investments in equity securities of $7,678 as of September 30, 2023 are investments without a readily determinable fair value.
The Company recognized unrealized losses of $672 and $1,629 on its investments in equity securities for the three months ended September 30, 2023 and 2022, respectively, within Other (income) expense, net in the condensed consolidated statements of operations and comprehensive income (loss). The Company recognized an unrealized gain of $539 and an unrealized loss of $2,720 on its investments in equity securities for the nine months ended September 30, 2023 and 2022, respectively, within Other (income) expense, net in the condensed consolidated statements of operations and comprehensive income (loss).
Upfront payments to customers consist of amounts the Company has paid in relation to two natural gas sales contracts with customers to construct fuel-delivery infrastructure that the customers will own. Other non-current assets includes deferred financing costs related to the Revolving Facility.
15. Accrued liabilities
As of September 30, 2023 and December 31, 2022, accrued liabilities consisted of the following:

	September 30, 2023	December 31, 2022
Accrued development costs	$265,061	$364,157
Accrued interest	72,970	51,994
Accrued inventory	29,800	45,511
Accrued bonuses	28,378	37,739
Accrued dividend	—	626,310
Other accrued expenses	39,483	36,701
Total accrued liabilities	$435,692	$1,162,412

16. Other current liabilities
As of September 30, 2023 and December 31, 2022, other current liabilities consisted of the following:

	September 30, 2023	December 31, 2022
Derivative liabilities	$20,045	$19,458
Contract liabilities	69,254	12,748
Income tax payable	31,180	6,261
Due to affiliates	9,112	7,499
Liabilities held for sale (See Note 9)	21,407	—
Other current liabilities	18,746	6,912
Total other current liabilities	$169,744	$52,878

17. Debt
As of September 30, 2023 and December 31, 2022, debt consisted of the following:

	September 30, 2023	December 31, 2022
Senior Secured Notes, due September 2025	$1,245,069	$1,243,351
Senior Secured Notes, due September 2026	1,484,944	1,481,639
Vessel Financing Obligation, due August 2042	1,369,701	1,406,091
Revolving Facility	866,600	—
Bridge Term Loan, due August 2024	391,764	—
South Power 2029 Bonds, due May 2029	216,782	216,177
Equipment Notes, due July 2026	195,399	—
Barcarena Term Loan, due February 2024	198,725	194,427
EB-5 Loan, due July 2028	37,256	—
Short-term Borrowings	161,835	—
Total debt	$6,168,075	$4,541,685
Current portion of long-term debt and short-term borrowings	$270,547	$64,820
Long-term debt	5,897,528	4,476,865
Long-term debt is recorded at amortized cost on the condensed consolidated balance sheets. The fair value of the Company's long-term debt is $6,014,096 and $4,327,311 as of September 30, 2023 and December 31, 2022, respectively, and is classified as Level 2 within the fair value hierarchy.
Subsequent to September 30, 2023, the Company entered into the BNDES Credit Agreement, Barcarena Debentures and Term Loan B Credit Agreement (each defined and described in Note 24. Subsequent events). Proceeds from these new credit arrangements have been or will be used to refinance the Bridge Term Loan and the Barcarena Term Loan on a long term basis, and as such, these principal balances have been shown as non-current on the condensed consolidated balance sheets as of September 30, 2023.

The terms of the Company's debt instruments have been described in the Annual Report on Form 10-K. Significant changes to the Company's outstanding debt are described below.
Revolving Facility
In April 2021, the Company entered into a $200,000 senior secured revolving credit facility (the "Revolving Facility"). The borrowings under the Revolving Facility bear interest at a Secured Overnight Financing Rate ("SOFR") based rate plus a margin based upon usage of the Revolving Facility. The Revolving Facility will mature in 2026 if the 2025 Notes (as defined in the Annual Report) are refinanced prior to maturity, with the potential for the Company to extend the maturity date of the Revolving Facility once for a one-year increment; if not, the Revolving Facility becomes due approximately 60 days prior to the maturity of the 2025 Notes. Borrowings under the Revolving Facility may be prepaid, at the option of the Company, at any time without premium.
In 2022, the Revolving Facility was amended twice to increase the borrowing capacity by a total of $240,000, and in first three quarters of 2023, the Company entered into amendments which increased the borrowing capacity by $426,600, for a total capacity of $866,600. The amendments did not impact the interest rate or term of the Revolving Facility, and no deferred costs were written off. During the first nine months of 2023, the Company drew $866,600 from the Revolving Facility, which is outstanding as of September 30, 2023.
The Company incurred $5,398 in origination, structuring and other fees, associated with entry into the Revolving Facility, which includes additional fees to expand the facility in 2022. During the first three quarters of 2023, the Company incurred an additional $7,027 in fees in relation to the 2023 amendments. These costs have been capitalized within Other non-current assets on the condensed consolidated balance sheets. As of September 30, 2023 and December 31, 2022, total remaining unamortized deferred financing costs for the Revolving Facility was $10,167 and $5,172, respectively.
The obligations under the Revolving Facility are guaranteed by certain of the Company's subsidiaries. The Company is required to comply with covenants under the Revolving Facility and letter of credit facility, including requirements to maintain Debt to Capitalization Ratio of less than 0.7:1.0, and for quarters in which the Revolving Facility is greater than 50% drawn, the Debt to Annualized EBITDA Ratio must be less than 5.0:1.0 for fiscal quarters ending December 31, 2021 until September 30, 2023 and less than 4.0:1.0 for the fiscal quarter ended December 31, 2023 and onwards. The Company was in compliance with all covenants as of September 30, 2023.
Bridge Term Loan Credit Agreement
On August 3, 2023, the Company entered into a Bridge Term Loan Credit Agreement (the “Bridge Term Loan Agreement”) pursuant to which the lenders funded term loans (the “Bridge Term Loans”) to the Company in an aggregate principal amount of $400,000. Bridge Term Loan proceeds may be used for working capital and other general corporate purposes. The Bridge Term Loans were to mature on August 1, 2024 and were payable in full on the maturity date. The Bridge Term Loans were repaid in full without penalty using proceeds from the Term Loan B which closed after September 30, 2023 (See Note 24. Subsequent events).
The Bridge Term Loans were guaranteed on a senior secured basis by each domestic and foreign subsidiary that is a guarantor under the 2025 Notes, 2026 Notes and Revolving Facility (each as defined in the Annual Report). The Bridge Term Loans were secured by substantially the same collateral as the first lien obligations under the 2025 Notes, 2026 Notes and Revolving Facility. The Bridge Term Loan Agreement contained usual and customary representations and warranties, and usual and customary affirmative and negative covenants, including requirements to maintain certain levels of total debt to capitalization and total first lien debt to EBITDA, and the ratios required to be maintained were consistent with the requirements under the Revolving Facility.
The Bridge Term Loans bore interest at a per annum rate equal to Adjusted Term SOFR (as defined in the Bridge Term Loan Agreement) plus 3.50%. The Company incurred $9,628 in origination, structuring and other fees, associated with entry into the Bridge Term Loans Facility. As of September 30, 2023, total remaining unamortized deferred financing costs for the Bridge Term Loans was $8,236.
Equipment Notes
In June 2023, the Company executed a Master Loan and Security Agreement with a lender to borrow up to $200,000 under promissory notes secured by certain turbines acquired in the first quarter of 2023 to support our grid stabilization project in Puerto Rico (the “Equipment Notes”). During the second and third quarters of 2023, the Company borrowed the full capacity bearing interest at approximately 7.7%, and the principal is partially repayable in monthly installments over the 36 month term of the loan with the balance due upon maturity in July 2026.
The Equipment Notes contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants. The Equipment Notes do not contain any restrictive financial covenants.
Proceeds received were net of upfront fees due to the lender, and through September 30, 2023, the Company has incurred $2,516 in origination, structuring and other fees, associated with entry into the Equipment Notes. As of September 30, 2023, total remaining unamortized deferred financing costs for the Equipment Notes was $2,423.
EB-5 Loan Agreement
On July 21, 2023, the Company entered into a loan agreement under the U.S. Citizenship and Immigration Services EB-5 Program (“EB-5 Loan Agreement”) to pay for the development and construction of a new green hydrogen facility in Texas. The maximum aggregate principal amount available under the EB-5 Loan Agreement is $100,000, and outstanding borrowings bear interest at a fixed rate of 4.75%. The loan matures in 5 years from the initial advance with an option to extend the maturity by two one-year periods. It is expected that the loan will be secured by NFE's green hydrogen facility, and NFE has provided a guarantee of the obligations under the EB-5 Loan Agreement. In the third quarter of 2023, $37,928 was funded under the EB-5 Loan Agreement.
The EB-5 Loan Agreement contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants. The EB-5 Loan Agreement does not contain any restrictive financial covenants.
The Company has incurred $693 in origination, structuring and other fees, associated with entry into the EB-5 Loan Agreement. As of September 30, 2023, total remaining unamortized deferred financing costs for the EB-5 Loan Agreement was $672.
Short-term Borrowings
The Company may, from time to time, enter into sales and repurchase agreements with a financial institution, whereby the Company sells to the financial institution an LNG cargo and concurrently enters into an agreement to repurchase the same LNG cargo immediately with the repurchase price payable at a future date, generally not to exceed 90-days from the date of the sale and repurchase (the “Short-term Borrowings”). As of September 30, 2023, the Company had $161,835 due under repurchase arrangements with a weighted average interest rate of 9.74%.

Interest expense

Interest and related amortization of debt issuance costs, premiums and discounts recognized during major development and construction projects are capitalized and included in the cost of the project. Interest expense, net of amounts capitalized, recognized for the three and nine months ended September 30, 2023 and 2022 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest per contractual rates	$89,908	$58,740	$229,327	$174,751
Interest expense on Vessel Financing Obligation	52,373	29,340	159,168	29,340
Amortization of debt issuance costs, premiums and discounts	4,777	2,583	11,520	8,376
Interest expense incurred on finance lease obligations	1,080	208	2,766	655
Total interest costs	$148,138	$90,871	$402,781	$213,122
Capitalized interest	83,316	27,283	201,890	56,778
Total interest expense	$64,822	$63,588	$200,891	$156,344
Interest expense on the Vessel Financing Obligation includes non-cash expense of $37,285 and $119,648 for the three and nine months ended September 30, 2023 related to payments received by Energos from third-party charterers.

18. Income Taxes
The effective tax rate for the three months ended September 30, 2023 was 28.8% compared to 15.1% for the three months ended September 30, 2022. The total tax provision for the three months ended September 30, 2023 was $25,194 compared to a provision of $9,971 for the three months ended September 30, 2022. The Company’s current and prior year interim period effective tax rate and tax provision differ primarily due to significant discrete items recognized in the prior year including the windfalls from share-based compensation and the other-than-temporary impairment recognized on the Company's investment in CELSEPAR.
The effective tax rate for the nine months ended September 30, 2023 was 17.2% compared to 1,737.1% for the nine months ended September 30, 2022. The total tax provision for the nine months ended September 30, 2023 was $69,476 compared to a benefit of $126,249 for the nine months ended September 30, 2022. Our prior year benefit and effective tax rate was primarily driven by significant discrete items, including the remeasurement of a deferred tax liability in conjunction with an internal reorganization. The Company has not recognized any significant discrete items in the first nine months of 2023.
19. Commitments and contingencies
The Company may be subject to certain legal proceedings, claims and disputes that arise in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
20. Earnings per share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$62,338	$56,231	$334,004	$118,981
Net (income) loss attributable to non-controlling interests	(1,117)	5,617	(3,329)	11,371
Net income attributable to Class A common stock	$61,221	$61,848	$330,675	$130,352

Denominator:
Weighted-average shares - basic	205,032,928	209,629,936	206,249,474	209,749,139
Net income per share - basic	$0.30	$0.30	$1.60	$0.62

Diluted
Numerator:
Net income (loss)	$62,338	$56,231	$334,004	$118,981
Net (income) loss attributable to non-controlling interests	(1,117)	5,617	(3,329)	11,371
Adjustments attributable to dilutive securities	—	—	(1,113)	—
Net income (loss) attributable to Class A common stock	61,221	61,848	329,562	130,352

Denominator:
Weighted-average shares - diluted	205,032,928	209,800,427	206,804,833	209,869,058
Net income per share - diluted	$0.30	$0.29	$1.59	$0.62

The following table presents potentially dilutive securities excluded from the computation of diluted net income per share for the periods presented because its effects would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Equity Agreement shares (1)	555,359	422,680	—	422,680
Total	555,359	422,680	—	422,680

(1) Represents Class A common stock that would be issued in relation to an agreement to issue shares executed in conjunction with a prior year asset acquisition.
In the fourth quarter of 2022, the Board declared a dividend of $626,310 representing $3.00 per Class A share, which was paid in January 2023. The Company also declared and paid dividends of $20,503 and $20,756 during the three months ended September 30, 2023 and 2022, respectively, representing $0.10 per Class A share. The Company declared and paid dividends of $61,473 and $62,092 during the nine months ended September 30, 2023 and 2022, respectively, representing $0.10 per Class A share.
During each of the three months ended September 30, 2023 and 2022, the Company paid dividends of $3,019 to holders of Golar LNG Partners LP's ("GMLP") 8.75% Series A Cumulative Redeemable Preferred Units (“Series A Preferred Units”). During each of the nine months ended September 30, 2023 and 2022, the Company paid dividends of $9,057 to holders of the Series A Preferred Units. As these equity interests have been issued by one of the Company’s consolidated subsidiaries, the value of the Series A Preferred Units is recognized as non-controlling interest in the condensed consolidated financial statements.
21. Share-based compensation
The Company has granted Performance Share Units ("PSUs") to certain employees and non-employees that contain a performance condition under the New Fortress Energy Inc. 2019 Omnibus Incentive Plan. Vesting is determined based on achievement of a performance metric for the year subsequent to the grant, and the number of shares that will vest can range from zero to a multiple of units granted. As of September 30, 2023, the Company determined it was not probable that the performance condition required for the PSUs granted in the fourth quarter of 2022 ("2022 Grant") to vest would be achieved, and as such, no compensation expense was recognized for this award.

PSUs Granted	Units Granted	Range of Vesting	Units Vested / Probable of Vesting	Unrecognized Compensation Cost(1)	Weighted Average Remaining Vesting Period
2022 Grant	746,296	0 to 1,492,592	—	$47,797	0.25 years
(1) Unrecognized compensation cost is based upon the maximum amount of shares that could vest.
22. Related party transactions
Management services
Messrs. Edens, chief executive officer and chairman of the Board of Directors, and Nardone, member of the Board of Directors, are currently employed by Fortress Investment Group LLC (“Fortress”). In the ordinary course of business, Fortress, through affiliated entities, charges the Company for administrative and general expenses incurred pursuant to its Administrative Services Agreement (“Administrative Agreement”). The charges under the Administrative Agreement that are attributable to the Company totaled $1,643 and $1,117 for the three months ended September 30, 2023 and 2022, respectively, and totaled $4,284 and $3,776 for the nine months ended September 30, 2023 and 2022, respectively. Costs associated with the Administrative Agreement are included within Selling, general and administrative in the condensed consolidated statements of operations and comprehensive income (loss). As of September 30, 2023 and December 31, 2022, $4,130 and $4,629 were due to Fortress, respectively.

In addition to administrative services, an affiliate of Fortress owns and leases an aircraft chartered by the Company for business purposes in the course of operations. The Company incurred, at aircraft operator rates, charter costs of $523 and $750 for the three months ended September 30, 2023 and 2022, respectively, and $1,934 and $2,897 for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, $1,216 and $416 was due to this affiliate, respectively.
Fortress affiliated entities
The Company provides certain administrative services to related parties including Fortress affiliated entities. No costs are incurred for such administrative services by the Company as the Company is fully reimbursed for all costs incurred. The Company has subleased a portion of office space to affiliates of entities managed by Fortress, and for the three months ended September 30, 2023 and 2022, $280 and $99 of rent and office related expenses were incurred by these affiliates, respectively. For the nine months ended September 30, 2023 and 2022, $821 and $491 of rent and office related expenses were incurred by these affiliates, respectively. As of September 30, 2023 and December 31, 2022, $1,456 and $700, respectively, were due from all Fortress affiliated entities.
Additionally, an entity formerly affiliated with Fortress and currently owned by Messrs. Edens and Nardone provides certain administrative services to the Company, as well as providing office space under a month-to-month non-exclusive license agreement. The Company incurred rent and administrative expenses of approximately $767 and $663 for the three months ended September 30, 2023 and 2022, respectively, and $2,016 and $1,845 for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, $3,698 and $2,455 were due to Fortress affiliated entities, respectively.
Land leases
The Company has leased land from Florida East Coast Industries, LLC (“FECI”), which is controlled by funds managed by an affiliate of Fortress. The Company recognized expense related to the land lease of $126 and $103 during the three months ended September 30, 2023 and 2022, respectively, and $378 and $310 during the nine months ended September 30, 2023 and 2022, respectively, which was included within Operations and maintenance in the condensed consolidated statements of operations and comprehensive income (loss). The Company has amounts due to FECI of $69 and $0 as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023 and December 31, 2022, the Company has recorded a lease liability of $3,363 and $3,340, respectively, on the condensed consolidated balance sheets.
In September 2023, the Company entered into a lease agreement to lease land from Jefferson Terminal South LLC, which is an indirect, majority-owned subsidiary of a public company which is managed by an affiliate of Fortress. The Company recognized expense related to the land lease of $30 during three months ended and nine months ended September 30, 2023, which was included within Operations and maintenance in the condensed consolidated statements of operations and comprehensive income (loss). The Company does not have any amounts due to Jefferson Terminal South LLC as of September 30, 2023. As of September 30, 2023 the Company has recorded a lease liability of $4,003 on the condensed consolidated balance sheets.
DevTech investment
In August 2018, the Company entered into a consulting arrangement with DevTech Environment Limited (“DevTech”) to provide business development services to increase the customer base of the Company. DevTech also contributed cash consideration in exchange for a 10% interest in a consolidated subsidiary. The 10% interest was reflected as non-controlling interest in the Company’s condensed consolidated financial statements. The Company recognized approximately $117 and $111 in expense within Selling, general and administrative for the three months ended September 30, 2023 and 2022, respectively, and $318 and $328 in expense within Selling, general and administrative for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, $117 and $80 were due to DevTech, respectively.
23. Segments
As of September 30, 2023, the Company operates in two reportable segments: Terminals and Infrastructure and Ships:
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
•Ships includes vessels that are leased to customers under long-term or spot arrangements, and as of September 30, 2023, six vessels are included in this segment. The Company’s investment in Energos is also included in the Ships segment.
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
The table below presents segment information for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(4)	Consolidated
Statement of operations:
Total revenues	$447,905	$66,557	$514,462	$—	$514,462
Cost of sales(1) (3)	192,343	—	192,343	(423)	191,920
Vessel operating expenses	—	11,613	11,613	—	11,613
Operations and maintenance	60,819	—	60,819	—	60,819
Segment Operating Margin	$194,743	$54,944	$249,687	$423	$250,110
Balance sheet:
Total assets	$8,738,875	$1,057,495	$9,796,370	$—	$9,796,370
Other segmental financial information:
Capital expenditures(2)	$662,717	$—	$662,717	$—	$662,717

	Nine Months Ended September 30, 2023
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(4)	Consolidated
Statement of operations:
Total revenues	$1,446,017	$230,315	$1,676,332	$(21,394)	$1,654,938
Cost of sales(1) (3)	488,512	—	488,512	114,114	602,626
Vessel operating expenses	—	42,295	42,295	(5,948)	36,347
Operations and maintenance	121,187	—	121,187	—	121,187
Segment Operating Margin	$836,318	$188,020	$1,024,338	$(129,560)	$894,778
Balance sheet:
Total assets	$8,738,875	$1,057,495	$9,796,370	$—	$9,796,370
Other segmental financial information:
Capital expenditures(2)	$2,911,345	$—	$2,911,345	$—	$2,911,345

	Three Months Ended September 30, 2022
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(4)	Consolidated
Statement of operations:
Total revenues	$687,437	$111,660	$799,097	$(67,167)	$731,930
Cost of sales(3)	402,458	—	402,458	(8,628)	393,830
Vessel operating expenses	3,431	23,799	27,230	(6,912)	20,318
Operations and maintenance	30,079	—	30,079	(8,046)	22,033
Segment Operating Margin	$251,469	$87,861	$339,330	$(43,581)	$295,749
Balance sheet:
Total assets	$5,366,730	$2,074,254	$7,440,984	$—	$7,440,984
Other segmental financial information:
Capital expenditures(2)	$451,360	$12,690	$464,050	$—	$464,050

	Nine Months Ended September 30, 2022
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(4)	Consolidated
Statement of operations:
Total revenues	$1,711,241	$337,626	$2,048,867	$(226,964)	$1,821,903
Cost of sales(3)	909,938	—	909,938	(35,409)	874,529
Vessel operating expenses	11,178	71,029	82,207	(20,297)	61,910
Operations and maintenance	89,861	—	89,861	(24,170)	65,691
Segment Operating Margin	$700,264	$266,597	$966,861	$(147,088)	$819,773
Balance sheet:
Total assets	$5,366,730	$2,074,254	$7,440,984	$—	$7,440,984
Other segmental financial information:
Capital expenditures(2)	$890,558	$27,127	$917,685	$—	$917,685
(1) Cost of sales in the Company’s segment measure only includes realized gains and losses on derivative transactions that are an economic hedge of commodity purchases and sales, and realized losses of $293 and realized gains of $141,560 for the three and nine months ended September 30, 2023, respectively, were recognized as a reduction to Cost of sales in the segment measure.

The Company recognized unrealized gains of $423 and unrealized losses of $107,882 on the mark-to-market value of derivative transactions for the three and nine months ended September 30, 2023, respectively, and these gains and losses reconcile Cost of sales in the segment measure to Cost of sales in the condensed consolidated statements of operations and comprehensive income (loss).

The Company has excluded contract acquisition costs that do not meet the criteria for capitalization from the segment measure. Contract acquisition costs of $0 and $6,232 for the three and nine months ended September 30, 2023, respectively, reconcile Cost of sales in the segment measure to Cost of sales in the condensed consolidated statements of operations and comprehensive income (loss).

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
Consolidated Segment Operating Margin is defined as net income, adjusted for Selling, general and administrative expenses, Transaction and integration costs, Depreciation and amortization, Asset impairment expense, Interest expense, Other (income) expense, net, Loss on extinguishment of debt, net, Tax provision (benefit) and Income from equity method investments.
The following table reconciles Net income, the most comparable financial statement measure, to Consolidated Segment Operating Margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of $)	2023	2022	2023	2022
Net income	$62,338	$56,231	$334,004	$118,981
Add:
Selling, general and administrative	49,107	67,601	157,048	165,952
Transaction and integration costs	2,739	5,620	4,787	12,387
Depreciation and amortization	48,670	35,793	125,160	106,439
Asset impairment expense	—	—	—	48,109
Interest expense	64,822	63,588	200,891	156,344
Other (income) expense, net	(2,271)	10,214	16,150	(31,613)
Loss on extinguishment of debt, net	—	14,997	—	14,997
Tax provision (benefit)	25,194	9,971	69,476	(126,249)
(Income) from equity method investments	(489)	31,734	(12,738)	354,426
Consolidated Segment Operating Margin	$250,110	$295,749	$894,778	$819,773

24. Subsequent events
The financing transactions described below were entered into subsequent to September 30, 2023. Proceeds from these financing transactions, combined with the expected contractual cash flows from recent projects placed in service, are expected to provide the Company with the liquidity necessary to meets its obligations as they become due in the ordinary course of its business.
Barcarena Financings
In October 2023, certain of the Company's Brazilian subsidiaries entered into two long-term financing arrangements, fully funding the construction of the Company's power plant located in Pará, Brazil (the "Barcarena Power Plant"). Proceeds received will be used to repay the current Barcarena Term Loan and to pay for all remaining expected construction costs through the planned completion of the Barcarena Power Plant in 2025.
The owner of the Barcarena Power Plant entered into a credit agreement with BNDES, the Brazilian Development Bank (the "BNDES Credit Agreement"). The Company is able to borrow up to R$1.8 billion under the BNDES Credit Agreement, segregated into three tranches based on the use of proceeds ("BNDES Term Loan"). Each tranche bears a different rate of interest ranging from 2.61% to 4.41% plus the fixed rate announced by BNDES. No principal payments are required until April 2026 and are due quarterly thereafter until maturity in 2045.
The obligations under the BNDES Credit Agreement are guaranteed by certain indirect Brazilian subsidiaries that are constructing the Barcarena Power Plant, and are secured by the Barcarena Power Plant and receivables under the Barcarena Power Plant's PPAs. These Brazilian subsidiaries are required to comply with customary affirmative and negative covenants, and the BNDES Credit Agreement also provides for customary events of default, prepayment and cure provisions.
Additionally, the parent of the owner of the Barcarena Power Plant entered into an agreement for the issuance of up to $200 million of convertible debentures maturing in October 2028 ("Barcarena Debentures"). Interest on the Barcarena Debentures is due quarterly, and interest accrues at an annual rate of 12%, increasing 1.25% each year after the third anniversary of issuance. The Company is able to prepay the Barcarena Debentures, subject to customary break funding costs, and the Company is required to utilize certain excess cash flows from the Company's Brazilian operations to prepay principal.
The Barcarena Debentures are convertible to shares of one of the Company's indirect Brazilian subsidiaries on the maturity date at the creditors' option, based on the current fair value of this subsidiary's equity at the time of conversion.
The obligations under the Barcarena Debentures are guaranteed by certain indirect Brazilian subsidiaries that own Company's LNG regasification terminals located in Pará, Brazil ("Barcarena Terminal") and Santa Catarina, Brazil. NFE has also provided a parent company guarantee that will be released once the Barcarena Terminal commences commercial operations. Brazilian subsidiaries guaranteeing these obligations are required to comply with customary affirmative and negative covenants, and the Barcarena Debentures also provides for customary events of default, prepayment and cure provisions.
Term Loan B Credit Agreement
On October 30, 2023, the Company entered into a credit agreement (the “Term Loan B Agreement”) pursuant to which the lenders funded term loans to the Company in an aggregate principal amount of $856 million ("Term Loan B"). The proceeds from the Term Loan B issuance were used to repay the Bridge Term Loans and may be used for working capital and other general corporate purposes. The Term Loan B will mature in October 2028 if the 2025 Notes and 2026 Notes (each as defined in the Annual Report) are refinanced prior to their maturities; if not, the Term Loan B becomes due approximately 60 days prior to the maturity of each the 2025 Notes and 2026 Notes. Quarterly principal payments of approximately $2.1 million begin to be due starting March 2024.
The Term Loan B is guaranteed on a senior secured basis by each domestic subsidiary that is a guarantor under the 2025 Notes, 2026 Notes and Revolving Facility (each as defined in the Annual Report) and will be guaranteed on a senior secured basis by each foreign guarantor that is a guarantor under the 2025 Notes, 2026 Notes and Revolving Facility on a post-closing basis. The Term Loan B is and will be secured by substantially the same collateral as the first lien obligations under the 2025 Notes, 2026 Notes, the Company's letter of credit facility and Revolving Facility. Additionally the Term Loan B is secured by assets comprising the Company's first Fast LNG project in Altamira, Mexico.
The Term Loan B bears interest at a per annum rate equal to Adjusted Term SOFR (as defined in the Term Loan B Agreement) plus 5.0%. The Company may prepay the Term Loan B at its option subject to prepayment premiums until October 2025 and customary break funding costs. The Company is required to prepay the Term Loan B with the net proceeds of certain asset sales, condemnations, and debt and convertible securities issuances, in each case subject to certain exceptions and thresholds. Additionally, commencing with the fiscal quarter ending December 31, 2024, the Company will be required to prepay the Term Loan B with the Company’s Excess Cash Flow (as defined in the Term Loan B Agreement).
The Term Loan B Agreement contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants. No financial covenant compliance is required under the Term Loan B Agreement.

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
Our Terminals and Infrastructure segment includes the entire production and delivery chain from natural gas procurement and liquefaction to logistics, shipping, facilities and conversion or development of natural gas-fired power generation. We currently source LNG from long-term supply agreements with third-party suppliers and from our own liquefaction facility in Miami, Florida. Upon the completion of commissioning, we expect to begin to source a portion of our LNG from our modular floating liquefaction facilities, which we refer to as "Fast LNG" or "FLNG." The Terminals and Infrastructure segment includes all terminal operations in Jamaica, Puerto Rico, Mexico and Brazil, as well as vessels utilized in our terminal or logistics operations. We centrally manage our LNG supply and the deployment of our vessels utilized in our terminal or logistics operations, which allows us to optimally manage our LNG supply and fleet.
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
In the first and second quarters of 2023, we entered into agreements with Weston Solutions, Inc. ("Weston") for the installation and operation of approximately 350MW of additional power to be generated at the Palo Seco Power Plant and San Juan Power Plant in Puerto Rico as well as the supply of natural gas. Weston has been contracted by the U.S. Army Corps of Engineers to support the island’s grid stabilization project with additional power capacity to enable maintenance and repair work on Puerto Rico’s power system and grid. We commissioned 150MW of duel-fuel power generation using our gas supply in the second quarter of 2023, and the remaining 200MW was commissioned in September 2023.
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
La Paz Facility
In July 2021, we began commercial operations at the Port of Pichilingue in Baja California Sur, Mexico (the “La Paz Facility”). The La Paz Facility is expected to supply approximately 22,300 MMBtu of LNG per day to our 100MW gas-fired modular power units (the “La Paz Power Plant”), which we placed into service in the third quarter of 2023. Natural gas supply to the La Paz Power Plant may be increased to approximately 29,000 MMBtu of LNG per day for up to 135MW of power.
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
Our LNG Supply and Cargo Sales
NFE provides reliable, affordable and clean energy supplies to customers around the world that we plan to satisfy through the following sources: 1) our current contractual supply commitments; 2) additional LNG supply contracts expected to commence in 2027; 3) our Miami Facility; and 4) supply from our own Fast LNG production. We have secured commitments to purchase and receive physical delivery of LNG volumes for 100% of our expected committed volumes for each of our downstream terminals inclusive of our Montego Bay Facility, Old Harbour Facility, San Juan Facility, La Paz Facility, Puerto Sandino Facility, Barcarena Facility and Santa Catarina Facility. Additionally, we have binding contracts for LNG volumes from two separate U.S. LNG facilities, each with a 20-year term, which are expected to commence in 2027. Finally, we plan to commence production from our own Fast LNG facilities upon the completion of commissioning. We plan to expand that capacity when additional Fast LNG units come online over the next two years.
The recent geopolitical events in Europe have substantially impacted the natural gas and LNG markets with unprecedented price increases and volatility. The majority of our LNG supply contracts are based on a natural gas-based index, Henry Hub, plus a contractual spread. We limit our exposure to fluctuations in natural gas prices as our pricing in contracts with customers is largely based on the Henry Hub index price plus a fixed fee component. Additionally, with our own Fast LNG production expected to commence in the fourth quarter of 2023, we plan to further mitigate our exposure to variability in LNG prices. Due to current market conditions, we expect that our revenue and results of operations will benefit in the near term from selling cargos into the elevated global LNG market. As FLNG facilities commence production, our long-term strategy is to sell substantially all cargos produced to customers on a long-term, take-or-pay basis through our downstream terminals.
Our Current Operations – Ships
Our Ships segment includes Floating Storage and Regasification Units ("FSRUs"), Floating Storage Units ("FSUs") and LNG carriers ("LNGCs"), which are leased to customers under long-term or spot arrangements. At the expiration of third party charters of vessels owned by Energos Infrastructure (“Energos”), an entity formed in 2022 and described in more detail below, we plan to charter these vessels for our own operational purposes. The results of operations of vessels utilized in our terminal operations are reflected in the Terminals and Infrastructure segment.
In August 2022, we completed a transaction (the “Energos Formation Transaction”) with an affiliate of Apollo Global Management, Inc., pursuant to which we transferred ownership of 11 vessel to Energos in exchange for approximately $1.85 billion in cash and a 20% equity interest in Energos. Ten of the vessels were subject to current or future charters with NFE and one vessel (the Nanook) was not subject to a future NFE charter. The in-place and future charters to NFE of ten vessels prevent the recognition of the sale of those vessels to Energos, and the proceeds associated with these vessels have been treated as a failed sale leaseback. As a result, these ten vessels continue to be recognized on our consolidated balance sheet as Property, plant and equipment, and the proceeds are recognized as debt. Consistent with this treatment as a failed sale leaseback, (i) the third party charter revenues continue to be recognized by us as Vessel charter revenue; (ii) the costs of operating the vessels is included in Vessel operating expenses for the remaining terms of the third-party charters and (iii) such revenues are included as part of debt service for the sale leaseback financing debt and are included in additional financing costs within Interest expense, net.
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
Fast LNG
We are currently developing multiple modular liquefaction facilities to provide a source of low-cost supply of LNG to customers around the world. We have designed and are constructing liquefaction facilities for our growing customer base that we believe are both faster and more economical to construct than many traditional liquefaction solutions. The “Fast LNG,” or “FLNG,” design pairs advancements in modular, midsize liquefaction technology with jack up rigs, semi-submersible rigs or similar marine floating infrastructure to enable a lower cost and faster deployment schedule than land-based site-built alternatives. Semi-permanently moored floating storage unit(s) (FSUs) will provide LNG storage alongside the floating liquefaction infrastructure, which can be deployed anywhere there is abundant and stranded natural gas. As noted below, we are also in discussions with CFE to utilize our FLNG design in an onshore application.
Our initial Fast LNG units are being constructed at the Kiewit Offshore Services shipyard near Corpus Christi, Texas. The Kiewit facility specializes in the fabrication and integration of offshore projects. In partnership with Kiewit, we believe we have established an efficient and repeatable process to reduce cost and time to build incremental liquefaction capacity. Our first Fast LNG unit is being deployed offshore to Altamira, Mexico, and we expect to deploy additional units over the next two years.
We plan to deploy several Fast LNG units at different locations around the world and describe our currently planned projects below.
Altamira
In the first quarter of 2023, we executed an agreement, which include conditions to effectiveness that have not been satisfied, with CFE to supply natural gas for one FLNG unit located off the coast of Altamira, Tamaulipas, Mexico. The 1.4 million ton per annum (“MTPA”) FLNG unit will utilize CFE’s firm pipeline transportation capacity on the Sur de Texas-Tuxpan Pipeline to receive feedgas volumes. Our first FLNG unit has been installed and connected to the gas pipeline at Altamira, and we are in process of commissioning the project.
We have also entered into a non-binding MOU with CFE to develop and operate an onshore liquefied natural gas terminal with up to four 1.4 MTPA FLNG units. The terminal is to be located at the existing Altamira LNG import facility and would source feedgas from the Sur de-Texas Tuxpan Pipeline. The Altamira onshore LNG facility is a world class import facility that will be converted to export LNG similar to other gulf coast regasification terminals. Existing infrastructure at the facility includes two 150,000m3 storage tanks, deepwater marine berth and access to local gas and power networks.
Louisiana
In addition, we are considering a plan to install up to two FLNG units approximately 16 nautical miles off the southeast coast of Grand Isle, Louisiana. We have filed applications with the U.S. Maritime Administration ("MARAD") and the U.S. Coast Guard to obtain our deepwater port license application for this facility. The facility will be capable of exporting up to approximately 145 billion cubic feet of natural gas per year, equivalent to approximately 2.8 MTPA of LNG.
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
Barcarena Facility
The Barcarena Facility consists of an FSRU and associated infrastructure, including mooring and offshore and onshore pipelines. The Barcarena Facility is capable of processing up to 790,000 MMBtu per day and storing up to 170,000 cubic meters of LNG. The Barcarena Facility is expected to supply gas to third-party industrial and power customers as well as the Barcarena Power Plant, a new 630MW combined cycle thermal power plant to be located in Pará, Brazil, which we own. The Barcarena Power Plant is supported by multiple 25-year power purchase agreements to supply electricity to the national electricity grid. The power project is scheduled to deliver power to nine committed offtakers for 25 years beginning in 2025. We substantially completed our Barcarena Facility in 2022 and expect to commence operations in the first quarter of 2024. We expect to complete the Barcarena Power Plant and to commence operations in 2025.
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
Ireland Facility
We intend to develop and operate an LNG facility and power plant on the Shannon Estuary, near Tarbert, Ireland. In April 2023, we were awarded a capacity contract for the development of a power plant for approximately 353 MW of electricity generation with a duration of ten years as part of the auction process operated by Ireland’s Transmission System Operator. The power plant is required to be operational by October 2026. In the third quarter of 2023, An Bord Pleanála, Ireland's planning commission, denied our application for the development of an LNG terminal and power plant. We are challenging this decision. The continued development of this project is uncertain and there are multiple risks, including regulatory risks, that could preclude the development of this project, and the results of these risks could have a material effect on our results of operations.
Recent Developments
Barcarena Financings
In October 2023, certain the Company's Brazilian subsidiaries entered into two long-term financing arrangements fully funding the construction of the Company's power plant located in Pará, Brazil (the "Barcarena Power Plant"). Proceeds received will be used to repay the current Barcarena Term Loan and to pay for all remaining expected construction costs through the planned completion of the Barcarena Power Plant in 2025.
The owner of the Barcarena Power Plant entered into a credit agreement with BNDES, the Brazilian Development Bank (the "BNDES Credit Agreement"). The Company is able to borrow up to R$1.8 billion under the BNDES Credit Agreement, segregated into three tranches based on the use of proceeds ("BNDES Term Loan"). Each tranche bears a different rate of interest ranging from 2.61% to 4.41% plus the fixed rate announced by BNDES. No principal payments are required until April 2026 and are due quarterly thereafter until maturity in 2045.
The obligations under the BNDES Credit Agreement are guaranteed by certain indirect Brazilian subsidiaries that are constructing the Barcarena Power Plant, and are secured by the Barcarena Power Plant and receivables under the Barcarena Power Plant's PPAs. These Brazilian subsidiaries are required to comply with customary affirmative and negative covenants, and the BNDES Credit Agreement also provides for customary events of default, prepayment and cure provisions.
Additionally, the parent of the owner of the Barcarena Power Plant entered into an agreement for the issuance of up to $200 million of convertible debentures maturing in October 2028 ("Barcarena Debentures"). Interest on the Barcarena Debentures is due quarterly, and interest accrues at an annual rate of 12%, increasing 1.25% each year after the third anniversary of issuance. The Company is able to prepay the Barcarena Debentures, subject to customary break funding costs, and the Company is required to utilize certain excess cash flows from the Company's Brazilian operations to prepay principal.
The Barcarena Debentures are convertible to shares of one of the Company's indirect Brazilian subsidiaries on the maturity date at the creditors' option, based on the current fair value of this subsidiary's equity at the time of conversion.
The obligations under the Barcarena Debentures are guaranteed by certain indirect Brazilian subsidiaries that own Company's LNG regasification terminals located in Pará, Brazil ("Barcarena Terminal") and Santa Catarina, Brazil. NFE has also provided a parent company guarantee that will be released once the Barcarena Terminal commences commercial operations. Brazilian subsidiaries guaranteeing these obligations are required to comply with customary affirmative and negative covenants, and the Barcarena Debentures also provides for customary events of default, prepayment and cure provisions.
Term Loan B Credit Agreement
On October 30, 2023, the Company entered into a credit agreement (the “Term Loan B Agreement”) pursuant to which the lenders funded term loans to the Company in an aggregate principal amount of $856 million ("Term Loan B"). The proceeds from the Term Loan B issuance will be used to repay the Bridge Term Loans and may be used for working capital and other general corporate purposes. The Term Loan B will mature in October 2028 if the 2025 Notes and 2026 Notes (each as defined in the Annual Report) are refinanced prior to their maturities; if not, the Term Loan B becomes due approximately 60 days prior to the maturity of each the 2025 Notes and 2026 Notes. Quarterly principal payments of approximately $2.1 million begin to be due starting March 2024.
The Term Loan B is guaranteed on a senior secured basis by each domestic subsidiary that is a guarantor under the 2025 Notes, 2026 Notes and Revolving Facility (each as defined in the Annual Report) and will be guaranteed on a senior secured basis by each foreign guarantor that is a guarantor under the 2025 Notes, 2026 Notes and Revolving Facility on a post-closing basis. The Term Loan B is and will be secured by substantially the same collateral as the first lien obligations under the 2025 Notes, 2026 Notes, the Company's letter of credit facility and Revolving Facility. Additionally the Term Loan B is secured by assets comprising our first Fast LNG project in Altamira, Mexico.
The Term Loan B bears interest at a per annum rate equal to Adjusted Term SOFR (as defined in the Term Loan B Agreement) plus 5.0%. The Company may prepay the Term Loan B at its option subject to prepayment premiums until October 2025 and customary break funding costs. The Company is required to prepay the Term Loan B with the net proceeds of certain asset sales, condemnations, and debt and convertible securities issuances, in each case subject to certain exceptions and thresholds. Additionally, commencing with the fiscal quarter ending December 31, 2024, the Company will be required to prepay the Term Loan B with the Company’s Excess Cash Flow (as defined in the Term Loan B Agreement).
The Term Loan B Agreement contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants. No financial covenant compliance is required under the Term Loan B Agreement.
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
Results of Operations – Three Months Ended September 30, 2023 compared to Three Months Ended June 30, 2023 and Nine Months Ended September 30, 2023 compared to Nine Months Ended September 30, 2022
Performance of our two segments, Terminals and Infrastructure and Ships, is evaluated based on Segment Operating Margin. Segment Operating Margin reconciles to Consolidated Segment Operating Margin as reflected below, which is a non-GAAP measure. We reconcile Consolidated Segment Operating Margin to GAAP Gross margin, inclusive of depreciation and amortization. Consolidated Segment Operating Margin is mathematically equivalent to Revenue minus Cost of sales (excluding depreciation and amortization reflected separately) minus Operations and maintenance minus Vessel operating expenses, each as reported in our financial statements. We believe this non-GAAP measure, as we have defined it, offers a useful supplemental measure of the overall performance of our operating assets in evaluating our profitability in a manner that is consistent with metrics used for management’s evaluation of the overall performance of our operating assets.
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

The tables below present our segment information for the three months ended September 30, 2023 and June 30, 2023, and for the nine months ended September 30, 2023 and September 30, 2022:

	Three Months Ended September 30, 2023
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(3)	Consolidated
Total revenues	$447,905	$66,557	$514,462	$—	$514,462
Cost of sales(1)(2)	192,343	—	192,343	(423)	191,920
Vessel operating expenses(4)	—	11,613	11,613	—	11,613
Operations and maintenance(4)	60,819	—	60,819	—	60,819
Segment Operating Margin	$194,743	$54,944	$249,687	$423	$250,110

Three Months Ended September 30, 2023
(in thousands of $)	Consolidated
Gross margin (GAAP)	$201,440
Depreciation and amortization	48,670
Consolidated Segment Operating Margin (Non-GAAP)	$250,110

	Three Months Ended June 30, 2023
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(3)	Consolidated
Total revenues	$495,504	$65,841	$561,345		$561,345
Cost of sales(2)	222,371	—	222,371	3,397	225,768
Vessel operating expenses(4)	—	11,443	11,443		11,443
Operations and maintenance(4)	33,697	—	33,697	—	33,697
Segment Operating Margin	$239,436	$54,398	$293,834	$(3,397)	$290,437

Three Months Ended June 30, 2023
(in thousands of $)	Consolidated
Gross margin (GAAP)	$248,322
Depreciation and amortization	42,115
Consolidated Segment Operating Margin (Non-GAAP)	$290,437

	Nine Months Ended September 30, 2023
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(3)	Consolidated
Total revenues	$1,446,017	$230,315	$1,676,332	$(21,394)	$1,654,938
Cost of sales(1)(2)	488,512	—	488,512	114,114	602,626
Vessel operating expenses(4)	—	42,295	42,295	(5,948)	36,347
Operations and maintenance(4)	121,187	—	121,187	—	121,187
Segment Operating Margin	$836,318	$188,020	$1,024,338	$(129,560)	$894,778

Nine Months Ended September 30, 2023
(in thousands of $)	Consolidated
Gross margin (GAAP)	$769,618
Depreciation and amortization	125,160
Consolidated Segment Operating Margin (Non-GAAP)	$894,778

	Nine Months Ended September 30, 2022
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(3)	Consolidated
Total revenues	$1,711,241	$337,626	$2,048,867	$(226,964)	$1,821,903
Cost of sales(2)	909,938	—	909,938	(35,409)	874,529
Vessel operating expenses(4)	11,178	71,029	82,207	(20,297)	61,910
Operations and maintenance(4)	89,861	—	89,861	(24,170)	65,691
Segment Operating Margin	$700,264	$266,597	$966,861	$(147,088)	$819,773

Nine Months Ended September 30, 2022
(in thousands of $)	Consolidated
Gross margin (GAAP)	$713,334
Depreciation and amortization	106,439
Consolidated Segment Operating Margin (Non-GAAP)	$819,773

(1) Cost of sales in our segment measure only includes realized gains and losses on derivative transactions that are an economic hedge of commodity purchases and sales, and realized losses of $0.3 million and realized gains of $141.6 million for the three and nine months ended September 30, 2023, respectively, were recognized as a reduction to Cost of sales in the segment measure.

We recognized unrealized gains of $0.4 million and unrealized losses of $107.9 million on the mark-to-market value of derivative transactions for the three and nine months ended September 30, 2023, respectively, and these gains and losses reconcile Cost of sales in the segment measure to Cost of sales in the condensed consolidated statements of operations and comprehensive income (loss).

We have excluded contract acquisition costs that do not meet the criteria for capitalization from the segment measure. Contract acquisition costs of $6.2 million for the three and nine months ended September 30, 2023 reconcile Cost of sales in the segment measure to Cost of sales in the condensed consolidated statements of operations and comprehensive income (loss).

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
Terminals and Infrastructure Segment

	Three Months Ended,
(in thousands of $)	September 30, 2023	June 30, 2023	Change
Total revenues	$447,905	$495,504	$(47,599)
Cost of sales (exclusive of depreciation and amortization)	192,343	222,371	(30,028)
Operations and maintenance	60,819	33,697	27,122
Segment Operating Margin	$194,743	$239,436	$(44,693)

	Nine Months Ended,
(in thousands of $)	September 30, 2023	September 30, 2022	Change
Total revenues	$1,446,017	$1,711,241	$(265,224)
Cost of sales (exclusive of depreciation and amortization)	488,512	909,938	(421,426)
Vessel operating expenses	—	11,178	(11,178)
Operations and maintenance	121,187	89,861	31,326
Segment Operating Margin	$836,318	$700,264	$136,054
Total revenue
Total revenue for the Terminals and Infrastructure Segment decreased by $47.6 million for the three months ended September 30, 2023 as compared to the three months ended June 30, 2023. The decrease was primarily driven by decreases to revenue from LNG cargo sales to third parties, partially offset by additional gas sales in Puerto Rico and increases to the Henry Hub index. The index forms a portion of the pricing to invoice most of our customers in this segment.
The decrease in revenue in third quarter of 2023 when compared to the second quarter of 2023 was primarily attributable to the following:
•We had no revenue from LNG cargo sales for the three months ended September 30, 2023, decreasing from $267.8 million for the three months ended June 30, 2023, as we were able to utilize all LNG purchased under our long-term supply contracts in our terminal operations.
Such decrease was offset by increases to revenue in the three months ended September 30, 2023 when compared to the three months ended June 30, 2023, due to the following:
•Volumes delivered to downstream terminal customers increased from 14.0 TBtus in the second quarter of 2023 to 20.1 TBtu in the third quarter of 2023. We continue to support the grid stabilization project in Puerto Rico, and we recognized a full quarter of operations for our Palo Seco Power Plant during the third quarter. We also completed the commissioning of additional power assets at the San Juan Power Plant in September. Additionally, in August 2023, we placed our La Paz Power Plant into service, and we began to recognize revenue from power sales from this plant in the local spot market.

•The average Henry Hub index pricing used to invoice our downstream customers increased by 22% for the three months ended September 30, 2023 as compared to the three months ended June 30, 2023.
Total revenue for the Terminals and Infrastructure Segment decreased by $265.2 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The decrease was primarily driven by lower LNG cargo sales, no pro rata share of revenue from our former investment in CELSEPAR and a reduction in the Henry Hub index that forms a portion of the pricing to invoice most of our customers in this segment. The decrease in revenue was partially offset by increased revenue from sales to downstream terminal customers.
The decrease in revenue in the nine months ended September 30, 2023 when compared to the nine months ended September 30, 2022 was primarily attributable to the following:
•Our LNG cargo sales to third parties decreased by $327.7 million for the nine months ended September 30, 2023, decreasing from $944.8 million for the nine months ended September 30, 2022 to $617.1 million nine months ended September 30, 2023. In the third quarter of 2023, we were able to utilize all LNG purchased under our long-term supply contracts in our terminal operations.
•After the completion of the sale of our investment in CELSEPAR in the fourth quarter of 2022, we no longer recognize revenue from this investment in our segment measure. Our share of revenue from CELSEPAR was $148.3 million for the nine months ended September 30, 2022, which was primarily comprised of fixed capacity payments received under related PPAs.
•The average Henry Hub index pricing used to invoice our downstream customers decreased by 60% for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022
Such decrease was offset by increases to revenue in the nine months ended September 30, 2023 when compared to the nine months ended September 30, 2022, due to the following:
•Volumes delivered to downstream customers were 46.1 TBtu for the nine months ended September 30, 2023 as compared to 28.5 TBtu for the nine months ended September 30, 2022, and these increased volumes were primarily attributable to our operations in Jamaica, Puerto Rico and Mexico.
•In the prior year, maintenance activities significantly lowered consumption at our facilities; there has been no significant maintenance downtime during 2023. The maintenance downtime in the prior year was across our facilities, including downtime at our CHP Plant for unplanned maintenance, downtime at our Montego Bay Facility due to a reconfiguration of our assets required by the Port of Montego Bay and maintenance at PREPA's San Juan Power Plants. Volumes delivered across from these facilities increased by 12.8 TBtu as compared to the nine months ended September 30, 2022.
•In May 2023, we began to support the grid stabilization project in Puerto Rico, commissioning power generation assets at the Palo Seco Power Plant. In September 2023, we finished commissioning additional power generation assets at the San Juan Power Plant. We have consumed 4.7 TBtu at these power plants during the nine months ended September 30, 2023 as part of this project.
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
Cost of sales decreased by $30.0 million for the three months ended September 30, 2023 as compared to the three months ended June 30, 2023, which was attributable to the following:
•We did not incur any cost of LNG purchased from third parties for LNG cargo sales, decreasing our cost by $76.9 million during the third quarter of 2023.

•Vessel costs increased by $23.0 million for the three months ended September 30, 2023 as compared to the three months ended June 30, 2023. Vessels were used for commissioning of our La Paz Power Plant and our enhanced supply chain for our Puerto Rican operations in the second quarter, and such vessel costs were capitalized. As these projects became operational in the third quarter we recognized higher expense associated with these vessels. Further, certain vessels were placed into service at our terminals during the third quarter resulting in higher vessel charter costs.
•Increase in cost of LNG purchased from third parties for sale to our downstream customers of $18.4 million related to higher terminal sales; volumes delivered to our downstream customers increased by approximately 43% in the current quarter. Our cost to deliver these volumes decreased to $6.76 per MMBtu for the three months ended September 30, 2023 from $8.08 per MMBtu for the three months ended June 30, 2023.
Cost of sales decreased by $421.4 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, which was attributable to the following:
•We incurred decreased cost of LNG purchased from third parties for LNG cargo sales of $212.6 million during the nine months ended September 30, 2023, resulting from no LNG cargo sales in the third quarter as well as lower cost under our LNG supply contracts for cargos sold earlier in 2023.
•Realized gains of $141.6 million from the settlement of commodity swap transactions, entered into as an economic hedge to reduce the market risks associated with commodity prices, were included as reduction of cost of sales. For segment performance measures, unrealized mark to market gains and losses are excluded until settled.
•Vessel costs decreased by $37.6 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 primarily due to the capitalization of vessel costs for the commissioning of development projects, as well as, vessel costs recognized as inventory when our vessels are used to transport inventory from a supplier's facility to our storage locations and terminals.
•Cost of sales for the nine months ended September 30, 2022 included $28.6 million of our share of cost of sales from our investment in CELSEPAR, which was primarily comprised of LNG costs to fuel a power plant owned by CELSEPAR.
•We incurred increased cost of LNG purchased from third parties for sale to our downstream customers of $15.3 million during the nine months ended September 30, 2023 due to increased volumes delivered; we delivered 62% more volumes to our downstream terminal customers in the current period as compared to the nine months ended September 30, 2022. While we delivered significantly more volumes to our downstream customers, our pricing to purchase LNG for delivery to such customers was substantially lower, decreasing to $7.26 per MMBtu for the nine months ended September 30, 2023 from $10.78 per MMBtu for the nine months ended September 30, 2022.
The weighted-average cost of our LNG inventory balance to be used in our downstream terminal operations as of September 30, 2023 and December 31, 2022 was $7.30 per MMBtu and $10.42 per MMBtu, respectively.
Vessel operating expenses
Vessel operating expenses include direct costs associated with operating a vessel, and these costs are typically included in the Ships segment. Once we begin to use a vessel in our terminal operations, the costs of the vessel begin to be included in the Terminals and Infrastructure segment. For the nine months ended September 30, 2022, we incurred $11.2 million of vessel operating expenses in this segment; we did not incur vessel operating costs in this segment during the nine months ended September 30, 2023.
Operations and maintenance
Operations and maintenance includes costs of operating our facilities, exclusive of costs to convert that are reflected in Cost of sales.
Operations and maintenance increased by $27.1 million for the three months ended September 30, 2023 as compared to the three months ended June 30, 2023. Starting in the third quarter of 2023, our subsidiary, Genera, began to provide operations and maintenance services for PREPA's thermal generation assets, and we recognized payroll and other operating costs of $16.3 million. Under our contract with PREPA, we pass all of these costs onto PREPA, and such billings are recognized as revenue. In the third quarter, we also undertook activities to ensure that we have LNG supply available for our expanded Puerto Rican operations, including leasing berth space to place a storage vessel to service Puerto Rico, and we incurred additional lease cost associated with this berth space in the third quarter of 2023.
Operations and maintenance increased $31.3 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The increase was primarily attributable to reimbursable payroll and operating costs of Genera and increased lease costs associated with our Puerto Rican operations incurred in the third quarter of 2023. Additionally, we leased turbines to generate power at the Palo Seco Power Plant as part of the grid stabilization project in Puerto Rico, increasing operations and maintenance costs when compared to the prior year. These increases were partially offset by the exclusion of our share of Operations and maintenance from the investment in CELSEPAR; after the sale of our investment in CELSEPAR in the fourth quarter of 2022, we do not include these costs during nine months ended September 30, 2023.
Ships Segment

	Three Months Ended,
(in thousands of $)	September 30, 2023	June 30, 2023	Change
Total revenues	$66,557	$65,841	$716
Vessel operating expenses	11,613	11,443	170
Segment Operating Margin	$54,944	$54,398	$546

	Nine Months Ended,
(in thousands of $)	September 30, 2023	September 30, 2022	Change
Total revenues	$230,315	$337,626	$(107,311)
Vessel operating expenses	42,295	71,029	(28,734)
Segment Operating Margin	$188,020	$266,597	$(78,577)
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
On March 15, 2023, we completed a transaction with Golar LNG Limited (“GLNG”) for the sale of our investment in the common units of Hilli LLC in exchange for approximately 4.1 million NFE shares and $100 million in cash (the "Hilli Exchange"). In the fourth quarter of 2022, we recognized a loss on the investment in the Hilli of $118.6 million; this loss was recognized in Loss from equity method investments in the consolidated statements of operations and comprehensive income (loss). Upon completion of the Hilli Exchange during the first quarter of 2023, we recognized an additional loss on disposal of $37.4 million, which was included in Other (income) expense, net. As a result of the Hilli Exchange we no longer have an ownership interest in the Hilli. NFE shares received from GLNG were cancelled upon the closing of the Hilli Exchange.
As of September 30, 2023, four FSRUs and two LNG carriers were leased to customers under long-term or spot arrangements. In July 2023, we sold the vessel Golar Spirit for a total consideration of $15.8 million resulting in a gain of $7.8 million. The gain on sale is included in Other (income) expense, net in the condensed consolidated statements of operations and comprehensive income (loss). The Mazo continues to be in cold lay-up, and no vessel charter revenue was generated from the vessel.

Total revenue
Total revenue for the Ships segment increased $0.7 million for the three months ended September 30, 2023 as compared to the three months ended June 30, 2023. During the third quarter, there were no reclassifications of vessels out of the Ships segment; there were also no significant changes the vessel charters.
Total revenue for the Ships segment decreased $107.3 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The decrease in revenue was primarily the result of the sale of the Nanook as part of the Energos Formation Transaction; we no longer recognize revenue related to the Nanook in 2023. One of our vessel charters was renewed at the beginning of 2023 at a lower rate; additionally the charters for two vessels concluded in the first quarter of 2023, lowering vessel revenue for the full nine months ended September 30, 2023. We plan to utilize these vessels in our operations following conversion and other upgrades starting later in 2023.
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
Vessel operating expenses increased $0.2 million for the three months ended September 30, 2023 as compared to the three months ended June 30, 2023.
Vessel operating expenses decreased $28.7 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The decrease in vessel operating expenses was primarily due to lower costs related to the Hilli after the Hilli Exchange at the end of the first quarter of 2023. Vessel operating expenses also decreased as a result of the sale of the Nanook as part of the Energos Formation Transaction; we recognized vessel operating expenses related to the Nanook during 2022 and no longer recognize vessel operating expenses related to the Nanook in 2023.

Other operating results

	Three Months Ended,			Nine Months Ended,
(in thousands of $)	September 30, 2023	June 30, 2023	Change	September 30, 2023	September 30, 2022	Change
Selling, general and administrative	$49,107	$55,803	$(6,696)	$157,048	$165,952	$(8,904)
Transaction and integration costs	2,739	1,554	1,185	4,787	12,387	(7,600)
Depreciation and amortization	48,670	42,115	6,555	125,160	106,439	18,721
Asset impairment expense	—	—	—	—	48,109	(48,109)
Total operating expenses	100,516	99,472	1,044	286,995	332,887	(45,892)
Operating income	149,594	190,965	(41,371)	607,783	486,886	120,897
Interest expense	64,822	64,396	426	200,891	156,344	44,547
Other (income) expense, net	(2,271)	(6,584)	4,313	16,150	(31,613)	47,763
Loss on extinguishment of debt, net	—	—	—	—	14,997	(14,997)
Income before income from equity method investments and income taxes	87,043	133,153	(46,110)	390,742	347,158	43,584
Income (loss) from equity method investments	489	2,269	(1,780)	12,738	(354,426)	367,164
Tax provision (benefit)	25,194	15,322	9,872	69,476	(126,249)	195,725
Net income	$62,338	$120,100	$(57,762)	$334,004	$118,981	$215,023
Selling, general and administrative
Selling, general and administrative includes compensation expenses for our corporate employees, employee travel costs, insurance, professional fees for our advisors, and screening costs for projects that are in initial stages and development is not yet probable.
Selling, general and administrative decreased $6.7 million for the three months ended September 30, 2023, compared to the three months ended June 30, 2023. We have decreased headcount supporting our administrative activities, and we recognized a decrease to our estimate of annual incentive compensation due to the headcount reduction in the third quarter of 2023.
Selling, general and administrative decreased $8.9 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The decreases were primarily due to lower share-based compensation expense in 2023, offset by higher payroll costs incurred for the nine months ended September 30, 2023 prior to our headcount reduction.
Transaction and integration costs
For the three months ended September 30, 2023, we did not incur significant transaction and integration costs.
For the nine months ended September 30, 2023, we incurred $4.8 million for transaction and integration costs, as compared to $12.4 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2022, we incurred transaction and integration costs primarily associated with the Sergipe Sale. There were no such significant transactions for the nine months ended September 30, 2023.
Depreciation and amortization
Depreciation and amortization increased $6.6 million for the three months ended September 30, 2023 as compared to the three months ended June 30, 2023 and increased $18.7 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. In the second quarter of 2023, we began to place assets in service as part of the grid stabilization project in Puerto Rico, including turbines we own, as well a turbines we leased under a finance lease, at the Palo Seco Power Plant. These assets were placed into service in the May 2023, and we recognized a full quarter of depreciation in the third quarter of 2023.
Asset impairment expense
As a result of our acquisition of Hygo Energy Transition Limited in 2021, we recognized long-lived assets associated with the expansion of the Sergipe Power Plant. During the nine months ended September 30, 2022, we recognized asset impairment expense of $48.1 million, as the fair value of these assets was less than the carrying value, and the asset group was held for sale. There were no such transactions for the nine months ended September 30, 2023.
Interest expense
Interest expense increased by $0.4 million for the three months ended September 30, 2023 as compared to the three months ended June 30, 2023. Increased interest expense due to borrowings under our expanded Revolving Facility and the Bridge Term Loan, as well as the issuance of the Equipment Notes and the Short-term Borrowings (each as defined below), were mostly offset by increases in capitalized interest.
Interest expense increased by $44.5 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The increase was primarily due to an increase in total principal outstanding due to additional principal balance outstanding, including obligations under the Energos Formation Transaction. The total principal balance on outstanding facilities was $6.2 billion as of September 30, 2023 as compared to total principal outstanding of $4.5 billion as of September 30, 2022.
Other (income) expense, net
Other (income) expense, net was $(2.3) million and $(6.6) million three months ended September 30, 2023, and June 30, 2023, respectively. Other expense (income), net was $16.2 million and $(31.6) million for the nine months ended September 30, 2023 and September 30, 2022, respectively.
Other income recognized in the three months ended September 30, 2023 was primarily comprised of a $7.8 million gain on the sale of the Golar Spirit and interest income. This income was partially offset by foreign currency remeasurement losses and realized losses on the sale of certain investments in equity securities.
Other expense recognized in the nine months ended September 30, 2023 was primarily comprised of a $37.4 million loss on disposal of Hilli equity method investment in the Hilli Exchange. This loss was partially offset by interest income and foreign currency remeasurement net gains.
Tax provision
We recognized a tax provision for the three months ended September 30, 2023 of $25.2 million compared to a tax provision of $15.3 million for the three months ended June 30, 2023. Our effective tax rate for the three months ended September 30, 2023 was 28.8% compared to 11.3% for the three months ended June 30, 2023. Our tax provision and effective tax rate primarily increased due to additional expected income tax expense related to certain of the Company's foreign subsidiaries.
We recognized a tax provision of $69.5 million for the nine months ended September 30, 2023 compared to a tax benefit of $126.2 million for the nine months ended September 30, 2022. The significant tax benefit recognized in 2022 was primarily driven by significant discrete items, including the remeasurement of a deferred tax liability in conjunction with an internal reorganization and the tax benefit associated with the other-than-temporary impairment on our investment in CELSEPAR. We have not recognized any significant discrete items through the third quarter of 2023.
Income (loss) from equity method investments
We recognized income from our equity method investments of $0.5 million and $2.3 million for the three months ended September 30, 2023 and June 30, 2023, respectively. We completed the Hilli Exchange in the first quarter of 2023, and as such, income from equity method investments in the second and third quarters of 2023 is wholly comprised of earnings from our investment in Energos. Our share of earnings from Energos decreased in the third quarter due to additional vessel operating expenses incurred by Energos.
We recognized income of $12.7 million from our equity method investments in the nine months ended September 30, 2023 compared to loss of $354.4 million for the nine months ended September 30, 2022. In connection with the announcement of the sale of our investment in CELSEPAR in 2022, we recognized an other than temporary impairment of the investment in CELSEPAR of $369.2 million; we did not have any such impairments impacting the earnings from our equity method investments in 2023.
Factors Impacting Comparability of Our Financial Results
Our historical results of operations and cash flows are not indicative of results of operations and cash flows to be expected in the future, principally for the following reasons:
•Our historical financial results do not reflect our Fast LNG solution that will lower the cost of our LNG supply. We currently purchase the majority of our supply of LNG from third parties, sourcing approximately 98% of our LNG volumes from third parties for the nine months ended September 30, 2023. We anticipate that the deployment of Fast LNG floating liquefaction facilities will significantly lower the cost of our LNG supply and reduce our dependence on third-party suppliers. We expect to deploy our first Fast LNG unit upon the completion of commissioning.
•Our historical financial results do not include significant projects that have recently been completed or are near completion. Our results of operations for the three and nine months ended September 30, 2023 include our Montego Bay Facility, Old Harbour Facility, San Juan Facility, certain industrial end-users and our Miami Facility. We have placed our La Paz Facility in service, and in the third quarter of 2023, we placed the La Paz Power Plant into service. We have executed agreements to extend and amend our supply of natural gas to multiple CFE power generation facilities in Baja California Sur, and as such, our revenue and results of operations have begun to be impacted by our operations in Mexico. We are also continuing to develop our Puerto Sandino Facility, Barcarena Facility, Santa Catarina Facility and Ireland Facility, and our current results do not include revenue and operating results from these projects.
Additionally, we began to deliver power to the Puerto Rican grid from the Palo Seco Power Plant as part of the grid stabilization project in the second quarter of 2023. At the end of September 2023, we placed additional power generation assets in service at the San Juan Power Plant. We expect that our power generation assets at both the Palo Seco Power Plant and at the San Juan Power Plant will operate at full capacity, and we expect that our revenue and results of operations will benefit from significant gas consumption required to operate these assets.
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
We expect the current working capital position to improve based on: (1) following September 30, 2023, we have borrowed under our new Term Loan B Agreement, totaling $856 million; (2) we have fully funded the construction of our Barcarena Power Plant with new long-term financing in Brazil; (3) our credit agreements allow for proceeds from the sale of assets to be reinvested in our business, and we have significant non-core assets that could be used to fund our developments; (4) expected cash flows generated from the temporary power project and from sales of our own LNG generated by our first deployed Fast LNG unit; and (5) our relationships with certain significant vendors constructing our Fast LNG assets have allowed us to extend our payment terms to better align with the expected completion of Fast LNG.
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
We have assumed total committed expenditures for all completed and existing projects to be approximately $6,162 million, with approximately $4,815 million having already been paid through September 30, 2023. This estimate represents the committed expenditures for our Fast LNG project, as well as committed expenditures necessary to complete the La Paz Facility, Puerto Sandino Facility, Barcarena Facility, Barcarena Power Plant, Santa Catarina Facility and committed capital expenditures to support our grid stabilization project in Puerto Rico. We expect fully completed Fast LNG units to cost between $1.0 billion and $1.6 billion per unit. Unlike engineering, procurement and construction agreements for traditional liquefaction construction, our contracts with vendors to construct the Fast LNG units allow us to closely control the timing of our spending and construction schedules so that we can complete each project in time frames to meet our business needs. For example, expected spending for our second and third Fast LNG units that is not currently contracted is excluded from the estimated committed spending. Each Fast LNG completion is subject to permitting, various contractual terms, project feasibility, our decision to proceed and timing. We carefully manage our contractual commitments, the related funding needs and our various sources of funding including cash on hand, cash flow from operations, and borrowings under existing and future debt facilities. We may also enter into other financing arrangements to generate proceeds to fund our developments.
As of September 30, 2023, we have spent approximately $128.6 million to develop the Pennsylvania Facility. Approximately $22.5 million of construction and development costs have been expensed as we have not issued a final notice to proceed to our engineering, procurement and construction contractors. Cost for land, as well as engineering and equipment that could be deployed to other facilities and associated financing costs of approximately $106.1 million, has been capitalized, and to date, we have repurposed approximately $16.8 million of engineering and equipment to our Fast LNG project. We intend to apply for updated permits for the Pennsylvania Facility with the aim of obtaining these permits to coincide with the commencement of construction activities.
On December 12, 2022, our Board of Directors approved an update to our dividend policy. In connection with the dividend policy update, the Board declared a dividend of $626.3 million, representing $3.00 per Class A share, which was paid during the first quarter of 2023. Additionally, we declared and paid quarterly dividends totaling $61.5 million during the nine months ended September 30, 2023, representing $0.10 per Class A share. Our future dividend policy is within the discretion of our Board of Directors and will depend upon then-existing conditions, including our results of operations and financial condition, capital requirements, business prospects, statutory and contractual restrictions on our ability to pay dividends, including restrictions contained in our debt agreements, and other factors our Board of Directors may deem relevant. In the third quarter of 2023, our Board of Directors reinstated a dividend policy of targeting a quarterly dividend of $0.10 per share.
Contractual Obligations
We are committed to make cash payments in the future pursuant to certain contracts. The following table summarizes certain contractual obligations in place as of September 30, 2023.

(in thousands of $)	Total	Less than Year 1	Years 2 to 3	Year 4 to 5	More than 5 years
Long-term debt obligations	$8,525,237	$225,540	$3,550,767	$2,177,844	$2,571,086
Purchase obligations	14,968,923	645,109	2,237,465	1,412,110	10,674,239
Lease obligations	600,005	47,555	255,500	108,502	188,448
Total	$24,094,165	$918,204	$6,043,732	$3,698,456	$13,433,773
Long-term debt obligations

For information on our long-term debt obligations, see “—Liquidity and Capital Resources—Long-Term Debt” in our Annual Report. The amounts included in the table above are based on the total debt balance, scheduled maturities, and interest rates in effect as of September 30, 2023.
A portion of our long-term debt obligations will be paid to Energos under charters of vessels included in the Energos Formation Transaction to third parties. The residual value of these vessels also forms a part of the obligation and will be recognized as a bullet payment at the end of the charters. As neither these third party charter payments nor the residual value of these vessels represent cash payments due by NFE, such amounts have been excluded from the table above.
Subsequent to September 30, 2023, we entered into the BNDES Credit Agreement, Barcarena Debentures and Term Loan B Credit Agreement (each defined and described in Note 24. Subsequent events). Proceeds from these new credit arrangements have been or will be used to refinance the Bridge Term Loan and the Barcarena Term Loan on a long term basis, and as such, these principal balances have been shown as non-current on the condensed consolidated balance sheets as of September 30, 2023.
Purchase obligations
We are party to contractual purchase commitments for the purchase, production and transportation of LNG and natural gas, as well as engineering, procurement and construction agreements to develop our terminals and related infrastructure. Our commitments to purchase LNG and natural gas are principally take-or-pay contracts, which require the purchase of minimum quantities of LNG and natural gas, and these commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. Certain LNG purchase commitments are subject to conditions precedent, and we include these expected commitments in the table above beginning when delivery is expected assuming that all contractual conditions precedent are met. For purchase commitments priced based upon an index such as Henry Hub, the amounts shown in the table above are based on the spot price of that index as of September 30, 2023.
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
Cash Flows
The following table summarizes the changes to our cash flows for the nine months ended September 30, 2023 and 2022, respectively:

	Nine Months Ended September 30,
(in thousands of $)	2023	2022	Change
Cash flows from:
Operating activities	$537,184	$91,105	$446,079
Investing activities	(2,065,562)	(195,960)	(1,869,602)
Financing activities	924,072	249,710	674,362
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(604,306)	$144,855	$(749,161)
Cash provided by operating activities
Our cash flow provided by operating activities was $537.2 million for the nine months ended September 30, 2023, which increased by $446.1 million from cash provided by operating activities of $91.1 million for the nine months ended

September 30, 2022. The increase in cash provided by operating activities for the nine months ended September 30, 2023 was primarily driven by changes in working capital, including improved collection of receivables and the settlement of a significant commodity derivative, as well as significant cash receipts under our temporary power agreements that are required to be deferred as contract liabilities.
Cash (used in) investing activities
Our cash flow used in investing activities was $2,065.6 million for the nine months ended September 30, 2023, which increased by $1,869.6 million from cash used in investing activities of $196.0 million for the nine months ended September 30, 2022. Cash outflows for investing activities during the nine months ended September 30, 2023 were used primarily for continued development of our Fast LNG project and assets to service the grid stabilization project in Puerto Rico. Cash outflows were offset by proceeds of $100.0 million from the sale of our equity method investment in Hilli LLC in the Hilli Exchange, as well as proceeds received from the sale of the Spirit and a portion of our investment in equity securities.
Cash outflows for investing activities during the nine months ended September 30, 2022 were used for continued development of our Fast LNG project, Santa Catarina Facility, and Barcarena Facility. Cash outflows were offset by proceeds of $593.0 million from the sale of the finance lease of the Nanook.
Cash provided by financing activities
Our cash flow provided by financing activities was $924.1 million for the nine months ended September 30, 2023, which increased by $674.4 million from cash provided by financing activities of $249.7 million for the nine months ended September 30, 2022. In December 2022, our Board of Directors approved and declared a dividend of $626.3 million, representing $3.00 per Class A share; such dividend payment was made in January 2023. We have borrowed under our expanded Revolving Facility, Bridge Term Loans, Equipment Notes, as well as short-term borrowings under repurchase arrangements for total additional borrowings of $1,768.7 million. Such borrowings were primarily used to fund the ongoing development of our Fast LNG project and to support our grid stabilization project in Puerto Rico. Increased borrowings during 2023 were offset by repayments of debt totaling $104.5 million, primarily the repayment of short-term borrowings under repurchase arrangements.
Cash provided by financing activities during the nine months ended September 30, 2022 was due to proceeds from issuance of debt of $1.9 billion, offset by repayments of debt of $1.5 billion, payment of dividends of $75.1 million and payments related to tax withholdings for shared-based compensation of $72.6 million.
Long-Term Debt and Preferred Stock
The terms of our debt instruments and associated obligations have been described in our Annual Report. There have been no significant changes to the terms of our outstanding debt, covenant requirements or payment obligations, other than described below.
Bridge Term Loan Credit Agreement
On August 3, 2023, we entered into a Bridge Term Loan Credit Agreement (the “Bridge Term Loan Agreement”) pursuant to which the lenders funded term loans (the “Bridge Term Loans”) to the Company in an aggregate principal amount of $400 million. Bridge Term Loan proceeds may be used for working capital and other general corporate purposes. The Bridge Term Loans will mature on August 1, 2024 and are payable in full on the maturity date. The Bridge Term Loans were repaid in full without penalty using proceeds from the Term Loan B which closed after September 30, 2023.
The Bridge Term Loans were guaranteed on a senior secured basis by each domestic and foreign subsidiary that is a guarantor under the 2025 Notes, 2026 Notes and Revolving Facility (each as defined in the Annual Report). The Bridge Term Loans were secured by substantially the same collateral as the first lien obligations under the 2025 Notes, 2026 Notes and Revolving Facility. The Bridge Term Loan Agreement contained usual and customary representations and warranties, and usual and customary affirmative and negative covenants, including requirements to maintain certain levels of total debt to capitalization and total first lien debt to EBITDA, and the ratios required to be maintained were consistent with the requirements under the Revolving Facility.

Equipment Notes
In June 2023, we executed a Master Loan and Security Agreement with a lender to borrow up to $200.0 million under promissory notes secured by certain turbines acquired in the first quarter of 2023 to support the grid stabilization project in Puerto Rico (the “Equipment Notes”). During the second and third quarters of 2023, we borrowed the full capacity bearing interest at approximately 7.7%, and the principal is partially repayable in monthly installments over the 36 month term of the loan with the balance due upon maturity in July 2026.
The Equipment Notes contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants. The Equipment Notes do not contain any restrictive financial covenants.
EB-5 Loan Agreement
On July 21, 2023, we entered into a loan agreement under the U.S. Citizenship and Immigration Services EB-5 Program (“EB-5 Loan Agreement”) to pay for the development and construction of a new green hydrogen facility in Texas. The maximum aggregate principal amount available under the EB-5 Loan Agreement is $100.0 million, and outstanding borrowings bear interest at a fixed rate of 4.75%. The loan matures in 5 years from the initial advance with an option to extend the maturity by two one-year periods. It is expected that the loan will be secured by NFE's green hydrogen facility, and NFE has provided a guarantee of the obligations under the EB-5 Loan Agreement. In the third quarter of 2023, $37.9 million was funded under the EB-5 Loan Agreement.
The EB-5 Loan Agreement contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants. The EB-5 Loan Agreement does not contain any restrictive financial covenants.
Short-term Borrowings
We may, from time to time, enter into sales and repurchase agreements with a financial institution, whereby we sell to the financial institution an LNG cargo and we concurrently enters into an agreement to repurchase the same LNG cargo immediately with the repurchase price payable at a future date, generally not to exceed 90-days from the date of the sale and repurchase (the “Short-term Borrowings”). As of September 30, 2023, we had $161.8 million due under repurchase arrangements with a weighted average interest rate of 9.74%.
Revolving Facility
In the first three quarters of 2023, we entered into amendments of our Revolving Facility which increased the commitments by $426.6 million, for a total capacity of $866.6 million. The interest rate for borrowings under the Revolving Facility based on the current usage of the facility has not changed, and no changes were made to the maturity date or covenants. In conjunction with these amendments, we incurred an additional $7.0 million in fees which have been capitalized within Other non-current assets.
Debt and lease restrictions
We are required to comply with covenants under the Revolving Facility and letter of credit facility, including requirements to maintain Debt to Capitalization Ratio of less than 0.7:1.0, and for quarters in which the Revolving Facility is greater than 50% drawn, the Debt to Annualized EBITDA Ratio must be less than 5.0:1.0 for fiscal quarters ending December 31, 2021 until September 30, 2023 and less than 4.0:1.0 for the fiscal quarter ended December 31, 2023. We were in compliance with all covenants as of September 30, 2023.
Critical Accounting Policies and Estimates
A complete discussion of our critical accounting policies and estimates is included in our Annual Report. As of September 30, 2023, there have been no significant changes to our critical accounting estimates since our Annual Report.
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
Commodity Price Risk
Commodity price risk is the risk of loss arising from adverse changes in market rates and prices. Our exposure to market risk associated with LNG price changes may adversely impact our business. We are able to limit our exposure to fluctuations in natural gas prices as our pricing in contracts with downstream customers is largely based on the Henry Hub index price plus a contractual spread. In 2022, we entered into a commodity swap transaction as an economic hedge to reduce the risks associated with commodity prices which settled in the first quarter of 2023 resulting in a realized gain of $146.1 million. In January 2023, we entered into a series of commodity swap transactions, and we have recognized an unrealized loss of $1.8 million for the nine months ended September 30, 2023. We currently do not have other derivative instruments to mitigate the effect of fluctuations in LNG prices on our operations; in the future we may enter into additional derivative instruments.
Interest Rate Risk
The 2025 Notes, 2026 Notes, Equipment Notes, and South Power 2029 Bonds (each defined above or in our Annual Report) were issued with a fixed rate of interest, and as such, a change in interest rates would impact the fair value of the debt outstanding but such a change would have no impact on our results of operations or cash flows. A 100-basis point increase or decrease in the market interest rate would decrease or increase the fair value of our fixed rate debt by approximately $69 million. The sensitivity analysis presented is based on certain simplifying assumptions, including instantaneous change in interest rate and parallel shifts in the yield curve.
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
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

In the fourth quarter of 2023, we completed an implementation of our core financial systems, including our general ledger and other applications. As part of this implementation, we are making certain changes to our processes and procedures, which in turn, could result in changes to our internal control over financial reporting.

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

We have a limited operating history and track record. As a result, our prior operating history and historical financial statements may not be a reliable basis for evaluating our business prospects or the value of our Class A common stock. We commenced operations on February 25, 2014, and we had net losses of approximately $78.2 million in 2018, $204.3 million in 2019, and $264.0 million in 2020. We recognized income of $92.7 million in 2021, $184.8 million in 2022 and $62.3 million in the third quarter of 2023. Our limited operating history also means that we continue to develop and implement our strategies, policies and procedures, including those related to project development planning, operational supply chain planning, data privacy and other matters. We cannot give you any assurance that our strategy will be successful or that we will be able to implement our strategy on a timely basis, if at all, or achieve our internal model or that our assumptions will be accurate.

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
•pollution, release of or exposure to toxic substances or environmental contamination affecting operations;
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

Our operations are, and will be, dependent upon LNG being a competitive source of energy in the markets in which we operate. In the United States, due mainly to a historic abundant supply of natural gas and discoveries of substantial quantities of unconventional or shale natural gas, imported LNG has not developed into a significant energy source. The success of the domestic liquefaction component of our business plan is dependent, in part, on the extent to which natural gas can, for significant periods and in significant volumes, be produced in the United States at a lower cost than the cost to produce some domestic supplies of other alternative energy sources, and that it can be transported at reasonable rates through appropriately scaled infrastructure. Since August 2021, LNG prices have increased materially, and global events, such as the COVID-19 pandemic, Russia’s invasion of Ukraine and global inflationary pressures, have generated further energy pricing volatility, which can have an adverse effect on market pricing of LNG and global demand for our products, as well as our ability to remain competitive in the markets in which we operate. Potential expansion in the Caribbean, Latin America and other parts of the world where we may operate is primarily dependent upon LNG being a competitive source of energy in those geographical locations. For example, in the Caribbean, due mainly to a lack of regasification infrastructure and an underdeveloped international market for natural gas, natural gas has not yet developed into a significant energy source. In Brazil, hydroelectric power generation is the predominant source of electricity and LNG is one of several other energy sources used to supplement hydroelectric generation. The success of our operations is dependent, in part, on the extent to which LNG can, for significant periods and in significant volumes, be produced internationally and delivered to our customers at a lower cost than the cost to deliver other alternative energy sources.

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

The design, construction and operation of our infrastructure, facilities and businesses, including our FSRUs, FLNG units and LNG carriers, the import and export of LNG, exploration and development activities, and the transportation of natural gas, among others, are highly regulated activities at the national, state and local levels and are subject to various approvals and permits. The process to obtain the permits, approvals and authorizations we need to conduct our business, and the interpretations of those rules, is complex, time-consuming, challenging and varies in each jurisdiction in which we operate. We may be unable to obtain such approvals on terms that are satisfactory for our operations and on a timeline that meets our commercial obligations. Many of these permits, approvals and authorizations require public notice and comment before they can be issued, which can lead to delays to respond to such comments, and even potentially to revise the permit application. We may also be (and have been in select circumstances) subject to local opposition, including citizens groups or non-governmental organizations such as environmental groups, which may create delays and challenges in our permitting process and may attract negative publicity, which may create an adverse impact on our reputation. In addition, such rules change frequently and are often subject to discretionary interpretations, including administrative and judicial challenges by regulators, all of which may make compliance more difficult and may increase the length of time it takes to receive regulatory approval for our operations, particularly in countries where we operate, such as Mexico and Brazil. For example, in Mexico, we have obtained substantially all permits but are awaiting final approvals for our power plant and permits necessary to operate our terminal. In connection with our application to the U.S. Maritime Administration ("MARAD") related to our FLNG project off the coast of Louisiana, MARAD announced it had initially paused the statutory 356-day application review timeline on August 16, 2022 pending receipt of additional information, and restarted the timeline on October 28, 2022. MARAD issued a second stop notice on November 23, 2022 and on December 22, 2022, MARAD issued a third data request for supplemental information. Following review of NFE's response to the December 2022 data requests, MARAD extended the stop-clock on February 21, 2023 pending clarification of responses and receipt of additional information. No assurance can be given that we will be able to obtain approval of this application and receive the required permits, approvals and authorizations from governmental and regulatory agencies related to our project on a timely basis or at all. We intend to apply for updated permits for the Pennsylvania Facility with the aim of obtaining these permits to coincide with the commencement of construction activities. We cannot assure if or when we will receive these permits, which are needed prior to commencing certain construction activities related to the facility. Any administrative and judicial challenges can delay and protract the process for obtaining and implementing permits and can also add significant costs and uncertainty. We cannot control the outcome of any review or approval process, including whether or when any such permits and authorizations will be obtained, the terms of their issuance, or possible appeals or other potential interventions by third parties that could interfere with our ability to obtain and maintain such permits and authorizations or the terms thereof. Furthermore, we are developing new technologies and operate in jurisdictions that may lack mature legal and regulatory systems and may experience legal instability, which may be subject to regulatory and legal challenges, instability or clarity of application of laws, rules and regulations to our business and new technology, which can result in difficulties and instability in obtaining or securing required permits or authorizations. There is no assurance that we will obtain and maintain these permits and authorizations on favorable terms, or that we will be able to obtain them on a timely basis, and we may not be able to complete our projects, start or continue our operations, recover our investment in our projects and may be subject to financial penalties or termination under our customer and other agreements, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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
Our results of operations for the year ended December 31, 2022 and the nine months ended September 30, 2023, include our Montego Bay Facility, Old Harbour Facility, San Juan Facility, certain industrial end-users and our Miami Facility. In addition, we placed a portion of our La Paz Facility into service in 2022, and our revenue and results of operations have begun to be impacted by operations in Mexico, including agreements with certain power generation facilities in Baja California Sur. Our results for 2023 exclude other developments, including our Puerto Sandino Facility, the Barcarena Facility, Santa Catarina Facility and Ireland Facility. Jamaica, Mexico and Puerto Rico have historically experienced economic volatility and the general condition and performance of their economies, over which we have no control, may affect our business, financial condition and results of operations. Jamaica, Mexico and Puerto Rico are subject to acts of terrorism or sabotage and natural disasters, in particular hurricanes, extreme weather conditions, crime and similar other risks which may negatively impact our operations in the region. See “—Risks Related to the Jurisdictions in Which We Operate—We are subject to the economic, political, social and other conditions in the jurisdictions in which we operate.” We may also be affected by trade restrictions, such as tariffs or other trade controls. Additionally, tourism is a significant driver of economic activity in these geographies and directly and indirectly affects local demand for our LNG and therefore our results of operations. Trends in tourism in these geographies are primarily driven by the economic condition of the tourists’ home country or territory, the condition of their destination, and the availability, affordability and desirability of air travel and cruises. Additionally, unexpected factors could reduce tourism at any time, including local or global economic recessions, terrorism, travel restrictions, pandemics, including the COVID-19 pandemic, severe weather or natural disasters. Due to our current lack of asset and geographic diversification, an adverse development at our operating facilities, in the energy industry or in the economic conditions in these geographies, would have a significantly greater impact on our financial condition and operating results than if we maintained more diverse assets and operating areas.

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

A substantial majority of our revenue is dependent upon our LNG sales to third parties. We operate in the highly competitive industry for LNG and face intense competition from independent, technology-driven companies as well as from both major and other independent oil and natural gas companies and utilities, in the various markets in which we operate and many of which have been in operation longer than us. Various factors relating to competition may prevent us from entering into new or replacement customer contracts on economically comparable terms to existing customer contracts, or at all, including, among others:

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

Additionally, we are dependent upon third-party LNG suppliers and shippers and other tankers and facilities to provide delivery options to and from our tankers and energy-related infrastructure. If any third parties were to default on their obligations under our contracts or seek bankruptcy protection, we may not be able to replace such contracts or purchase LNG on the spot market or receive a sufficient quantity of LNG in order to satisfy our delivery obligations under our GSAs, PPAs and SSAs or at favorable terms. Under tanker charters, we will be obligated to make payments for our chartered tankers regardless of use. We may not be able to enter into contracts with purchasers of LNG in quantities equivalent to or greater than the amount of tanker capacity we have purchased, as our vessels may be too small for those obligations. Any such failure to purchase or receive delivery of LNG or natural gas in sufficient quantities could result in our failure to satisfy our obligations to our customers, which could lead to losses, penalties, indemnification and potentially a termination of agreements with our customers. Furthermore, we may seek to litigate any such breaches by our third-party LNG suppliers and shippers. Such legal proceedings may involve claims for substantial amounts of money and we may not be successful in pursing such claims. Even if we are successful, any litigation may be costly and time-consuming. If any such proceedings were to result in an unfavorable outcome, we may not be able to recover our losses (including lost profits) or any damages sustained from our agreements with our customers. See “—General Risks—We are and may be involved in legal proceedings and may experience unfavorable outcomes.” These actions could also expose us to adverse publicity, which might adversely affect our reputation and therefore, our results of operations. Further, if, it could have an adverse effect on our business, operating results, cash flows and liquidity, which could in turn materially and adversely affect our liquidity to make payments on our debt or comply with our financial ratios and other covenants. See “—We have incurred, and may in the future incur, a significant amount of debt.”

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

On an ongoing basis, we engage with lenders and other financial institutions in an effort to improve our liquidity and capital resources. As of December 31, 2022 and September 30, 2023, we had approximately $4.5 billion and $5.5 billion, respectively, aggregate principal amount of indebtedness outstanding on a consolidated basis. The terms and conditions of our indebtedness include restrictive covenants that may limit our ability to operate our business, to incur or refinance our debt, engage in certain transactions, and require us to maintain certain financial ratios, among others, any of which may limit our ability to finance future operations and capital needs, react to changes in our business and in the economy generally, and to pursue business opportunities and activities. If we fail to comply with any of these restrictions or are unable to pay our debt service when due, our debt could be accelerated or cross-accelerated, and we cannot assure you that we will have the ability to repay such accelerated debt. Any such default could also have adverse consequences to our status and reporting requirements, reducing our ability to quickly access the capital markets. Our ability to service our existing and any future debt will depend on our performance and operations, which is subject to factors that are beyond our control and compliance with covenants in the agreements governing such debt. We may incur additional debt to fund our business and strategic initiatives. If we incur additional debt and other obligations, the risks associated with our substantial leverage and the ability to service such debt would increase, which could have a material adverse effect on our business, results of operation and financial condition.

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

We have entered into, and may in the future enter, into joint venture arrangements with third parties in respect of our projects and assets. In August 2022, we established Energos, as a joint venture platform with certain funds or investment vehicles managed by Apollo, for the development of a global marine infrastructure platform, of which we own 20%. As we do not operate the assets owned by these joint ventures, our control over their operations is limited by provisions of the agreements we have entered into with our joint venture partners and by our percentage ownership in such joint ventures. Because we do not control all of the decisions of our joint ventures, it may be difficult or impossible for us to cause the joint venture to take actions that we believe would be in its or the joint venture’s best interests. For example, we cannot unilaterally cause the distribution of cash by our joint ventures. Additionally, as the joint ventures are separate legal entities, any right we may have to receive assets of any joint venture or other payments upon their liquidation or reorganization will be effectively subordinated to the claims of the creditors of that joint venture (including tax authorities, trade creditors and any other third parties that require such subordination, such as lenders and other creditors). Moreover, joint venture arrangements involve various risks and uncertainties, such as our commitment to fund operating and/or capital expenditures, the timing and amount of which we may not control, and our joint venture partners may not satisfy their financial obligations to the joint venture. We have provided and may in the future provide guarantees or other forms of credit support to our joint ventures and/or affiliates. Failure by any of our joint ventures, equity method investees and/or affiliates to service their debt requirements and comply with any provisions contained in their commercial loan agreements, including paying scheduled installments and complying with certain covenants, may lead to an event of default under the related loan agreement. As a result, if our joint ventures, equity method investees and/or affiliates are unable to obtain a waiver or do not have enough cash on hand to repay the outstanding borrowings, the relevant lenders may foreclose their liens on the relevant assets or vessels securing the loans or seek repayment of the loan from us, or both. Either of these possibilities could have a material adverse effect on our business. Further, by virtue of our guarantees with respect to our joint ventures and/or affiliates, this may reduce our ability to gain future credit from certain lenders.

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

Any failure in environmental, social, health and safety performance from our operations may result in an event that causes personal harm or injury to our employees, other persons, and/or the environment, as well as the imposition of injunctive relief and/or penalties or fines for non-compliance with relevant regulatory requirements or litigation. Such a failure, or a similar failure elsewhere in the energy industry (including, in particular, LNG liquefaction, storage, transportation or regasification operations), could generate public concern, which may lead to new laws and/or regulations that would impose more stringent requirements on our operations, have a corresponding impact on our ability to obtain permits and approvals, and otherwise jeopardize our reputation or the reputation of our industry as well as our relationships with relevant regulatory agencies and local communities. As the owner and operator of our facilities and owner or charterer of our vessels, we may be liable, without regard to fault or the lawfulness of the original conduct, for the release of certain types or quantities of hazardous substances into the environment at or from our facilities and for any resulting damage to natural resources, which could result in substantial liabilities, fines and penalties, capital expenditures related to cleanup efforts and pollution control equipment, and restrictions or curtailment of our operations. Any such liabilities, fines and penalties could exceed the limits of our insurance coverage. See “—Our insurance may be insufficient to cover losses that may occur to our property or result from our operations.” Individually or collectively, these developments could adversely impact our ability to expand our business, including into new markets.

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

Moreover, the overall trends are towards more regulations and more stringent requirements which are likely to add to our costs of doing business. For example, IMO regulations, which became applicable on January 1, 2020, limit the sulfur content of fuel oil for ships to 0.5 weight percent starting , thus increasing the cost of fuel and increasing expenses for us. Likewise, the European Union is considering extending its emissions trading scheme to maritime transport to reduce GHG emissions from vessels. We contract with industry leading vessel providers in the LNG market and look for them to take the lead in maintaining compliance with all such requirements, although the terms of our charter agreements may call for us to bear some or all of the associated costs. While we believe we are similarly situated with respect to other companies that charter vessels, we cannot assure you that these requirements will not have a material effect on our business.

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

We conduct business throughout the world, and our business activities and services are subject to various applicable import and export control laws and regulations of the United States and other countries, particularly countries in the Caribbean, Latin America, Europe and the other countries in which we seek to do business. We must also comply with trade and economic sanctions laws, including the U.S. Commerce Department’s Export Administration Regulations and economic and trade sanctions regulations maintained by the U.S. Treasury Department’s Office of Foreign Assets Control. For example, in 2018, U.S. legislation was approved to restrict U.S. aid to Nicaragua and between 2018 and 2022, U.S. and European governmental authorities imposed a number of sanctions against entities and individuals in or associated with the governments of Nicaragua and Venezuela. Following the invasion of Ukraine by Russia in 2022, U.S. and European governmental authorities imposed a number of sanctions against entities and individuals in Russia or connected to Russia, including sanctions specifically targeting the Russian oil and gas industry. Although we take precautions to comply with all such laws and regulations, violations of governmental export control and economic sanctions laws and regulations could result in negative consequences to us, including government investigations, sanctions, criminal or civil fines or penalties, more onerous compliance requirements, loss of authorizations needed to conduct aspects of our international business, reputational harm and other adverse consequences. Moreover, it is possible that we could invest both time and capital into a project involving a counterparty who may become subject to sanctions. If any of our counterparties becomes subject to sanctions as a result of these laws and regulations, changes thereto or otherwise, we may face an array of issues, including, but not limited to, (i) having to suspend our development or operations on a temporary or permanent basis, (ii) being unable to recuperate prior invested time and capital or being subject to lawsuits, or (iii) investigations or regulatory proceedings that could be time-consuming and expensive to respond to and which could lead to criminal or civil fines or penalties.

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

If we are not in compliance with trade and economic sanctions laws and anti-corruption laws and regulations, including the FCPA, we may be subject to costly and intrusive criminal and civil investigations as well as significant potential criminal and civil penalties and other remedial measures, including changes or enhancements to our procedures, policies and controls, the imposition of an independent compliance monitor, as well as potential personnel changes and disciplinary actions. In addition, non-compliance with such laws could constitute a breach of certain covenants in operational or debt agreements, and cross-default provisions in certain of our agreements could mean that an event of default under certain of our commercial agreements could trigger an event of default under our other agreements, including our debt agreements. Any adverse finding against us could also negatively affect our relationship and reputation with current and potential customers. In addition, in certain countries we serve or expect to serve our customers through third-party agents and other intermediaries. Violations of applicable import, export, trade and economic sanctions, and anti-corruption laws and regulations by these third-party agents or intermediaries may also result in adverse consequences and repercussions to us. There can be no assurance that we and our agents and other intermediaries will be in compliance with these provisions in the future. The occurrence of any of these events could have a material adverse impact on our business, results of operations, financial condition, liquidity and future business prospects. The U.S. sanctions and embargo laws and regulations vary in their application, as they do not all apply to the same covered persons or proscribe the same activities, and such sanctions and embargo laws and regulations may be amended or strengthened over time.

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

Some of our employees, particularly those in our Latin American operations, are represented by a labor union and are covered by collective bargaining agreements pursuant to applicable labor legislation. As a result, we are subject to the risk of labor disputes, strikes, work stoppages and other labor-relations matters. We could experience a disruption of our operations or higher ongoing labor costs, which could have a material adverse effect on our operating results and financial condition. Future negotiations with the unions or other certified bargaining representatives could divert management attention and disrupt operations, which may result in increased operating expenses and lower net income. Moreover, future agreements with unionized and non-unionized employees may be on terms that are not as attractive as our current agreements or comparable to agreements entered into by our competitors. Labor unions could also seek to organize some or all of our non-unionized workforce.

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

Affiliates of certain entities controlled by Wesley R. Edens, Randal A. Nardone and affiliates of Fortress Investment Group LLC (“Founder Entities”), together with affiliates of Energy Transition Holdings LLC, hold a majority of the voting power of our stock. In addition, pursuant to the Shareholders’ Agreement, dated as of February 4, 2019, by and among the Company and the respective parties thereto (the “Shareholders’ Agreement”), the Founder Entities currently have the right to nominate a majority of the members of our Board of Directors. Furthermore, the Shareholders’ Agreement provides that the parties thereto will use their respective reasonable efforts (including voting or causing to be voted all of the Company’s voting shares beneficially owned by each) to cause to be elected to the Board, and to cause to continue to be in office the director nominees selected by the Founder Entities. Affiliates of Energy Transition Holdings LLC are parties to the Shareholders’ Agreement and as of September 30, 2023 hold approximately 12.5% of the voting power of our stock. As a result, we are a controlled company within the meaning of the Nasdaq corporate governance standards. Under Nasdaq rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a controlled company and may elect not to comply with certain Nasdaq corporate governance requirements, including the requirements that:

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

As of September 30, 2023, affiliates of the Founder Entities own an aggregate of approximately 87,136,768 shares of Class A common stock, representing approximately 42.5% of our voting power, and affiliates of Energy Transition Holdings LLC, party to the Shareholders' Agreement, own an aggregate of approximately 25,559,846 shares of our Class A common stock, representing approximately 12.5% of the voting power of our Class A common stock. The beneficial ownership of greater than 50% of our voting stock means affiliates of the Founder Entities and Energy Transition Holdings LLC are able to control matters requiring stockholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our Class A common stock will be able to affect the way we are managed or the direction of our business. The interests of these parties with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders, including holders of the Class A common stock.

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
•establishing advance notice provisions for stockholder proposals and nominations for elections to the board of directors to be acted upon at meetings of the stockholders; and
•providing that the board of directors is expressly authorized to adopt, or to alter or repeal certain provisions of our organizational documents to the extent permitted by law.

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

10.36	Second Amendment to Credit Agreement, dated as of February 28, 2022 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2022).

10.37	Third Amendment to Credit Agreement, dated as of May 4, 2022 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2022).

10.38	Fourth Amendment to Credit Agreement, dated as of February 7, 2023 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.39*	Fifth Amendment to Credit Agreement, dated as of September 15, 2023 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent.

10.40	Omnibus Agreement, dated as of April 15, 2021, by and among the Company, GLNG and certain other parties thereto (incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2021).

10.41	Indemnity Agreement, dated as of April 15, 2021, by and among the Company, GLNG, and certain affiliates of Stonepeak (incorporated by reference to Exhibit 10.31 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2021).

10.42	Omnibus Agreement, dated as of April 15, 2021, by and among the Company, GMLP, GLNG and certain parties thereto (incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2021).

10.43	Tax Indemnification Agreement, dated as of April 15, 2021, by and between NFE International and GLNG (incorporated by reference to Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2021).

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

10.47	Incremental Joinder Agreement Regarding to Uncommitted Letter of Credit and Reimbursement Agreement, dated February 6, 2023, by and among New Fortress Energy Inc., the guarantors party thereto, Natixis, New York Branch, as Administrative Agent and as Issuing Bank, Credit Agricole Corporate and Investment Bank, as Issuing Bank, and Sumitomo Mitsui Banking Corporation, as Issuing Bank (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.48	Underwriting Agreement, dated December 14, 2022, by and among New Fortress Energy Inc., Energy Transition Holdings LLC and J.P. Morgan Securities LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 16, 2022).

10.49*	Credit Agreement, dated as of August 3, 2023, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as lead arranger and bookrunner.

31.1*	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101
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

Date: November 9, 2023

	By:	/s/ Wesley R. Edens

	Name:	Wesley R. Edens

	Title:	Chief Executive Officer and Chairman

(Principal Executive Officer)
Date: November 9, 2023

	By:	/s/ Christopher S. Guinta

	Name:	Christopher S. Guinta

	Title:	Chief Financial Officer

(Principal Financial Officer)
Date: November 9, 2023

	By:	/s/ Yunyoung Shin

	Name:	Yunyoung Shin

	Title:	Chief Accounting Officer

(Principal Accounting Officer)