Form 10-K
period 2023-12-31
New Fortress Energy Inc.
filed 2024-02-29
CIK 1749723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2023
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the closing price of the Class A common stock on the Nasdaq Global Select Market, was $2,776.0 million.
At February 26, 2024, the registrant had 205,033,557 shares of Class A common stock outstanding.
Documents Incorporated by Reference:
Portions of the registrant’s definitive proxy statement for the registrant’s 2024 annual meeting, to be filed within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Parts II and III of this Annual Report on Form 10-K.

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

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the year ended December 31, 2023 (this “Annual Report”) contains forward-looking statements regarding, among other things, our plans, strategies, prospects and projections, both business and financial. All statements contained in this Annual Report other than historical information are forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance or our projected business results. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “targets,” “potential” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:
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
•any future pandemic or any other major health and safety incident;

•increased labor costs, disputes or strikes, and the unavailability of skilled workers or our failure to attract and retain qualified personnel;
•the tax treatment of, or changes in tax laws applicable to, us or our business or of an investment in our Class A common stock; and
•other risks described in the “Risk Factors” section of this Annual Report.
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
Overview
We are a global energy infrastructure company founded to help address energy poverty and accelerate the world's transition to reliable, affordable and clean energy. We own and operate natural gas and liquefied natural gas ("LNG") infrastructure, and an integrated fleet of ships and logistics assets to rapidly deliver turnkey energy solutions to global markets; additionally, we have expanded our focus to building our modular LNG manufacturing business. Our near-term mission is to provide modern infrastructure solutions to create cleaner, reliable energy while generating a positive economic impact worldwide. Our long-term mission is to become one of the world’s leading companies providing power free from carbon emissions by leveraging our global portfolio of integrated energy infrastructure. We discuss this important goal in more detail below under “Sustainability—Toward a Low Carbon Future.”
We deliver targeted energy solutions by employing an integrated LNG supply and delivery model:
LNG and Natural Gas Supply and Liquefaction – We supply LNG and natural gas to our own power plants and to our customers. We typically supply LNG and natural gas regasified from LNG to our customers by entering into long-term supply contracts, which are generally based on an index such as Henry Hub plus a fixed fee component. We acquire our LNG from third party suppliers in open market purchases and long-term supply agreements; we also manufacture LNG at our liquefaction and storage facility in Miami, Florida (the “Miami Facility”). Beginning in 2024, we expect to deploy our first offshore liquefaction facility, "Fast LNG" or "FLNG," to provide a source of low-cost supply of LNG.
Shipping – We lease, own or operate a fleet of seven regasification units (“FSRUs”) and 13 liquefied natural gas carriers (“LNGCs”) and floating storage units (“FSUs”). Ten vessels are owned by our joint venture affiliate, Energos Infrastructure ("Energos"). We also charter vessels to and from third parties as well as from Energos.
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
We currently conduct our operations at the following facilities:
•our LNG storage and regasification facility at the Port of Montego Bay, Jamaica (the “Montego Bay Facility”),
•our marine LNG storage and regasification facility in Old Harbour, Jamaica (the “Old Harbour Facility”, together with the Montego Bay Facility, the “Jamaica Facilities”),

•our dual-fired combined heat and power ("CHP") facility in Clarendon, Jamaica (the "CHP Plant"),
•our landed micro-fuel handling facility in San Juan, Puerto Rico (the “San Juan Facility”),
•our LNG receiving facility (the “La Paz Facility”) and gas-fired power plant (the "La Paz Power Plant") at the Port of Pichilingue in Baja California Sur, Mexico, and
•our Miami Facility.
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
Our Facilities
We look to build facilities in locations where the need for natural gas is significant. We design and construct natural gas and power facilities to meet the supply and demand specifications of our current and potential future customers in an applicable region. In these markets, we first seek to identify and establish “beachhead” target markets for the sale of LNG, natural gas or natural gas-fired power, and we then seek to supply natural gas or power under long-term downstream contracts. Finally, our goal is to expand within the market and supply natural gas or power to additional industrial and transportation customers.
Our facilities position us to acquire and supply LNG to customers and natural gas-fired power in a number of attractive markets around the world. Downstream, we have thirteen facilities that are either operational or under active development. We currently have four operational LNG terminal facilities and four under active development, as well as two operational power plant facilities and three power plant facilities under active development, as described below. Our LNG facilities currently operating or under development are expected to be capable of receiving up to one million MMBtu from LNG per day depending upon the needs of our customers and potential demand in the region.
Set forth below is additional detail regarding each of our LNG and power facilities:
Montego Bay, Jamaica – Our Montego Bay Facility commenced commercial operations in October 2016. The Montego Bay Facility is capable of processing up to 60,000 MMBtu from LNG per day and features approximately 7,000 cubic meters of onsite storage. It supplies natural gas to the 145MW power plant (the “Bogue Power Plant”) operated by Jamaica Public Service Company Limited (“JPS”) pursuant to a long-term contract for natural gas equivalent to approximately 25,000 MMBtu from LNG per day. The Montego Bay Facility also supplies numerous on-island industrial users with natural gas or LNG pursuant to offtake contracts of various durations. We have total aggregate contracted volumes of approximately 29,000 MMBtu from LNG per day at our Montego Bay Facility with a weighted average remaining contract length of 16 years as of December 31, 2023. We have the ability to service other potential customers with the excess capacity of the Montego Bay Facility, and we are seeking to enter into long-term contracts with new customers for such purposes.
Old Harbour, Jamaica – Our Old Harbour Facility commenced commercial operations in June 2019. The Old Harbour Facility is an offshore facility with storage and regasification equipment provided via FSRU. The offshore design eliminates the need for onshore infrastructure and storage tanks. It is capable of processing up to 750,000 MMBtu from LNG per day. The Old Harbour Facility is supplying gas to a 190MW gas-fired power plant (the “Old Harbour Power Plant”) owned and operated by South Jamaica Power Company Limited (“SJPC”) pursuant to a long-term contract for natural gas equivalent to approximately 30,000 MMBtu from LNG per day, and back-up ADO, for 20 years.
The Old Harbour Facility is also supplying gas to our 100MW CHP Plant, which we constructed, and which commenced commercial operations in March 2020. The CHP Plant is fueled by natural gas, with the ability to run on ADO as a backup fuel source. We have executed a suite of agreements in connection with the CHP Plant, including a 20-year agreement to supply steam to an alumina refinery joint venture between affiliates of Century Aluminum Company, and the Government of Jamaica, and we have a 20-year agreement to supply electricity to JPS.
We have total aggregate contracted volumes of approximately 58,000 MMBtu from LNG per day at our Old Harbour Facility with a weighted average contract length of 16 years as of December 31, 2023. We have the ability to service other potential customers with the excess capacity of the Old Harbour Facility, and we are seeking to enter into long-term contracts with new customers for such purposes.
San Juan, Puerto Rico – Our San Juan Facility became fully operational in July 2020. It is designed as a landed micro-fuel handling facility located in the Port of San Juan, Puerto Rico. The San Juan Facility has multiple truck loading bays to provide LNG to on-island industrial users. The San Juan Facility is near the Puerto Rico Electric Power Authority ("PREPA") San Juan Power Plant and serves as our supply hub for the PREPA San Juan Power Plant and other industrial end-user customers in Puerto Rico.
In the first and second quarters of 2023, we entered into agreements with Weston Solutions, Inc. ("Weston") for the installation and operation of approximately 350MW of power to be generated at the Palo Seco Power Plant and San Juan Power Plant in Puerto Rico as well as the supply of natural gas and ADO. Weston has been contracted by the U.S. Army Corps of Engineers to support the island’s grid stabilization project with additional power capacity to enable maintenance and repair work on Puerto Rico’s power system and grid. We commissioned 150MW of duel-fuel power generation using our gas supply in May 2023, and the remaining 200MW was commissioned in September 2023.
In the first quarter of 2023, our wholly-owned subsidiary, Genera PR LLC ("Genera"), was awarded a 10-year contract for the operation and maintenance of PREPA’s thermal generation assets with the goal of reducing costs and improving reliability of power generation in Puerto Rico. We receive an annual management fee and are eligible for performance-based incentive fees, beginning after the service period under the contract commenced on July 1, 2023.
La Paz, Baja California Sur, Mexico – Our La Paz Facility commenced operations in the fourth quarter of 2021. It is an LNG receiving facility located at the Port of Pichilingue in Baja California Sur, Mexico, receiving LNG via ISO containers on an offshore supply vehicle from a nearby vessel. In March 2021, we entered into a gas sales agreement with CFEnergia ("CFE"), a subsidiary of Federal Electricity Commission (Comisión Federal de Electricidad), Mexico’s power utility, for the supply of natural gas to power plants located at Punta Prieta and Coromuel in the State of Baja California Sur ("CFE Plants"), and in the fourth quarter of 2022, we reached an agreement to expand and extend our supply of natural gas to multiple CFE power generation facilities in Baja California Sur. Under an amended gas sales agreement with CFE, we expect to sell approximately 38,000 MMBtu from LNG per day.
The La Paz Facility also supplies our gas-fired power units located adjacent to the La Paz Facility (the “La Paz Power Plant”) and could have a maximum capacity of up to 135MW of power. We placed the La Paz Power Plant into service in the third quarter of 2023.
Puerto Sandino, Nicaragua – We are developing an offshore liquefied natural gas receiving and storage facility off the coast of Puerto Sandino, Nicaragua, as well as an onshore regasification facility (the “Puerto Sandino Facility”). The Puerto Sandino Facility is expected to supply gas to our new approximately 300MW natural gas-fired power plant in Puerto Sandino, Nicaragua (the “Nicaragua Power Plant”) that we will own and operate. We have entered into a 25-year power purchase agreement with Nicaragua’s electricity distribution companies. We expect to utilize approximately 57,000 MMBtu from LNG per day to provide natural gas to the Puerto Sandino Power Plant in connection with the 25-year power purchase agreement. As part of our long-term partnership with the local utility, we are evaluating solutions to optimize power generation efficiency and allow for additional electrical capacity in a market that is underserved. We expect to complete this optimization in 2024.
Barcarena, Brazil – Our terminal in the State of Pará, Brazil (the “Barcarena Facility”) consists of an FSRU and associated infrastructure, including mooring and offshore and onshore pipelines. The Barcarena Facility is capable of processing over one million MMBtu from LNG per day and storing up to 160,000 cubic meters of LNG. We have entered into a 15-year gas supply agreement with a subsidiary of Norsk Hydro ASA for the supply of natural gas to the Alunorte Alumina Refinery in Pará, Brazil, through our Barcarena Facility. We substantially completed our Barcarena Facility in 2022 and expect to commence operations, including delivery to the Alunorte Alumina Refinery in the first half of 2024.
The Barcarena Facility will also supply our new 630MW combined cycle thermal power plant to be located in Pará, Brazil (the “Barcarena Power Plant”). The power plant is fully contracted under multiple 25-year power purchase agreements to supply electricity to the national electricity grid. Construction of the Barcarena Power Plant was greater than 43% complete as of December 31, 2023. We expect to complete the Barcarena Power Plant and begin delivering power to nine committed offtakers for 25 years beginning in 2025.

In the fourth quarter of 2023, we entered into an agreement to acquire a 1.6GW PPA in exchange for newly issued 5% NFE redeemable Series A Convertible Preferred Stock (the "Series A Convertible Preferred Stock"), closing of which remains subject to customary closing conditions, including regulatory approval for the transfer of the PPA (the “Barcarena PPA Exchange”). NFE has applied to transfer the 1.6 GW PPA to a site owned by NFE that is adjacent to the Barcarena Facility, where NFE will build a power plant to supply the PPA using gas from the Barcarena Facility. We expect to begin delivering electricity under the acquired PPA in July 2026.
Santa Catarina, Brazil – Our facility in Santa Catarina, Brazil (the “Santa Catarina Facility” and, together with the Barcarena Facility, the "Brazil Facilities") is located on the southern coast of Brazil and consists of an FSRU with a processing capacity of approximately 500,000 MMBtu from LNG per day and LNG storage capacity of up to 138,000 cubic meters. We are developing a 33-kilometer, 20-inch pipeline that will connect the Santa Catarina Facility to the existing inland Transportadora Brasileira Gasoduto Bolivia-Brasil S.A. (“TBG”) pipeline via an interconnection point in the municipality of Garuva. The Santa Catarina Facility and associated pipeline are expected to have a total addressable market of 15 million cubic meters per day. We expect to complete our Santa Catarina Facility and commence operations in the first half of 2024.
Shannon, Ireland – We intend to develop and operate an LNG facility (the “Ireland Facility” and, together with the Jamaica Facilities, the San Juan Facility, the Brazil Facilities, the La Paz Facility and the Puerto Sandino Facility, our “LNG Facilities”) and a power plant on the Shannon Estuary, near Tarbert, Ireland (the “Ireland Power Plant” and, together with the CHP Plant, La Paz Power Plant, Nicaragua Power Plant, Barcarena Power Plant, the “Power Plants,” and together with the LNG Facilities, the “Facilities”). In April 2023, we were awarded a capacity contract for the development of a power plant for approximately 353 MW of electricity generation with a duration of ten years as part of the auction process operated by Ireland’s Transmission System Operator. The power plant is required to be operational by October 2026. In the third quarter of 2023, An Bord Pleanála, Ireland's planning commission, denied our application for the development of an LNG terminal and power plant. We are challenging this decision. The continued development of this project is uncertain and there are multiple risks, including regulatory risks, that could preclude the development of this project.
ZeroParks - In 2020, we formed our Zero division to develop and operate facilities that produce clean hydrogen in an environmentally sustainable manner, and to invest in emerging technologies that enable the production of clean hydrogen to be more efficient and scalable. Our business plan is to build a portfolio of clean hydrogen production sites, each referred to as a ZeroPark, in key regions throughout the United States, utilizing the most efficient and reliable electrolyzer technologies.
Our first clean hydrogen project, known as ZeroPark I, is located in Beaumont, Texas. The ZeroPark I facility is sited within a 10-mile radius of the two largest refineries in the western hemisphere and numerous petrochemical manufacturers, many of which require significant amounts of hydrogen for their businesses. ZeroPark I, as planned, could use up to 200 MW of power, constructed in two distinct phases, each using 100 MW of electrolysis technology. In total, ZeroPark I is expected to produce up to 86,000 kg of clean hydrogen per day, or approximately 31,000 TPA. We have commenced design, engineering and permitting for ZeroPark I and expect to commence operations on the first phase in the first half of 2025. Additionally, we have secured a binding offtake commitment for the clean hydrogen produced at ZeroPark I. Once completed, we expect our Beaumont Facility to be the largest green hydrogen plant in the United States.
LNG Supply
NFE provides reliable, affordable and clean energy supplies to customers around the world that we plan to satisfy through the following sources: 1) our current contractual supply commitments; 2) additional LNG supply contracts expected to commence in 2027 through 2029; 3) our Miami Facility; and 4) our own Fast LNG production. We have secured commitments to purchase and receive physical delivery of LNG volumes for 100% of our committed volumes for each of our downstream terminals inclusive of our Montego Bay Facility, Old Harbour Facility, San Juan Facility, La Paz Facility, Puerto Sandino Facility, Barcarena Facility and Santa Catarina Facility. Additionally, we have a binding contract for LNG volumes from a U.S. LNG facility with a 20-year term, that is expected to commence in 2027 and another 20 year contract with a separate U.S. facility, subject to that facility's FID, expected to commence in 2029. Finally, we plan to commence production from our own Fast LNG facilities in 2024. We plan to expand that capacity when additional Fast LNG units come online.
Geopolitical events have substantially impacted and may continue to impact the natural gas and LNG markets, which have experienced significant volatility in recent years. The majority of our LNG supply contracts are based on a natural gas-based index, Henry Hub, plus a contractual spread. We limit our exposure to fluctuations in natural gas prices as our pricing in contracts with customers is largely based on the Henry Hub index price plus a fixed fee component. Additionally, with our own Fast LNG production, we plan to further mitigate our exposure to variability in LNG prices, and our long-term strategy is to sell substantially all cargos produced to customers on a long-term, take-or-pay basis through our downstream terminals.
Liquefaction Assets
We constructed the Miami Facility, which commenced full commercial operations in 2016. The Miami Facility has one liquefaction train with liquefaction production capacity of approximately 8,300 MMBtu from LNG per day. The Miami Facility also has three LNG storage tanks with total capacity of approximately 1,000 cubic meters. The Miami Facility also includes two separate LNG transfer areas capable of serving both truck and rail.
Fast LNG (FLNG)
We are currently developing multiple modular liquefaction facilities to provide a source of low-cost supply of LNG to customers around the world. We have designed and are constructing liquefaction facilities for our growing customer base that we believe are both faster and more economical to construct than many traditional liquefaction solutions. Our first “Fast LNG,” or “FLNG,” design pairs advancements in modular, midsize liquefaction technology with jack up rigs, semi-submersible rigs or similar marine floating infrastructure to enable a lower cost and faster deployment schedule than other greenfield alternatives. Semi-permanently moored floating storage unit(s) will provide LNG storage alongside the floating liquefaction infrastructure, which can be deployed anywhere there is abundant and stranded natural gas. We are also in discussions with CFE to utilize our FLNG design in an onshore application.
Fast LNG is anchored by key benefits over conventional liquefaction projects. In particular, we believe installing modular equipment in a shipyard will meaningfully expedite timelines. In addition, placing solutions offshore provides greater access to natural gas and optimized marine logistics.
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
Our initial Fast LNG unit was constructed at the Kiewit Offshore Services shipyard near Corpus Christi, Texas and our new projects are being constructed there as well. The Kiewit facility specializes in the fabrication and integration of offshore projects. In partnership with Kiewit, we believe we have established an efficient and repeatable process to reduce cost and time to build incremental liquefaction capacity. Our first Fast LNG unit has been deployed offshore in Altamira, Mexico, and we expect to deploy additional units over the next two years.
Our Shipping Assets
Our shipping assets include: Floating Storage and Regasification Units ("FSRUs"), Floating Storage Units ("FSUs") and LNG carriers ("LNGCs"), which are either leased to customers under long-term or spot arrangements or commercially operated by us. FSRUs provide offshore storage and regasification capabilities and are generally less costly and substantially faster to deploy compared to the construction and development of land-based LNG regasification and storage facilities. FSUs are floating storage assets, which often provide storage for LNG but are also capable of transporting LNG when required. LNGC's are vessels that transport LNG and are compatible with many LNG loading and receiving terminals globally.
Our shipping assets are included in our two operating segments, Ships and Terminals and Infrastructure. Vessels currently chartered to third parties are included in our Ships segment, and vessels we operate at our Facilities are included in our Terminals and Infrastructure segment. At the expiration of third-party charters of vessels owned by Energos, a joint venture that we formed in 2022 and describe in more detail below, we charter these vessels for our own use through the periods described below in various capacities. We exclude these vessels from our Ships segment and include them in our Terminals and Infrastructure segment once we begin to use the vessels for our own operational purposes. We maintain flexibility to deploy vessels in our Terminals and Infrastructure segment as needed to operate our LNG supply chain and serve our downstream customers.

In August 2022, we completed a transaction (the “Energos Formation Transaction”) with an affiliate of Apollo Global Management, Inc., pursuant to which we transferred ownership of 11 vessels, including six FSRUs, three FSUs and two LNGCs, to Energos in exchange for approximately $1.85 billion in cash and a 20% equity interest in Energos. In connection with the Energos Formation Transaction, we entered into long-term time charter agreements for periods of up to 20 years in respect of ten of the Energos vessels, the terms of which will commence upon the expiration of each vessel’s existing third-party charter. As a result of this arrangement, when existing third-party charters expire between April 2023 and August 2027, those vessels will then be chartered to us by Energos for up to 20-year terms expiring between December 2027 and August 2042. In February 2024, we sold substantially all of our stake in Energos to our joint venture partner.
Set forth below are tables containing additional detail regarding each vessel in our operating segments:
Ships Segment:

Name	Type	Capacity (cubic meters of LNG)	Owner	Contract Type	Location
Energos Igloo	FSRU	170,000	Energos	Lease	The Netherlands
Energos Eskimo	FSRU	161,000	Energos	Lease	Kingdom of Jordan
Energos Maria	LNGC / FSU	146,000	Energos	Lease	Various
Mazo[1]	LNGC / FSU	137,000	60% NFE / 40% CPC	Owned	Various
Nusantara Regas Satu	FSRU	125,000	Energos	Lease	Indonesia
1 In December 2023, we entered into an agreement to sell the vessel, Mazo, for $22.4 million; the sale closed in the first quarter of 2024.
Terminals and Infrastructure Segment:

Name	Type	Capacity (cubic meters of LNG)	Owner	Contract Type	Location
Orion Sea	LNGC / FSU	174,000	JP Morgan	Lease	Various
Cobia LNG	LNGC / FSU	174,000	Cheniere / TMS Cardiff Gas	Lease	Various
Hoegh Gallant	FSRU	170,000	Hoegh LNG	Lease	Jamaica
Energos Celsius	FSRU	161,000	Energos	Lease	Brazil
NFE Penguin	LNGC / FSU	161,000	Energos	Lease	Mexico
Gaslog Singapore	LNGC / FSU	155,000	Gaslog	Lease	Various
Energos Grand	LNGC / FSU	146,000	Energos	Lease	Mexico
Energos Winter	FSRU	138,000	Energos	Lease	Brazil
Energos Princess	LNGC / FSU	138,000	Energos	Lease	Various
Energos Freeze	FSRU	126,000	Energos	Lease	Various
Coral Encanto	LNGC / FSU	30,000	Anthony Veder	Lease	Various
CNTIC Vpower Global	LNGC / FSU	28,000	CNTIC Vpower Holdings	Lease	Various
Titan Unikum	LNGC / FSU	12,000	Titan LNG	Lease	Various
Avenir Accolade	LNGC / FSU	7,500	Avenir	Lease	Various
Coral Anthelia	LNGC / FSU	6,500	Anthony Veder	Lease	Various
We also lease, own and operate various operating service vessels, tugboats and other vessels to support our global operations.
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
We continue to have significant concentrations in revenue. Revenue from two customers constituted 47% of total revenue in 2023; no other customers comprised more than 10% of our revenue. For the year ended December 31, 2022, revenue from two significant customers constituted 42% of our total revenue. For the year ended December 31, 2021, revenue from three significant customers constituted 48% of our total revenue.
We have several contracts with government-affiliated entities in the countries in which we operate. In Jamaica, we have gas sales agreements with JPS and SJPC, which have remaining terms of approximately 15 and 16 years, respectively, with mutual options to extend, subject to certain conditions. The Jamaica gas sales agreements represent approximately 50% of Jamaica’s installed power capacity and sales of approximately 79,000 MMBtu from LNG per day at full commercial operations. The aggregate minimum quantities we are required to deliver, and our counterparties are required to purchase, under the Jamaica gas sales agreements initially, total approximately 56,000 MMBtu per day.
In Puerto Rico, we have entered into a fuel sale and purchase agreement with PREPA, pursuant to which we expect PREPA to purchase approximately 68,000 MMBtu from LNG per day in connection with the operation of both Units 5 and 6 of the PREPA San Juan Power Plant. Additionally, starting in 2023 and continuing through the 10-year contractual term, Genera operates and maintains PREPA's thermal generation assets. We receive an annual management fee and are eligible for performance-based incentive fees.
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
The DOE issued an order authorizing us, through our subsidiary, NFEnergía LLC, to import LNG from various international sources by vessel at our San Juan Facility up to a total volume equivalent to 80 Bcf of natural gas over the two-year period beginning March 26, 2020 which we did in 2022 and will start the process of renewing it again in 2024. NFEnergía LLC must renew its authorization every two years. Imports of LNG are deemed to be consistent with the public interest under Section 3 of the Natural Gas Act (“NGA”) and applications for such imports must be granted without modification or delay.
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
On July 18, 2023, we filed for an amendment to the March 19, 2021 and July 15, 2021 FERC orders allowing the continued operation of the San Juan Facility during the pendency of the formal application to allow us to construct and interconnect 220 feet of incremental 10-inch pipeline needed to supply natural gas for temporary power generation solicited through the Puerto Rico Power Stabilization Task Force. On July 31, 2023, FERC issued an order stating that it would not take action to prevent the construction and operation of the pipeline and interconnect and on January 30, 2024, FERC reaffirmed the order allowing the construction and operation to continue.
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
In December 2019, PHMSA granted a special permit to one of our subsidiaries to ship LNG by rail, which would allow us to transport the LNG produced by the Pennsylvania Facility to a port for transloading onto marine vessels. . This special permit expired on November 30, 2021, at which time our subsidiary applied for its renewal. On April 24, 2023, PHMSA issued a decision denying this special permit renewal request. On July 24, 2020, PHMSA issued a final rule authorizing the nationwide transportation of LNG by rail in DOT–113C120W specification rail tank cars, subject to all applicable requirements and certain additional operational controls. The appeal period for the special permit has expired. However, in November 2021, PHMSA issued a proposed rule to rescind the final rule authorizing nationwide transportation. In September 2023, DOT promulgated a rule that suspends authorization of LNG transportation by rail pending the earlier of either completion of a rulemaking evaluating potential modifications to requirements governing tank car transportation of LNG under the Hazardous Materials Regulations at 49 C.F.R. Parts 171-180 or by June 30, 2025, whichever is earlier. We have the ability to transport LNG from our Pennsylvania Facility via truck, and this logistical solution is available to us should we be unable to transport by rail.
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
Environmental Regulation in Mexico
Mexican law comprehensively regulates all aspects of the receipt, delivery, importation, exportation, storage commercialization, liquefaction, and regasification of LNG as well as the generation and transmission of electricity in Mexico. Various federal agencies in Mexico regulate these activities including, among others, Ministry of Energy, Ministry of the Navy, the Department of Environment and Natural Resources, Ministry of Infrastructure, Communication and Transportation, the Energy Regulatory Commission, and the Agency for Safety, Energy & Environment, which issues permits for all activities performed by or in connection with the Mexican hydrocarbon sector. State and local agencies also regulate these activities, issuing permits and authorizing the use of property for such purposes. In order to be able to obtain various permits for construction and operations under Mexican law, the project must first complete environmental and social impact assessments according to the requirements of Mexican law. Each such impact assessment is subject to further evaluation and appeal. Moreover, all hydrocarbon projects must include an environmental risk assessment, which derives from a thorough risk analysis before each different stage, in order to identify potential design and operational hazards. Mexican law allows the governmental entities and, in certain cases, individuals to pursue claims against violators of environmental laws or permits issued pursuant to such laws.
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
Environmental Regulation in Brazil
Our operations in Brazil are governed by various environmental laws and regulations. These laws and regulations cover social and environmental impacts, air emissions, discharges and treatment of residues, and emergency response, among others. According to Brazilian environmental legislation, the environmental licensing for energy generation activities must follow three stages: a Preliminary License that authorizes the design of the project and the location of the enterprise, an Installation License that authorizes the start of the implementation activities and, an Operating License, which authorizes the actual start of the activity. At each stage, specific environmental plans and studies are required to assess and mitigate the impacts on the environment. In addition, other authorizations may be required by environmental authorities on a local (municipal), state and federal level, including, but not limited to, permits to suppress vegetation, authorization for fauna management, and permission to address and/or otherwise mitigate impacts on affected communities, and others.
Environmental Regulation in Puerto Rico
Our operations in Puerto Rico are subject to various Puerto Rico laws and regulations relating to the protection of the environment, natural resources and human health. Puerto Rico has enacted a number of different statutes and regulations in order to implement the requirements of federal environmental laws on operations on the island. Environmental statutes and regulations are largely implemented by the Puerto Rico Department of Environment and Natural Resources. As part of its operations, our San Juan Facility is required to comply with Clean Water Act requirements for stormwater and Clean Air Act requirements for facility emission sources. These laws and their related regulations require permits for the operation of the facilities and the implementation of mitigation measures to address environmental impacts of facility operations. Additionally, our operations in Puerto Rico are subject to regulation by the Department of Transportation and Public Works (“DTOP”). DTOP has been delegated authority from DOT to regulate both the distribution of natural gas through road transportation and facilities that operate natural gas pipelines. All deliveries of LNG by truck in Puerto Rico are subject to federal requirements for the ISO containers that hold the LNG and for the transport of the LNG by truck. Any expansion or increased stringency of these requirements may increase compliance costs for our operations in Puerto Rico.

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
We contract with leading vessel providers in the LNG industry and look to them to ensure that each of our chartered vessels is in compliance with applicable international and in-country requirements. Nevertheless, the IMO continues to review and introduce new regulations and we cannot with any certainty predict what additional regulations, if any, may be passed by the IMO and what effect, if any, such regulation may have on our operations.

Import and Export Control Laws and Regulations

We conduct business throughout the world, and our business activities and services are subject to various applicable import and export control laws and regulations of the United States and other countries, particularly countries in the Caribbean, Latin America, Europe and the other countries in which we seek to do business. We must also comply with trade and economic sanctions laws, including the U.S. Commerce Department’s Export Administration Regulations and economic and trade sanctions regulations maintained by the U.S. Treasury Department’s Office of Foreign Assets Control. For example, in 2018, U.S. legislation was approved to restrict U.S. aid to Nicaragua and between 2018 and 2022, U.S. and European governmental authorities imposed a number of sanctions against entities and individuals in or associated with the governments of Nicaragua and Venezuela. Following the invasion of Ukraine by Russia in 2022, U.S. European, U.K. and other governmental authorities imposed a number of sanctions against entities and individuals in Russia or connected to Russia, including sanctions specifically targeting the Russian oil and gas industry. Violations of governmental export control and economic sanctions laws and regulations could result in negative consequences to us, including government investigations, sanctions, criminal or civil fines or penalties, more onerous compliance requirements, loss of authorizations needed to conduct aspects of our international business, reputational harm and other adverse consequences. Moreover, it is possible that we could invest both time and capital into a project involving a counterparty who may become subject to sanctions. If any of our counterparties becomes subject to sanctions as a result of these laws and regulations, changes thereto or otherwise, we may face an array of issues, including, but not limited to, (i) having to suspend our development or operations on a temporary or permanent basis, (ii) being unable to recuperate prior invested time and capital or being subject to lawsuits, or (iii) investigations or regulatory proceedings that could be time-consuming and expensive to respond to and which could lead to criminal or civil fines or penalties.

Anti-corruption Laws and Regulations
We are also subject to anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act and local anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits. Some of the jurisdictions in which we currently operate present heightened risks for FCPA issues, such as Nicaragua,

Jamaica, Brazil and Mexico. Furthermore, our strategy has been, and continues to be, dependent in part on our ability to expand our operations in additional emerging markets, including in Latin America, Asia and Africa. Efforts to expand our operations in these markets could expose us to additional risks related to anti-corruption laws and regulations. Although we have adopted policies and procedures that are designed to assist us, our officers, directors, employees and other intermediaries in complying with the FCPA and other anti-corruption laws and regulations, developing and implementing policies and procedures is a complex endeavor, particularly given the high level of complexity of these laws and regulations. There is no assurance that these policies and procedures have or will work effectively all of the time or protect us against liability under anti-corruption laws and regulations, including the FCPA, for actions taken by our officers, directors, employees and other intermediaries with respect to our business or any businesses that we may acquire, particularly in high risk jurisdictions.

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
Our Insurance Coverage
We maintain customary insurance coverage for our business and operations. Our domestic insurance related to property, equipment, automobile, general liability and workers’ compensation is provided through policies customary for the business and exposures presented, subject to deductibles typical in the industry. Internationally, we also maintain insurance, including policies related to property, equipment, automobile, marine, pollution liability, general liability and the portion of workers’ compensation not covered under a governmental program.
We maintain property insurance, including named windstorm and flood, related to the operation of the Miami Facility, San Juan Facility, the La Paz Facility, and the Jamaica Facilities and builders risk insurance at our Facilities under development.
Human Capital
We had 677 NFE full-time employees and 713 Genera full-time employees as of December 31, 2023. We depend upon our skilled workforce to manage, operate and plan for our business. Recruitment and retention of talent across our company enables growth and innovation across a multitude of corporate initiatives, and this is one of our top priorities.
Our Human Resources team oversees human capital management, including talent attraction and retention, compensation and bonuses, employee relations, employee engagement and training and development in the various countries in which we operate.
Diversity and Inclusion
Our employees are critical to the success of our business. We value the diversity of our workplace and are committed to maintaining culture where our employees feel valued, welcomed and can thrive. We are subject to various federal, state and local laws related to labor and employment, including matters related to workplace discrimination, harassment and unlawful retaliation in the jurisdictions in which we operate. We have developed and published our Code of Business Conduct, which sets out a guideline in connection with these matters and reflects our high expectations for an ethical workplace where employees are treated with dignity and respect. Because labor and employment laws and regulations can differ among the jurisdictions in which we operate, our Code of Business Conduct operates as a guideline for practices, but does not cover every legal aspect in each of our locations.
We are advancing our commitments to diversity and inclusion through the following actions, among others:
•collecting and analyzing diversity data;
•conducting harassment trainings; and
•expanding employee benefits to include additional health programs such as mental health support and medical concierge services.
Employee Health, Safety and Wellness
We are subject to various health, safety, and environmental laws and regulations in the jurisdictions in which we operate. We have developed and published a Health, Safety, Security and Environment (HSSE) Strategic Framework, which sets out a guideline in connection with risk management, education/training, emergency response, incident management, performance measurement and other key programmatic drivers. Because health, safety, and environmental laws and regulations can differ among the jurisdictions in which we operate, our HSSE Strategic Framework operates as a guideline for practices, but is not binding or required. We also have developed and published a contractor safety management handbook for our contractors.
For the year ended December 31, 2023, we achieved zero employee recordable incidents, lost time incidents or fatalities across our operating sites.
Property
We lease space for our offices in New York, New York, Houston, Texas, Rio de Janeiro, Brazil, Mexico City, Mexico and San Juan, Puerto Rico, and in other regions in which we operate. We own the properties on which our Pennsylvania Facility will be located. Additionally, the properties on which our Facilities, including the CHP Plant and Miami Facility are located are generally subject to long-term leases and rights-of-way. Our leased properties are subject to various lease terms and expirations.
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
Protect and Preserve the Environment
We are committed to our goal to protect and preserve the environment, and we progress this goal by providing cleaner energy solutions around the world. With our projects, we strive to reduce carbon emissions and increase energy efficiency. By helping our customers convert from traditional fuels such as oil or coal to LNG as their energy source, we seek to reduce air-polluting emissions of nitrogen oxide (NOx), carbon dioxide (CO2), sulfur oxide (SOx), and fine particulate matter, among others. Moreover, we believe that the use of LNG as a complement to renewable power options is helping the transition to a sustainably-sourced energy future.

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
Invest in Communities
We are committed to our goal to improve lives and support people, especially in the communities where we operate. For example, through our New Fortress Energy Foundation, we seek to strengthen our communities by (i) investing in education to help support the next generation of leaders; (ii) providing industry training programs to help create and sustain a well-equipped workforce; and (iii) giving financially to community causes that enhance quality of life, including reducing poverty, hunger, and inequities. For the year-ended December 31, 2022, we:
•Created 226 jobs with local hires accounting for 89% of new and replacement hires in non-U.S. operating locations;
•Awarded 284 scholarships across five universities in Jamaica and Puerto Rico and covered tuition and exam fees for 100 students in Jamaica;
•Engaged 167 engineering students in tours, internships, and webinars, educating them in LNG and marine transport technology;
•Provided school supplies for 3,237 students in countries where we have operational or development projects;
•Provided medical and dental exams to 540 children across Jamaica and Brazil;
•Donated food and supplies to 900 families across our operational boundaries for the holidays; and
•Provided water, food, and supplies to 600 families affected by natural disasters in Brazil and Puerto Rico.
Toward a Low Carbon Future
As we work to reduce greenhouse gas (GHG) emissions for our customers around the world, our goals are to reach net zero carbon emissions by 2030 for Scope 1 and 2 emissions for our initial Facilities and be one of the world’s leading providers of low-carbon energy. We believe that natural gas remains a cost-effective and environmentally-friendly complement for intermittent renewable energy, aiding the growth of these technologies. Over time, we believe that hydrogen will play an increasingly significant role in the decarbonization of hard to abate corners of the global economy supporting renewable development and displacing fossil. To that end, we formed a division, which we call ZeroParks, to evaluate promising technologies and pursue initiatives that will position us to capitalize on this emerging industry. The U.S. government is in the process of seeking comment and feedback on the initial guidance issued by the U.S. Treasury Department in connection with proposed hydrogen production tax credits. The outcome of this consultation process, and the ultimate form of any related legislation, remains uncertain.
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
•Any use of hedging arrangements may adversely affect our future operating results or liquidity;
• We are dependent on third-party LNG suppliers and the development of our own portfolio is subject to various risks and assumptions;
•LNG that is processed and/or stored on FSRUs and transported via pipeline is subject to risk of loss or damage;

•We rely on tankers and other vessels outside of our fleet for our LNG transportation and transfer;
•Hire rates for FSRUs and LNG carriers may fluctuate substantially. If rates are lower when we are seeking a new charter, our earnings may decline;
•The operation of our vessels is dependent on our ability to deploy our vessels to an NFE terminal or to long-term charters;
•Vessel values may fluctuate substantially and, if these values are lower at a time when we are attempting to dispose of vessels, we may incur a loss;
•Maritime claimants could arrest our vessels, which could interrupt our cash flow;
• We seek to develop innovative and new technologies as part of our strategy that are not yet proven and may not realize the time and cost savings we expect to achieve;
•Technological innovation may impair the economic attractiveness of our projects;
• Our Fast LNG technology is not yet proven and we may not be able to implement it as planned or at all;
• We have incurred, and may in the future incur, a significant amount of debt;
• Our business is dependent upon obtaining substantial additional funding from various sources, which may not be available or may only be available on unfavorable terms;
•We have entered into, and may in the future enter into or modify existing, joint ventures that might restrict our operational and corporate flexibility or require credit support;
•Existing and future environmental, social, health and safety laws and regulations could result in increased or more stringent compliance requirements, which may be difficult to comply with or result in additional costs and may otherwise lead to significant liabilities and reputational damage;
•We are subject to numerous governmental export laws, and trade and economic sanctions laws and regulations, and anti-corruption laws and regulation;The swaps regulatory and other provisions of the Dodd-Frank Act and the rules adopted thereunder and other regulations, including EMIR and REMIT, could adversely affect our ability to hedge risks associated with our business and our operating results and cash flows;
•We may incur impairments to long-lived assets;
• Weather events or other natural or manmade disasters or phenomena, some of which may be adversely impacted by global climate change, could have a material adverse effect on our operations and projects, as well as on the economies in the markets in which we operate or plan to operate;
•Our charterers may inadvertently violate applicable sanctions and/or call on ports located in, or engage in transactions with, countries that are subject to restrictions imposed by the U.S. or other governments, which could adversely affect its business;
•Increasing transportation regulations may increase our costs and negatively impact our results of operations;
•Our chartered vessels operating in certain jurisdictions, including the United States, now or in the future, may be subject to cabotage laws, including the Merchant Marine Act of 1920, as amended (the “Jones Act”);
•We may not own the land on which our projects are located and are subject to leases, rights-of-ways, easements and other property rights for our operations;
•We could be negatively impacted by environmental, social, and governance (“ESG”) and sustainability-related matters;
•Information technology failures and cyberattacks could affect us significantly;
•Our insurance may be insufficient to cover losses that may occur to our property or result from our operations.
•Our success depends on key members of our management, the loss of any of whom could disrupt our business operations;
•We may experience increased labor costs and regulation, and the unavailability of skilled workers or our failure                 to attract and retain qualified personnel, as well as our ability to comply with such labor laws, could adversely affect us;
•Our business could be affected adversely by labor disputes, strikes or work stoppages;

Risks Related to the Jurisdictions in Which We Operate

•We are subject to the economic, political, social and other conditions in the jurisdictions in which we operate;
• Our financial condition and operating results may be adversely affected by foreign exchange fluctuations;
Risks Related to Ownership of Our Class A Common Stock

•The market price and trading volume of our Class A common stock may be volatile, which could result in rapid and substantial losses for our stockholders;

•We are a “controlled company” within the meaning of Nasdaq rules and, as a result, qualify for and intend to rely on exemptions from certain corporate governance requirements;
•A small number of our original investors have the ability to direct the voting of a majority of our stock, and their interests may conflict with those of our other stockholders;
•Our Certificate of Incorporation and By-Laws, as well as Delaware law, contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our Class A common stock and could deprive our investors of the opportunity to receive a premium for their Class A common stock;
•Our By-Laws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents;
•The declaration and payment of dividends to holders of our Class A common stock is at the discretion of our board of directors and there can be no assurance that we will continue to pay dividends in amounts or on a basis consistent with prior distributions to our investors, if at all;
•The incurrence or issuance of debt which ranks senior to our Class A common stock upon our liquidation and future issuances of equity or equity-related securities, which would dilute the holdings of our existing Class A common stockholders and may be senior to our Class A common stock for the purposes of making distributions, periodically or upon liquidation, may negatively affect the market price of our Class A common stock;
•We may issue preferred stock, the terms of which could adversely affect the voting power or value of our Class A common stock;
•Sales or issuances of our Class A common stock could adversely affect the market price of our Class A common stock;
•An active, liquid and orderly trading market for our Class A common stock may not be maintained and the price of our Class A common stock may fluctuate significantly;
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
•We have been and may be involved in legal proceedings and may experience unfavorable outcomes;
•If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our Class A common stock;
•If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our Class A common stock or if our operating results do not meet their expectations, our share price could decline; and
•We are unable to predict the extent to which global pandemics and health crises will negatively affect our operations, financial performance, nor our ability to achieve our strategic objectives. We are also unable to predict how a global pandemic may affect our customers and suppliers.
Risks Related to Our Business
Our ability to implement our business strategy may be materially and adversely affected by many known and unknown factors.
Our business strategy relies on a variety of factors, including our ability to successfully market LNG, natural gas, steam, and power to our customers, develop and maintain cost-effective logistics in our supply chain and construct, develop and operate energy-related infrastructure in the countries where we operate, and expand our projects and operations to other countries where we do not currently operate, among others. These assumptions are subject to significant economic, competitive, regulatory and operational uncertainties, contingencies and risks, many of which are beyond our control, including, among others:
•inability to achieve our target costs for the purchase, liquefaction and export of natural gas and/or LNG and our target pricing for long-term contracts;
•     failure to develop strategic relationships;

•     failure to obtain required governmental and regulatory approvals for the construction and operation of these projects and other relevant approvals;
•     unfavorable laws and regulations, changes in laws or unfavorable interpretation or application of laws and regulations; and
•     uncertainty regarding the timing, pace and extent of economic growth in the United States, the other jurisdictions in which we operate and elsewhere, which in turn will likely affect demand for crude oil and natural gas.
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

The occurrence of any one of these factors, whatever the cause, could result in unforeseen delays or cost overruns to our projects. Delays in the development beyond our estimated timelines, or amendments or change orders to our construction contracts, could result in increases to our development costs beyond our original estimates, which could require us to obtain additional financing or funding and could make the project less profitable than originally estimated or possibly not profitable at all. Further, any such delays could cause a delay in our anticipated receipt of revenues, a loss of one or more customers, and our inability to meet milestones or conditions precedents in our customer contracts, which could lead to delay penalties and potentially a termination of agreements with our customers. We have experienced time delays and cost overruns in the construction and development of our projects as a result of the occurrence of various of the above factors, and no assurance can be given that we will not continue to experience in the future similar events, any of which could have a material adverse effect on our business, operating results, cash flows and liquidity.
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
•decreased demand by our customers; and
•planned and unplanned power outages or failures to supply due to scheduled or unscheduled maintenance.
In particular, we are subject to risks related to the operation of power plants, liquefaction facilities, marine and other LNG operations with respect to our facilities, FSRU and LNG carriers, which operations are complex and technically challenging and subject to mechanical risks and problems. In particular, marine LNG operations are subject to a variety of risks, including, among others, marine disasters, piracy, bad weather, mechanical failures, environmental accidents, epidemics, grounding, fire, explosions and collisions, human error, and war and terrorism. An accident involving our cargos or any of our chartered vessels could result in death or injury to persons, loss of property or environmental damage; delays in the delivery of cargo; loss of revenues; termination of charter contracts; governmental fines, penalties or restrictions on conducting business; higher insurance rates; and damage to our reputation and customer relationships generally. Any of these circumstances or events could increase our costs or lower our revenues. If our chartered vessels suffer damage as a result of such an incident, they may need to be repaired. Repairs and maintenance costs for existing vessels are difficult to predict and may be substantially higher than for vessels we have operated since they were built and result in higher than anticipated operating expenses or require additional capital expenditures. The loss of earnings while these vessels are being repaired would decrease our results of operations. If a vessel we charter were involved in an accident with the potential risk of environmental impacts or contamination, the resulting media coverage could have a material adverse effect on our reputation, our business, our results of operations and cash flows and weaken our financial condition. Our offshore operating expenses depend on a variety of factors including crew costs, provisions, deck and engine stores and spares, lubricating oil, insurance, maintenance and repairs and shipyard costs, many of which are beyond our control, such as the overall economic impacts caused by the global COVID-19 outbreak. Other factors, such as increased cost of qualified and experienced seafaring crew and changes in regulatory requirements, could also increase operating expenditures. Future increases to operational costs are likely to occur. If costs rise, they could materially and adversely affect our results of operations. In addition, operational problems may lead to loss of revenue or higher than anticipated operating expenses or require additional capital expenditures. Any of these results could harm our business, financial condition and results of operations.
We cannot assure you that future occurrences of any of the events listed above or any other events of a similar or dissimilar nature would not significantly decrease or eliminate the revenues from, or significantly increase the costs of operating, our facilities or assets.
We depend on third-party contractors, operators and suppliers.
We rely on third-party contractors, equipment manufacturers, suppliers and operators for the development, construction and operation of our projects and assets. We have not yet entered into binding contracts for the construction, development and operation of all of our facilities and assets, and we cannot assure you that we will be able to enter into the contracts required on commercially favorable terms, if at all, which could expose us to fluctuations in pricing and potential changes to our planned schedule. If we are unable to enter into favorable contracts, we may not be able to construct and operate these assets as expected, or at all. Furthermore, these agreements are the result of arms-length negotiations and subject to change. There can be no assurance that contractors and suppliers will perform their obligations successfully under their agreements with us. If any contractor is unable or unwilling to perform according to the negotiated terms and timetable of its respective agreement for any reason or terminates its agreement for any reason, we would be required to engage a substitute contractor, which could be particularly difficult in certain of the markets in which we plan to operate. Although some agreements may provide for liquidated damages if the contractor or supplier fails to perform in the manner required with respect to its obligations, the events that trigger such liquidated damages may delay or impair the completion or operation of the facility, and any liquidated damages that we receive may be delayed or insufficient to cover the damages that we suffer as a result of any such delay or impairment, including, among others, any covenants or obligations by us to pay liquidated damages or penalties under our agreements with our customers, development services, the supply of natural gas, LNG or steam and the supply of power, as well as increased expenses or reduced revenue. Such liquidated damages may also be subject to caps on liability, and we may not have full indemnification from our contractors to compensate us for such payments and other consequences. We may hire contractors to perform work in jurisdictions where they do not have previous experience, or contractors we have not previously hired to perform work in jurisdictions we are beginning to develop, which may lead to such contractors being unable to perform according to their respective agreements. Furthermore, we may have disagreements with our contractors about different elements of the construction process, which could lead to the assertion of rights and remedies under their contracts and increase the cost of the applicable facility or result in a contractor’s unwillingness to perform further work. If we are unable to construct and commission our facilities and assets as expected, or, when and if constructed, they do not accomplish our goals or performance expectations, or if we experience delays or cost overruns in design, construction, commissioning or operation, our business, operating results, cash flows and liquidity could be materially and adversely affected.
Failure of LNG to be a competitive source of energy in the markets in which we operate, and seek to operate, could adversely affect our expansion strategy.
Our operations are, and will be, dependent upon LNG being a competitive source of energy in the markets in which we operate. In the United States, due mainly to a historic abundant supply of natural gas and discoveries of substantial quantities of unconventional or shale natural gas, imported LNG has not developed into a significant energy source. The success of the domestic liquefaction component of our business plan is dependent, in part, on the extent to which natural gas can, for significant periods and in significant volumes, be produced in the United States at a lower cost than the cost to produce some domestic supplies of other alternative energy sources, and that it can be transported at reasonable rates through appropriately scaled infrastructure. LNG prices have increased materially in the past, including in August 2021 through the end of 2022, and global events, such as the COVID-19 pandemic, Russia’s invasion of Ukraine and global inflationary pressures, have generated further energy pricing volatility, which have had and may in the future have an adverse effect on market pricing of LNG and global demand for our products, as well as our ability to remain competitive in the markets in which we operate. Potential expansion in the Caribbean, Latin America and other parts of the world where we may operate is primarily dependent upon LNG being a competitive source of energy in those geographical locations. For example, in the Caribbean, due mainly to a lack of regasification infrastructure and an underdeveloped international market for natural gas, natural gas has not yet developed into a significant energy source. In Brazil, hydroelectric power generation is the predominant source of electricity and LNG is one of several other energy sources used to supplement hydroelectric generation. The success of our operations is dependent, in part, on the extent to which LNG can, for significant periods and in significant volumes, be produced internationally and delivered to our customers at a lower cost than the cost to deliver other alternative energy sources.
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
In addition, these rules and regulations are assessed, managed, administered and enforced by various governmental agencies and bodies, whose actions and decisions could adversely affect our business or operations. In the United States and Puerto Rico, approvals of the Department of Energy (“DOE”) under Section 3 of the NGA, as well as several other material governmental and regulatory permits, approvals and authorizations, including under the CAA and the CWA and their state analogues, may be required in order to construct and operate an LNG facility and export LNG. Permits, approvals and authorizations obtained from the DOE and other federal and state regulatory agencies also contain ongoing conditions, and additional requirements may be imposed. For example, in February 2024, the Biden Administration announced a temporary pause on pending approvals of LNG exports to non-FTA countries. While the duration of the pause remains unclear, any restrictions on or delays in approving natural gas exports could negatively impact our business in the future. Certain federal permitting processes may trigger the requirements of the National Environmental Policy Act (“NEPA”), which requires federal agencies to evaluate major agency actions that have the potential to significantly impact the environment. Compliance with NEPA may extend the time and/or increase the costs for obtaining necessary governmental approvals associated with our operations and create independent risk of legal challenges to the adequacy of the NEPA analysis, which could result in delays that may adversely affect our business, contracts, financial condition, operating results, cash flow, liquidity and profitability. On July 15, 2020, the White House Council on Environmental Quality issued a final rule revising its NEPA regulations. The Council on Environmental Quality has announced that it is engaged in an ongoing and comprehensive review of the revised regulations and is assessing whether and how the Council may ultimately undertake a new rulemaking to revise the regulations. The impacts of any such future revisions that may be adopted are uncertain and indeterminable for the foreseeable future. On June 18, 2020, we received an order from FERC, which asked us to explain why our San Juan Facility is not subject to FERC’s jurisdiction under section 3 of the NGA. On March 19, 2021, as upheld on rehearing on July 15, 2021, FERC determined that our San Juan Facility is subject to its jurisdiction and directed us to file an application for authorization to operate the San Juan Facility but also found that allowing operation of the San Juan Facility to continue during the pendency of an application is in the public interest. In order to comply with the FERC’s directive, on September 15, 2021, we filed an application for authorization to operate the San Juan Facility, which remains pending.
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
The design, construction and operation of our infrastructure, facilities and businesses, including our FSRUs, FLNG units and LNG carriers, the import and export of LNG, exploration and development activities, and the transportation of natural gas, among others, are highly regulated activities at the national, state and local levels and are subject to various approvals and permits. The process to obtain the permits, approvals and authorizations we need to conduct our business, and the interpretations of those rules, is complex, time-consuming, challenging and varies in each jurisdiction in which we operate. We may be unable to obtain such approvals on terms that are satisfactory for our operations and on a timeline that meets our commercial obligations. Many of these permits, approvals and authorizations require public notice and comment before they can be issued, which can lead to delays to respond to such comments, and even potentially to revise the permit application. Jurisdiction-specific employment, labor, and subcontracting laws may also affect contracting strategies and impact construction and operations. We may also be (and have been in select circumstances) subject to local opposition, including citizens groups or non-governmental organizations such as environmental groups, which may create delays and challenges in our permitting process and may attract negative publicity, which may create an adverse impact on our reputation. In addition, such rules change frequently and are often subject to discretionary interpretations, including administrative and judicial challenges by regulators, all of which may make compliance more difficult and may increase the length of time it takes to receive regulatory approval for our operations, particularly in countries where we operate, such as Mexico and Brazil. For example, in Mexico, we have obtained substantially all permits but are awaiting final approvals for our power plant and permits necessary to operate our terminal. In connection with our application to the U.S. Maritime Administration ("MARAD") related to our FLNG project off the coast of Louisiana (as discussed further below), MARAD announced it had initially paused the statutory 356-day application review timeline on August 16, 2022 pending receipt of additional information, and restarted the timeline on October 28, 2022. MARAD issued a second stop notice on November 23, 2022 and on December 22, 2022, MARAD issued a third data request for supplemental information. Following review of NFE's response to the December 2022 data requests, MARAD extended the stop-clock on February 21, 2023 pending clarification of responses and receipt of additional information. In addition, jurisdiction-specific employment, labor, and subcontracting laws may also affect contracting strategies and impact construction and operations. No assurance can be given that we will be able to obtain approval of this application and receive the required permits, approvals and authorizations from governmental and regulatory agencies related to our project on a timely basis or at all. We intend to apply for updated permits for the Pennsylvania Facility with the aim of obtaining these permits to coincide with the commencement of construction activities. We cannot make any assurance as to if or when we will receive these permits, which are needed prior to commencing certain construction activities related to the facility. Any administrative and judicial challenges can delay and protract the process for obtaining and implementing permits and can also add significant costs and uncertainty. We cannot control the outcome of any review or approval process, including whether or when any such permits and authorizations will be obtained, the terms of their issuance, or possible appeals or other potential interventions by third parties that could interfere with our ability to obtain and maintain such permits and authorizations or the terms thereof. Furthermore, we are developing new technologies and operate in jurisdictions that may lack mature legal and regulatory systems and may experience legal instability, which may be subject to regulatory and legal challenges, instability or clarity of application of laws, rules and regulations to our business and new technology, which can result in difficulties and instability in obtaining or securing required permits or authorizations. There is no assurance that we will obtain and maintain these permits and authorizations on favorable terms, or that we will be able to obtain them on a timely basis, and we may not be able to complete our projects, start or continue our operations, recover our investment in our projects and may be subject to financial penalties or termination under our customer and other agreements, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.
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
We have significant working capital requirements, primarily driven by the time difference between the time when we incur costs to build and/or purchase our Facilities and other projects and the time in which we receive revenues from customers after such Facilities and other projects are complete. We also experience timing date differences between the date we pay for natural gas and the payment dates we offer our customers. Differences between the date when we pay our suppliers and the date when we receive payments from our customers may adversely affect our liquidity and our cash flows. We expect our working capital needs to increase as our total business increases. If we do not have sufficient working capital, we may not be able to pursue our growth strategy, respond to competitive pressures or fund key strategic initiatives, such as the development of our facilities, which may harm our business, financial condition and results of operations.
Our ability to generate revenues is substantially dependent on our current and future long-term agreements and the performance by customers under such agreements.
Our business strategy relies upon our ability to successfully market our products to our existing and new customers and enter into or replace our long-term supply and services agreements for the sale of natural gas, LNG, steam and power. If we contract with our customers on short-term contracts, our pricing can be subject to more fluctuations and less favorable terms, and our earnings are likely to become more volatile. An increasing emphasis on the short-term or spot LNG market may in the future require us to enter into contracts based on variable market prices, as opposed to contracts based on a fixed rate, which could result in a decrease in our cash flow in periods when the market price for shipping LNG is depressed or insufficient funds are available to cover our financing costs for related vessels. Our ability to generate cash is dependent on these customers’ continued willingness and ability to continue purchasing our products and services and to perform their obligations under their respective contracts. Their obligations may include certain nomination or operational responsibilities, construction or maintenance of their own facilities which are necessary to enable us to deliver and sell natural gas or LNG, and compliance with certain contractual representations and warranties. Further, adverse economic conditions in our industry increase the risk of nonpayment and nonperformance by customers, particularly customers that have sub-investment grade credit ratings. The impact of a pandemic, such as COVID-19, including governmental and other third-party responses thereto, on our customers could enhance the risk of nonpayment by such customers under our contracts, which would negatively affect our business, results of operations and financial condition. In particular, JPS and SJPC, which are public utility companies in Jamaica, could be subject to austerity measures imposed on Jamaica by the International Monetary Fund (the “IMF”) and other international lending organizations. Jamaica is currently subject to certain public spending limitations imposed by agreements with the IMF, and any changes under these agreements could limit JPS’s and SJPC’s ability to make payments under their long-term GSAs and, in the case of JPS, its ability to make payments under its PPA, with us. In addition, PREPA is currently subject to bankruptcy proceedings pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA’s ability to meet its payment obligations under its contracts will be largely dependent upon funding from federal sources. Specifically, PREPA’s contracting practices in connection with restoration and repair of PREPA’s electrical grid in Puerto Rico, and the terms of certain of those contracts, have been subject to comment and are the subject of review and hearings by U.S. federal and Puerto Rican governmental entities. Certain of our subsidiaries are counterparties to contracts with governmental entities, including PREPA. Although these contracts require payment and performance of certain obligations, we remain subject to the statutory limitations on enforcement of those contractual provisions that protect these governmental entities. In the event that PREPA or any applicable governmental counterparty does not have or does not obtain the funds necessary to satisfy their obligations to us under our agreements, or if they terminate our agreements prior to the end of the agreed term, our financial condition, results of operations and cash flows could be materially and adversely affected. If any of these customers fails to perform its obligations under its contract for the reasons listed above or for any other reason, our ability to provide products or services and our ability to collect payment could be negatively impacted, which could materially adversely affect our operating results, cash flow and liquidity, even if we were ultimately successful in seeking damages from such customer for a breach of contract.
Our current lack of asset and geographic diversification could have an adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.
Our results of operations for the year ended December 31, 2023, include our Montego Bay Facility, Old Harbour Facility, San Juan Facility, certain industrial end-users and our Miami Facility. In addition, we placed a portion of our La Paz Facility into service in the fourth quarter of 2021, and our revenue and results of operations have begun to be impacted by operations in Mexico, including agreements with certain power generation facilities in Baja California Sur. Our results for 2023 exclude other developments, including our Puerto Sandino Facility, the Barcarena Facility, Santa Catarina Facility and Ireland Facility. Jamaica, Mexico and Puerto Rico have historically experienced economic volatility and the general condition and performance of their economies, over which we have no control, may affect our business, financial condition and results of operations. Jamaica, Mexico and Puerto Rico are subject to acts of terrorism or sabotage and natural disasters, in particular hurricanes, extreme weather conditions, crime and similar other risks which may negatively impact our operations in the region. See “—Risks Related to the Jurisdictions in Which We Operate—We are subject to the economic, political, social and other conditions in the jurisdictions in which we operate.” We may also be affected by trade restrictions, such as tariffs or other trade controls. Additionally, tourism is a significant driver of economic activity in these geographies and directly and indirectly affects local demand for our LNG and therefore our results of operations. Trends in tourism in these geographies are primarily driven by the economic condition of the tourists’ home country or territory, the condition of their destination, and the availability, affordability and desirability of air travel and cruises. Additionally, unexpected factors could reduce tourism at any time, including local or global economic recessions, terrorism, travel restrictions, pandemics, severe weather or natural disasters. Due to our current lack of asset and geographic diversification, an adverse development at our operating facilities, in the energy industry or in the economic conditions in these geographies, would have a significantly greater impact on our financial condition and operating results than if we maintained more diverse assets and operating areas.
Because we are currently dependent upon a limited number of customers, the loss of a significant customer could adversely affect our operating results.
Our current results of operations and liquidity are, and will continue to be in the near future, substantially dependent upon a limited number of customers, including JPS, SJPC, CFE and PREPA, which have each entered into long-term GSAs and, in the case of JPS, a PPA in relation to the power produced at the CHP Plant, with us, and Jamalco, which has entered into a long-term SSA with us, and which represent a substantial majority of our income. Our operating results are currently contingent on our ability to maintain LNG, natural gas, steam and power sales to these customers. Our near-term ability to generate cash is dependent on these customers’ continued willingness and ability to continue purchasing our products and services and to perform their obligations under their respective contracts. The loss of any of these customers could have an adverse effect on our revenues and we may not be able to enter into a replacement agreement on terms as favorable as the terminated agreement. We may be unable to accomplish our business plan to diversify and expand our customer base by attracting a broad array of customers, which could negatively affect our business, results of operations and financial condition.
We may not be able to convert our anticipated customer pipeline into binding long-term contracts, and if we fail to convert potential sales into actual sales, we will not generate the revenues and profits we anticipate.
We are actively pursuing a significant number of new contracts for the sale of LNG, natural gas, steam, and power with multiple counterparties in multiple jurisdictions. Counterparties commemorate their purchasing commitments for these products in various degrees of formality ranging from traditional contracts to less formal arrangements, including non-binding letters of intent, non-binding memorandums of understanding, non-binding term sheets and responses to requests for proposals with potential customers. These agreements and any award following a request for proposals are subject to negotiating final definitive documents. The negotiation process may cause us or our potential counterparty to adjust the material terms of the agreement, including the price, term, schedule and any related development obligations. We cannot assure you if or when we will enter into binding definitive agreements for transactions initially described in non-binding agreements, and the terms of our binding agreements may differ materially from the terms of the related non-binding agreements. In addition, the effectiveness of our binding agreements can be subject to a number of conditions precedent that may not materialize, rendering such agreements non-effective. Moreover, while certain of our long-term contracts contain minimum volume commitments, our expected sales to customers under existing contracts may be substantially in excess of such minimum volume commitments. Our near-term ability to generate cash is dependent on these customers’ continued willingness and ability to nominate in excess of such minimum quantities and to perform their obligations under their respective contracts. Given the variety of sales processes and counterparty acknowledgements of the volumes they will purchase, we sometimes identify potential sales volumes as being either “Committed” or “In Discussion.” “Committed” volumes generally refer to the volumes that management expects to be sold under binding contracts or awards under requests for proposals. “In Discussion” volumes generally refer to volumes related to potential customers that management is actively negotiating, responding to a request for proposals, or with respect to which management anticipates a request for proposals or competitive bid process to be announced based on discussions with potential customers. Management’s estimations of “Committed” and “In Discussion” volumes may prove to be incorrect. Accordingly, we cannot assure you that “Committed” or “In Discussion” volumes will result in actual sales, and such volumes should not be used to predict the Company’s future results. We may never sign a binding agreement to sell our products to the counterparty, or we may sell much less volume than we estimate, which could result in our inability to generate the revenues and profits we anticipate, having a material adverse effect on our results of operations and financial condition.
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
•decreases in the cost of competing sources of natural gas, LNG or alternate fuels such as coal, HFO and ADO;
•decreases in the price of LNG; and

•displacement of LNG or fossil fuels more broadly by alternate fuels or energy sources or technologies (including but not limited to nuclear, wind, hydrogen,solar, biofuels and batteries) in locations where access to these energy sources is not currently available or prevalent.
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
Adverse trends or developments affecting any of these factors, including the timing of the impact of these factors in relation to our purchases and sales of natural gas and LNG could result in increases in the prices we have to pay for natural gas or LNG, which could materially and adversely affect the performance of our customers, and could have a material adverse effect on our business, contracts, financial condition, operating results, cash flows, liquidity and prospects. Certain actions by the Organization of Petroleum Exporting Countries ("OPEC") related to the supply of oil in the market have caused volatility and disruption in the price of oil which may negatively impact our potential customers’ willingness or ability to enter into new contracts for the purchase of natural gas. Additionally, in situations where our supply chain has capacity constraints and as a result we are unable to receive all volumes under our long-term LNG supply agreements, our supplier may sell volumes of LNG in a mitigation sale to third parties. In these cases, the factors above may impact the price and amount we receive under mitigation sales and we may incur losses that would have an adverse impact on our financial condition, results of operations and cash flows. Conversely, as in recent years, market conditions may increase LNG values to historically high levels. These elevated market values increase the economic incentives an LNG seller has to fail to deliver LNG cargos to us if they can sell the same LNG cargos at a higher price to another buyer in the market after giving effect to any contractual penalties the seller would owe to us for failing to deliver. Our contracts may not require an LNG seller to compensate us for the full current market value of an LNG cargo that we have purchased, and if so, we may not be contractually entitled to receive full economic indemnification upon an LNG seller’s failure to deliver an LNG cargo to us. Recently, the LNG industry has experienced increased volatility. If market disruptions and bankruptcies of third-party LNG suppliers and shippers negatively impacts our ability to purchase a sufficient amount of LNG or significantly increases our costs for purchasing LNG, our business, operating results, cash flows and liquidity could be materially and adversely affected. There can be no assurance we will achieve our target cost or pricing goals. In particular, because we have not currently procured fixed-price, long-term LNG supply to meet all future customer demand, increases in LNG prices and/or shortages of LNG supply could adversely affect our profitability. Our actual costs and any profit realized on the sale of our LNG may vary from the estimated amounts on which our contracts for feedgas were originally based. There is inherent risk in the estimation process, including significant changes in the demand for and price of LNG as a result of the factors listed above, many of which are outside of our control. If LNG were to become unavailable for current or future volumes of natural gas due to repairs or damage to supplier facilities or tankers, lack of capacity, impediments to international shipping or any other reason, our ability to continue delivering natural gas, power or steam to end-users could be restricted, thereby reducing our revenues. Any permanent interruption at any key LNG supply chains that caused a material reduction in volumes transported on or to our tankers and facilities could have a material adverse effect on our business, financial condition, operating results, cash flow, liquidity and prospects.
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
Under our GSAs, PPAs and SSAs, we are required to deliver to our customers specified amounts of LNG, natural gas, power and steam, respectively, at specified times and within certain specifications, all of which requires us to obtain sufficient amounts of LNG from third-party LNG suppliers or our own portfolio. We may not be able to purchase or receive physical delivery of sufficient quantities of LNG to satisfy those delivery obligations, which may provide a counterparty with the right to terminate its GSA, PPA or SSA, as applicable, or subject us to remedial obligations under those agreements. While we have entered into supply agreements for the purchase of LNG between 2024 and 2047, we may need to purchase significant additional LNG volumes to meet our delivery obligations to our downstream customers. Price fluctuations in natural gas and LNG may make it expensive or uneconomical for us to acquire adequate supply of these items or to sell our inventory of natural gas or LNG at attractive prices. Failure to secure contracts for the purchase of a sufficient amount of LNG or at favorable prices could materially and adversely affect our business, operating results, cash flows and liquidity.
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
Additionally, we are dependent upon third-party LNG suppliers and shippers and other tankers and facilities to provide delivery options to and from our tankers and energy-related infrastructure. If any third parties were to default on their obligations under our contracts or seek bankruptcy protection, we may not be able to replace such contracts or purchase LNG on the spot market or receive a sufficient quantity of LNG in order to satisfy our delivery obligations under our GSAs, PPAs and SSAs or at favorable terms. Under tanker charters, we are obligated to make payments for our chartered tankers regardless of use. We may not be able to enter into contracts with purchasers of LNG in quantities equivalent to or greater than the amount of tanker capacity we have purchased, as our vessels may be too small for those obligations. Any such failure to purchase or receive delivery of LNG or natural gas in sufficient quantities could result in our failure to satisfy our obligations to our customers, which could lead to losses, penalties, indemnification and potentially a termination of agreements with our customers. Furthermore, we may seek to litigate any such breaches by our third-party LNG suppliers and shippers. Such legal proceedings may involve claims for substantial amounts of money and we may not be successful in pursing such claims. Even if we are successful, any litigation may be costly and time-consuming. If any such proceedings were to result in an unfavorable outcome, we may not be able to recover our losses (including lost profits) or any damages sustained from our agreements with our customers. See “—General Risks—We are and may be involved in legal proceedings and may experience unfavorable outcomes.” These actions could also expose us to adverse publicity, which might adversely affect our reputation and therefore, our results of operations. Further, it could have an adverse effect on our business, operating results, cash flows and liquidity, which could in turn materially and adversely affect our liquidity to make payments on our debt or comply with our financial ratios and other covenants. See “—We have incurred, and may in the future incur, a significant amount of debt.”

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
Our FSRU facilities have excess capacity that is currently not dedicated to a particular anchor customer. Part of our business strategy is to utilize undedicated excess capacity of our FSRU facilities to serve additional downstream customers in the regions in which we operate. However, we have not secured, and we may be unable to secure, commitments for all of our excess capacity. Factors which could cause us to contract less than full capacity include difficulties in negotiations with potential counterparties and factors outside of our control such as the price of and demand for LNG. Failure to secure commitments for less than full capacity could impact our future revenues and materially adversely affect our business, financial condition and operating results.
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

The carrying values of our vessels may not represent their fair market value at any point in time because the market prices of secondhand vessels tend to fluctuate with changes in charter rates and the cost of new build vessels. Our vessels are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We recognized an impairment charge on one of our vessels for the year ended December 31, 2023 and we cannot assure you that we will not recognize impairment losses on our vessels in future years. Any impairment charges incurred as a result of declines in charter rates could negatively affect our business, financial condition, or operating results.
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
We have developed our Fast LNG strategy to procure and deliver LNG to our customers more quickly and cost-effectively than traditional LNG procurement and delivery strategies used by other market participants. Our ability to create and maintain a competitive position in the natural gas liquefaction industry may be adversely affected by our inability to effectively implement our Fast LNG technology. We are about to finalize construction of our first Fast LNG solution, but we have not yet produced or supplied any LNG from that facility, and are therefore subject to construction risks, risks associated with third-party contracting and service providers, permitting and regulatory risks. We are also developing our first onshore LNG facility and are also therefore subject to construction risks, risks associated with third-party contracting and service providers, permitting and regulatory risks. See “—We are subject to various construction risks” and “—We depend on third-party contractors, operators and suppliers.” Because our Fast LNG technology has not been previously implemented, tested or proven, we are also exposed to unknown and unforeseen risks associated with the development of new technologies, including failure to meet design, engineering, or performance specifications, incompatibility of systems, inability to contract or employ third parties with sufficient experience in technologies used or inability by contractors to perform their work, delays and schedule changes, high costs and expenses that may be subject to increase or difficult to anticipate, regulatory and legal challenges, instability or clarity of application of laws, rules and regulations to the technology, and added difficulties in obtaining or securing required permits or authorizations, among others. See “—Failure to obtain and maintain permits, approvals and authorizations from governmental and regulatory agencies and third parties on favorable terms could impede operations and construction.” The success and profitability of our Fast LNG technology is also dependent on the volatility of the price of natural gas and LNG compared to the related levels of capital spending required to implement the technology. Natural gas and LNG prices have at various times been and may become volatile due to one or more factors. Volatility or weakness in natural gas or LNG prices could render our LNG procured through Fast LNG too expensive for our customers, and we may not be able to obtain our anticipated return on our investment or make our technology profitable. In addition, we may seek to construct and develop floating offshore liquefaction units as part of our Fast LNG in jurisdictions which could potentially expose us to increased political, economic, social and legal instability, a lack of regulatory clarity of application of laws, rules and regulations to our technology, or additional jurisdictional risks related to currency exchange, tariffs and other taxes, changes in laws, civil unrest, and similar risks. See “—Risks Related to the Jurisdictions in Which We Operate—We are subject to the economic, political, social and other conditions in the jurisdictions in which we operate.” Furthermore, as part of our business strategy for Fast LNG, we may enter into tolling agreements with third parties, including in developing countries, and these counterparties may have greater credit risk than typical. Therefore, we may be exposed to greater customer credit risk than other companies in the industry. Our credit procedures and policies may be inadequate to sufficiently eliminate risks of nonpayment and nonperformance. We may not be able to successfully develop, construct and implement our Fast LNG solution, and even if we succeed in developing and constructing the technology, we may ultimately not be able to realize the cost savings and revenues we currently expect to achieve from it, which could result in a material adverse effect upon our operations and business.
We have incurred, and may in the future incur, a significant amount of debt.
On an ongoing basis, we engage with lenders and other financial institutions in an effort to improve our liquidity and capital resources. As of December 31, 2023, we had approximately $6,919.5 million aggregate principal amount of indebtedness outstanding on a consolidated basis. The terms and conditions of our indebtedness include restrictive covenants that may limit our ability to operate our business, to incur or refinance our debt, engage in certain transactions, and require us to maintain certain financial ratios, among others, any of which may limit our ability to finance future operations and capital needs, react to changes in our business and in the economy generally, and to pursue business opportunities and activities. If we fail to comply with any of these restrictions or are unable to pay our debt service when due, our debt could be accelerated or cross-accelerated, and we cannot assure you that we will have the ability to repay such accelerated debt. Any such default could also have adverse consequences to our status and reporting requirements, reducing our ability to quickly access the capital markets. Our ability to service our existing and any future debt will depend on our performance and operations, which is subject to factors that are beyond our control and compliance with covenants in the agreements governing such debt. We may incur additional debt to fund our business and strategic initiatives. If we incur additional debt and other obligations, the risks associated with our substantial leverage and the ability to service such debt would increase, which could have a material adverse effect on our business, results of operation and financial condition.
Our business is dependent upon obtaining substantial additional funding from various sources, which may not be available or may only be available on unfavorable terms.
We believe we will have sufficient liquidity, cash flow from operations and access to additional capital sources to fund our capital expenditures and working capital needs for the next 12 months and the reasonably foreseeable future. In the future, we expect to incur additional indebtedness to assist us in developing our operations and we are considering alternative financing options, including in specific markets or the opportunistic sale of one of our non-core assets. We also historically have relied, and in the future will likely rely, on borrowings under term loans and other debt instruments to fund our capital expenditures. If any of the lenders in the syndicates backing these debt instruments were unable to perform on its commitments, we may need to seek replacement financing. We cannot assure you that such additional funding will be available on acceptable terms, or at all. Our ability to raise additional capital on acceptable terms will depend on financial, economic and market conditions, which have increased in volatility and at times have been negatively impacted due to our progress in executing our business strategy and other factors, many of which are beyond our control, including domestic or international economic conditions, increases in key benchmark interest rates and/or credit spreads, the adoption of new or amended banking or capital market laws or regulations, the re-pricing of market risks and volatility in capital and financial markets, risks relating to the credit risk of our customers and the jurisdictions in which we operate, as well as general risks applicable to the energy sector. Additional debt financing, if available, may subject us to increased restrictive covenants that could limit our flexibility in conducting future business activities and could result in us expending significant resources to service our obligations. Additionally, we may need to adjust the timing of our planned capital expenditures and facilities development depending on the requirements of our existing financing and availability of such additional funding. If we are unable to obtain additional funding, approvals or amendments to our financings outstanding from time to time, or if additional funding is only available on terms that we determine are not acceptable to us, we may be unable to fully execute our business plan, we may be unable to pay or refinance our indebtedness or to fund our other liquidity needs, and our financial condition or results of operations may be materially adversely affected.
We have entered into, and may in the future enter into or modify existing, joint ventures that might restrict our operational and corporate flexibility or require credit support.
We have entered into, and may in the future enter, into joint venture arrangements with third parties in respect of our projects and assets. For example, in August 2022, we established Energos, as a joint venture platform with certain funds or investment vehicles managed by Apollo, for the development of a global marine infrastructure platform, of which we owned 20% prior to our sale of our 20% stake in February 2024. As we do not operate the assets owned by these joint ventures, our control over their operations is limited by provisions of the agreements we have entered into with our joint venture partners and by our percentage ownership in such joint ventures. Because we do not control all of the decisions of our joint ventures, it may be difficult or impossible for us to cause the joint venture to take actions that we believe would be in its or the joint venture’s best interests. For example, we cannot unilaterally cause the distribution of cash by our joint ventures. Additionally, as the joint ventures are separate legal entities, any right we may have to receive assets of any joint venture or other payments upon their liquidation or reorganization will be effectively subordinated to the claims of the creditors of that joint venture (including tax authorities, trade creditors and any other third parties that require such subordination, such as lenders and other creditors). Moreover, joint venture arrangements involve various risks and uncertainties, such as our commitment to fund operating and/or capital expenditures, the timing and amount of which we may not control, and our joint venture partners may not satisfy their financial obligations to the joint venture. We have provided and may in the future provide guarantees or other forms of credit support to our joint ventures and/or affiliates. Failure by any of our joint ventures, equity method investees and/or affiliates to service their debt requirements and comply with any provisions contained in their commercial loan agreements, including paying scheduled installments and complying with certain covenants, may lead to an event of default under the related loan agreement. As a result, if our joint ventures, equity method investees and/or affiliates are unable to obtain a waiver or do not have enough cash on hand to repay the outstanding borrowings, the relevant lenders may foreclose their liens on the relevant assets or vessels securing the loans or seek repayment of the loan from us, or both. Either of these possibilities could have a material adverse effect on our business. Further, by virtue of our guarantees with respect to our joint ventures and/or affiliates, this may reduce our ability to gain future credit from certain lenders.
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
Greenhouse Gases/Climate Change. The threat of climate change continues to attract considerable attention in the United States and around the world. Numerous proposals have been made and could continue to be made at the international, national, regional and state government levels to monitor and limit existing and future GHG emissions. As a result, our operations are subject to a series of risks associated with the processing, transportation, and use of fossil fuels and emission of GHGs. In the United States to date, no comprehensive climate change legislation has been implemented at the federal level, although various individual states and state coalitions have adopted or considered adopting legislation, regulations or other regulatory initiatives, including GHG cap and trade programs, carbon taxes, reporting and tracking programs, and emission restrictions, pollution reduction incentives, or renewable energy or low-carbon replacement fuel quotas. At the international level, the United Nations-sponsored “Paris Agreement” was signed by 197 countries who agreed to limit their GHG emissions through non-binding, individually-determined reduction goals every five years after 2020. The United States rejoined the Paris Agreement, effective in February 2021, and other countries where we operate or plan to operate, including Jamaica, Brazil, Ireland, Mexico, and Nicaragua, have signed or acceded to this agreement. However, the scope of future climate and GHG emissions-focused regulatory requirements, if any, remain uncertain. Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political uncertainty in the United States and worldwide. For example, based in part on the publicized climate plan and pledges by the U.S. government, there may be significant legislation, rulemaking, or executive orders that seek to address climate change, incentivize low-carbon infrastructure or initiatives, or ban or restrict the exploration and production of fossil fuels. For example, executive orders may be issued or federal legislation or regulatory initiatives may be adopted to achieve U.S. goals under the Paris Agreement.
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
Fossil Fuels. Our business activities depend upon a sufficient and reliable supply of natural gas feedstock, and are therefore subject to concerns in certain sectors of the public about the exploration, production and transportation of natural gas and other fossil fuels and the consumption of fossil fuels more generally. For example, PHMSA has promulgated detailed regulations governing LNG facilities under its jurisdiction to address siting, design, construction, equipment, operations, maintenance, personnel qualifications and training, fire protection and security. While the Miami Facility is subject to these regulations, none of our LNG facilities currently under development are subject to PHMSA’s jurisdiction, but regulators and governmental agencies in the other jurisdictions in which we operate can impose similar siting, design, construction and operational requirements that can affect our projects, facilities, infrastructure and operations. Legislative and regulatory action, and possible litigation, in response to such public concerns may also adversely affect our operations. We may be subject to future laws, regulations, or actions to address such public concern with fossil fuel generation, distribution and combustion, greenhouse gases and the effects of global climate change. Our customers may also move away from using fossil fuels such as LNG for their power generation needs for reputational or perceived risk-related reasons. These matters represent uncertainties in the operation and management of our business, and could have a material adverse effect on our financial position, results of operations and cash flows.
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
Additionally, the American Convention on Human Rights (“ACHR”), to which Brazil is a party, sets forth rights and freedoms prescribed for all persons, including property rights without discrimination due to race, language, and national or social origin. The ACHR also provides for consultation with indigenous communities regarding activities that may affect the integrity of their land and natural resources. If Brazil’s legal process for consultation and the protection of indigenous rights is challenged under the ACHR and found to be inadequate, it could result in orders or judgments that could ultimately adversely impact our operations. For example, in February 2020, the Interamerican Court of Human Rights (“IACtHR”) found that Argentina had not taken adequate steps, in law or action, to ensure the consulting of indigenous communities and obtaining those communities’ free prior and informed consent for a project impacting their territories. IACtHR further found that Argentina had thus violated the ACHR due to infringements on the indigenous communities’ rights to property, cultural identity, a healthy environment, and adequate food and water by failing to take effective measures to stop harmful, third-party activities on the indigenous communities’ traditional land. As a result, IACtHR ordered Argentina, among other things, to achieve the demarcation and grant of title to the indigenous communities over their territory and the removal of third parties from the indigenous territory. We cannot predict whether this decision will result in challenges regarding the adequacy of existing Brazilian legal requirements related to the protection of indigenous rights, changes to the existing Brazilian government body consultation process, or impact our existing development agreements or negotiations for outstanding development agreements with indigenous communities in the areas in which we operate.
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
In particular, development of offshore operations of natural gas and LNG are subject to extensive environmental, industry, maritime and social regulations. For example, 1the development and operation of our new FLNG facility off the coast of Altamira, State of Tamaulipas, is subject to regulation by Mexico’s Ministry of Energy (Secretaría de Energía) (“SENER”), Mexico's National Hydrocarbon Commission (“CNH”), the National Agency of Industrial Safety and

Environmental Protection of the Hydrocarbons Sector (“ASEA”), among other relevant Mexican regulatory bodies. The laws and regulations governing activities in the Mexican energy sector have undergone significant reformation over the past decade, and the legal regulatory framework continues to evolve as SENER, the CNH and other Mexican regulatory bodies issue new regulations and guidelines as the industry develops. Such regulations are subject to change, so it is possible that SENER, the CNH or other Mexican regulatory bodies may impose new or revised requirements that could increase our operating costs and/or capital expenditures for operations in Mexican offshore waters. In addition, our operations in waters off the coast of Mexico are subject to regulation by ASEA. The laws and regulations governing the protection of health, safety and the environment from activities in the Mexican energy sector are also relatively new, having been significantly reformed in 2013 and 2014, and the legal regulatory framework continues to evolve as ASEA and other Mexican regulatory bodies issue new regulations and guidelines as the industry modernizes and adapts to market changes. Such regulations are subject to change, and it is possible that ASEA or other Mexican regulatory bodies may impose new or revised requirements that could increase our operating costs and/or capital expenditures for operations in Mexican offshore waters.
Moreover, the overall trends are towards more regulations and more stringent requirements which are likely to add to our costs of doing business. For example, IMO regulations limit the sulfur content of fuel oil for ships to 0.5 weight percent starting , thus increasing the cost of fuel and increasing expenses for us. Likewise, the European Union is considering extending its emissions trading scheme to maritime transport to reduce GHG emissions from vessels. We contract with industry leading vessel providers in the LNG market and look for them to take the lead in maintaining compliance with all such requirements, although the terms of our charter agreements may call for us to bear some or all of the associated costs. While we believe we are similarly situated with respect to other companies that charter vessels, we cannot assure you that these requirements will not have a material effect on our business.
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
We conduct business throughout the world, and our business activities and services are subject to various applicable import and export control laws and regulations of the United States and other countries, particularly countries in the Caribbean, Latin America, Europe and the other countries in which we seek to do business. We must also comply with trade and economic sanctions laws, including the U.S. Commerce Department’s Export Administration Regulations and economic and trade sanctions regulations maintained by the U.S. Treasury Department’s Office of Foreign Assets Control. For example, in 2018, U.S. legislation was approved to restrict U.S. aid to Nicaragua and between 2018 and 2022, U.S. and European governmental authorities imposed a number of sanctions against entities and individuals in or associated with the governments of Nicaragua and Venezuela. Following the invasion of Ukraine by Russia in 2022, U.S., European, U.K. and other governmental authorities imposed a number of sanctions against entities and individuals in Russia or connected to Russia, including sanctions specifically targeting the Russian oil and gas industry. Violations of governmental export control and economic sanctions laws and regulations could result in negative consequences to us, including government investigations, sanctions, criminal or civil fines or penalties, more onerous compliance requirements, loss of authorizations needed to conduct aspects of our international business, reputational harm and other adverse consequences. Moreover, it is possible that we could invest both time and capital into a project involving a counterparty who may become subject to sanctions. If any of our counterparties becomes subject to sanctions as a result of these laws and regulations, changes thereto or otherwise, we may face an array of issues, including, but not limited to, (i) having to suspend our development or operations on a temporary or permanent basis, (ii) being unable to recuperate prior invested time and capital or being subject to lawsuits, or (iii) investigations or regulatory proceedings that could be time-consuming and expensive to respond to and which could lead to criminal or civil fines or penalties.
We are also subject to anti-corruption laws and regulations, including the FCPA, the U.K. Bribery Act and local anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits. Some of the jurisdictions in which we currently operate present heightened risks for FCPA issues, such as Nicaragua, Jamaica, Brazil and Mexico. Furthermore, our strategy has been, and continues to be, dependent in part on our ability to expand our operations in additional emerging markets, including in Latin America, Asia and Africa. Efforts to expand our operations in these markets could expose us to additional risks related to anti-corruption laws and regulations. Although we have adopted policies and procedures that are designed to assist us, our officers, directors, employees and other intermediaries in complying with the FCPA and other anti-corruption laws and regulations, developing, implementing and maintaining policies and procedures is a complex endeavor, particularly given the high level of complexity of these laws and regulations. There is no assurance that these policies and procedures have or will work effectively all of the time or protect us against liability under anti-corruption laws and regulations, including the FCPA, for actions taken by our officers, directors, employees and other intermediaries with respect to our business or any businesses that we may acquire, particularly in high risk jurisdictions.

Failure to comply with trade and economic sanctions laws and anti-corruption laws and regulations, including the FCPA, the U.K. Bribery Act and local anti-bribery laws, may subject us to costly and intrusive criminal and civil investigations as well as significant potential criminal and civil penalties and other remedial measures, including changes or enhancements to our procedures, policies and controls, the imposition of an independent compliance monitor, as well as potential personnel changes and disciplinary actions. In addition, non-compliance with such laws could constitute a breach of certain covenants in our commercial or debt agreements, and cross-default provisions in certain of our agreements could mean that an event of default under certain of our commercial or debt agreements could trigger an event of default under our other agreements, including our debt agreements. Any adverse finding against us could also negatively affect our relationship and reputation with current and potential customers. In addition, in certain countries we serve or expect to serve our customers through third-party agents and other intermediaries. On occasion, we also use third-party agents and other intermediaries to assist us in exploring and entering new markets and to retain business. Violations of applicable import, export, trade and economic sanctions, and anti-corruption laws and regulations by these third-party agents or intermediaries may also result in adverse consequences and repercussions to us. The occurrence of any of these events could have a material adverse impact on our business, results of operations, financial condition, reputation, liquidity and future business prospects. The U.S. sanctions and embargo laws and regulations vary in their application, as they do not all apply to the same covered persons or proscribe the same activities, and such sanctions and embargo laws and regulations may change and be amended or strengthened over time.

Any such violation of applicable sanctions, embargo and anti-corruption laws and regulations could result in fines, penalties or other sanctions that could severely impact our ability to access U.S. capital markets and conduct our business. In addition, certain financial institutions may have policies against lending or extending credit to companies that have contracts with U.S. embargoed countries or countries identified by the U.S. government as state sponsors of terrorism, which could adversely affect our ability to access funding and liquidity, our financial condition and prospects.

The swaps regulatory and other provisions of the Dodd-Frank Act and the rules adopted thereunder and other regulations, including EMIR and REMIT, could adversely affect our ability to hedge risks associated with our business and our operating results and cash flows.
We have entered and may in the future enter into futures, swaps and option contracts traded or cleared on the Intercontinental Exchange and the New York Mercantile Exchange or OTC options and swaps with other natural gas merchants and financial institutions. Title VII of the Dodd-Frank Act established federal regulation of the OTC derivatives market and made other amendments to the Commodity Exchange Act that are relevant to our business. The provisions of Title VII of the Dodd-Frank Act and the rules adopted thereunder by the Commodity Futures Trading Commission (the “CFTC”), the SEC and other federal regulators may adversely affect the cost and availability of the swaps that we may use for hedging, including, without limitation, rules setting limits on the positions in certain contracts, rules regarding aggregation of positions, requirements to clear through specific derivatives clearing organizations and trading platforms, requirements for posting of margins, regulatory requirements on swaps market participants. Our counterparties that are also subject to the capital requirements set out by the Basel Committee on Banking Supervision in 2011, commonly referred to as “Basel III,” may increase the cost to us of entering into swaps with them or, although not required to collect margin from us under the margin rules, require us to post collateral with them in connection with such swaps in order to offset their increased capital costs or to reduce their capital costs to maintain those swaps on their balance sheets. Our subsidiaries and affiliates operating in Europe and the Caribbean may be subject to the European Market Infrastructure Regulation (“EMIR”) and the Regulation on Wholesale Energy Market Integrity and Transparency (“REMIT”) as wholesale energy market participants, which may impose increased regulatory obligations, including a prohibition to use or disclose insider information or to engage in market manipulation in wholesale energy markets, and an obligation to report certain data, as well as requiring liquid collateral. These regulations could significantly increase the cost of derivative contracts (including through requirements to post margin or collateral), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against certain risks that we encounter, and reduce our ability to monetize or restructure derivative contracts and to execute our hedging strategies. If, as a result of the swaps regulatory regime discussed above, we were to forgo the use of swaps to hedge our risks, such as commodity price risks that we encounter in our operations, our operating results and cash flows may become more volatile and could be otherwise adversely affected.
We may incur impairments to long-lived assets.
We test our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Significant negative industry or economic trends, decline of our market capitalization, reduced estimates of future cash flows for our business segments or disruptions to our business, or adverse actions by governmental entities, changes to regulation or legislation have in the past and could in the future lead to an impairment charge of our long-lived assets. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. Projections of future operating results and cash flows may vary significantly from results. In addition, if our analysis results in an impairment to our long-lived assets, we may be required to record a charge to earnings in our consolidated financial statements during a period in which such impairment is determined to exist, which may negatively impact our operating results.
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
We are developing a transportation system specifically dedicated to transporting LNG using ISO tank containers and trucks to our customers and facilities. This transportation system may include trucks that we or our affiliates own and operate. Any such operations would be subject to various trucking safety regulations in the various countries where we operate, including those which are enacted, reviewed and amended by the Federal Motor Carrier Safety Administration (“FMCSA”). These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations, driver licensing, insurance requirements, and transportation of hazardous materials. To a large degree, intrastate motor carrier operations are subject to state and/or local safety regulations that mirror federal regulations but also regulate the weight and size dimensions of loads. Any trucking operations would be subject to possible regulatory and legislative changes that may increase our costs. Some of these possible changes include changes in environmental regulations, changes in the hours of service regulations which govern the amount of time a driver may drive or work in any specific period, onboard black box recorder device requirements, requirements to use electric vehicles or limits on vehicle weight and size. In addition to increased costs, fines and penalties, any non-compliance or violation of these regulations, could result in the suspension of our operations, which could have a material adverse effect on our business and consolidated results of operations and financial position.
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
We may not own the land on which our projects are located and are subject to leases, rights-of-ways, easements and other property rights for our operations.
We have obtained long-term leases and corresponding rights-of-way agreements and easements with respect to the land on which various of our projects are located, including the Jamaica Facilities, the pipeline connecting the Montego Bay Facility to the Bogue Power Plant (as defined herein), the Miami Facility, the San Juan Facility and the CHP Plant are situated, facilities in Brazil such as the Garuva-Itapoa pipeline connecting the TBG pipeline to the Sao Francisco do Sul terminal, rights of way to the Petrobras/Transpetro OSPAR oil pipeline facilities, among others. In addition, our operations will require agreements with ports proximate to our facilities capable of handling the transload of LNG direct from our occupying vessel to our transportation assets. We may not own the land on which these facilities are located. As a result, we are subject to the possibility of increased costs to retain necessary land use rights as well as applicable law and regulations, including permits and authorizations from governmental agencies or third parties. If we were to lose these rights or be required to relocate, we would not be able to continue our operations at those sites and our business could be materially and adversely affected. If we are unable to enter into favorable contracts or to obtain the necessary regulatory and land use approvals on favorable terms, we may not be able to construct and operate our assets as anticipated, or at all, which could negatively affect our business, results of operations and financial condition.
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
We are dependent upon the available labor pool of skilled employees for the construction and operation of our facilities and liquefaction facilities, as well as our FSRUs, FLNGs and LNG carriers. We compete with other energy companies and other employers to attract and retain qualified personnel with the technical skills and experience required to construct and operate our infrastructure and assets and to provide our customers with the highest quality service. In addition, the tightening of the labor market due to the shortage of skilled employees may affect our ability to hire and retain skilled employees, impair our operations and require us to pay increased wages. We are subject to labor laws in the jurisdictions in which we operate and hire our personnel, which can govern such matters as minimum wage, overtime, union relations, local content requirements and other working conditions. For example, Brazil and Indonesia, where some of our vessels operate, require we hire a certain portion of local personnel to crew our vessels. Any inability to attract and retain qualified local crew members could adversely affect our operations, business, results of operations and financial condition. In addition, jurisdiction-specific employment, labor, and subcontracting laws may affect contracting strategies and impact construction and operations. A shortage in the labor pool of skilled workers or other general inflationary pressures or changes in applicable laws and regulations, could make it more difficult for us to attract and retain qualified personnel and could require an increase in the wage and benefits packages that we offer, thereby increasing our operating costs. Any increase in our operating costs could materially and adversely affect our business, financial condition, operating results, liquidity and prospects.
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
Our projects are located in the United States (including Puerto Rico), the Caribbean, Brazil, Mexico, Ireland, Nicaragua and other geographies and we have operations and derive revenues from additional markets. Furthermore, part of our strategy consists in seeking to expand our operations to other jurisdictions. As a result, our projects, operations, business, results of operations, financial condition and prospects are materially dependent upon economic, political, social and other conditions and developments in these jurisdictions. Some of these countries have experienced political, security, and social economic instability in the recent past and may experience instability in the future, including changes, sometimes frequent or marked, in energy policies or the personnel administering them, expropriation of property, cancellation or modification of contract rights, changes in laws and policies governing operations of foreign-based companies, unilateral renegotiation of contracts by governmental entities, redefinition of international boundaries or boundary disputes, foreign exchange restrictions or controls, currency fluctuations, royalty and tax increases and other risks arising out of governmental sovereignty over the areas in which our operations are conducted, as well as risks of loss due to acts of social unrest, terrorism, corruption and bribery. For example, in 2019, public demonstrations in Puerto Rico led to the governor’s resignation and the resulting political change interrupted the bidding process for the privatization of PREPA’s transmission and distribution systems. While our operations to date have not been materially impacted by the demonstrations or political changes in Puerto Rico, any substantial disruption in our ability to perform our obligations under any agreements with PREPA and/or Puerto Rico Public - Private Partnerships Authority (P3A) could have a material adverse effect on our financial condition, results of operations and cash flows. Furthermore, we cannot predict how our relationship that one of our subsidiaries, as agent of PREPA, could change their role as operator of PREPA's legacy generation assets. Additionally, PREPA may seek to find alternative power sources or purchase substantially less natural gas from us than what we currently expect to sell to PREPA. In addition, we cannot predict how local sentiment and support for our subsidiaries’ operations in Puerto Rico could change now that Puerto Rico’s power generation systems have been privatized. Should our operations face material local opposition, it could materially adversely affect our ability to perform our obligations under our contracts or could materially adversely impact PREPA or any applicable governmental counterparty’s performance of its obligations to us. The governments in these jurisdictions differ widely with respect to structure, constitution and stability and some countries lack mature legal and regulatory systems. As our operations depend on governmental approval and regulatory decisions, we may be adversely affected by changes in the political structure or government representatives in each of the countries in which we operate. In addition, these jurisdictions, particularly emerging countries, are subject to risk of contagion from the economic, political and social developments in other emerging countries and markets.
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
Affiliates of certain entities controlled by Wesley R. Edens, Randal A. Nardone and affiliates of Fortress Investment Group LLC (“Founder Entities”), together with affiliates of Energy Transition Holdings LLC, hold a majority of the voting power of our stock. In addition, pursuant to the Shareholders’ Agreement, dated as of February 4, 2019, by and among the Company and the respective parties thereto (the “Shareholders’ Agreement”), the Founder Entities currently have the right to nominate a majority of the members of our Board of Directors. Furthermore, the Shareholders’ Agreement provides that the parties thereto will use their respective reasonable efforts (including voting or causing to be voted all of the Company’s voting shares beneficially owned by each) to cause to be elected to the Board, and to cause to continue to be in office the director nominees selected by the Founder Entities. Affiliates of Energy Transition Holdings LLC are parties to the Shareholders’ Agreement and as of December 31, 2023 hold approximately 12.5% of the voting power of our stock. As a result, we are a controlled company within the meaning of the Nasdaq corporate governance standards. Under Nasdaq rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a controlled company and may elect not to comply with certain Nasdaq corporate governance requirements, including the requirements that:
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
As of December 31, 2023, affiliates of the Founder Entities own an aggregate of approximately 87,136,768 shares of Class A common stock, representing approximately 42.5% of our voting power, and affiliates of Energy Transition Holdings LLC, party to the Shareholders' Agreement, own an aggregate of approximately 25,559,846 shares of our Class A common stock, representing approximately 12.5% of the voting power of our Class A common stock. The beneficial ownership of greater than 50% of our voting stock means affiliates of the Founder Entities and Energy Transition Holdings LLC are able to control matters requiring stockholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our Class A common stock will be able to affect the way we are managed or the direction of our business. The interests of these parties with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders, including holders of the Class A common stock.
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
Our Certificate of Incorporation and By-Laws authorize our board of directors to issue preferred stock (including the Series A Convertible Preferred Stock to be issued upon closing of the Barcarena PPA Exchange) without stockholder approval in one or more series, designate the number of stock constituting any series, and fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. If our board of directors elects to issue preferred stock, it could be more difficult for a third party to acquire us. In addition, some provisions of our Certificate of Incorporation and By-Laws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our security holders. These provisions include:
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
We have incurred and may in the future incur or issue debt or issue equity or equity-related securities to finance our operations, acquisitions or investments. Upon our liquidation, lenders and holders of our debt and holders of our preferred stock, such as the Series A Convertible Preferred Stock to be issued upon closing of the Barcarena PPA Exchange, would receive a distribution of our available assets before Class A common stockholders. Any future incurrence or issuance of debt would increase our interest cost and could adversely affect our results of operations and cash flows. We are not required to offer any additional equity securities to existing Class A common stockholders on a preemptive basis. Therefore, additional issuances of Class A common stock, whether directly, through convertible securities, such as the Series A Convertible Preferred Stock, or exchangeable securities (including limited partnership interests in our operating partnership), warrants or options, will dilute the holdings of our existing Class A common stockholders and such issuances, or the perception of such issuances, may reduce the market price of our Class A common stock. Any preferred stock issued by us would likely, and the Series A Convertible Preferred Stock will, have a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to Class A common stockholders. Because our decision to incur or issue additional debt or equity or equity-related securities (other than the Series A Convertible Preferred Stock, which will be issued upon satisfaction of the closing conditions for the Barcarena PPA Exchange) in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. Thus, Class A common stockholders bear the risk that our future incurrence or issuance of debt or issuance of equity or equity-related securities will adversely affect the market price of our Class A common stock.
We may issue preferred stock, the terms of which could adversely affect the voting power or value of our Class A common stock.

Our Certificate of Incorporation and By-Laws authorize us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our Class A common stock in respect of dividends and distributions, as our board of directors may determine. As part of the Barcarena PPA Exchange, we agreed to issue approximately 125,000 shares of the Series A Convertible Preferred Stock upon the satisfaction of the closing conditions for the Barcarena PPA Exchange. The terms of the Series A Convertible Preferred Stock or one or more classes or series of other preferred stock could adversely impact the voting power or value of our Class A common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the Class A common stock. For example, each share of the Series A Convertible Preferred Stock will, if issued, have a liquidation preference of $1,000.
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
Prior to January 2019, there was no public market for our Class A common stock. An active, liquid and orderly trading market for our Class A common stock may not be maintained. Active, liquid and orderly trading markets usually result in less price volatility and more efficiency in carrying out investors’ purchase and sale orders. The market price of our Class A common stock could vary significantly as a result of a number of factors, some of which are beyond our control. In the event of a drop in the market price of our Class A common stock, you could lose a substantial part or all of your investment in our Class A common stock..
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
Tax laws, regulations and treaties are highly complex and subject to interpretation. Consequently, we are subject to changing laws, treaties and regulations in and between the countries in which we operate. Our tax expense is based on our interpretation of the tax laws in effect at the time the expense was incurred. A change in tax laws, regulations, or treaties, or in the interpretation thereof, could result in a materially higher tax expense or a higher effective tax rate on our earnings. Our after-tax profitability could be affected by numerous factors, including the availability of tax credits, exemptions and other benefits to reduce our tax liabilities, changes in the relative amount of our earnings subject to tax in the various jurisdictions in which we operate, the potential expansion of our business into or otherwise becoming subject to tax in additional jurisdictions, changes to our existing businesses and operations, the extent of our intercompany transactions and the extent to which taxing authorities in the relevant jurisdictions respect those intercompany transactions. Our after-tax profitability may also be affected by changes in the relevant tax laws and tax rates, regulations, administrative practices and principles, judicial decisions, and interpretations, in each case, possibly with retroactive effect. For example, the Organization for Economic Cooperation and Development is coordinating negotiations among more than 140 countries with the goal of achieving consensus around substantial changes to international tax policies, including the implementation of a minimum global effective tax rate of 15%. Various countries have implemented the legislation and others may in the future, which could increase our effective tax rate.
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
We are unable to predict the extent to which global pandemics and health crises will negatively affect our operations, financial performance, nor our ability to achieve our strategic objectives. We are also unable to predict how a global pandemic may affect our customers and suppliers.
The COVID-19 pandemic caused economic disruptions in various regions, disruptions in global supply chains, significant volatility and disruption of financial markets and in the price of oil and other commodities. Any future global health crisis or pandemic could make, travel and commercial activity significantly more cumbersome and less efficient compared to pre-pandemic conditions. Because the severity, magnitude and duration of any such crisis or pandemic and its economic consequences are uncertain, rapidly-changing and difficult to predict, its impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategies and initiatives, could be uncertain and difficult to predict. Further, the ultimate impact of any such pandemic or crisis on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that may be taken in response to the pandemic (including restrictions on travel and transport and workforce pressures); the impact of such pandemic or crisis and actions taken in response on global and regional economies, travel, and economic activity; the availability of federal, state, local or non-U.S. funding programs, as well as other monetary and financial policies enacted by governments (including monetary policy, taxation, exchange controls, interest rates, regulation of banking and financial services and other industries, government budgeting and public sector financing); the duration and severity of resurgences of any variants; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the pandemic or crisis subsides. Our operations, financial performance and financial condition could be subjected to a number of operational financial risks in any such future pandemic or crisis. Although the services we provide are generally deemed essential, we may face negative impacts from increased operational challenges based on the need to protect employee health and safety, workplace disruptions and restrictions on the movement of people including our employees and subcontractors, and disruptions to supply chains related to raw materials and goods both at our own facilities, liquefaction facilities and at customers and suppliers. We may also experience a lower demand for natural gas at our existing customers and a decrease in interest from potential customers as a result of the pandemic’s impact on the operations and financial condition of our customers and potential customers, as well as the price of available fuel options, including oil-based fuels as well as strains the pandemic places on the capacity of potential customers to evaluate purchasing our goods and services. We may experience customer requests for potential payment deferrals or other contract modifications and delays of potential or ongoing construction projects due to government guidance or customer requests. Conditions in the financial and credit markets may limit the availability of funding and pose heightened risks to future financings we may require. These and other factors we cannot anticipate could adversely affect our business, financial position and results of operations. It is possible that the longer this period of economic and global supply chain and disruption continues, the greater the uncertainty will be regarding the possible adverse impact on our business operations, financial performance and results of operations.
Item 1B.    Unresolved Staff Comments.
None.
Item 1C.    Cybersecurity.
Risk Management and Strategy
The Company assesses risks from cybersecurity threats, monitors its information systems for potential vulnerabilities and tests those systems pursuant to the Company’s cybersecurity standards, processes and practices, which are integrated into the Company’s overall risk management processes. To protect the Company’s information systems from cybersecurity threats, including those related to third-party service providers, the Company uses various security tools, such as third party vendors that help the Company identify, escalate, investigate, resolve and recover from security incidents in a timely manner. The Company’s cybersecurity procedures and standards are reviewed and overseen by the Company’s cybersecurity group.
The cybersecurity group holds periodic meetings and reviews metrics it deems appropriate, including any incidents and threats, and the current state of cybersecurity issues and threats in the industry. These efforts include developing a threat model that assesses potential damage to the Company’s business and the likelihood of threat. We test the risk prioritization rankings of our threat model with external data about breaches and incidents reported by governmental agencies, including the Cybersecurity and Infrastructure Security Agency and National Security Agency. The Company partners with third parties to assess the effectiveness of our cybersecurity prevention and response systems and processes as needed.
For high priority incidents, the cybersecurity group will manage a risk-appropriate response, which may include the use of third-party vendors to support any investigation, response, and remediation efforts. Updates regarding any incidents are provided to management as appropriate.
During the year ended December 31, 2023, the Company is not aware of any cybersecurity incidents or threats that materially affected our business, results of operations or financial condition.
Governance
Management oversees the Company’s risk management process, including cybersecurity risks, and receives updates regarding any cybersecurity incidents directly from the cybersecurity group as appropriate. The cybersecurity group is led by the Chief Technology Officer, who has over 15 years of experience in information security. Management will evaluate any cybersecurity risks, concerns and issues and determine whether to escalate such issues to the Board or any of its committees. Our Board is responsible for the oversight of management as well as the business and affairs of the Company. In carrying out this responsibility, the Board discusses and receives regular updates on a wide variety of matters affecting the Company.

Risks
Please see the risk factor captioned "Information technology failures and cyberattacks could affect us significantly” in Part I, Item 1A. “Risk Factors” for additional description of cybersecurity risks and potential related impacts on the Company.
Item 3.    Legal Proceedings.
We are not currently a party to any material legal proceedings. From time to time, we may become involved in various legal and regulatory claims and proceedings relating to claims arising out of our operations and activities in the normal course of business. If we become a party to proceedings in the future, we may be unable to predict with certainty the ultimate outcome of such claims and proceedings.
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II
Item 5.    Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Class A common stock is traded on the Nasdaq Global Select Market under the symbol “NFE.” On February 26, 2024, there were eight holders of record of our Class A common stock. This number does not include shareholders whose shares are held for them in “street name” meaning that such shares are held for their accounts by a broker or other nominee. The actual number of beneficial shareholders is greater than the number of holders of record.
Dividends
We declared and paid quarterly dividends of $0.10 per share totaling $81,976 during the year ended December 31, 2023. Additionally, on December 12, 2022, our Board of Directors approved an update to our dividend policy. In connection with the dividend policy update, the Board declared a dividend of $626.3 million, representing $3.00 per Class A share, which was paid in January 2023. Our future dividend policy is within the discretion of our Board of Directors and will depend upon then-existing conditions, including our results of operations and financial condition, capital requirements, business prospects, statutory and contractual restrictions on our ability to pay dividends, including restrictions contained in our debt agreements, and other factors our Board of Directors may deem relevant. In the third quarter of 2023, our Board of Directors reinstated a dividend policy targeting a quarterly dividend of $0.10 per share.
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

Cumulative Total Return Percentage
Company / Index	January 31, 2019(1)	December 2019(2)	December 2020(2)	December 2021(2)	December 2022(2)	December 2023(2)
NFE	100.0%	19.9%	312.4%	88.0%	233.6%	225.4%
S&P 500	100.0%	21.7%	44.1%	85.4%	51.8%	91.7%
iShares Global Clean Energy ETF Index ("ICLN")	100.0%	25.6%	203.8%	130.3%	117.9%	73.5%
Energy Select Sector SPDR Fund ("XLE")	100.0%	0.5%	(32.2)%	4.0%	70.7%	69.6%
Vanguard Energy ETF ("VDE")	100.0%	-2.2%	(34.5)%	2.3%	66.6%	66.6%
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
The comparison of the years ended December 31, 2022 and 2021 can be found in our Annual Report on Form 10-K for the year ended December 31, 2022 located within “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Overview
We are a global energy infrastructure company founded to help address energy poverty and accelerate the world’s transition to reliable, affordable, and clean energy. We own and operate natural gas and liquefied natural gas ("LNG") infrastructure and an integrated fleet of ships and logistics assets to rapidly deliver turnkey energy solutions to global markets; additionally, we have expanded our focus to building our modular LNG manufacturing business. Our near-term mission is to provide modern infrastructure solutions to create cleaner, reliable energy while generating a positive economic impact worldwide. Our long-term mission is to become one of the world’s leading companies providing power free from carbon emissions by leveraging our global portfolio of integrated energy infrastructure. We discuss this important goal in more detail in this Annual Report, “Items 1 and 2: Business and Properties” under “Sustainability—Toward a Low Carbon Future.”
Our chief operating decision maker makes resource allocation decisions and assesses performance on the basis of two operating segments, Terminals and Infrastructure and Ships.
Our Terminals and Infrastructure segment includes the entire production and delivery chain from natural gas procurement and liquefaction to logistics, shipping, facilities and conversion or development of natural gas-fired power generation. We currently source LNG from long-term supply agreements with third-party suppliers and from our own liquefaction facility in Miami, Florida. Upon the completion of commissioning in 2024, we expect to begin to source a portion of our LNG from our modular liquefaction facilities, which we refer to as "Fast LNG" or "FLNG." The Terminals and Infrastructure segment includes all terminal operations in Jamaica, Puerto Rico, Mexico and Brazil, as well as vessels utilized in our terminal or logistics operations. We centrally manage our LNG supply and the deployment of our vessels utilized in our terminal or logistics operations, which allows us to optimally manage our LNG supply and fleet.
Our Ships segment includes all vessels which are leased to customers under long-term arrangements. The Company’s investment in Energos (defined below) is also included in the Ships segment. Over time, we expect to utilize these vessels in our own terminal operations as charter agreements for these vessels expire.

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
Montego Bay Facility
The Montego Bay Facility serves as our supply hub for the north side of Jamaica, providing natural gas to JPS to fuel the 145MW Bogue power plant in Montego Bay, Jamaica ("Bogue Power Plant"). Our Montego Bay Facility commenced commercial operations in October 2016 and is capable of processing up to 60,000 MMBtu of LNG per day and features approximately 7,000 cubic meters of onsite storage. The Montego Bay Facility also consists of an ISO loading facility that can transport LNG to numerous on-island industrial users.
Old Harbour Facility
The Old Harbour Facility is an offshore facility consisting of an FSRU that is capable of processing up to 750,000 MMBtus from LNG per day. The Old Harbour Facility commenced commercial operations in June 2019 and supplies natural gas to the 190MW Old Harbour power plant (“Old Harbour Power Plant”) operated by SJPC. The Old Harbour Facility is also supplying natural gas to our dual-fired combined heat and power facility in Clarendon, Jamaica (“CHP Plant”). The CHP Plant supplies electricity to JPS under a long-term agreement. The CHP Plant also provides steam to Jamalco under a long-term take-or-pay agreement. The Old Harbour Facility also supplies gas directly to Jamalco to utilize in their gas-fired boilers.
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
In the first and second quarters of 2023, we entered into agreements with Weston Solutions, Inc. ("Weston") for the installation and operation of approximately 350MW of additional power to be generated at the Palo Seco Power Plant and San Juan Power Plant in Puerto Rico as well as the supply of natural gas and ADO. Weston has been contracted by the U.S. Army Corps of Engineers to support the island’s grid stabilization project with additional power capacity to enable maintenance and repair work on Puerto Rico’s power system and grid. We commissioned 150MW of duel-fuel power generation using our gas supply in the second quarter of 2023, and the remaining 200MW was commissioned in September 2023.
In the first quarter of 2023, our wholly-owned subsidiary, Genera PR LLC ("Genera"), was awarded a 10-year contract for the operation and maintenance of PREPA’s thermal generation assets with the goal of reducing costs and improving reliability of power generation in Puerto Rico. We receive an annual management fee and are eligible for performance-based incentive fees, beginning after the service period under the contract commenced on July 1, 2023.
La Paz Facility
In the fourth quarter of 2021, we began commercial operations at the Port of Pichilingue in Baja California Sur, Mexico (the “La Paz Facility”). The La Paz Facility also supplies our gas-fired power units located adjacent to the La Paz Facility (the “La Paz Power Plant”) and could have a maximum capacity of up to 135MW of power. We placed the La Paz Power Plant into service in the third quarter of 2023.
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
Our LNG Supply and Cargo Sales
NFE provides reliable, affordable and clean energy supplies to customers around the world that we plan to satisfy through the following sources: 1) our current contractual supply commitments; 2) additional LNG supply contracts expected to commence in 2027; 3) our Miami Facility; and 4) supply from our own Fast LNG production. We have secured commitments to purchase and receive physical delivery of LNG volumes for 100% of our expected committed volumes for each of our downstream terminals inclusive of our Montego Bay Facility, Old Harbour Facility, San Juan Facility, La Paz Facility, Puerto Sandino Facility, Barcarena Facility and Santa Catarina Facility. Additionally, we have binding contracts for LNG volumes from two separate U.S. LNG facilities, each with a 20-year term, which are expected to commence in 2027. Finally, we plan to commence production from our first Fast LNG facility upon the completion of commissioning in 2024. We plan to expand that capacity when additional Fast LNG units come online over the next two years.
Natural gas and LNG markets have experienced unprecedented price volatility in recent years. The majority of our LNG supply contracts are based on a natural gas-based index, Henry Hub, plus a contractual spread. We limit our exposure to fluctuations in natural gas prices as our pricing in contracts with customers is largely based on the Henry Hub index price plus a fixed fee component. Additionally, with our own Fast LNG production, we plan to further mitigate our exposure to variability in LNG prices. In 2022 and 2023, our revenue and results of operations have benefited from selling cargos into the global LNG market. As FLNG facilities commence production, our long-term strategy is to sell substantially all cargos produced to customers on a long-term, take-or-pay basis through our downstream terminals.
Our Current Operations – Ships
Our Ships segment includes Floating Storage and Regasification Units ("FSRUs"), Floating Storage Units ("FSUs") and LNG carriers ("LNGCs"), which are leased to customers under long-term arrangements. At the expiration of third party charters of vessels owned by Energos Infrastructure (“Energos”), an entity formed in 2022 and described in more detail below, we have chartered these vessels for our own operational purposes. The results of operations of vessels utilized in our terminal operations are reflected in the Terminals and Infrastructure segment.
In August 2022, we completed a transaction (the “Energos Formation Transaction”) with an affiliate of Apollo Global Management, Inc., pursuant to which we transferred ownership of 11 vessels to Energos in exchange for approximately $1.85 billion in cash and a 20% equity interest in Energos. Ten of the vessels were subject to current or future charters with NFE and one vessel (the Nanook) was not subject to a future NFE charter. The in-place and future charters to NFE of ten vessels prevent the recognition of the sale of those vessels to Energos, and the proceeds associated with these vessels have been treated as a failed sale leaseback. As a result, these ten vessels continue to be recognized on our Consolidated Balance Sheets as Property, plant and equipment, and the proceeds are recognized as debt. Consistent with this treatment as a failed sale leaseback, (i) the third party charter revenues continue to be recognized by us as Vessel charter revenue; (ii) the costs of operating the vessels is included in Vessel operating expenses for the remaining terms of the third-party charters and (iii) such revenues are included as part of debt service for the sale leaseback financing debt and are included in additional financing costs within Interest expense, net. In February 2024, we sold substantially all of our stake in Energos.
Our Development Projects
Our projects currently under development include our development of a series of modular liquefaction facilities to provide a source of low-cost supply of LNG to customers around the world through our Fast LNG technologies; our LNG terminal facility and power plant in Puerto Sandino, Nicaragua (“Puerto Sandino Facility”); our LNG terminal (“Barcarena Facility”) and power plant (“Barcarena Power Plant”) located in Pará, Brazil; our LNG terminal located on the southern coast of Brazil ("Santa Catarina Terminal"); our LNG terminal (“Ireland Facility”) and power plant in Ireland; and our first green hydrogen project ("ZeroPark I"). We are also in active discussions to develop projects in multiple regions around the world that may have significant demand for additional power, LNG and natural gas, although there can be no assurance that these discussions will result in additional contracts or that we will be able to achieve our target revenue or results of operations.
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
Fast LNG
We are currently developing multiple modular liquefaction facilities to provide a source of low-cost supply of LNG to customers around the world. We have designed and are constructing liquefaction facilities for our growing customer base that we believe are both faster and more economical to construct than many traditional liquefaction solutions. Our initial “Fast LNG,” or “FLNG,” design pairs advancements in modular, midsize liquefaction technology with jack up rigs, semi-submersible rigs or similar marine floating infrastructure to enable a lower cost and faster deployment schedule than other greenfield alternatives. Semi-permanently moored floating storage unit(s) (FSUs) will provide LNG storage alongside the floating liquefaction infrastructure, which can be deployed anywhere there is abundant and stranded natural gas. As noted below, we are also in discussions with CFE to utilize our FLNG design in an onshore application.
Our initial Fast LNG units are being constructed at the Kiewit Offshore Services shipyard near Corpus Christi, Texas. The Kiewit facility specializes in the fabrication and integration of offshore projects. In partnership with Kiewit, we believe we have established an efficient and repeatable process to reduce cost and time to build incremental liquefaction capacity. Our first Fast LNG unit has been deployed offshore to Altamira, Mexico, and we expect to deploy additional units over the next two years.
We plan to deploy several Fast LNG units at different locations around the world and describe our currently planned projects below.
Altamira
In the first quarter of 2023, we executed an agreement, which includes conditions to effectiveness that have not been satisfied, with CFE to supply natural gas for one FLNG unit located off the coast of Altamira, Tamaulipas, Mexico. The 1.4 million ton per annum (“MTPA”) FLNG unit will utilize CFE’s firm pipeline transportation capacity on the Sur de Texas-Tuxpan Pipeline to receive feedgas volumes. Our first FLNG unit has been installed and connected to the gas pipeline at Altamira, and we are in the process of commissioning the project.
We have also entered into a non-binding MOU with CFE to develop and operate an onshore liquefied natural gas terminal with up to four 1.4 MTPA FLNG units. The terminal is to be located at the existing Altamira LNG import facility and would source feedgas from the Sur de Texas-Tuxpan Pipeline. The Altamira onshore LNG facility is a world class import facility that will be converted to export LNG similar to other gulf coast regasification terminals. Existing infrastructure at the facility includes two 150,000m3 storage tanks, deepwater marine berth and access to local gas and power networks.
Louisiana
In addition, we are considering a plan to install up to two FLNG units approximately 16 nautical miles off the southeast coast of Grand Isle, Louisiana. We have filed applications with the U.S. Maritime Administration ("MARAD") and the U.S. Coast Guard to obtain our deepwater port license application for this facility which remain subject to review and approval as described under “Risk Factors—Risks Related to Our Business—Failure to obtain and maintain permits, approvals and authorizations from governmental and regulatory agencies and third parties on favorable terms could impede operations and construction.” If constructed, the facility would be capable of exporting up to approximately 145 billion cubic feet of natural gas per year, equivalent to approximately 2.8 MTPA of LNG.
Lakach

We have been in discussions with Petróleos Mexicanos (“Pemex”) to form a long-term strategic partnership to develop the Lakach deepwater natural gas field for Pemex to supply natural gas to Mexico's onshore domestic market and for NFE to produce LNG for export to global markets. Our initial agreements were terminated in the fourth quarter of 2023, however, NFE continues to be in active discussions with Pemex to develop or monetize an offshore project.
Puerto Sandino Facility
We are developing an offshore liquefied natural gas receiving and storage facility off the coast of Puerto Sandino, Nicaragua, as well as an onshore regasification facility. We have entered into a 25-year PPA with Nicaragua’s electricity distribution companies, and we expect to utilize approximately 57,000 MMBtu from LNG per day to provide natural gas to the Puerto Sandino Power Plant in connection with the 25-year power purchase agreement. As part of our long-term partnership with the local utility, we are evaluating solutions to optimize power generation efficiency and allow for additional electrical capacity in a market that is underserved. We expect to complete this optimization in 2024.
Barcarena Facility
The Barcarena Facility consists of an FSRU and associated infrastructure, including mooring and offshore and onshore pipelines. The Barcarena Facility is capable of processing over one million MMBtu from LNG per day and storing up to 160,000 cubic meters of LNG. We have entered into a 15-year gas supply agreement with a subsidiary of Norsk Hydro ASA for the supply of natural gas to the Alunorte Alumina Refinery in Pará, Brazil, through our Barcarena Facility. We substantially completed our Barcarena Facility in 2022 and expect to commence operations, including delivery to the Alunorte Alumina Refinery in the first half of 2024.
The Barcarena Facility will also supply our new 630MW combined cycle thermal power plant to be located in Pará, Brazil (the “Barcarena Power Plant”). The power plant is fully contracted under multiple 25-year power purchase agreements to supply electricity to the national electricity grid. We expect to complete the Barcarena Power Plant and begin delivering power to nine committed offtakers for 25 years beginning in 2025.
In the fourth quarter of 2023, we entered into an agreement to acquire a 1.6GW PPA in exchange for newly issued 5% NFE redeemable Series A Convertible Preferred Stock, the closing of which remains subject to customary closing conditions, including regulatory approval for the transfer of the PPA. NFE has applied to transfer the 1.6 GW PPA to a site owned by NFE that is adjacent to the Barcarena Facility, where NFE will build a power plant to supply the PPA using gas from the Barcarena Facility. We expect to begin delivering electricity under the acquired PPA in July 2026.
We have financed the development of the Barcarena Power Plant pursuant to a financing agreement. For information on this financing agreement, see “—Long-Term Debt and Preferred Stock” in this Annual Report.
Santa Catarina Facility
The Santa Catarina Facility is located on the southern coast of Brazil and consists of an FSRU with a processing capacity of approximately 500,000 MMBtu from LNG per day and LNG storage capacity of up to 138,000 cubic meters. We are developing a 33-kilometer, 20-inch pipeline that will connect the Santa Catarina Facility to the existing inland Transportadora Brasileira Gasoduto Bolivia-Brasil S.A. (“TBG”) pipeline via an interconnection point in the municipality of Garuva. The Santa Catarina Facility and associated pipeline are expected to have a total addressable market of 15 million cubic meters per day. We expect to complete our Santa Catarina Facility and commence operations in the first half of 2024.
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

ZeroParks
In 2020, we formed our Zero division to develop and operate facilities that produce clean hydrogen in an environmentally sustainable manner, and to invest in emerging technologies that enable the production of clean hydrogen to be more efficient and scalable. Our business plan is to build a portfolio of clean hydrogen production sites, each referred to as a ZeroPark, in key regions throughout the United States, utilizing the most efficient and reliable electrolyzer technologies.
Our first clean hydrogen project, known as ZeroPark I, is located in Beaumont, Texas. The ZeroPark I facility is sited within a 10-mile radius of the two largest refineries in the western hemisphere and numerous petrochemical manufacturers, many of which require significant amounts of hydrogen for their businesses. ZeroPark I, as planned, could use up to 200 MW of power, constructed in two distinct phases, each using 100 MW of electrolysis technology. In total, ZeroPark I is expected to produce up to 86,000 kg of clean hydrogen per day, or approximately 31,000 TPA. We have commenced design, engineering and permitting for ZeroPark I and expect to commence operations on the first phase in the first half of 2025. Additionally, we have secured a binding offtake commitment for the clean hydrogen produced at ZeroPark I. Once completed, we expect our Beaumont Facility to be the largest green hydrogen plant in the United States.
Recent Developments
On February 14, 2024, we completed a transaction to sell substantially all of our stake in Energos, receiving proceeds of approximately $136.4 million. As a result of the transaction, we recognized an other than temporary impairment of our investment in Energos of $5.3 million for the year ended December 31, 2023, and this loss was recognized in Income (loss) from equity method investments in the Consolidated Statements of Operations and Comprehensive Income.
On February 28, 2024, we entered into a commitment letter for the Company to receive $700 million in financing secured by our onshore FLNG project in Altamira, Mexico as well as the collateral securing the 2025 Notes and the 2026 Notes. The commitment letter is subject to the finalization of a credit agreement and customary closing conditions. The proceeds will be used to complete our onshore FLNG project in Altamira.
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
On July 18, 2023, we filed for an amendment to the March 19, 2021 and July 15, 2021 FERC orders allowing the continued operation of the San Juan Facility during the pendency of the formal application to allow us to construct and interconnect 220 feet of incremental 10-inch pipeline needed to supply natural gas for temporary power generation solicited through the Puerto Rico Power Stabilization Task Force. On July 31, 2023, FERC issued an order stating that it would not take action to prevent the construction and operation of the pipeline and interconnect and on January 30, 2024, FERC reaffirmed the order allowing the construction and operation to continue.
Factors Impacting Comparability of Our Financial Results
Our historical results of operations and cash flows are not indicative of results of operations and cash flows to be expected in the future, principally for the following reasons:
•Our historical financial results do not reflect our Fast LNG solution that will lower the cost of our LNG supply. We currently purchase the majority of our supply of LNG from third parties, sourcing approximately 99% of our

LNG volumes from third parties for the year ended December 31, 2023. We anticipate that the deployment of Fast LNG liquefaction facilities will significantly lower the cost of our LNG supply and reduce our dependence on third-party suppliers. We expect to deploy our first Fast LNG unit upon the completion of commissioning in 2024.
•Our historical financial results do not include significant projects that have recently been completed or are near completion. Our results of operations for the year ended December 31, 2023 include our Montego Bay Facility, Old Harbour Facility, San Juan Facility, certain industrial end-users and our Miami Facility. We have placed our La Paz Facility in service in 2021, and in the third quarter of 2023, we placed the La Paz Power Plant into service. We have executed agreements to extend and amend our supply of natural gas to multiple CFE power generation facilities in Baja California Sur, and as such, our revenue and results of operations have begun to be impacted by our operations in Mexico. We are also continuing to develop our Puerto Sandino Facility, Barcarena Facility, Santa Catarina Facility and Ireland Facility, and our current results do not include revenue and operating results from these projects.
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
•Our historical financial results include the results from our investments in the common units of Hilli LLC and CELSEPAR. On March 15, 2023, we completed a transaction with Golar LNG Limited (“GLNG”) for the sale of our investment in the common units of Hilli LLC (“Hilli Common Units”), disponent owner and operator of the Hilli Episeyo (the “Hilli”) through its subsidiary Golar Hilli Corporation, in exchange for approximately 4.1 million NFE shares and $100 million in cash (the "Hilli Exchange"). In the fourth quarter of 2022, we sold our interest in Centrais Elétricas de Sergipe Participações S.A. (“CELSEPAR”), the indirect owner of the Sergipe Power Plant in Brazil. As a result of these transactions, we no longer have any ownership interest in either the Hilli or the Sergipe Power Plant, and their results will no longer be included in NFE's results of operations.

Results of Operations – Three Months Ended December 31, 2023 compared to Three Months Ended September 30, 2023 and Year Ended December 31, 2023 compared to Year Ended December 31, 2022
Performance of our two segments, Terminals and Infrastructure and Ships, is evaluated based on Segment Operating Margin. Segment Operating Margin reconciles to Consolidated Segment Operating Margin as reflected below, which is a non-GAAP measure. We reconcile Consolidated Segment Operating Margin to GAAP Gross margin, inclusive of depreciation and amortization. Consolidated Segment Operating Margin is mathematically equivalent to Revenue minus Cost of sales (excluding depreciation and amortization reflected separately) minus Operations and maintenance minus Vessel operating expenses, each as reported in our financial statements. We believe this non-GAAP measure, as we have defined it, offers a useful supplemental measure of the overall performance of our operating assets in evaluating our profitability in a manner that is consistent with metrics used for management’s evaluation of the overall performance of our operating assets.
Consolidated Segment Operating Margin is not a measurement of financial performance under GAAP and should not be considered in isolation or as an alternative to Gross margin, income from operations, net income, cash flow from operating activities or any other measure of performance or liquidity derived in accordance with GAAP. As Consolidated Segment Operating Margin measures our financial performance based on operational factors that management can impact in the short-term, items beyond the control of management in the short term, such as depreciation and amortization are excluded. As a result, this supplemental metric affords management the ability to make decisions and facilitates measuring and achieving optimal financial performance of our current operations. The principal limitation of this non-GAAP measure is that it excludes significant expenses and income that are required by GAAP. A reconciliation is provided for the non-GAAP financial measure to the most directly comparable GAAP measure, Gross margin. Investors are encouraged to review the related GAAP financial measures and the reconciliation of the non-GAAP financial measure to our Gross margin, and not to rely on any single financial measure to evaluate our business.
The tables below present our segment information for the three months ended December 31, 2023 and September 30, 2023, and for the year ended December 31, 2023 and December 31, 2022:

	Three Months Ended December 31, 2023
(in thousands of $)	Terminals and Infrastructure(1)	Ships(2)	Total Segment	Consolidation and Other(3)	Consolidated
Total revenues	$695,068	$63,290	$758,358	$—	$758,358
Cost of sales(4)	$259,976	—	259,976	(1,491)	258,485
Vessel operating expenses(5)	—	9,092	9,092	—	9,092
Operations and maintenance(5)	$61,938	—	61,938	—	61,938
Segment Operating Margin	$373,154	$54,198	$427,352	$1,491	$428,843

Three Months Ended December 31, 2023
(in thousands of $)	Consolidated
Gross margin (GAAP)	$366,679
Depreciation and amortization	62,164
Consolidated Segment Operating Margin (Non-GAAP)	$428,843

	Three Months Ended September 30, 2023
(in thousands of $)	Terminals and Infrastructure(1)	Ships(2)	Total Segment	Consolidation and Other(3)	Consolidated
Total revenues	$447,905	$66,557	$514,462	$—	$514,462
Cost of sales(4)	208,683	—	208,683	(423)	208,260
Vessel operating expenses(5)	—	11,613	11,613	—	11,613
Operations and maintenance(5)	44,479	—	44,479	—	44,479
Segment Operating Margin	$194,743	$54,944	$249,687	$423	$250,110

Three Months Ended September 30, 2023
(in thousands of $)	Consolidated
Gross margin (GAAP)	$201,440
Depreciation and amortization	48,670
Consolidated Segment Operating Margin (Non-GAAP)	$250,110

	Year Ended December 31, 2023
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(4)	Consolidated
Total revenues	$2,141,085	$293,605	$2,434,690	$(21,394)	$2,413,296
Cost of sales(4)	764,828	—	764,828	112,623	877,451
Vessel operating expenses(5)	—	51,387	51,387	(5,948)	45,439
Operations and maintenance(5)	166,785	—	166,785	—	166,785
Segment Operating Margin	$1,209,472	$242,218	$1,451,690	$(128,069)	$1,323,621

Year Ended December 31, 2023
(in thousands of $)	Consolidated
Gross margin (GAAP)	$1,136,297
Depreciation and amortization	187,324
Consolidated Segment Operating Margin (Non-GAAP)	$1,323,621

	Year Ended December 31, 2022
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(4)	Consolidated
Total revenues	$2,168,565	$444,616	$2,613,181	$(244,909)	$2,368,272
Cost of sales(4)	1,142,374	—	1,142,374	(131,946)	1,010,428
Vessel operating expenses(5)	—	90,544	90,544	(27,026)	63,518
Operations and maintenance(5)	129,970	—	129,970	(24,170)	105,800
Segment Operating Margin	$896,221	$354,072	$1,250,293	$(61,767)	$1,188,526

Year Ended December 31, 2022
(in thousands of $)	Consolidated
Gross margin (GAAP)	$1,045,886
Depreciation and amortization	142,640
Consolidated Segment Operating Margin (Non-GAAP)	$1,188,526

(1)Prior to the completion of the sale of our ownership interest in CELSEPAR, Terminals and Infrastructure included our effective share of revenues, expenses and operating margin attributable to our 50% ownership of CELSEPAR. Terminals and Infrastructure does not include the unrealized mark-to-market gains on derivative instruments of $1.5 million and $0.4 million for the three months ended December 31, 2023 and September 30, 2023, respectively. The segment measure also excludes losses and gains of $106.4 million and $106.1 million for the years ended December 31, 2023 and 2022, respectively, reported in Cost of sales.
(2)Prior to the Hilli Exchange, Ships included our effective share of revenues, expenses and operating margin attributable to our 50% ownership of the Hilli Common Units.
(3)Consolidation and Other adjusts for the inclusion of the effective share of revenues, expenses and operating margin attributable to our 50% ownership of CELSEPAR and Hilli Common Units in our segment measure prior to the disposition of these investments, the exclusion of the unrealized mark-to-market gain or loss on derivative instruments and the exclusion of non-capitalizable contract acquisition costs.

(4)Cost of sales is presented exclusive of costs included in Depreciation and amortization in the Consolidated Statements of Operations and Comprehensive Income.
(5)Operations and maintenance and Vessel operating expenses are directly attributable to revenue-producing activities of our terminals and vessels and are included in the calculation of Gross margin as defined under GAAP.
Terminals and Infrastructure Segment

	Three Months Ended,
(in thousands of $)	December 31, 2023	September 30, 2023	Change
Total revenues	$695,068	$447,905	$247,163
Cost of sales (exclusive of depreciation and amortization)	$259,976	208,683	51,293
Operations and maintenance	61,938	44,479	17,459
Segment Operating Margin	$373,154	$194,743	$178,411

	Year Ended,
(in thousands of $)	December 31, 2023	December 31, 2022	Change
Total revenues	$2,141,085	$2,168,565	$(27,480)
Cost of sales (exclusive of depreciation and amortization)	764,828	1,142,374	(377,546)
Operations and maintenance	166,785	129,970	36,815
Segment Operating Margin	$1,209,472	$896,221	$313,251
Total revenue
Total revenue for the Terminals and Infrastructure Segment increased by $247.2 million for the three months ended December 31, 2023 as compared to the three months ended September 30, 2023. The increase was primarily driven by additional volumes delivered in Puerto Rico, and increases to the Henry Hub index that forms a portion of the pricing to invoice most of our downstream customers in this segment.
•Volumes delivered to downstream terminal customers increased from 20.1 TBtus in the third quarter of 2023 to 22.2 TBtu in the fourth quarter of 2023. We continue to support the grid stabilization project in Puerto Rico, and we recognized a full quarter of operations for our San Juan Power Plant during the fourth quarter; we completed the commissioning of these additional power assets at the San Juan Power Plant in September 2023. We also realize higher margins for volumes delivered at the temporary power plants at Palo Seco and San Juan, and our segment operating margin in the fourth quarter benefited from delivering additional volumes to these projects.
•The average Henry Hub index pricing used to invoice our downstream customers increased by 13% for the three months ended December 31, 2023 as compared to the three months ended September 30, 2023.
Total revenue for the Terminals and Infrastructure Segment decreased by $27.5 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The decrease was primarily driven by lower LNG cargo sales, no pro rata share of revenue from our former investment in CELSEPAR and a reduction in the Henry Hub index that forms a portion of the pricing to invoice most of our customers in this segment. The decrease in revenue was partially offset by increased revenue from sales to downstream terminal customers.
The decrease in revenue in the year ended December 31, 2023 when compared to the year ended December 31, 2022 was primarily attributable to the following:
•LNG cargo sales to third parties decreased by $557.4 million for the year ended December 31, 2023, decreasing from $1,175.9 million for the year ended December 31, 2022 to $618.5 million for the year ended December 31,

2023. In the second half of 2023, we utilized all LNG purchased under our long-term supply contracts for sales to our downstream terminal customers.
•After the completion of the sale of our investment in CELSEPAR in the fourth quarter of 2022, we no longer recognize revenue from this investment in our segment measure. Our share of revenue from CELSEPAR was $148.3 million for the year ended December 31, 2022, which was primarily comprised of fixed capacity payments received under related PPAs.
•The average Henry Hub index pricing used to invoice our downstream customers decreased by 59% for the year ended December 31, 2023 as compared to the year ended December 31, 2022.
Such decrease was offset by increases to revenue in the year ended December 31, 2023 when compared to the year ended December 31, 2022, due to the following:
•Volumes delivered to downstream customers were 68.3 TBtu for the year ended December 31, 2023 as compared to 39.5 TBtu for the year ended December 31, 2022, and these increased volumes were primarily attributable to our operations in Puerto Rico, Jamaica and Mexico.
•In the prior year, maintenance activities significantly lowered consumption at our facilities; there was no significant maintenance downtime during 2023. The maintenance downtime in the prior year was across our facilities, including downtime at our CHP Plant for unplanned maintenance, downtime at our Montego Bay Facility due to a reconfiguration of our assets required by the Port of Montego Bay and maintenance at PREPA's San Juan Power Plant. Volumes delivered across from these facilities increased by 13.5 TBtu as compared to the year ended December 31, 2022.
•In May 2023, we began to support the grid stabilization project in Puerto Rico, commissioning power generation assets at the Palo Seco Power Plant. In September 2023, we finished commissioning additional power generation assets at the San Juan Power Plant. We have delivered 13.3 TBtu at a higher margin at these power plants during the year ended December 31, 2023.
Cost of sales
Cost of sales includes the procurement of feedgas or LNG, as well as shipping and logistics costs to deliver LNG or natural gas to our facilities. Our LNG and natural gas supply are purchased from third parties or converted in our Miami Facility. Costs to convert natural gas to LNG, including labor, depreciation and other direct costs to operate our Miami Facility are also included in Cost of sales. Starting in the third quarter of 2023, our subsidiary, Genera, began to provide operations and maintenance services to PREPA's thermal generation assets, and cost to provide these services is included in Cost of sales. Under our contract with PREPA, we pass all of these costs onto PREPA, and such billings are recognized as revenue.
Cost of sales increased $51.3 million for the three months ended December 31, 2023 as compared to the three months ended September 30, 2023.
•Cost of LNG purchased from third parties for sale to our downstream customers increased by $25.7 million for the three months ended December 31, 2023 as compared to the three months ended September 30, 2023. The increase was primarily attributable to a 10% increase in volumes delivered compared to the three months ended September 30, 2023. The weighted-average cost of LNG purchased from third parties for sale to our customers increased from $6.78 per MMBtu for the three months ended September 30, 2023 to $7.08 per MMBtu for the three months ended December 31, 2023
•We also incurred additional costs of $19.6 million to make reimbursable improvements to our assets that are utilized as part of the Puerto Rican grid stabilization project. The reimbursement of these costs has been recognized as Other revenue.
Cost of sales decreased by $377.5 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022.

•We incurred decreased cost of LNG purchased from third parties for LNG cargo sales of $310.3 million during the year ended December 31, 2023.
•During the year ended December 31, 2023, realized gains of $139.1 million from the settlement of commodity swap transactions, entered into as an economic hedge to reduce the market risks associated with commodity prices, were included as reduction of cost of sales. For segment performance measures, unrealized mark to market gains and losses are excluded until settled.
•Cost of sales for the year ended December 31, 2022 included $28.6 million of our share of cost of sales from our investment in CELSEPAR, which was primarily comprised of LNG costs to fuel a power plant owned by CELSEPAR.
•We incurred increased cost of LNG purchased from third parties for sale to our downstream customers of $48.0 million during the year ended December 31, 2023 due to increased volumes delivered; we delivered 74% more volumes to our downstream terminal customers in the current period as compared to the year ended December 31, 2022. While we delivered significantly more volumes to our downstream customers, our pricing to purchase LNG for delivery to such customers was substantially lower, decreasing to $7.23 per MMBtu for the year ended December 31, 2023 from $10.84 per MMBtu for the year ended December 31, 2022.
•We recognized additional payroll and other operating costs of $35.6 million to provide services under Genera's operations and maintenance contract.
The weighted-average cost of our LNG inventory balance to be used in our operations as of December 31, 2023 and December 31, 2022 was $7.33 per MMBtu and $10.42 per MMBtu, respectively.
Operations and maintenance
Operations and maintenance includes costs of operating our facilities, exclusive of costs to convert that are reflected in Cost of sales.
Operations and maintenance increase by $17.5 million for the three months ended December 31, 2023 as compared to the three months ended September 30, 2023, which was primarily related to additional vessel costs incurred in our terminal operations as costs related to the Winter and Princess are recognized in our terminal costs following the conclusion of these vessels long-term charters.
Operations and maintenance increased by $36.8 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022, which was attributable to the following activity:
•In 2023, we leased turbines to generate power at the Palo Seco Power Plant as part of the grid stabilization project in Puerto Rico. We also undertook activities to ensure that we have LNG supply available for our expanded Puerto

Rican operations, including leasing berth space to place a storage vessel to service Puerto Rico, increasing operations and maintenance costs when compared to the prior year.
•These increases were partially offset by the exclusion of our share of Operations and maintenance from the investment in CELSEPAR; after the sale of our investment in CELSEPAR in the fourth quarter of 2022, we do not include these costs during the year ended December 31, 2023.
Ships Segment

	Three Months Ended,
(in thousands of $)	December 31, 2023	September 30, 2023	Change
Total revenues	$63,290	$66,557	$(3,267)
Vessel operating expenses	9,092	11,613	(2,521)
Segment Operating Margin	$54,198	$54,944	$(746)

	Year Ended,
(in thousands of $)	December 31, 2023	December 31, 2022	Change
Total revenues	$293,605	$444,616	$(151,011)
Vessel operating expenses	51,387	90,544	(39,157)
Segment Operating Margin	$242,218	$354,072	$(111,854)
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
On March 15, 2023, we completed the "Hilli Exchange. In the fourth quarter of 2022, we recognized a loss on the investment in Hilli LLC of $118.6 million; this loss was recognized in Loss from equity method investments in the Consolidated Statements of Operations and Comprehensive Income. Upon completion of the Hilli Exchange during the first quarter of 2023, we recognized an additional loss on disposal of $37.4 million, which was included in Other expense (income), net. As a result of the Hilli Exchange we no longer have an ownership interest in the Hilli. NFE shares received from GLNG were cancelled upon the closing of the Hilli Exchange.
As of December 31, 2023, three FSRUs and one LNG carrier were leased to customers under long-term arrangements. In July 2023, we sold the vessel Spirit for a total consideration of $15.8 million resulting in a gain of $7.8 million. The gain on sale is included in Gain on sale of assets, net in the Consolidated Statements of Operations and Comprehensive Income. In December 2023, we entered into an agreement to sell the vessel Mazo, for $22.4 million; the sale closed in the first quarter of 2024, and as such, the vessel has been classified as held for sale as of December 31, 2023. In conjunction with the classification as held for sale, the Company recognized an impairment of $10.9 million within Asset impairment expense in the Consolidated Statements of Operations and Comprehensive Income.
Total revenue
Total revenue for the Ships segment decreased $3.3 million for the three months ended December 31, 2023 as compared to the three months ended September 30, 2023. Subsequent to the Energos Formation Transaction, we continue to be, for accounting purposes, the owner of vessels included in the transaction (except the Nanook), and as such, we continue to recognize revenue from the charter of these vessels to third parties. The decrease in revenue was primarily driven by end of third-party charter of Winter and Princess during the fourth quarter of 2023.
Total revenue for the Ships segment decreased by $151.0 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The decrease in revenue was primarily the result of the sale of the Nanook as part of the Energos Formation Transaction; we no longer recognize revenue related to the Nanook in 2023. After the Hilli

Exchange at the end of the first quarter of 2023, we no longer recognize revenue from the Hilli, further decreasing revenue in the Ships segment. Additionally the charters for two vessels concluded in the first quarter of 2023 and the charters for another two vessels concluded in the fourth quarter of 2023, lowering vessel revenue for the year ended December 31, 2023. We plan to utilize these vessels in our operations following conversion and other upgrades starting in 2024.
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
Vessel operating expenses decreased by $2.5 million for the three months ended December 31, 2023, compared to the three months ended September 30, 2023 primarily due to end of third-party charter of Winter and Princess during the fourth quarter of 2023.
Vessel operating expenses decreased by $39.2 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The decrease in vessel operating expenses was primarily due to lower costs related to the Hilli after the Hilli Exchange at the end of the first quarter of 2023. During 2023, the Company started using four vessels that were in the Ships segment in 2022 for its terminal operations, resulting in lower vessel operating costs. The costs also decreased as a result of the sale of the Nanook as part of the Energos Formation Transaction; we recognized vessel operating expenses related to the Nanook during 2022 and no longer recognize vessel operating expenses related to the Nanook in 2023.

Other operating results

	Three Months Ended,			Year Ended,
(in thousands of $)	December 31, 2023	September 30, 2023	Change	December 31, 2023	December 31, 2022	Change
Selling, general and administrative	$48,056	$49,107	$(1,051)	$205,104	$236,051	$(30,947)
Transaction and integration costs	2,159	2,739	(580)	6,946	21,796	(14,850)
Depreciation and amortization	62,164	48,670	13,494	187,324	142,640	44,684
Asset impairment expense	10,958	—	10,958	10,958	50,659	(39,701)
Gain on sale of assets, net	(21,534)	(7,844)	(13,690)	(29,378)	—	(29,378)
Total operating expenses	101,803	92,672	9,131	380,954	451,146	(70,192)
Operating income	327,040	157,438	169,602	942,667	737,380	205,287
Interest expense	76,951	64,822	12,129	277,842	236,861	40,981
Other expense (income), net	(13,586)	5,573	(19,159)	10,408	(48,044)	58,452
Loss on extinguishment of debt, net	—	—	—	—	14,997	(14,997)
Income before income from equity method investments and income taxes	263,675	87,043	176,632	654,417	533,566	120,851
Income (loss) from equity method investments	(2,766)	489	(3,255)	9,972	(472,219)	482,191
Tax provision (benefit)	46,037	25,194	20,843	115,513	(123,439)	238,952
Net income	$214,872	$62,338	$152,534	$548,876	$184,786	$364,090
Selling, general and administrative
Selling, general and administrative includes compensation expenses for our corporate employees, employee travel costs, insurance, professional fees for our advisors, and screening costs for projects that are in initial stages and development is not yet probable.
Selling, general and administrative for the three months ended December 31, 2023 decreased by $1.1 million as compared to the three months ended September 30, 2023.
Selling, general and administrative decreased by $30.9 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. The decreases were primarily due to lower share-based compensation expense, as we did not recognize any cost related to employee performance share units in 2023, as well as lower professional fees and screening costs.
Transaction and integration costs
For the three months ended December 31, 2023, we did not incur significant transaction and integration costs as compared to the prior quarter.
For the year ended December 31, 2023, we incurred $6.9 million for transaction and integration costs, as compared to $21.8 million for the year ended December 31, 2022. In the prior year, we incurred transaction and integration costs primarily associated with the sale of our investment in CELSEPAR and the Energos Formation Transaction, and there were no such similar significant transactions during the year-ended December 31, 2023.

Depreciation and amortization
Depreciation and amortization increased by $13.5 million for the three months ended December 31, 2023 as compared to the three months ended September 30, 2023. In September 2023, we placed assets at the San Juan Power Plant in service as part of the grid stabilization project in Puerto Rico. Additionally, in September 2023 we placed our La Paz Power Plant into partial service, and we recognized a full quarter of depreciation in the fourth quarter of 2023.
Depreciation and amortization increased by $44.7 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily the result of assets including turbines placed into service as part of the grid stabilization project at the Palo Seco Power Plant and San Juan Power Plant during 2023.
Asset impairment expense
As a result of our acquisition of Hygo Energy Transition Limited in 2021, we recognized long-lived assets associated with the expansion of the Sergipe Power Plant. During the year ended December 31, 2022, we recognized asset impairment expense of $50.7 million, as the fair value of these assets was less than the carrying value, and the asset group was held for sale. In December 2023, we entered into an agreement to sell the vessel Mazo, for $22.4 million; the sale closed in the first quarter of 2024. The vessel has been classified as held for sale as of December 31, 2023, and in conjunction with the classification as held for sale, the Company recognized an impairment of $10.9 million.
Gain on sale of assets, net
In July 2023, we sold the vessel Golar Spirit for a total consideration of $15.8 million resulting in a gain of $7.8 million. In addition, during the fourth quarter of 2023, we completed the sale of 100% of shares of Pecém and Muricy for a total gain of $21.5 million.
Interest expense
Interest expense increased by $12.1 million for the three months ended December 31, 2023 as compared to the three months ended September 30, 2023. The increase was primarily due to the higher borrowing costs on our Term Loan B (defined below) issued in October 2023 and Barcarena Debentures (defined below) issued in November 2023.
Interest expense increased by $41.0 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase was primarily due to an increase in total principal outstanding, including obligations incurred as a result of the Energos Formation Transaction, under which we incur higher borrowing costs. The total principal balance on outstanding facilities was $6.9 billion as of December 31, 2023 as compared to total outstanding debt of $4.6 billion as of December 31, 2022.

Other expense (income), net
Other income, net and other expense, net was $13.6 million and $5.6 million for the three months ended December 31, 2023 and September 30, 2023, respectively. Other expense, net and Other income, net was $10.4 million and $48.0 million for the year ended December 31, 2023 and December 31, 2022, respectively.
Other income, net recognized in the three months ended December 31, 2023 was primarily comprised of interest income and foreign currency remeasurement gains.
Other expense, net recognized in the year ended December 31, 2023 was primarily comprised of loss on disposal of our equity method investment in Hilli LLC in the Hilli Exchange during the first quarter of 2023. The losses were partially offset by the interest income and gains on certain derivative transactions.
Loss on extinguishment of debt
Loss on extinguishment of debt was $15.0 million for the year ended December 31, 2022 as a result of the extinguishment of the certain debt facilities and sale leaseback financing arrangements with VIEs with proceeds from the Energos Formation Transaction. We did not have any such transactions during the year ended December 31, 2023.
Income (loss) from equity method investments
We recognized a loss from our investment in Energos of $2.8 million for the three months ended December 31, 2023 as compared to income of $0.5 million and for the three months ended September 30, 2023. We have entered into a Unit Purchase Agreement to sell substantially all of our stake in the Energos, and as a result of the transaction, we recognized an other than temporary impairment ("OTTI") totaling $5.3 million.
We recognized income from our equity method investments of $10.0 million for the year ended December 31, 2023. For the year ended December 31, 2022, we recognized losses from our equity method investments of $472.2 million. The losses were primarily driven by an other than temporary impairment of the investments in CELSEPAR and Hilli LLC of $487.8 million recognized in connection with the announced sale of these investments, partially offset by income attributable to our investments in Energos.
Tax provision
We recognized a tax provision of $115.5 million for the year ended December 31, 2023 compared to a tax benefit of $123.4 million year ended December 31, 2022. For the year ended December 31, 2023, the tax provision was primarily driven by domestic income tax expense from significant income generated by our foreign operations on our domestic tax expense; this additional U.S. tax expense was partially offset by the tax benefit from the utilization of foreign tax credits.
For the year ended December 31, 2022, we reflected an excess benefit from stock compensation of $24.4 million. Prior to the completion of the sale of our investment in CELSEPAR, our equity method investment in CELSEPAR was directly held by a subsidiary domiciled in the United Kingdom; the investment was previously held by a subsidiary domiciled in Brazil, resulting in a discrete benefit of $76.5 million recognized in the first quarter of 2022. Additionally, in the second and third quarters of 2022, we recognized an impairment on the value of this investment, resulting in a further discrete benefit of $122.4 million.
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
We expect the current working capital position to improve based on the following: (1) expected cash flows generated from the temporary power project and from sales of our own LNG generated by our first deployed Fast LNG unit; (2) we have fully funded the construction of our Barcarena Power Plant with new long-term financing in Brazil and we have commitments to fund substantially all of the the remaining cost of our onshore FLNG project at Altamira; (3) our credit agreements allow for proceeds from the sale of assets to be reinvested in our business, and we have significant non-core assets that could be used to fund our developments; and (4) our relationships with certain significant vendors constructing our Fast LNG assets have allowed us to extend our payment terms to better align with the expected completion of our first Fast LNG project.
We expect to fund our current operations and continued development of additional facilities through cash on hand, borrowings under our debt facilities, cash generated from certain sales and financing transactions and cash generated from operations. We may also opportunistically elect to generate additional liquidity through future debt or equity issuances and asset sales to fund our developments and transactions. From time to time, we may seek to repay, refinance or restructure all or a portion of our debt or to repurchase our outstanding debt through, as applicable, tender offers, exchange offers, open market purchases, privately negotiated transactions or otherwise. Such transactions, if any, will depend on a number of factors, including prevailing market conditions, our liquidity requirements and contractual requirements (including compliance with the terms of our debt agreements), among other factors.
Our remaining committed capital expenditures is approximately $1,365 million and includes remaining expenditures to complete our first Fast LNG project and our onshore liquefaction project at Altamira, as well as committed expenditures necessary to complete the Puerto Sandino Facility, Barcarena Facility, Barcarena Power Plant, Santa Catarina Facility and Beaumont Facility. We have secured financing commitments to continue to develop our onshore Altamira project and the Barcarena Power Plant, which represents approximately $1,072 million of our upcoming committed capital expenditures.
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
As of December 31, 2023, we have spent approximately $128.6 million to develop the Pennsylvania Facility. Approximately $22.5 million of construction and development costs have been expensed as we have not issued a final notice to proceed to our engineering, procurement and construction contractors. Cost for land, as well as engineering and equipment that could be deployed to other facilities and associated financing costs of approximately $106.1 million, has been capitalized, and to date, we have repurposed approximately $16.8 million of engineering and equipment to our Fast LNG project. We intend to apply for updated permits for the Pennsylvania Facility with the aim of obtaining these permits to coincide with the commencement of construction activities.
On December 12, 2022, our Board of Directors approved an update to our dividend policy. In connection with the dividend policy update, the Board declared a dividend of $626.3 million, representing $3.00 per Class A share, which was paid during the first quarter of 2023. Additionally, we declared and paid quarterly dividends totaling $81,976 during the year ended December 31, 2023, representing $0.10 per Class A share. Our future dividend policy is within the discretion of our Board of Directors and will depend upon then-existing conditions, including our results of operations and financial condition, capital requirements, business prospects, statutory and contractual restrictions on our ability to pay dividends, including restrictions contained in our debt agreements, and other factors our Board of Directors may deem relevant. In the third quarter of 2023, our Board of Directors reinstated a dividend policy of targeting a quarterly dividend of $0.10 per share.

Contractual Obligations
We are committed to make cash payments in the future pursuant to certain contracts. The following table summarizes certain contractual obligations in place as of December 31, 2023:

(in thousands)	Total	Year 1	Years 2 to 3	Years 4 to 5	More than 5 years
Long-term debt obligations	$9,789,792	$909,103	$4,747,337	$1,728,806	$2,404,546
Purchase obligations	14,526,719	1,744,718	1,605,535	1,422,191	9,754,275
Lease obligations	759,231	210,212	218,753	155,048	175,218
Total	$25,075,742	$2,864,033	$6,571,625	$3,306,045	$12,334,039
Long-term debt obligations
For information on our long-term debt obligations, see “—Liquidity and Capital Resources—Long-Term Debt.” The amounts included in the table above are based on the total debt balance, scheduled maturities, and interest rates in effect as of December 31, 2023.
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
We entered into the BNDES Credit Agreement and an agreement to issue the Barcarena Debentures (defined below). Proceeds from these new credit arrangements have been or will be used to refinance the Barcarena Term Loan on a long term basis, and as such, these principal balances have been shown as non-current on the Consolidated Balance Sheets as of December 31, 2023.
Purchase obligations
We are party to contractual purchase commitments for the purchase, production and transportation of LNG and natural gas, as well as engineering, procurement and construction agreements to develop our terminals and related infrastructure. Our commitments to purchase LNG and natural gas are principally take-or-pay contracts, which require the purchase of minimum quantities of LNG and natural gas, and these commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. Certain LNG purchase commitments are subject to conditions precedent, and we include these expected commitments in the table above beginning when delivery is expected assuming that all contractual conditions precedent are met. For purchase commitments priced based upon an index such as Henry Hub, the amounts shown in the table above are based on the spot price of that index as of December 31, 2023.
We have construction purchase commitments in connection with our development projects, including our Fast LNG projects, Puerto Sandino Facility, Barcarena Facility, Santa Catarina Facility and Beaumont Facility. Commitments included in the table above include commitments under engineering, procurement and construction contracts where a notice to proceed has been issued.
Lease obligations
Future minimum lease payments under non-cancellable lease agreements, inclusive of fixed lease payments for renewal periods we are reasonably certain will be exercised, are included in the above table. Our lease obligations are primarily related to LNG vessel time charters, marine port leases, ISO tank leases, office space, gas turbines and a land lease.

Cash Flows
The following table summarizes the changes to our cash flows for the year ended December 31, 2023 and 2022, respectively:

	Year Ended December 31,
(in thousands)	2023	2022	Change
Cash flows from:
Operating activities	$824,756	$355,111	$469,645
Investing activities	(2,904,143)	(82,726)	(2,821,417)
Financing activities	1,528,950	321,957	1,206,993
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(550,437)	$594,342	$(1,144,779)
Cash provided by operating activities
Our cash flow provided by operating activities was $824.8 million for the year ended December 31, 2023, which increased by $469.6 million from cash provided by operating activities of $355.1 million for the year ended December 31, 2022. Our net income for the year ended December 31, 2023, when adjusted for non-cash items, increased by $175.5 million from the year ended December 31, 2022. The increase in cash provided by operating activities for the year ended December 31, 2023 was also driven by changes in working capital, including improved collection of receivables and the settlement of a significant commodity derivative, as well as significant cash receipts under our temporary power agreements that are required to be deferred as contract liabilities.
Cash used in investing activities
Our cash flow used in investing activities was $2,904.1 million for the year ended December 31, 2023, which increased by $2,821.4 million from cash used in investing activities of $82.7 million for the year ended December 31, 2022. Cash outflows from investing activities during the year ended December 31, 2023 were used primarily for continued development of our Fast LNG project and assets to service the grid stabilization project in Puerto Rico. Cash outflows were offset by proceeds of $100.0 million from the sale of our equity method investment in Hilli LLC in the Hilli Exchange, proceeds received from the sale of Pecém and Muricy, as well as proceeds received from the sale of the Spirit and a portion of our investment in equity securities.
Cash outflows for investing activities during the year ended December 31, 2022 were used for continued development of our Fast LNG project, Santa Catarina Facility, and Barcarena Facility. Cash outflows were offset by proceeds of $593.0 million from the sale of the finance lease of the Nanook and $500.1 million from selling our investment in CELSEPAR.
Cash provided by financing activities
Our cash flow provided by financing activities was $1,529.0 million for the year ended December 31, 2023, which increased by $1,207.0 million from cash provided by financing activities of $322.0 million for the year ended December 31, 2022. On December 12, 2022, the Company's Board of Directors approved an update to its dividend policy and declared a dividend of $626,310, representing $3.00 per Class A share, which was paid in January 2023. We have borrowed under our new Term Loan B Agreement, expanded Revolving Facility, Bridge Term Loans, Equipment Notes, Barcarena Debentures, EB-5 Loan, Tugboat Financing, as well as short-term borrowings under repurchase arrangements for total additional borrowings of $3.0 billion. Such borrowings were primarily used to fund the ongoing development of our Fast LNG project and to support our grid stabilization project in Puerto Rico. Increased borrowings during 2023 were offset by repayments of debt totaling $686.5 million, primarily the repayment of the Bridge Term Loans and short-term borrowings under repurchase arrangements.
Cash provided by financing activities during the year ended December 31, 2022 was due to proceeds from issuance of debt of $2.0 billion, offset by repayments of debt of $1.5 billion, payment of dividends of $99.1 million and payments related to tax withholdings for share-based compensation of $72.6 million.

Long-Term Debt and Preferred Stock
2025 Notes
In September 2020, we issued $1,000.0 million of 6.75% senior secured notes in a private offering pursuant to Rule 144A under the Securities Act (the “2025 Notes”). Interest is payable semi-annually in arrears on March 15 and September 15 of each year; no principal payments are due until maturity on September 15, 2025. We may redeem the 2025 Notes, in whole or in part, at any time prior to maturity, subject to certain make-whole premiums.
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
In December 2020, we issued $250.0 million of additional notes on the same terms as the 2025 Notes in a private offering pursuant to Rule 144A under the Securities Act (subsequent to this issuance, these additional notes are included in the definition of 2025 Notes herein).
2026 Notes
In April 2021, we issued $1,500.0 million of 6.50% senior secured notes in a private offering pursuant to Rule 144A under the Securities Act (the “2026 Notes”). Interest is payable semi-annually in arrears on March 31 and September 30 of each year; no principal payments are due until maturity on September 30, 2026. We may redeem the 2026 Notes, in whole or in part, at any time prior to maturity, subject to certain make-whole premiums.
The 2026 Notes are guaranteed on a senior secured basis by each domestic subsidiary and foreign subsidiary that is a guarantor under the 2025 Notes, and the 2026 Notes are secured by substantially the same collateral as the first lien obligations under the 2025 Notes.
Vessel Financing Obligation
In connection with the Energos Formation Transaction, we entered into long-term time charter agreements for certain vessels for periods of up to 20 years. Vessels chartered to us at the time of closing were classified as finance leases. Additionally, our charter of certain other vessels will commence only upon the expiration of the vessel's existing third-party charters. These forward starting charters prevented the recognition of a sale of the vessels to Energos. As such, we accounted for the Energos Formation Transaction as a failed sale-leaseback and have recorded a financing obligation for consideration received.
We continue to be the owner for accounting purposes of vessels included in the Energos Formation Transaction (except the Nanook), and as such, we recognize revenue and operating expenses related to vessels under charter to third parties. Revenue recognized from these third-party charters form a portion of the debt service for the financing obligation; the effective interest rate on this financing obligation of approximately 15.9% includes the cash flows that Energos receives from these third-party charters.
Revolving Facility
In April 2021, we entered into a credit agreement (the "Revolving Credit Agreement") with a bank for $200.0 million senior secured revolving credit facility (the "Revolving Facility"). The borrowings under the Revolving Facility bear interest at a Secured Overnight Financing Rate ("SOFR") based rate plus a margin based upon usage of the Revolving Facility. The Revolving Facility will mature in 2026 if the 2025 Notes are refinanced prior to maturity, with the potential for us to extend the maturity date of the Revolving Facility once for a one-year increment; if not, the Revolving Facility becomes due approximately 60 days prior to the maturity of the 2025 Notes. Borrowings under the Revolving Facility may be prepaid, at our option, at any time without premium.
In 2022, the Revolving Credit Agreement was amended twice to increase the borrowing capacity by a total of $240.0 million, and in the year ended December 31, 2023, we entered into additional amendments which increased the borrowing capacity by $510.0 million, for a total capacity of $950,000.0 million. The amendments did not impact the interest rate or term of the Revolving Facility, and no deferred costs were written off. During the year ended December 31, 2023, we drew $866.6 million from the Revolving Facility, which is outstanding as of December 31, 2023.
The obligations under the Revolving Facility are guaranteed by certain of our subsidiaries, including those that own the Company's first Fast LNG asset, and are secured by substantially the same collateral as the first lien obligations under the 2025 Notes and 2026 Notes. Additionally the Revolving Facility is secured by assets comprising our first Fast LNG project in Altamira, Mexico. We are required to comply with covenants under the Revolving Facility and Letter of Credit Facility (defined below), including requirements to maintain Debt to Capitalization Ratio of less than 0.7:1.0, and for quarters in which the Revolving Facility is greater than 50% drawn, the Debt to Annualized EBITDA Ratio must be less than 4.0:1.0. We were in compliance with all covenants as of December 31, 2023.
The Revolving Credit Agreement contains usual and customary representations and warranties, usual and customary affirmative and negative covenants and events of default.
Letter of Credit Facility
In July 2021, we entered into an uncommitted letter of credit and reimbursement agreement (the "Letter of Credit Agreement") with a bank for the issuance of letters of credit for an aggregate amount of up to $75 million (the “Letter of Credit Facility”). In July 2022, the Letter of Credit Facility was upsized to $250 million with the ability to increase the total limit by up to $100 million, subject to satisfaction of certain conditions. In February 2023, the Letter of Credit Facility was upsized to $325 million, and in November 2023, the Letter of Credit Facility was upsized to $350 million. The letters of credit bear interest at a rate equal to a base rate plus 2.75%.
The obligations under the Letter of Credit Facility are guaranteed by certain of our subsidiaries, including those that own the Company's first Fast LNG asset, and are secured by substantially the same collateral as the first lien obligations under the 2025 Notes and 2026 Notes. Additionally the Letter of Credit Facility is secured by assets comprising our first Fast LNG project in Altamira, Mexico.
The Letter of Credit Agreement contains usual and customary representations and warranties, usual and customary affirmative and negative covenants and events of default.
Term Loan B Credit Agreement
On August 3, 2023, we entered into a credit agreement (the “Bridge Term Loan Agreement”) pursuant to which the lenders funded term loans (the “Bridge Term Loans”) to us in an aggregate principal amount of $400.0 million. The Bridge Term Loans were to mature on August 1, 2024 and were payable in full on the maturity date. The Bridge Term Loans bore interest at a per annum rate equal to Adjusted Term SOFR (as defined in the Bridge Term Loan Agreement) plus 3.50%.
On October 30, 2023, we entered into a credit agreement (the “Term Loan B Agreement”) pursuant to which the lenders funded term loans to us in an aggregate principal amount of $856.0 million ("Term Loan B"). Borrowings were issued at a discount, and we received proceeds of $787.5 million. The proceeds from the Term Loan B issuance were used to repay the Bridge Term Loans and may be used for working capital and other general corporate purposes. The Term Loan B will mature on the earliest of (i) October 30, 2028 if the 2025 Notes and 2026 Notes are refinanced in full prior to their maturities, (ii) July 16, 2025, if any of the 2025 Notes remain outstanding as of such date, and (iii) July 31, 2026, if any of the 2026 Notes remain outstanding as of such date. Quarterly principal payments of approximately $2.1 million will be due starting March 2024.
The obligations under the Term Loan B are guaranteed by certain of our subsidiaries, including those that own our first Fast LNG project in Altamira, Mexico. The Term Loan B is secured by substantially the same collateral as the first lien obligations under the 2025 Notes and the 2026 Notes, and, in addition, is secured by assets comprising our first Fast LNG project..
The Term Loan B bears interest at a per annum rate equal to Term SOFR (as defined in the Term Loan B Agreement) plus 5.0%. We may prepay the Term Loan B at our option subject to prepayment premiums until October 2025 and customary break funding costs. We are required to prepay the Term Loan B with the net proceeds of certain asset sales, condemnations, and debt and convertible securities issuances, in each case subject to certain exceptions and thresholds. Additionally, commencing with the fiscal quarter ending December 31, 2024, we will be required to prepay the Term Loan B with our Excess Cash Flow (as defined in the Term Loan B Agreement).

The Term Loan B Agreement contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants. No financial covenant compliance is required under the Term Loan B Agreement.
South Power 2029 Bonds
In January 2022, NFE South Power Holdings Limited (“South Power”), a wholly owned subsidiary of NFE, entered into an agreement for the issuance of up to $285.0 million secured bonds (“South Power 2029 Bonds”). The South Power 2029 Bonds are secured by, amongst other things, our combined heat and power plant in Clarendon, Jamaica (“CHP Plant”), and NFE has provided a guarantee of the obligations under the South Power 2029 Bonds. As of both December 31, 2023 and 2022, South Power had $221.8 million, respectively, of South Power 2029 Bonds issued and outstanding.
The South Power 2029 Bonds bear interest at an annual fixed rate of 6.50% and shall be repaid in quarterly installments beginning in August 2025 with the final repayment date in May 2029. Interest payments on outstanding principal balances are due quarterly.
South Power is required to comply with certain financial covenants as well as customary affirmative and negative covenants. The South Power 2029 Bonds also provide for customary events of default, prepayment and cure provisions. We were in compliance with all covenants as of December 31, 2023 and 2022.
Barcarena Financings
In the third quarter of 2022, certain of our indirect subsidiaries entered into a financing agreement to borrow up to $200.0 million due upon maturity in February 2024 (the “Barcarena Term Loan”); proceeds were utilized to fund a portion of the construction of the Barcarena Power Plant. As of December 31, 2022, the loan was fully funded. Interest is due quarterly, and outstanding borrowings bear interest at a rate equal to the Secured Overnight Financing Rate ("SOFR") plus 4.70%.
The obligations under the Barcarena Term Loan are guaranteed by certain indirect Brazilian subsidiaries that are constructing the Barcarena Power Plant, and New Fortress Energy Inc. has provided a parent company guarantee. Collateral on the Barcarena Term Loan includes liens on shares of entities constructing the our Barcarena Terminal and Barcarena Power Plant, liens on equipment and machinery owned by these entities, and rights to future operating cash flows and receivables under the Barcarena Power Plant's power purchase agreements. We are required to comply with customary affirmative and negative covenants, and the Barcarena Term Loan also provides for customary events of default, prepayment and cure provisions. We were in compliance with all covenants as of December 31, 2023 and 2022.
In October 2023, certain of our Brazilian subsidiaries entered into two long-term financing arrangements, fully funding the construction of the Barcarena Power Plant. Proceeds received will be used to repay the Barcarena Term Loan and to pay for all remaining expected construction costs through the planned completion of the Barcarena Power Plant in 2025. As we have committed financing in place to extinguish the Barcarena Term Loan as of December 31, 2023, the Barcarena Term Loan has been presented as long-term debt on the Consolidated Balance Sheets.
The parent of the owner of the Barcarena Power Plant entered into an agreement for the issuance of up to $200.0 million of convertible debentures maturing in October 2028 ("Barcarena Debentures") and issued $180 million of the Barcarena Debentures prior to December 31, 2023. Interest on the Barcarena Debentures is due quarterly, and interest accrues at an annual rate of 12%, increasing 1.25% each year after the third anniversary of issuance. We are able to prepay the Barcarena Debentures, subject to customary break funding costs, and we are required to utilize certain excess cash flows from our Brazilian operations to prepay principal.
The Barcarena Debentures are convertible to shares of one of our indirect Brazilian subsidiaries on the maturity date at the creditors' option, based on the current fair value of this subsidiary's equity at the time of conversion.
The obligations under the Barcarena Debentures are guaranteed by certain indirect Brazilian subsidiaries that own the Barcarena Terminal and Santa Catarina Terminal. NFE has also provided a parent company guarantee that will be released once the Barcarena Terminal commences commercial operations. Brazilian subsidiaries guaranteeing these obligations are required to comply with customary affirmative and negative covenants, and the Barcarena Debentures also provides for customary events of default, prepayment and cure provisions.
Additionally, the owner of the Barcarena Power Plant entered into a credit agreement with BNDES, the Brazilian Development Bank (the "BNDES Credit Agreement"). We are able to borrow up to R$1.8 billion under the BNDES Credit Agreement, segregated into three tranches based on the use of proceeds ("BNDES Term Loan"); no amounts were funded under the BNDES Credit Agreement as of December 31, 2023. Each tranche bears a different rate of interest ranging from 2.61% to 4.41% plus the fixed rate announced by BNDES. No principal payments are required until April 2026 and are due quarterly thereafter until maturity in 2045.
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
The Equipment Notes contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants. The Equipment Notes do not contain any restrictive financial covenants. NFE has provided a guarantee of the obligations under the Equipment Notes.
EB-5 Loan Agreement
On July 21, 2023, we entered into a loan agreement under the U.S. Citizenship and Immigration Services EB-5 Program (“EB-5 Loan Agreement”) to pay for the development and construction of a new green hydrogen facility in Texas. The maximum aggregate principal amount available under the EB-5 Loan Agreement is $100.0 million, and outstanding borrowings bear interest at a fixed rate of 4.75%. The loan matures in 5 years from the initial advance with an option to extend the maturity by two one-year periods. It is expected that the loan will be secured by NFE's green hydrogen facility, and NFE has provided a guarantee of the obligations under the EB-5 Loan Agreement. In the year ended December 31, 2023, $62.9 million was funded under the EB-5 Loan Agreement.
The EB-5 Loan Agreement contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants. The EB-5 Loan Agreement does not contain any restrictive financial covenants.
Short-term Borrowings
We may, from time to time, enter into sales and repurchase agreements with a financial institution, whereby we sell to the financial institution an LNG cargo and concurrently enters into an agreement to repurchase the same LNG cargo immediately with the repurchase price payable at a future date, generally not to exceed 90-days from the date of the sale and repurchase (the “Short-term Borrowings”). As of December 31, 2023, we had $182.3 million outstanding under these arrangements.
Tugboat Financing
In December 2023, we sold and leased back four tugboat vessels for 15 years receiving proceeds of $46.7 million. ("Tugboat Financing"). The leasebacks of the tugboat vessels were classified as finance leases, and as such, we accounted for the Tugboat Financing as a failed sale-leaseback and have recorded a financing obligation for consideration received. The effective interest rate on this financing obligation is approximately 16.92%.

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
Geopolitical and other macroeconomic events can substantially impact natural gas and LNG markets, leading to volatility in market pricing. The majority of our LNG supply contracts are based on a natural gas-based index, Henry Hub, plus a contractual spread. We primarily operate under long-term contracts with customers, many of which contain fixed minimum volumes that must be purchased on a “take-or-pay” basis. We limit our exposure to fluctuations in natural gas prices as our pricing in contracts with customers is largely based on the Henry Hub index price plus a contractual spread. Based on the long-term nature of our supply and customer contracts, the nature of the pricing in these contracts and the market value of our underlying assets, changes in the price of natural gas or LNG do not indicate that a recoverability assessment of our assets is necessary. Further, with our own LNG production from FLNG facilities expected to commence in 2024, we plan to further mitigate our exposure to variability in LNG and natural gas prices.
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
Commodity Price Risk
Commodity price risk is the risk of loss arising from adverse changes in market rates and prices. Our exposure to market risk associated with LNG price changes may adversely impact our business. We are able to limit our exposure to fluctuations in natural gas prices as our pricing in contracts with downstream customers is largely based on the Henry Hub index price plus a contractual spread. We currently do not have any derivative instruments to mitigate the effect of fluctuations in LNG prices on our operations; in the future we may enter into additional derivative instruments.
Interest Rate Risk
The 2025 Notes, 2026 Notes, Equipment Notes, South Power 2029 Bonds and Barcarena Debentures (each defined above) were issued with a fixed rate of interest, and as such, a change in interest rates would impact the fair value of the debt outstanding but such a change would have no impact on our results of operations or cash flows. A 100-basis point increase or decrease in the market interest rate would decrease or increase the fair value of our fixed rate debt by approximately $74 million. The sensitivity analysis presented is based on certain simplifying assumptions, including instantaneous change in interest rate and parallel shifts in the yield curve.
Interest under the Barcarena Term Loan and Term Loan B has a component based on the Secured Overnight Financing Rate ("SOFR"). A 100-basis point increase or decrease in the market interest rate would decrease or increase our annual interest expense by approximately $11 million.
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
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
In the fourth quarter of 2023, we completed an implementation of our core financial systems, including our general ledger and other applications. As part of this implementation, we made certain changes to our processes and procedures, resulting in changes to our internal control over financial reporting. There has been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
As of December 31, 2023, our management assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control – Integrated Framework (2013).” Based on this assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by EY, an independent registered public accounting firm, as stated in their report, which appears herein.
Item 9B.    Other Information.
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

Part III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 is set forth in the Company’s Proxy Statement to be filed with the SEC within 120 days after December 31, 2023 in connection with our 2024 annual meeting of shareholders (the “2024 Proxy Statement”) under the heading “Proposal No. 1 Election of Directors,” the subheadings “Information Concerning Our Directors, Including the Director Nominees,” “Code of Conduct” and “The Board and its Committees—Audit Committee,” and the headings “Management” and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by this Item 11 is set forth in the Company’s 2024 Proxy Statement under the headings “Executive Compensation” (other than the information under the subheading “Pay Versus Performance”), “Compensation Committee Report” and “Director Compensation” and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The information required by this Item 12 is set forth in the Company’s 2024 Proxy Statement under the headings “Equity Compensation Plan Information” and “Security Ownership of Management and Certain Beneficial Owners” and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 is set forth in the Company’s 2024 Proxy Statement under the headings “Certain Relationships and Related Transactions” and “Proposal No. 1 Election of Directors—Determination of Director Independence” and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services.
The information required by this Item 14 is set forth in the Company’s Proxy Statement under the heading “Proposal No. 2 Approval of Appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm—Principal Accountant Fees and Services” and is incorporated herein by reference.

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
(2) Financial Statement Schedule.
See Schedule II set forth on page F-55.
(b) Exhibits.
The exhibits required to be filed by this Item 15(b) are set forth in the Exhibit Index included below.

Exhibit Number	Description

3.1	Certificate of Conversion of New Fortress Energy Inc. (incorporated by reference to Exhibit 99.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2020).

3.2	Certificate of Incorporation of New Fortress Energy Inc. (incorporated by reference to Exhibit 99.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2020).

3.3	Bylaws of New Fortress Energy Inc. (incorporated by reference to Exhibit 99.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2020).

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2022).

10.1†	Report on Form 10-K, filed with the SEC on March 1, 2022).

10.2†	Form of Director Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on December 24, 2018).

10.3†	Restricted Share Unit Award Agreement under the Amended and Restated New Fortress Energy Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 8, 2022).

10.4	Shareholders’ Agreement, dated February 4, 2019, by and among New Fortress Energy LLC, New Fortress Energy Holdings LLC, Wesley R. Edens and Randal A. Nardone (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.5	Administrative Services Agreement, dated February 4, 2019, by and between New Fortress Intermediate LLC and FIG LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.6†	Indemnification Agreement (Edens) (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.7†	Indemnification Agreement (Guinta) (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.8†	Indemnification Agreement (Catterall) (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.9†	Indemnification Agreement (Grain) (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.10†	Indemnification Agreement (Griffin) (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.11†	Indemnification Agreement (Mack) (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.12†	Indemnification Agreement (Nardone) (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.13†	Indemnification Agreement (Wanner) (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.14†	Indemnification Agreement (Jay ) (incorporated by reference to Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on May 4, 2023).

10.15†	Indemnification Agreement, dated as of March 17, 2019, by and between New Fortress Energy LLC and Yunyoung Shin (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 26, 2019).

10.16	Letter Agreement, dated as of December 3, 2019, by and between NFE Management LLC and Yunyoung Shin. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2020).

10.17	Letter Agreement, dated as of March 14, 2017, by and between NFE Management LLC and Christopher S. Guinta (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.18	Indenture, dated September 2, 2020, by and among the Company, the subsidiary guarantors from time to time party thereto, and U.S. Bank National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 2, 2020).

10.19	Pledge and Security Agreement, dated September 2, 2020, by and among the Company, the subsidiary guarantors from time to time party thereto, and U.S. Bank National Association, as notes collateral agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 2, 2020).

10.20	First Supplemental Indenture, dated December 17, 2020, by and among the Company, the subsidiary guarantors from time to time party thereto and U.S. Bank National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 18, 2020).

10.21	Second Supplemental Indenture, dated as of March 1, 2021, between NFE US Holdings LLC, as Guaranteeing Subsidiary, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.22	Third Supplemental Indenture, dated as of June 11, 2021, between Golar GP LLC (now known as NFE GP LLC), as Guaranteeing Subsidiary, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.23	Fourth Supplemental Indenture, dated as of September 13, 2021, between NFE Mexico Power Holdings Limited and NFE Mexico Terminal Holdings Limited, as Guaranteeing Subsidiaries, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.24	Fifth Supplemental Indenture, dated as of November 24, 2021, between NFE International Shipping LLC, NFE Global Shipping LLC, NFE Grand Shipping LLC and NFE International Holdings Limited, as Guaranteeing Subsidiaries, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.25	Sixth Supplemental Indenture, dated as of March 23, 2022, between NFE UK Holdings Limited, NFE Global Holdings Limited and NFE Bermuda Holdings Limited, as Guaranteeing Subsidiaries, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.26	Seventh Supplemental Indenture, dated as of December 22, 2022, between NFE Andromeda Chartering LLC, as Guaranteeing Subsidiary, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.27	Indenture, dated April 12, 2021, by and among the Company, the subsidiary guarantors from time to time party thereto, and U.S. Bank National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 12, 2021).

10.28	Pledge and Security Agreement, dated April 12, 2021, by and among the Company, the subsidiary guarantors, from time to time party thereto, and U.S. Bank National Association, as notes collateral agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 12, 2021).

10.29	First Supplemental Indenture, dated as of June 11, 2021, between Golar GP LLC (now known as NFE GP LLC), as Guaranteeing Subsidiary, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.30	Second Supplemental Indenture, dated as of September 13, 2021, between NFE Mexico Power Holdings Limited and NFE Mexico Terminal Holdings Limited, as Guaranteeing Subsidiaries, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.31	Third Supplemental Indenture, dated as of November 24, 2021, between NFE International Shipping LLC, NFE Global Shipping LLC, NFE Grand Shipping LLC and NFE International Holdings Limited, as Guaranteeing Subsidiaries, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.32	Fourth Supplemental Indenture, dated as of March 23, 2022, between NFE UK Holdings Limited, NFE Global Holdings Limited and NFE Bermuda Holdings Limited, as Guaranteeing Subsidiaries, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.33	Fifth Supplemental Indenture, dated as of December 22, 2022, between NFE Andromeda Chartering LLC, as Guaranteeing Subsidiary, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.34	Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and Morgan Stanley Senior Funding, Inc,. as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 21, 2021).

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

10.36	Second Amendment to Credit Agreement, dated as of February 28, 2022 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2022).

10.37	Third Amendment to Credit Agreement, dated as of May 4, 2022 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2022).

10.38	Fourth Amendment to Credit Agreement, dated as of February 7, 2023 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.39	Fifth Amendment to Credit Agreement, dated as of September 15, 2023 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent.

10.40*	Sixth Amendment to Credit Agreement, dated as of December 18, 2023 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent.

10.41
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

10.42
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

10.43	Incremental Joinder Agreement Regarding to Uncommitted Letter of Credit and Reimbursement Agreement, dated February 6, 2023, by and among New Fortress Energy Inc., the guarantors party thereto, Natixis, New York Branch, as Administrative Agent and as Issuing Bank, Credit Agricole Corporate and Investment Bank, as Issuing Bank, and Sumitomo Mitsui Banking Corporation, as Issuing Bank (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.44*	Incremental Joinder Agreement Regarding to Uncommitted Letter of Credit and Reimbursement Agreement, dated November 2, 2023, by and among New Fortress Energy Inc., the guarantors party thereto, Natixis, New York Branch, as Administrative Agent and as an Issuing Bank and Banco Santander, S.A., New York Branch as an Incremental Lender.

10.45*	Credit Agreement, dated as of October 30, 2023, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent.

21.1*	List of Subsidiaries of New Fortress Energy Inc.

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1*	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy of the Company, effective as of December 1, 2023

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101
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
Date: February 29, 2024
	By:	/s/ Christopher Guinta
	Name:	Christopher S. Guinta
	Title:	Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Wesley R. Edens	Chief Executive Officer and Chairman (Principal Executive Officer)	February 29, 2024
Wesley R. Edens

/s/ Christopher S. Guinta	Chief Financial Officer (Principal Financial Officer)	February 29, 2024
Christopher S. Guinta

/s/ Yunyoung Shin	Chief Accounting Officer (Principal Accounting Officer)	February 29, 2024
Yunyoung Shin

/s/ Randal A. Nardone	Director	February 29, 2024
Randal A. Nardone

/s/ C. William Griffin	Director	February 29, 2024
C. William Griffin

/s/ John J. Mack	Director	February 29, 2024
John J. Mack

/s/ Timothy W. Jay	Director	February 29, 2024
Timothy W. Jay

/s/ David J. Grain	Director	February 29, 2024
David J. Grain

/s/ Desmond Iain Catterall	Director	February 29, 2024
Desmond Iain Catterall

/s/ Katherine E. Wanner	Director	February 29, 2024
Katherine E. Wanner

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of New Fortress Energy Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of New Fortress Energy Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2024 expressed an unqualified opinion thereon.
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

Impairment Assessment of Construction in Progress

Description of the Matter	As of December 31, 2023, the balance of construction in progress totaled $5,348 million. As described in Note 2(j) to the consolidated financial statements, the Company performs a recoverability assessment of all long-lived assets, including construction in progress, whenever events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. Impairment indicators affecting construction in progress asset groups may include, but are not limited to, factors such as adverse changes in the regulatory environment in a jurisdiction where the Company operates or has development activities, early termination of a significant customer contract, the introduction of newer technology, or a decision to discontinue an in-process development project. When such indicators are identified, management determines if asset groups are impaired by comparing the related undiscounted expected future cash flows to its carrying value. When the undiscounted cash flow analysis indicates an asset group is not recoverable, the amount of the impairment loss is determined by measuring the excess of the carrying amount of the asset group over its fair value.

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
February 29, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of New Fortress Energy Inc.
Opinion on Internal Control Over Financial Reporting
We have audited New Fortress Energy Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, New Fortress Energy Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated February 29, 2024 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
February 29, 2024

PART I
FINANCIAL INFORMATION
Item 8.    Financial Statements
New Fortress Energy Inc.
Consolidated Balance Sheets
As of December 31, 2023 and 2022
(in thousands of U.S. dollars, except share and per share amounts)

	December 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$155,414	$675,492
Restricted cash	155,400	165,396
Receivables, net of allowances of $1,158 and $884, respectively	342,371	280,313
Inventory	113,684	39,070
Prepaid expenses and other current assets, net	213,104	226,883
Total current assets	979,973	1,387,154

Construction in progress	5,348,294	2,418,608
Property, plant and equipment, net	2,481,415	2,116,727
Equity method investments	137,793	392,306
Right-of-use assets	588,385	377,877
Intangible assets, net	51,815	85,897
Goodwill	776,760	776,760
Deferred tax assets, net	9,907	8,074
Other non-current assets, net	126,903	141,679
Total assets	$10,501,245	$7,705,082

Liabilities
Current liabilities
Current portion of long-term debt and short-term borrowings	$292,625	$64,820
Accounts payable	549,489	80,387
Accrued liabilities	471,675	1,162,412
Current lease liabilities	164,548	48,741
Other current liabilities	227,951	52,878
Total current liabilities	1,706,288	1,409,238

Long-term debt	6,510,523	4,476,865
Non-current lease liabilities	406,494	302,121
Deferred tax liabilities, net	44,444	25,989
Other long-term liabilities	55,627	49,010
Total liabilities	8,723,376	6,263,223

Commitments and contingencies (Note 22)

Stockholders’ equity
Class A common stock, $0.01 par value, 750.0 million shares authorized, 205.0 million issued and outstanding as of December 31, 2023; 208.8 million issued and outstanding as of December 31, 2022	2,050	2,088
Additional paid-in capital	1,038,530	1,170,254
Retained earnings	527,986	62,080
Accumulated other comprehensive income	71,528	55,398
Total stockholders’ equity attributable to NFE	1,640,094	1,289,820
Non-controlling interest	137,775	152,039
Total stockholders’ equity	1,777,869	1,441,859
Total liabilities and stockholders’ equity	$10,501,245	$7,705,082
The accompanying notes are an integral part of these consolidated financial statements.

New Fortress Energy Inc.
Consolidated Statements of Operations and Comprehensive Income
For the years ended December 31, 2023, 2022 and 2021
(in thousands of U.S. dollars, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues
Operating revenue	$2,060,212	$1,978,645	$930,816
Vessel charter revenue	276,843	357,158	230,809
Other revenue	76,241	32,469	161,185
Total revenues	2,413,296	2,368,272	1,322,810

Operating expenses
Cost of sales (exclusive of depreciation and amortization shown separately below)	877,451	1,010,428	616,010
Vessel operating expenses	45,439	63,518	51,677
Operations and maintenance	166,785	105,800	73,316
Selling, general and administrative	205,104	236,051	199,881
Transaction and integration costs	6,946	21,796	44,671
Depreciation and amortization	187,324	142,640	98,377
Asset impairment expense	10,958	50,659	—
Gain on sale of assets, net	(29,378)	—	—
Total operating expenses	1,470,629	1,630,892	1,083,932
Operating income	942,667	737,380	238,878
Interest expense	277,842	236,861	154,324
Other expense (income), net	10,408	(48,044)	(17,150)
Loss on extinguishment of debt, net	—	14,997	10,975
Income before income from equity method investments and income taxes	654,417	533,566	90,729
Income (loss) from equity method investments	9,972	(472,219)	14,443
Tax provision (benefit)	115,513	(123,439)	12,461
Net income	548,876	184,786	92,711
Net (income) loss attributable to non-controlling interest	(994)	9,693	4,393
Net income attributable to stockholders	$547,882	$194,479	$97,104

Net income per share – basic	$2.66	$0.93	$0.49
Net income per share – diluted	$2.65	$0.93	$0.47

Weighted average number of shares outstanding – basic	205,942,837	209,501,298	198,593,042
Weighted average number of shares outstanding – diluted	206,481,977	209,854,413	201,703,176

Other comprehensive income:
Currency translation adjustment	18,005	68,403	(3,489)
Reclassification of net foreign currency translation adjustment realized upon sale of foreign subsidiary	(1,457)	—	—
Comprehensive income	565,424	253,189	89,222
Comprehensive (income) loss attributable to non-controlling interest	(1,412)	10,795	5,615
Comprehensive income attributable to stockholders	$564,012	$263,984	$94,837
The accompanying notes are an integral part of these consolidated financial statements.

New Fortress Energy Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2023, 2022 and 2021
(in thousands of U.S. dollars, except share amounts)

	Class A common stock		Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive (loss) income	Non-controlling Interest	Total stockholders’ equity
	Shares	Amount
Balance as of January 1, 2021	174,622,862	$1,746	$594,534	$(229,503)	$182	$8,127	$375,086
Net income (loss)	—	—	—	97,104	—	(4,393)	92,711
Other comprehensive loss	—	—	—	—	(2,267)	(1,222)	(3,489)
Share-based compensation expense	—	—	37,043	—	—	—	37,043
Shares issued as consideration in business combinations	31,372,549	314	1,400,470	—	—	—	1,400,784
Issuance of shares for vested RSUs	1,537,910	9	(9)	—	—	—	—
Shares withheld from employees related to share-based compensation, at cost	(670,079)	—	(28,214)	—	—	—	(28,214)
Non-controlling interest acquired in business combinations	—	—	—	—	—	236,570	236,570
Deconsolidation of the Eskimo SPV	—	—	—	—	—	(28,049)	(28,049)
Dividends	—	—	(79,834)	—	—	(8,554)	(88,388)
Balance as of December 31, 2021	206,863,242	2,069	1,923,990	(132,399)	(2,085)	202,479	1,994,054
Net income (loss)	—	—	—	194,479	—	(9,693)	184,786
Other comprehensive income	—	—	—	—	69,505	(1,102)	68,403
Currency translation adjustment released upon Sergipe Sale	—	—	—	—	(12,022)	—	(12,022)
Share-based compensation expense	—	—	30,382	—	—	—	30,382
Issuance of shares for vested RSU/PSUs	3,426,213	19	(12)	—	—	—	7
Shares withheld from employees related to share-based compensation, at cost	(1,519,367)	—	(74,822)	—	—	—	(74,822)
Deconsolidation of Nanook, Celsius and Penguin SPVs	—	—	—	—	—	(23,569)	(23,569)
Dividends	—	—	(709,284)	—	—	(16,076)	(725,360)
Balance as of December 31, 2022	208,770,088	2,088	1,170,254	62,080	55,398	152,039	1,441,859
Net income	—	—	—	547,882	—	994	548,876
Other comprehensive income	—	—	—	—	16,130	418	16,548
Share-based compensation expense	—	—	1,573	—	—	—	1,573
Acquisition and cancellation of shares	(4,100,000)	(41)	(123,778)	—	—	—	(123,819)
Issuance of shares for vested share-based compensation awards	689,401	3	—	—	—	—	3
Shares withheld from employees related to share-based compensation, at cost	(328,083)	—	(9,519)	—	—	—	(9,519)
Dividends	—	—	—	(81,976)	—	(15,676)	(97,652)
Balance as of December 31, 2023	205,031,406	$2,050	$1,038,530	$527,986	$71,528	$137,775	$1,777,869

The accompanying notes are an integral part of these consolidated financial statements.

New Fortress Energy Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2023, 2022 and 2021
(in thousands of U.S. dollars)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income	$548,876	$184,786	$92,711
Adjustments for:
Amortization of deferred financing costs and debt guarantee, net	6,589	2,536	14,116
Depreciation and amortization	187,324	143,589	99,544
(Earnings) losses of equity method investees	(9,972)	472,219	(14,443)
Dividends received from equity method investees	5,830	29,372	21,365
Change in market value of derivatives	(3,204)	(136,811)	(8,691)
Deferred taxes	14,938	(279,536)	(8,825)
Share-based compensation	1,573	30,382	37,043
Asset impairment expense	10,958	50,659	—
Earnings recognized from vessels chartered to third parties transferred to Energos	(156,997)	(49,686)	—
Loss on the disposal of equity method investment	37,401	—	—
Gain on asset sales	(29,378)	—	—
Loss on extinguishment of debt	—	14,997	10,975
Loss on sale of net investment in lease	—	11,592	—
Other	21,438	(14,186)	(11,177)
Changes in operating assets and liabilities, net of acquisitions:
(Increase) in receivables	(41,019)	(139,938)	(123,583)
(Increase) in inventories	(39,790)	(7,933)	(11,152)
Decrease (increase) in other assets	41,828	(30,086)	(1,839)
Decrease in right-of-use assets	83,537	63,593	28,576
Increase in accounts payable/accrued liabilities	78,065	67,741	17,527
(Decrease) in lease liabilities	(74,576)	(63,493)	(36,126)
Increase (decrease) in other liabilities	141,335	5,314	(21,251)
Net cash provided by operating activities	824,756	355,111	84,770

Cash flows from investing activities
Capital expenditures	(3,029,834)	(1,174,008)	(669,348)
Cash paid for business combinations, net of cash acquired	—	—	(1,586,042)
Entities acquired in asset acquisitions, net of cash acquired	—	—	(8,817)
Proceeds from sale of net investment in lease	—	593,000	—
Sale of equity method investment	100,000	500,076	—
Asset sales	16,464	—	—
Other investing activities	9,227	(1,794)	(9,354)
Net cash used in investing activities	(2,904,143)	(82,726)	(2,273,561)

Cash flows from financing activities
Proceeds from borrowings of debt	3,005,387	2,032,020	2,434,650
Payment of deferred financing costs	(37,806)	(17,598)	(37,811)
Repayment of debt	(686,508)	(1,520,813)	(461,015)
Payments related to tax withholdings for share-based compensation	(9,519)	(72,602)	(30,124)
Payment of dividends	(723,962)	(99,050)	(88,756)
Other financing activities	(18,642)	—	—
Net cash provided by financing activities	1,528,950	321,957	1,816,944

Impact of changes in foreign exchange rates on cash and cash equivalents	6,168	(3,289)	6,541
Net (decrease) increase in cash, cash equivalents and restricted cash	(544,269)	591,053	(365,306)
Cash, cash equivalents and restricted cash – beginning of period	855,083	264,030	629,336
Cash, cash equivalents and restricted cash – end of period	$310,814	$855,083	$264,030

The accompanying notes are an integral part of these consolidated financial statements.

New Fortress Energy Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2023, 2022 and 2021
(in thousands of U.S. dollars)

	Year Ended December 31,
	2023	2022	2021
Cash paid for interest, net of capitalized interest	100,304	160,618	154,249
Cash paid for taxes	52,897	151,210	17,319

	Year Ended December 31,
	2023	2022	2021
Supplemental disclosure of non-cash investing and financing activities:
Changes in accounts payable and accrued liabilities associated with construction in progress and property, plant and equipment additions	$322,598	$284,390	$108,790
Accounts payable and accrued liabilities associated with construction in progress and property, plant and equipment additions	738,163	422,391	133,705
Liabilities associated with consideration paid for entities acquired in asset acquisitions	—	—	10,520
Consideration paid in shares for business combinations	—	—	1,400,784
Consideration received on asset sale	27,704	—	—
Principal payments on financing obligation paid to Energos by third party charters	(66,866)	(24,949)	—
Shares received in Hilli Exchange	(122,754)	—	—
Investment in Energos	1,501	129,518	—
Accrued dividend	—	626,310	—
Non-cash financing costs	—	46,371	—
The following table identifies the balance sheet line-items included in Cash and cash equivalents, Current restricted cash, and Non-current restricted cash presented in Other non-current assets, net on the Consolidated Balance Sheets (Note 17) presented in the Consolidated Statement of Cash Flows:

	Year Ended December 31,
	2023	2022
Cash and cash equivalents	155,414	675,492
Current restricted cash	155,400	165,396
Non-current restricted cash	—	2,581
Cash and cash equivalents classified as held for sale	—	11,614
Cash, cash equivalents and restricted cash – end of period	$310,814	$855,083

Cash and cash equivalents as of December 31, 2022 includes $11,614 which has been classified as assets held for sale and included in Other non-current assets on the Consolidated Balance Sheets.

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
Non-controlling interests are classified as a separate component of equity on the Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders’ Equity. Additionally, net income and comprehensive income (loss) attributable to non-controlling interests are reflected separately from consolidated net income and comprehensive income in the Consolidated Statements of Operations and Comprehensive Income and Consolidated Statements of Changes in Stockholders’ Equity. Any change in ownership of a subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and non-controlling interests. Losses continue to be attributed to the non-controlling interests, even when the non-controlling interests’ basis has been reduced to zero.
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

(c)Foreign currencies
The Company has certain foreign subsidiaries in which the functional currency is the local currency. All of the assets and liabilities of these subsidiaries are translated to U.S. dollars at the exchange rate in effect at the balance sheet date; income and expense accounts are translated at average rates for the period. The effects of translating financial statements of foreign operations into our reporting currency are recognized as a cumulative translation adjustment in accumulated other comprehensive income.
The Company also has foreign subsidiaries that conduct business in currencies other than their respective functional currencies. Transactions are remeasured to the subsidiaries’ functional currency at the exchange rate in effect on the dates of such transactions. Net realized foreign currency gains or losses relating to the differences between these recorded amounts and the functional currency equivalent actually received or paid are included within Other expense (income), net in the Consolidated Statements of Operations and Comprehensive Income. Gains and losses on intercompany foreign currency transactions that are long-term in nature and which the Company does not intend to settle in the foreseeable future, are also recognized in Accumulated other comprehensive income. Accumulated foreign currency translation adjustments are reclassified from Accumulated other comprehensive income to net income only when realized upon sale or upon complete or substantially complete liquidation of the investment in a foreign entity. If the Company commits to a plan to sell or liquidate a foreign entity, accumulated foreign currency translation adjustments would be included in carrying amounts in impairment assessments.
(d)Cash and cash equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.
(e)Restricted cash
Restricted cash consists of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on the Consolidated Balance Sheets.
(f)Receivables
Receivables are contractual rights to receive cash on a fixed or determinable date and are recognized on the balance sheet as the amount invoiced to the customer, net of an allowance for current expected credit losses. Accounts receivable are carried at amortized cost. Amounts are written off against the allowance when management is certain that outstanding amounts will not be collected. The Company estimates expected credit losses based on relevant information about the current credit quality of customers, past events, including historical experience, and reasonable and supportable forecasts that affect the collectability of the reported amount. Credit loss expense, inclusive of credit loss expense on all categories of financial assets, is recorded within Selling, general and administrative in the Consolidated Statements of Operations and Comprehensive Income.
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
Inventory is adjusted to the lower of cost or net realizable value each quarter. Changes in the value of inventory are recorded within Cost of sales in the Consolidated Statements of Operations and Comprehensive Income.
LNG is subject to “boil-off,” a natural loss of gas volume over time when LNG is exposed to environments with temperatures above its optimum storage state. Boil-off losses are expensed through Cost of sales in the Consolidated Statements of Operations and Comprehensive Income in instances where gas cannot be contained and recycled back into the production process.

(h)Construction in progress
Construction in progress is recorded at cost, and at the point at which the constructed asset is put into use, the full cost of the asset is reclassified from Construction in progress to Property, plant and equipment, net or Finance leases, net on the Consolidated Balance Sheets. Construction progress payments, engineering costs and other costs directly relating to the asset under construction are capitalized during the construction period, provided the completion of the construction project is deemed probable or if the costs are associated with activities that could be utilized in future projects. Prior to putting our projects into service we may utilize gas to test and commission the assets, and we may be able to invoice our customers for gas used in commissioning. Amounts received as a result of the sale of test gas reduce the Construction in progress balance. Depreciation is not recognized during the construction period.
The interest cost associated with major development and construction projects is capitalized during the construction period and included in the cost of the project in Construction in progress.
(i)Property, plant and equipment, net
Property, plant and equipment is initially recorded at cost. Expenditures for construction activities and betterments that extend the useful life of the asset are capitalized. Vessel refurbishment costs are capitalized and depreciated over the vessels’ remaining useful economic lives. Refurbishment costs increase the capacity or improve the efficiency or safety of vessels and equipment. Expenditures for routine maintenance and repairs for assets in the Terminals and Infrastructure segment are charged to expense as incurred within Operations and maintenance in the Consolidated Statements of Operations and Comprehensive Income; such expenditures for assets in the Ships segment that do not improve the operating efficiency or extend the useful lives of the vessels are expensed as incurred within Vessel operating expenses.
Major maintenance and overhauls of the Company’s power plant and terminals are capitalized and depreciated over the expected period until the next anticipated major maintenance or overhaul.
Drydocking expenditures, including drydocking expenditures related to vessels that were included in the Energos Formation Transaction (defined below), are capitalized when incurred and amortized over the period until the next anticipated drydocking, which is generally five years. For vessels, the Company utilizes the “built-in overhaul” method of accounting and segregates vessel costs into those that should be depreciated over the useful life of the vessel and those that require drydocking at periodic intervals. If drydocking occurs prior to the expected timing, a cumulative adjustment to recognize the change in expected timing of drydocking is recognized within Depreciation and amortization in the Consolidated Statements of Operations and Comprehensive Income.
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
Upon retirement or disposal of property, plant and equipment, the cost and related accumulated depreciation are removed from the account, and the resulting gains or losses, if any, are recorded in the Consolidated Statements of Operations and Comprehensive Income. When a vessel is disposed, any unamortized drydocking expenditure is recognized as part of the gain or loss on disposal in the period of disposal.

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
(k)Investments in equity securities
Investments in equity securities are carried at fair value and included in Other non-current assets on the Consolidated Balance Sheets, with gains or losses recorded in earnings in Other expense (income), net in the Consolidated Statements of Operations and Comprehensive Income.
(l)Cloud computing costs
The Company capitalizes the costs incurred during the implementation stage for cloud computing or hosting arrangements. Costs incurred in the preliminary project stage and post-implementation stage, which includes maintenance and training costs, are expensed as incurred. Such costs are recorded in Transaction and integration costs in the Consolidated Statements of Operations and Comprehensive Income. Capitalized software costs are amortized over the straight-line method over three to five years and are recorded in Other assets on the Consolidated Balance Sheets. Amortization expense is recorded in Selling, general and administrative in the Consolidated Statements of Operations and Comprehensive Income.
(m)Intangible assets
Upon a business combination or asset acquisition, the Company may obtain identifiable intangible assets. Intangible assets with a finite life are amortized over the estimated useful life of the asset under the straight-line method.
Indefinite lived intangible assets are not amortized. Intangible assets with an indefinite useful life are tested for impairment on an annual basis, on October 1st of each year, or more frequently if changes in circumstances indicate that it is more likely than not that the asset is impaired. Indefinite lived intangible assets are evaluated for impairment either under the qualitative assessment option or the two-step quantitative test. If the carrying amount of an intangible asset being tested for impairment exceeds its fair value, the excess is recognized as impairment expense in the Consolidated Statements of Operations and Comprehensive Income.
(n)Goodwill
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
For an annual goodwill impairment assessment, an optional qualitative analysis may be performed. If the option is not elected or if it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a two-step goodwill impairment test is performed to identify potential goodwill impairment and to measure an impairment loss. A qualitative analysis was elected for the years ended December 31, 2023 and 2022.

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
There was no impairment of goodwill for the years ended December 31, 2023 and 2022.
(o)Long-term debt and debt issuance costs
Costs directly related to the issuance of debt are reported on the Consolidated Balance Sheets as a reduction from the carrying amount of the recognized debt liability and amortized over the term of the debt using the effective interest method. Unamortized debt issuance costs associated with the revolving credit agreement, facilities for the issuance of letters of credit and other similar arrangements are presented as an asset within Other non-current assets on the Consolidated Balance Sheets (regardless of whether there are any amounts outstanding under the credit facility) and amortized over the life of the particular arrangement. Interest and related amortization of debt issuance costs recognized during major development and construction projects are capitalized and included in the cost of the project.
The Company evaluates changes to debt arrangements to determine whether the changes represent a modification or extinguishment to the old debt arrangement. If a debt instrument is deemed to be modified, all new lender fees are capitalized, and third-party fees associated with the previous lenders are recognized as expense within Transaction and integration costs in the Consolidated Statements of Operations and Comprehensive Income. If an extinguishment of debt instruments has occurred, the unamortized financing fees associated with the extinguished instrument are expensed to Loss on extinguishment of debt, net in the Consolidated Statements of Operations and Comprehensive Income. In the event an amendment to the Revolving Facility (defined below) reduces the committed capacity of any lenders, the portion of any unamortized fees associated with such lender is expensed on a pro-rata basis in proportion to the decrease in the committed capacity.
(p)Contingencies
The Company may be involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. The Company recognizes a loss contingency in the consolidated financial statements when it is probable a liability has been incurred and the amount of the loss can be reasonably estimated. The Company discloses any loss contingencies that do not meet both conditions if there is a reasonable possibility that a loss may have been incurred. Gain contingencies are not recorded until realized.
(q)Revenue recognition
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

The Company’s contracts with customers to supply natural gas or LNG may contain a lease of equipment or vessels, which may be accounted for as a finance or operating lease. For operating leases, the Company has elected the practical expedient to combine revenue for the sale of natural gas or LNG and operating lease income as the timing and pattern of transfer of the components are the same. The Company has concluded that the predominant component of the transaction is the sale of natural gas or LNG and therefore has not separated the lease component. The lease component of such operating leases is recognized as Operating revenue in the Consolidated Statements of Operations and Comprehensive Income. The Company allocates consideration in agreements containing finance leases between lease and non-lease components based on the relative fair value of each component. The fair value of the lease component is estimated based on the estimated standalone selling price of the same or similar equipment leased to the customer. The Company estimates the fair value of the non-lease component by forecasting volumes and pricing of gas to be delivered to the customer over the lease term.
The current and non-current portion of finance leases are recorded within Prepaid expenses and other current assets and Other non-current assets, net on the Consolidated Balance Sheets, respectively. For finance leases accounted for as sales-type leases, the profit from the sale of equipment is recognized upon lease commencement in Other revenue in the Consolidated Statements of Operations and Comprehensive Income. The lease payments for finance leases are segregated into principal and interest components similar to a loan. Interest income is recognized on an effective interest method over the lease term and included in Other revenue in the Consolidated Statements of Operations and Comprehensive Income. The principal component of the lease payment is reflected as a reduction to the net investment in the lease.
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
Other revenue also includes revenue recognized by the Company's subsidiary, Genera PR LLC ("Genera"), under its contract for the operation and maintenance of Puerto Rico Electric Power Authority's ("PREPA") thermal generation assets. Under this agreement, Genera is reimbursed for pass-through expenses, including payroll expenses of Genera employees. Genera is the principal for services for operation and maintenance services, and the Company recognizes revenue for amounts to be reimbursed by PREPA in the period such expenses are incurred. Genera is also eligible for performance-based incentive fees, which are considered variable consideration. The Company estimates the amount of variable consideration as the most likely amount, which is included in the transaction price to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur.
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
The Company collects sales taxes from its customers based on sales of taxable products and remits such collections to the appropriate taxing authority. The Company has elected to present sales tax collections in the Consolidated Statements of Operations and Comprehensive Income on a net basis and, accordingly, such taxes are excluded from reported revenues.
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
For charter contracts that are determined to be finance leases accounted for as sales-type leases, the profit from the sale of the vessel is recognized upon lease commencement in Other revenue in the Consolidated Statements of Operations and Comprehensive Income. The lease payments for finance leases are segregated into principal and interest components similar to a loan. Interest income is recognized on an effective interest method over the lease term and included in Other revenue in the Consolidated Statements of Operations and Comprehensive Income. The principal component of the lease payment is reflected as a reduction to the net investment in the lease. Revenue related to operating and service agreements in connection with charter contracts accounted for as sales-type leases are recognized over the term of the charter as the service is provided within Vessel charter revenue in the Consolidated Statements of Operations and Comprehensive Income.
Revenue includes lease payments under charters accounted for as operating leases and fees for repositioning vessels. Revenue generated from charters contracts is recorded over the term of the charter on a straight-line basis as service is provided and is included in Vessel charter revenue in the Consolidated Statements of Operations and Comprehensive Income. Lease payments include fixed payments (including in-substance fixed payments that are unavoidable) and variable payments based on a rate or index. For operating leases, the Company has elected the practical expedient to combine service revenue and operating lease income as the timing and pattern of transfer of the components are the same. Variable lease payments are recognized in the period in which the circumstances on which the variable lease payments are based become probable or occur.
Repositioning fees are included in Vessel charter revenue and are recognized at the end of the charter when the fee becomes fixed. However, where there is a fixed amount specified in the charter, which is not dependent upon redelivery location, the fee is recognized evenly over the term of the charter.
Costs directly associated with the execution of the lease or costs incurred after lease inception but prior to the commencement of the lease that directly relate to preparing the asset for the contract are capitalized and amortized in Vessel operating expenses in the Consolidated Statements of Operations and Comprehensive Income over the lease term.
The Company continues to be the accounting owner of vessels included in the Energos Formation Transaction (Note 5), and the Company accounts for third party charters of these vessels under the accounting policies for vessel leases described above. The third-party charters of these vessels are operating leases, and revenue is recognized from these charters within Vessel charter revenue in the Consolidated Statements of Operations and Comprehensive Income.
(r)Leases, as lessee
The Company has entered into lease agreements primarily for the use of LNG vessels, marine port space, office space, land and equipment. Right-of-use (“ROU”) assets recognized for these leases represent the Company’s right to use an underlying asset for the lease term, and the lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of fixed lease payments over the lease term.
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
(s)Share-based compensation
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
(t)Lessor expense recognition
Vessel operating expenses are recognized when incurred. Vessel operating expenses include crewing, repairs and maintenance, insurance, stores, lube oils, communication expenses and third-party management fees. Initial direct costs include costs directly related to the negotiation and consummation of the lease and are deferred and recognized in Vessel operating expenses over the lease term.
Certain vessels included in the Energos Formation Transaction (Note 5) are chartered to third parties under operating leases. As the accounting owner of these vessels, the Company recognizes the cost of operating these vessels in Vessel operating expenses.
(u)Transaction and integration costs
Transaction and integration costs is comprised of costs related to business combinations and dispositions and include advisory, legal, accounting, valuation and other professional or consulting fees. This caption also includes gains or losses recognized in connection with business combinations, including the settlement of preexisting relationships between the Company and an acquired entity. Financing costs which are not deferred as part of the cost of the financing on the balance sheet including fees associated with debt modifications are recognized within this caption. The Company records cloud computing costs incurred in the preliminary project stage and post-implementation stage within this caption.
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
Other taxes
Certain subsidiaries may be subject to payroll taxes, excise taxes, property taxes, sales and use taxes, in addition to income taxes in foreign countries in which they conduct business. In addition, certain subsidiaries are exposed to local state taxes, such as franchise taxes. Local state taxes that are not income taxes are recorded within Selling, general and administrative in the Consolidated Statements of Operations and Comprehensive Income.
(w)Net income per share
Basic net income per share (“EPS”) is computed by dividing net income attributable to Class A common stock by the weighted average number of shares of Class A common stock outstanding. The dilutive effect of outstanding awards, if any, is reflected in diluted earnings per share by application of the treasury stock method or if-converted method, as applicable.
(x)Acquisitions
Business combinations are accounted for under the acquisition method. On acquisition, the identifiable assets acquired and liabilities assumed are measured at their fair values at the date of acquisition. Any excess of the purchase price over the fair values of the identifiable net assets acquired is recognized as goodwill. Acquisition-related costs are expensed as incurred as Transaction and integration costs in the Consolidated Statements of Operations and Comprehensive Income. The results of operations of acquired businesses are included in the Company’s Consolidated Statements of Operations and Comprehensive Income from the date of acquisition.
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
The Company periodically assesses if impairment indicators exist at equity method investments. When an impairment is observed, any excess of the carrying amount over its estimated fair value is recognized as impairment expense when the loss in value is deemed other-than-temporary and included in Income (loss) from equity method investments in the Consolidated Statements of Operations and Comprehensive Income.
In relation to the Company's 20% equity interest in Energos, the Company elected to recognize its proportional share of the income or loss from the equity method investment on a financial reporting lag of one fiscal quarter. The Company has not elected to recognize the results of other equity method investments on a financial reporting lag.
(z)Loss of control of subsidiary
When there is a loss of control over a subsidiary, the Company de-consolidates the entity as of the date the Company ceases to have a controlling financial interest. The Company accounts for the deconsolidation of a subsidiary by recognizing a gain or loss in the Consolidated Statements of Operations and Comprehensive Income, measured by the difference between the aggregate of the fair value of the consolidation received, fair value of any retained non-controlling interest in the former subsidiary and the carrying amount of any non-controlling interest in the former subsidiary with the carrying amount of the former subsidiary’s assets and liabilities. If a change of ownership interest causes a loss of control of a foreign entity, in addition to de-recognizing the assets and liabilities, the Company will also de-recognize any amounts previously recorded in other comprehensive income.
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
(ab)Derivatives
The Company has entered into derivative positions that were used to reduce market risks associated with interest rates, foreign exchange rates and commodity prices. The Company also accounts for arrangements that require the Company to pay sellers contingent payments in asset acquisitions as derivatives. All derivative instruments are initially recorded at fair value as either assets or liabilities on the Consolidated Balance Sheets and subsequently remeasured to fair value, regardless of the purpose or intent for holding the derivative, unless they qualify for a Normal Purchases and Normal Sales (“NPNS”) exception. The Company has not designated any derivatives as cash flow or fair value hedges; however, certain instruments may be considered economic hedges. Cash inflows and outflows related to commodity derivatives and interest rate swap are classified as cash flows from operating activities in the Consolidated Statements of Cash Flows.
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
3.    Adoption of new and revised standards
New standards, amendments and interpretations issued but not effective for the year beginning January 1, 2023:
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements, to clarify or improve disclosure and presentation requirements of a variety of topics and align the requirements in the FASB accounting standard codification (ASC) with the SEC's regulations. The amendments in ASU 2023-06 will be effective on the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC, and will no longer be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. Early adoption is prohibited. Although ASU 2023-06 incorporates certain existing or incremental requirements of Regulation S-X into the Codification, those amendments do not affect the information that is already included in the audited financial statements of entities subject to the SEC’s current disclosure or presentation requirements. The Company has determined there is no material impact which will result from adoption of the ASU.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires disclosure of significant segment expenses and other segment items that are regularly provided to the CODM and included within each reported measure of segment profit or loss, and the title and position of the entity’s CODM. The amendments in this update also require entities to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments in this update are required to be applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The Company is currently reviewing the impact that the adoption of ASU 2023-07 may have on the Company's consolidated financial statements and disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, requiring companies to annually disclose specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires disclosure of income taxes paid (net of refunds received) disaggregated by federal (national), state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. The amendments in this ASU are effective for annual periods beginning after December 15, 2024, and early adoption is permitted. The amendments should be applied on a prospective basis, but retrospective application is permitted. The Company is currently reviewing the impact that the adoption of ASU 2023-09 may have on the Company's consolidated financial statements and disclosures.
The Company has reviewed all other recently issued accounting pronouncements and concluded that such pronouncements are either not applicable to the Company or no material impact is expected in the consolidated financial statements as a result of future adoption.
4.    Acquisitions
Hygo Merger
On April 15, 2021, the Company completed the acquisition of all of the outstanding common and preferred shares representing all voting interests of Hygo Energy Transition Ltd. ("Hygo"), a 50-50 joint venture between Golar LNG Limited (“GLNG”) and Stonepeak Infrastructure Fund II Cayman (G) Ltd., a fund managed by Stonepeak Infrastructure Partners (“Stonepeak”), in exchange for 31,372,549 shares of NFE Class A common stock and $580,000 in cash (the "Hygo Merger"). The acquisition of Hygo expanded the Company’s footprint in South America with three gas-to-power projects in Brazil’s large and fast-growing market. The Company acquired a 50% interest in Centrais Elétricas de Sergipe Participações S.A. (“CELSEPAR”); CELSEPAR owns 100% of the share capital of Centrais Elétricas de Sergipe S.A. (“CELSE”), the owner and operator of a 1.5GW power plant in Sergipe, Brazil (the "Sergipe Power Plant"). Assets acquired also included an operating FSRU terminal in Sergipe, Brazil (the "Sergipe Facility"), as well as a terminal and power plant under development in State of Pará, Brazil (the "Barcarena Facility" and "Barcarena Power Plant," respectively), and a terminal under development on the southern coast of Brazil (the "Santa Catarina Facility"). In addition, the Company also acquired two LNG carriers and the Nanook, a newbuild FSRU moored and in service at the Sergipe Facility.
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
The fair value of Hygo’s non-controlling interest (“NCI”) as of April 15, 2021 was $38,306, including the fair value of the net assets of VIEs that Hygo had consolidated. These VIEs were SPVs (defined below) for the sale and leaseback of certain vessels, and Hygo had no equity investment in these entities. The fair value of NCI was determined based on the valuation of the SPV’s external debt and the lease receivable asset associated with the sales leaseback transaction with Hygo’s subsidiary, using a discounted cash flow method.
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
The Company’s results of operations for the year ended December 31, 2023 include Hygo’s result of operations for the entire period. Revenue and net loss attributable to Hygo during the period was $5,465 and $11,389, respectively, which excludes revenue generated from the acquired vessels after the Energos Formation Transaction on August 15, 2022.

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
As a result of the GMLP Merger, the Company acquired a fleet of six FSRUs and four LNG carriers to support the Company's existing facilities and international business development pipeline. Assets acquired also included an interest in a floating natural gas liquefaction vessel (“FLNG”), the Hilli Episeyo (the "Hilli").
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
The Company acquired favorable and unfavorable leases for the use of GMLP’s vessels. The fair value of the favorable contracts was $106,500 and the fair value of the unfavorable contracts was $13,400. The total weighted average amortization period was approximately three years, and the unfavorable contract liability had a weighted average amortization period of approximately one year.
The Company and GMLP had an existing lease agreement prior to the GMLP Merger. As a result of the acquisition, the lease agreement and any associated receivable and payable balances were effectively settled. The lease agreement also included provisions that required a subsidiary of NFE to indemnify GMLP to the extent that GMLP incurred certain tax liabilities as a result of the lease. A loss of $3,978 related to settlement of this indemnification provision was recognized in Transaction and integration costs in the Consolidated Statements of Operations and Comprehensive Income in the second quarter of 2021.
The Company’s results of operations for the year ended December 31, 2023 include GMLP’s result of operations from the entire period. Revenue and net loss attributable to GMLP during this period was $0 and $33,148, respectively, which excludes revenue generated from the acquired vessels after the Energos Formation Transaction on August 15, 2022.

Acquisition costs associated with the Mergers of $33,907 for the year ended December 31, 2021 were included in Transaction and integration costs in the Company’s Consolidated Statements of Operations and Comprehensive Income.
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
CH4 Energia Ltda.
On January 12, 2021, the Company acquired 100% of the outstanding shares of CH4 Energia Ltda. (“CH4”), an entity that owns key permits and authorizations to develop an LNG terminal. The purchase consideration consisted of $903 of cash paid at closing in addition to potential future payments contingent on achieving certain construction milestones of up to approximately $3,600. As the contingent payments met the definition of a derivative, the fair value of the contingent payments as of the acquisition date of $3,047 was included as part of the purchase consideration and was recognized in Other long-term liabilities on the Consolidated Balance Sheets.
The purchase of CH4 was accounted for as an asset acquisition. As a result, no goodwill was recorded, and the Company’s acquisition-related costs of $295 were included in the purchase consideration. The total purchase consideration of $5,776, which included a deferred tax liability of $1,531 recognized as a result from the acquisition, was allocated to permits and authorizations acquired and was recorded within Intangible assets, net.
Pecém Energia S.A. and Energetica Camacari Muricy II S.A.
On March 11, 2021, the Company acquired 100% of the outstanding shares of Pecém Energia S.A. (“Pecém”) and Energetica Camacari Muricy II S.A. (“Muricy”). These companies collectively hold grants to operate as an independent power provider and 15-year power purchase agreements for the development of thermoelectric power plants in the State of Bahia, Brazil.
The purchase consideration consisted of $8,041 of cash paid at closing in addition to potential future payments contingent on achieving commercial operations of a gas-fired power plant of up to approximately $10.5 million. As the contingent payments met the definition of a derivative, the fair value of the contingent payments as of the acquisition date of $7,473 was included as part of the purchase consideration and was recognized in Other long-term liabilities on the Consolidated Balance Sheets. The selling shareholders may also receive future payments based on power generated by a power plant, subject to a maximum payment of approximately $4.6 million.
The purchases of Pecém and Muricy were accounted for as asset acquisitions. As a result, no goodwill was recorded, and the Company’s acquisition-related costs of $1,275 were included in the purchase consideration. Of the total purchase consideration, $16,585 was allocated to acquired power purchase agreements and was recorded in Intangible assets, net, and the remaining purchase consideration was related to working capital acquired.
In the fourth quarter of 2023, a consolidated indirect subsidiary of NFE completed the sale of 100% of the shares of Pecém and Muricy. The sale price included cash consideration of BRL109,547 ($22,434 using exchange rates as of December 31, 2023), of which BRL 35,019 ($7,234 using exchange rates as of December 31, 2023) will be settled in the second quarter of 2024. Consideration under this agreement also included potential future earnout payments based on the revenue generated from power purchase agreements held by Pecém and Muricy. The estimated value of the contingent payments as of the disposition date of BRL101,836 ($21,036 using exchange rates as of December 31, 2023) was included as part of the sale consideration and was recognized in Other non-current assets on the Consolidated Balance Sheets. Total consideration, including the value of contingent payments, totaled $43,470, and the Company recognized a pre-tax gain of $21,534 in Gain on sale of assets, net in the Consolidated Statements of Operations and Comprehensive Income.
5.     Energos Formation Transaction
On August 15, 2022, the Company completed a transaction (the “Energos Formation Transaction”) with an affiliate of Apollo Global Management, Inc., pursuant to which the Company transferred ownership of 11 vessels to Energos Infrastructure ("Energos") in exchange for approximately $1.85 billion in cash and a 20% equity interest in Energos. Ten of the vessels were subject to current or future charters with the Company and one vessel (the Nanook) was not subject to a future NFE charter. The in-place and future charters to the Company of ten vessels prevent the recognition of the sale of those vessels to Energos, and the proceeds associated with these vessels have been treated as a failed sale leaseback. As a result, these ten vessels continue to be recognized on the Consolidated Balance Sheets as Property, plant and equipment, and the proceeds are recognized as debt ("Vessel Financing Obligation"). Consistent with this treatment as a failed sale leaseback, (i) the third party charter revenues continue to be recognized by the Company as Vessel charter revenue; (ii) the costs of operating the vessels is included in Vessel operating expenses for the remaining terms of the third-party charters and (iii) such revenues are included as part of debt service for the sale leaseback financing debt and are included in additional financing costs within Interest expense, net. The Company has accounted for the investment in Energos as an equity method investment; see Note 13 for further discussion of this investment.
6.    VIEs
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
Prior to the Energos Formation Transaction, the most significant impact of the lessor VIEs operations on the Company’s Consolidated Statements of Operations and Comprehensive Income was an addition to interest expense of $6,348 for the year ended December 31, 2022. Upon termination of the sale leaseback financing arrangements in the third quarter of 2022, the Company recognized a loss on extinguishment of debt of $9,082 in the Consolidated Statements of Operations and Comprehensive Income.
For the period subsequent to the completion of the Mergers in 2021, the most significant impact of the lessor VIEs operations on the Company’s Consolidated Statements of Operations and Comprehensive Income was an addition to interest expense of $11,766 for the year ended December 31, 2021.

The most significant impact of the lessor VIEs cash flows on the Consolidated Statements of Cash Flows is net cash used in financing activities of $400,622 and $236,916 for the years ended December 31, 2022 and 2021, respectively. In the second quarter of 2022, one of the lessor VIEs declared a dividend of $4,000, which was paid in the third quarter of 2022. The declared dividend was recognized as a change to non-controlling interest in the consolidated financial statements.
7.    Revenue recognition
Operating revenue in the Consolidated Statements of Operations and Comprehensive Income includes revenue from sales of LNG and natural gas as well as outputs from the Company’s natural gas-fueled power generation facilities, including power and steam, and the sale of LNG cargos. Included in operating revenue are LNG cargo sales to customers of $618,521, $1,175,866, and $462,695 for the years ended December 31, 2023, 2022 and 2021, respectively. LNG cargo sales for the year ended December 31, 2023 included $332,000 of contract settlements. The table below summarizes the balances in Other revenue:

	Year Ended December 31,
	2023	2022	2021
Development services revenue	$—	$—	$125,924
Interest income and other revenue	26,341	32,469	35,261
Operation and maintenance revenue	49,900	—	—
Total other revenue	$76,241	$32,469	$161,185
Operation and maintenance revenue began to be recognized in the year ended December 31, 2023 once Genera's contract with PREPA commenced on July 1, 2023. Amounts recognized include fixed fees and the reimbursement of pass-through expenditures, and all variable consideration was fully constrained as of December 31, 2023.
Under most customer contracts, invoicing occurs once the Company’s performance obligations have been satisfied, at which point payment is unconditional. As of December 31, 2023 and 2022, receivables related to revenue from contracts with customers totaled $331,108 and $280,382, respectively, and were included in Receivables, net on the Consolidated Balance Sheets, net of current expected credit losses of $1,158 and $884, respectively. Other items included in Receivables, net not related to revenue from contracts with customers represent leases, which are accounted for outside the scope of ASC 606 and receivables associated with reimbursable costs.
Contract assets are comprised of the transaction price allocated to completed performance obligations that will be billed to customers in subsequent periods. The Company has recognized contract liabilities, comprised of unconditional payments due or paid under the contracts with customers prior to the Company’s satisfaction of the related performance obligations. The contract assets and contract liabilities balances as of December 31, 2023 and 2022 are detailed below:

	December 31, 2023	December 31, 2022
Contract assets, net - current	$8,714	$8,083
Contract assets, net - non-current	19,901	28,651
Total contract assets, net	$28,615	$36,734

Contract liabilities, net - current	$65,287	$12,748
Contract liabilities, net - non-current	31,698	—
Total contract liabilities, net	$96,985	$12,748

Revenue recognized in the year from:
Amounts included in contract liabilities at the beginning of the year	$12,748	$2,951
Contract assets are presented net of expected credit losses of $326 and $401 as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, contract assets were comprised of $28,536 and $36,483 of unbilled receivables, respectively, which represent unconditional rights to payment only subject to the passage of time.

Contract liabilities increased during the year ended December 31, 2023 primarily due to advance payments received under the Company's contracts in Puerto Rico to provide temporary power and to operate and maintain PREPA's power generation assets. These payments will be recognized as revenue over the expected term of these contracts.
The Company has recognized costs to fulfill a contract with customers, which primarily consist of expenses required to enhance resources to deliver under agreements with these customers. These costs can include set-up and mobilization costs incurred ahead of the service period, and such costs will be recognized on a straight-line basis over the expected term of the agreement. As of December 31, 2023, the Company has capitalized $25,282, of which $2,864 of these costs is presented within Prepaid and other current assets and $22,418 is presented within Other non-current assets on the Consolidated Balance Sheets. As of December 31, 2022, the Company had capitalized $10,377, of which $604 of these costs was presented within Prepaid and other current assets and $9,773 was presented within Other non-current assets on the Consolidated Balance Sheets.
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

Period	Revenue
2024	$2,073,254
2025	1,606,743
2026	685,108
2027	681,418
2028	667,251
Thereafter	9,188,750
Total	$14,902,524
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
Lessor arrangements
Property, plant and equipment subject to vessel charters accounted for as operating leases is included within Vessels within "Note 15. Property, plant and equipment, net." Vessels included in the Energos Formation Transaction, including those vessels chartered to third parties, continue to be recognized on the Consolidated Balance Sheets, and as such, the carrying amount of these vessels that are leased to third parties under operating leases is as follows:

	December 31, 2023	December 31, 2022
Property, plant and equipment	$686,683	$1,292,957
Accumulated depreciation	(69,977)	(80,233)
Property, plant and equipment, net	$616,706	$1,212,724

The components of lease income from vessel operating leases for the years ended December 31, 2023, 2022 and 2021 are shown below. As the Company has not recognized the sale of all of the vessels included in the Energos Formation Transaction, the operating lease income shown below for the years ended December 31, 2023 and 2022, respectively, is comprised of revenue from third-party charters of vessels included in the Energos Formation Transaction.

	December 31, 2023	December 31, 2022	December 31, 2021
Operating lease income	$276,113	$328,366	$214,193
Variable lease income	730	22,940	11,067
Total operating lease income	$276,843	$351,306	$225,260
The Company’s charter of the Nanook and certain equipment leases provided in connection with the supply of natural gas or LNG are accounted for as finance leases. The Company recognized the sale of the net investment in the finance lease of the Nanook as part of the Energos Formation Transaction. Proceeds of $593,000 were allocated to the sale of this financial asset, and upon derecognition of the finance lease, a loss of $14,598 was recognized as Other expense (income), net, in the Consolidated Statements of Operations and Comprehensive Income.
Prior to the completion of the Energos Formation Transaction, the Company's charter of the Nanook was accounted for as a finance lease, and the Company recognized interest income of $28,643 and $32,880 for the years ended December 31, 2022 and 2021, respectively, related to the finance lease, which was presented within Other revenue in the Consolidated Statements of Operations and Comprehensive Income. The Company also recognized revenue of $5,852 and $5,549 for the years ended December 31, 2022 and 2021, respectively, related to the operation and services agreement and variable charter revenue within Vessel charter revenue in the Consolidated Statements of Operations and Comprehensive Income. The Company recognized the sale of the net investment in the finance lease of the Nanook as part of the Energos Formation Transaction.
Subsequent to the Energos Formation Transaction, all cash receipts on vessel charters, including the finance lease of the Nanook, will be received by Energos. As such, there are no future cash receipts from operating leases, and the future cash receipts from other finance leases are not significant as of December 31, 2023.
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

As of December 31, 2023 and 2022, ROU assets, current lease liabilities and non-current lease liabilities consisted of the following:

	December 31, 2023	December 31, 2022
Operating right-of-use assets	$538,055	$355,883
Finance right-of-use assets (1)	50,330	21,994
Total right-of-use assets	$588,385	$377,877

Current lease liabilities:
Operating lease liabilities	$135,867	$44,371
Finance lease liabilities	28,681	4,370
Total current lease liabilities	$164,548	$48,741
Non-current lease liabilities:
Operating lease liabilities	$390,519	$290,899
Finance lease liabilities	15,975	11,222
Total non-current lease liabilities	$406,494	$302,121
(1)Finance lease ROU assets are recorded net of accumulated amortization of $21,470 and $2,134 as of December 31, 2023 and 2022, respectively.
For the years ended December 31, 2023, 2022, and 2021, the Company’s operating lease cost recorded within the Consolidated Statements of Operations and Comprehensive Income were as follows:

	Year Ended December 31,
	2023	2022	2021
Fixed lease cost	$109,873	$75,771	$41,054
Variable lease cost	4,601	2,203	1,711
Short-term lease cost	23,903	20,129	6,974

Lease cost - Cost of sales	$88,608	$87,610	$41,147
Lease cost - Operations and maintenance	42,520	3,681	2,343
Lease cost - Selling, general and administrative	7,249	6,812	6,249

For the years ended December 31, 2023, 2022 and 2021, the Company has capitalized $61,320, $20,403 and $15,568 of lease costs, respectively. Capitalized costs include vessels and port space used during the commissioning of development projects. Short-term lease costs for vessels chartered by the Company to transport inventory from a supplier’s facilities to the Company’s storage locations are capitalized to inventory.
The Company has leases of turbines, ISO tanks and a parcel of land that are recognized as finance leases. For the years ended December 31, 2023, 2022 and 2021, the Company’s finance interest expense and amortization recorded in Interest expense and Depreciation and amortization, respectively, within the Consolidated Statements of Operations and Comprehensive Income were as follows:

	Year Ended December 31,
	2023	2022	2021
Interest expense related to finance leases	$3,706	$852	$409
Amortization of right-of-use asset related to finance leases	19,337	1,512	622

Cash paid for operating leases is reported in operating activities in the consolidated statements of cash flows. Supplemental cash flow information related to leases was as follows for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Operating cash outflows for operating lease liabilities	$133,132	$96,698	$46,066
Financing cash outflows for finance lease liabilities	21,187	3,697	2,156
Right-of-use assets obtained in exchange for new operating lease liabilities	265,537	135,075	172,996
Right-of-use assets obtained in exchange for new finance lease liabilities	47,672	—	24,533
The future payments due under operating and finance leases as of December 31, 2023 are as follows:

	Operating Leases	Financing Leases
2024	$179,273	$30,939
2025	125,262	12,427
2026	78,023	3,041
2027	77,557	436
2028	76,966	89
Thereafter	174,365	853
Total Lease Payments	$711,446	$47,785
Less: effects of discounting	185,060	3,129
Present value of lease liabilities	$526,386	$44,656

Current lease liability	$135,867	$28,681
Non-current lease liability	390,519	15,975
As of December 31, 2023, the weighted-average remaining lease term for operating leases was 5.9 years and finance leases was 2.0 years. Because the Company generally does not have access to the rate implicit in the lease, the incremental borrowing rate is utilized as the discount rate. The weighted average discount rate associated with operating leases as of December 31, 2023 and 2022 was 10.1% and 8.5%, respectively. The weighted average discount rate associated with finance leases as of December 31, 2023 and 2022 was 8.2% and 5.1%, respectively.
In January 2024, the Company has commenced a 10-year lease of a vessel with expected future payments of approximately $376 million.
9.    Financial instruments
Commodity risk management
The Company has utilized commodity swap transactions to manage exposure to changes in market pricing of natural gas or LNG. Realized and unrealized gains and losses on these transactions have been recognized in Cost of sales in the Consolidated Statements of Operations and Comprehensive Income.
•During the fourth quarter of 2022, the Company entered into a commodity swap transaction to swap market pricing exposure for approximately 6.8 TBtus for a fixed price of $40.55 per MMBtu. The swap settled during the first quarter of 2023 resulting in a gain of $41,315 recognized as a reduction to Cost of sales in the Consolidated Statements of

Operations and Comprehensive Income. The gain was comprised of a realized gain of $146,112 and the reversal of the unrealized gain of $104,797 recognized in the fourth quarter of 2022.
•In January 2023, the Company entered into a series of commodity swap transactions. Realized loss of $8,495 for the year ended December 31, 2023 on this instrument have been recognized in Cost of sales in the Consolidated Statements of Operations and Comprehensive Income. All swaps have been settled prior to December 31, 2023.
Interest rate and currency risk management
In connection with the Mergers during 2022, the Company acquired an interest rate swap to reduce the risk associated with fluctuations in interest rates by converting floating rate interest obligations to fixed rates, which from an economic perspective hedges the interest rate exposure. The interest rate swap was terminated in the first quarter of 2023.
During the fourth quarter of 2023, the Company entered into a non-deliverable forward to secure the currency position of the Barcarena Debentures (defined below) to be issued nominated in USD. The forward was settled in November 2023, and the Company recorded a realized gain of $5,864.
The Company does not hold or issue instruments for speculative purposes, and the counterparties to such contracts are major banking and financial institutions. Credit risk exists to the extent that the counterparties are unable to perform under the contracts; however, the Company does not anticipate non-performance by any counterparties.
The mark-to-market gain or loss on the interest rate swap, non-deliverable forward and other derivative instruments that are not intended to mitigate commodity risk are reported in Other expense (income), net in the Consolidated Statements of Operations and Comprehensive Income.
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

The Company uses the market approach when valuing investment in equity securities which is recorded in Other non-current assets on the Consolidated Balance Sheets as of December 31, 2023 and 2022.

The Company uses the income approach when valuing the following financial instruments:
•Interest rate swap and commodity swaps - The Company did not have any interest rate swaps or commodity swaps outstanding as of December 31, 2023. As of December 31, 2022, the interest rate swap and commodity swaps were recorded within Other non-current assets and Prepaid expenses and other current assets on the Consolidated Balance Sheets, respectively.

•Contingent consideration derivative liability represents consideration due to the sellers in asset acquisitions when certain contingent events occur. The liabilities associated with these derivatives are recorded within Other current liabilities and Other long-term liabilities based on the timing of expected settlement.

The fair value of certain derivative instruments, including commodity swaps, is estimated considering current interest rates, foreign exchange rates, closing quoted market prices and the creditworthiness of counterparties. The Company estimates fair value of the contingent consideration derivative liabilities using a discounted cash flows method with discount rates based on the average yield curve for bonds with similar credit ratings and matching terms to the discount periods as well as a probability of the contingent events occurring.
The following table presents the Company’s financial assets and financial liabilities, including those that are measured at fair value, as of December 31, 2023 and 2022:

	Level 1	Level 2	Level 3	Total
December 31, 2023
Assets
Investment in equity securities	$—	$—	$7,678	$7,678

Liabilities
Contingent consideration derivative liabilities	—	—	37,832	37,832

December 31, 2022
Assets
Investment in equity securities	$10,128	$—	$7,678	$17,806
Interest rate swap	—	11,650	—	11,650
Commodity swap	—	104,797	—	104,797

Liabilities
Contingent consideration derivative liabilities	$—	$—	$46,619	$46,619
The Company believes the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of December 31, 2023 and 2022 and are classified as Level 1 within the fair value hierarchy.
The table below summarizes the fair value adjustment to instruments measured at Level 3 in the fair value hierarchy, including the contingent consideration derivative liabilities. These adjustments have been recorded within Other expense (income), net in the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Contingent consideration derivative liabilities - Fair value adjustment - loss (gain)	$(4,801)	$703	$(341)
During the years ended December 31, 2023 and 2022, the Company had no transfers in or out of Level 3 in the fair value hierarchy.

10.    Restricted cash
As of December 31, 2023 and 2022, restricted cash consisted of the following:

	December 31, 2023	December 31, 2022
Cash restricted under the terms of loan agreements	$102,079	$124,085
Collateral for letters of credit and performance bonds	53,321	41,392
Collateral for interest rate swaps	—	2,500
Total restricted cash	$155,400	$167,977

Current restricted cash	$155,400	$165,396
Non-current restricted cash	—	2,581
Uses of cash proceeds under the Barcarena Term Loan and Barcarena Debentures (see Note 20) are restricted to certain payments to construct the Barcarena Power Plant. Non-current restricted cash is presented in Other non-current assets, net on the Consolidated Balance Sheets.
11.    Inventory
As of December 31, 2023 and 2022, inventory consisted of the following:

	December 31, 2023	December 31, 2022
LNG and natural gas inventory	$75,417	$15,398
Automotive diesel oil inventory	10,121	8,164
Bunker fuel, materials, supplies and other	28,146	15,508
Total inventory	$113,684	$39,070
Inventory is adjusted to the lower of cost or net realizable value each quarter. Changes in the value of inventory are recorded within Cost of sales in the Consolidated Statements of Operations and Comprehensive Income. In the second quarter of 2023, the Company acquired a spot cargo at a higher cost to obtain a new customer contract. The net realizable value of this cargo was below the cost as of June 30, 2023, and as such, we recognized an adjustment to inventory of $6,232. No other adjustments were recorded during the years ended December 31, 2023, 2022 and 2021.
12.    Prepaid expenses and other current assets
As of December 31, 2023 and 2022, prepaid expenses and other current assets consisted of the following:

	December 31, 2023	December 31, 2022
Prepaid expenses	$31,490	$56,380
Recoverable taxes	80,630	37,504
Commodity swap	—	104,797
Due from affiliates	1,566	698
Assets held for sale	21,265	—
Other current assets	78,153	27,504
Total prepaid expenses and other current assets, net	$213,104	$226,883
During the fourth quarter of 2023, the Company began to sub-charter the Winter, a vessel included in the Energos Formation Transaction, and an asset was recorded representing the existing charterer's remaining payments to Energos, which was $59,074 as of December 31, 2023. The Company also recognized a liability of $49,400 (see Note 19) representing the Company's obligation to pay sub-charter payments until the vessel is chartered directly from Energos.
The remaining balance of other current assets as of December 31, 2023 and 2022 primarily consists of deposits, as well as the current portion of contract assets (Note 7).
Assets held for sale
In December 2023, the Company entered into an agreement to sell the vessel, Mazo, for $22,400; the sale closed in the first quarter of 2024, and as such, the vessel has been classified as held for sale as of December 31, 2023. In conjunction with the classification to held for sale, the Company recognized an impairment of $10,958 within Asset impairment expense in the Consolidated Statements of Operations and Comprehensive Income. Nonrecurring, Level 2 inputs were used to estimate the fair value of the investment for the purpose of recognizing the OTTI.
13.    Equity method investments
As a result of the Mergers, the Company acquired a 50% ownership interest in both CELSEPAR and Hilli LLC, and both investments have been recognized as equity method investments. As part of the Energos Formation Transaction, the Company contributed certain vessels to Energos in exchange for an equity interest, and this equity interest has been accounted for under the equity method. The Company has a 20% ownership interest in Energos.
The investment in CELSEPAR was reflected in the Terminals and Infrastructure segment; the investments in Hilli LLC and Energos were reflected in the Ships segment.
Changes in the balance of the Company’s equity method investments is as follows:

	December 31, 2023	December 31, 2022
Equity method investments as of beginning of period	$392,306	$1,182,013
Capital contributions	1,501	133,314
Dividends	(5,830)	(29,372)
Equity in earnings of investees	15,249	15,546
Other-than-temporary impairment	(5,277)	(487,765)
Sale of equity method investments	(260,156)	(500,076)
Foreign currency translation adjustment	—	78,646
Equity method investments as of end of period	$137,793	$392,306
The carrying amounts of the Company's equity method investments as of December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022
Hilli LLC	$—	$260,000
Energos	137,793	132,306
Total	$137,793	$392,306
As of December 31, 2023, the carrying value of the Company’s equity method investments was less than its proportionate share of the underlying net assets of its investee by $5,277. At December 31, 2022, the carrying value of the Company’s equity method investments exceeded its proportionate share of the underlying net assets of its investees by $16,976, and the basis difference attributable to amortizable net assets was amortized to Income (loss) from equity method investments in the Consolidated Statements of Operations and Comprehensive Income over the remaining estimated useful lives of the underlying assets.

Energos
The Company acquired a 20% equity interest in Energos as part of the Energos Formation Transaction in the third quarter of 2022. The Company's equity investment provided certain rights, including representation on the Energos board of directors, that gave the Company significant influence over the operations of Energos, and as such, the investment was accounted for under the equity method. Energos was also an affiliate, and all transactions with Energos were transactions with an affiliate.
Subsequent to December 31, 2023, the Company entered into a Unit Purchase Agreement to sell substantially all of its stake in Energos. As a result of the transaction, the Company has recognized an other than temporary impairment ("OTTI") of the investment in Energos totaling $5,277 for the year ended December 31, 2023, and this loss was recognized in Income (loss) from equity method investments in the Consolidated Statements of Operations and Comprehensive Income. Nonrecurring, Level 2 inputs were used to estimate the fair value of the investment for the purpose of recognizing the OTTI. The sale was completed on February 14, 2023. Following the disposition of substantially all of the stake in Energos, the Company no longer has significant influence over Energos, and the value of any remaining investment will not be accounted for under the equity method.
Due to the timing and availability of financial information of Energos, the Company recognized its proportional share of the income or loss from the equity method investment on a financial reporting lag of one fiscal quarter. For the years ended December 31, 2023 and 2022, the Company has recognized earnings from Energos of $9,263 and $2,788, respectively.
Hilli LLC
On March 15, 2023, the Company completed a transaction with Golar LNG Limited ("GLNG") for the sale of the Company's investment in the common units of Hilli LLC in exchange for approximately 4.1 million NFE shares and $100,000 in cash (the "Hilli Exchange"). In the fourth quarter of 2022, the Company recognized an OTTI on the investment in Hilli LLC of $118,558; this impairment was recognized in Income (loss) from equity method investments in the Consolidated Statements of Operations and Comprehensive Income. Upon completion of the Hilli Exchange, a loss on disposal of $37,401 was recognized in Other expense (income), net in the Consolidated Statements of Operations and Comprehensive Income. As a result of the Hilli Exchange, the Company no longer has an ownership interest in the Hilli. NFE shares received from GLNG were cancelled upon closing of the Hilli Exchange.
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
The purchase price payable by Eneva accrued interest at a rate of CDI +1% from December 31, 2021 until the date of the closing (CDI at closing used for interest calculation purposes) and was subject to certain customary adjustments, including for the amount of any (a) distributions or payments to or for the benefit of Sergipe Sellers and their affiliates and liabilities incurred or assumed for the benefit of Sergipe Sellers or their affiliates, and (b) certain fees and expenses incurred by CELSEPAR and CEBARRA in connection with the Sergipe Sale. The Sergipe Sale was completed on October 3, 2022, and Eneva paid the Sergipe Sellers R$6.8 billion (approximately $1.3 billion using the exchange rate as of the closing date), prior to the settlement of debt, settlement of other contractual liabilities and payment of transaction costs and consent fees at closing. The Company also entered into a foreign currency forward to mitigate foreign currency risk to the expected proceeds from the transaction, and this foreign currency forward settled at the time of the Sergipe Sale resulting in a gain of $20,394, recognized in Other expense (income), net in the Consolidated Statements of Operations and Comprehensive Income.
As a result of the announcement of the Sergipe Sale, the Company recognized an OTTI of the investment in CELSEPAR totaling $369,207 for the year ended December 31, 2022, and this loss was recognized in Income (loss) from equity method investments in the Consolidated Statements of Operations and Comprehensive Income.

14.    Construction in progress
The Company’s construction in progress activity during the years ended December 31, 2023 and 2022 is detailed below:

	December 31, 2023	December 31, 2022
Construction in progress as of beginning of period	$2,418,608	$1,043,883
Additions	3,438,895	1,482,871
Asset impairment expense	—	(50,659)
Impact of currency translation adjustment	30,989	5,580
Assets placed in service	(540,198)	(63,067)
Construction in progress as of end of period	$5,348,294	$2,418,608
Interest expense of $295,809, $94,454 and $30,093, inclusive of amortized debt issuance costs, was capitalized for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company has significant development activities in Latin America as well as the development of the Company's Fast LNG liquefaction solution, and the completion of such developments are subject to risks related to successful completion, including those related to government approvals, site identification, financing, construction permitting and contract compliance. The Company's development activities for the year ended December 31, 2023 were primarily focused on Fast LNG and the construction of temporary power generation assets to support the Puerto Rican grid stabilization project; additions to construction in progress in 2023 of $2,930,384 were to develop Fast LNG projects and Puerto Rican temporary power.
Assets placed in service during 2023 are primarily comprised of assets to support our Puerto Rican temporary power project and our power plant at the Port of Pichilingue in Baja California Sur, Mexico.
15.    Property, plant and equipment, net
As of December 31, 2023 and 2022, the Company’s property, plant and equipment, net consisted of the following:

	December 31, 2023	December 31, 2022
Vessels	$1,494,433	$1,518,839
Terminal and power plant equipment	430,883	218,296
CHP facilities	273,978	123,897
Gas terminals	179,103	177,780
ISO containers and other equipment	156,925	134,324
LNG liquefaction facilities	63,316	63,316
Gas pipelines	66,319	65,985
Land	54,324	52,995
Leasehold improvements	139,967	9,377
Accumulated depreciation	(377,833)	(248,082)
Total property, plant and equipment, net	$2,481,415	$2,116,727
The book value of the vessels that were recognized due to the failed sale leaseback in the Energos Formation Transaction as of December 31, 2023 and 2022 was $1,293,384 and $1,328,553, respectively.
Depreciation for the years ended December 31, 2023, 2022 and 2021 totaled $141,069, $104,823 and $80,220, respectively, of which $905, $954 and $1,167, respectively, is included within Cost of sales in the Consolidated Statements of Operations and Comprehensive Income.

16.    Goodwill and intangible assets
Goodwill
The carrying amount of goodwill was $776,760 as of both December 31, 2023 and 2022.
The Company performed its annual goodwill impairment test as of October 1, 2023 and 2022 and, in both periods, conducted a qualitative assessment. The Company concluded that the fair value of each reporting unit was greater than the carrying amount, and no goodwill impairment charges were recognized during the years ended December 31, 2023 and 2022.
Intangible assets
The following tables summarize the composition of intangible assets as of December 31, 2023 and 2022:

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Weighted Average Life
Definite-lived intangible assets
Favorable vessel charter contracts	$17,700	$(10,615)	$—	$7,085	4
Permits and development rights	48,217	(5,557)	(291)	42,369	38
Easements	1,555	(341)	—	1,214	30

Indefinite-lived intangible assets
Easements	1,191	—	(44)	1,147	n/a
Total intangible assets	$68,663	$(16,513)	$(335)	$51,815

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Weighted Average Life
Definite-lived intangible assets
Favorable vessel charter contracts	$106,500	$(64,836)	$—	$41,664	3
Permits and development rights	48,217	(4,115)	(2,239)	41,863	38
Easements	1,556	(294)	—	1,262	30

Indefinite-lived intangible assets
Easements	1,191	—	(83)	1,108	n/a
Total intangible assets	$157,464	$(69,245)	$(2,322)	$85,897
As of December 31, 2023 and 2022, the weighted-average remaining amortization periods for the intangible assets were 28.8 and 18.0 years, respectively. Amortization expense for the years ended December 31, 2023, 2022, and 2021 was $26,853, $37,162, and $18,609, respectively which were inclusive of reductions in expense for the amortization of unfavorable contract liabilities assumed in the Mergers.
During the year ended December 31, 2023, certain favorable vessel charter contract intangibles with a gross carrying amount of $88,000 became fully amortized, and the gross carrying amount and accumulated amortization have been written-off. Additionally, a vessel charter contract was terminated during 2023, and the net book value of the intangible asset on the date of termination of $9,553 was recognized as an impairment in the Consolidated Statements of Operations and Comprehensive Income.

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
The estimated aggregate amortization expense, inclusive of reductions in expense for the amortization of unfavorable contract liabilities assumed in the Mergers, for each of the next five years is:

Year ended December 31:
2024	$5,346
2025	4,353
2026	1,307
2027	1,307
2028	1,307
Thereafter	37,048
Total	$50,668
17.    Other non-current assets, net
As of December 31, 2023 and 2022, Other non-current assets consisted of the following:

	December 31, 2023	December 31, 2022
Assets held for sale	$—	$40,685
Contract asset, net (Note 7)	19,901	28,651
Investments in equity securities	7,678	17,806
Cost to fulfill (Note 7)	22,418	9,773
Upfront payments to customers	8,855	9,158
Other	68,051	35,606
Total other non-current assets	$126,903	$141,679
All assets and liabilities of Pecém and Muricy were classified as held for sale as of December 31, 2022. The estimated fair value of these entities based on the consideration in the agreement was in excess of the carrying value, and no impairment loss was recognized upon classification as held for sale.
The Company recognized unrealized (loss) gain on its investments in equity securities of $(1,067) and $8,254 for the years ended December 31, 2022 and 2021, respectively, within Other expense (income), net in the Consolidated Statements of Operations and Comprehensive Income. During the third quarter of 2023, the Company sold certain investments in equity securities recognizing a realized gain of $165. Investments in equity securities include investments without a readily determinable fair value of $7,678 as of both December 31, 2023 and 2022.
Upfront payments to customers consist of amounts the Company has paid in relation to two natural gas sales contracts with customers to construct fuel-delivery infrastructure that the customers will own. Other non-current assets includes the value of the earnout receivable recognized upon the sale of Pecém and Muricy, development costs for hosted software products and deferred financing costs related to the Revolving Facility.

18.    Accrued liabilities
As of December 31, 2023 and 2022, accrued liabilities consisted of the following:

	December 31, 2023	December 31, 2022
Accrued development costs	$286,030	$364,157
Accrued interest	82,507	51,994
Accrued bonuses	41,356	37,739
Accrued dividend	—	626,310
Other accrued expenses	61,782	82,212
Total accrued liabilities	$471,675	$1,162,412
19.    Other current liabilities
As of December 31, 2023 and 2022, Other current liabilities consisted of the following:

	December 31, 2023	December 31, 2022
Derivative liabilities	$19,450	$19,458
Contract liabilities	65,287	12,748
Income tax payable	54,040	6,261
Due to affiliates	9,579	7,499
Winter sub-charter liability	49,400	—
Other current liabilities	30,195	6,912
Total other current liabilities	$227,951	$52,878
During the fourth quarter of 2023, the Company began to sub-charter the Winter, a vessel included in the Energos Formation Transaction, and a liability was recorded representing the Company's obligation to pay sub-charter payments until the vessel is chartered directly from Energos. The Company also recognized an asset of $59,074 (see Note 12) representing the charterer's remaining payments to Energos.
The remaining balance of other current liabilities as of December 31, 2023 primarily consists of recoverable taxes payable.

20.    Debt
As of December 31, 2023 and 2022, debt consisted of the following:

	December 31, 2023	December 31, 2022
Senior Secured Notes, due September 2025	$1,245,662	$1,243,351
Senior Secured Notes, due September 2026	1,486,374	1,481,639
Vessel Financing Obligation, due August 2042	1,359,995	1,406,091
Revolving Facility	866,600	—
Term Loan B, due October 2028	771,420	—
South Power 2029 Bonds, due May 2029	216,993	216,177
Barcarena Term Loan, due February 2024	199,678	194,427
Equipment Notes, due July 2026	190,789	—
Short-term Borrowings	182,270	—
Barcarena Debentures, due October 2028	175,025	—
EB-5 Loan, due July 2028	61,614	—
Tugboat Financing, due December 2038	46,728	—
Total debt	$6,803,148	$4,541,685
Current portion of long-term debt	$292,625	$64,820
Long-term debt	6,510,523	4,476,865
Long-term debt is recorded at amortized cost on the Consolidated Balance Sheets. The fair value of the Company's long-term debt is $6,835,487 and $4,327,311 as of December 31, 2023 and 2022, respectively, and is classified as Level 2 within the fair value hierarchy. The Company's debt arrangements include cross-acceleration clauses whereby events of default under an individual debt agreement can lead to acceleration of principal under other debt arrangements.
Our outstanding debt as of December 31, 2023 is repayable as follows:

December 31, 2023
2024	$292,625
2025	1,341,060
2026	2,605,990
2027	162,460
2028	1,124,501
Thereafter	1,392,834
Total debt	$6,919,470
Less: deferred finance charges	(116,322)
Total debt, net deferred finance charges	$6,803,148
The Company's future payments for the Vessel Financing Obligation include the expected carrying value of vessels that will be derecognized at the end of the lease term. The future payments also include third-party charter payments that will be received by Energos and included as part of debt service.
2025 Notes
In September 2020, the Company issued $1,000,000 of 6.75% senior secured notes in a private offering pursuant to Rule 144A under the Securities Act (the “2025 Notes”). Interest is payable semi-annually in arrears on March 15 and September 15 of each year; no principal payments are due until maturity on September 15, 2025. The Company may redeem the 2025 Notes, in whole or in part, at any time prior to maturity, subject to certain make-whole premiums.

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
In December 2020, the Company issued $250,000 of additional notes on the same terms as the 2025 Notes in a private offering pursuant to Rule 144A under the Securities Act (subsequent to this issuance, these additional notes are included in the definition of 2025 Notes herein). As of December 31, 2023 and 2022, remaining unamortized deferred financing costs for the 2025 Notes were $4,338 and $6,649, respectively.
2026 Notes
In April 2021, the Company issued $1,500,000 of 6.50% senior secured notes in a private offering pursuant to Rule 144A under the Securities Act (the “2026 Notes”). Interest is payable semi-annually in arrears on March 31 and September 30 of each year; no principal payments are due until maturity on September 30, 2026. The Company may redeem the 2026 Notes, in whole or in part, at any time prior to maturity, subject to certain make-whole premiums.
The 2026 Notes are guaranteed on a senior secured basis by each domestic subsidiary and foreign subsidiary that is a guarantor under the 2025 Notes, and the 2026 Notes are secured by substantially the same collateral as the first lien obligations under the 2025 Notes.
In connection with the issuance of the 2026 Notes, the Company incurred $25,240 in origination, structuring and other fees, which was deferred as a reduction of the principal balance of the 2026 Notes on the Consolidated Balance Sheets. As of December 31, 2023 and 2022, total remaining unamortized deferred financing costs for the 2026 Notes was $13,626 and $18,361, respectively.
Vessel Financing Obligation
In connection with the Energos Formation Transaction (see discussion in Note 5), the Company entered into long-term time charter agreements for certain vessels for periods of up to 20 years. Vessels chartered to the Company at the time of closing were classified as finance leases. Additionally, the Company's charter of certain other vessels will commence only upon the expiration of the vessel's existing third-party charters. These forward starting charters prevented the recognition of a sale of the vessels to Energos. As such, the Company accounted for the Energos Formation Transaction as a failed sale-leaseback and has recorded a financing obligation for consideration received.
The Company continues to be the owner for accounting purposes of vessels included in the Energos Formation Transaction (except the Nanook), and as such, the Company will recognize revenue and operating expenses related to vessels under charter to third parties. Revenue recognized from these third-party charters form a portion of the debt service for the financing obligation; at inception of the arrangement, the effective interest rate on this financing obligation was approximately 15.9% and includes the cash flows that Energos receives from these third-party charters.
In connection with closing the Energos Formation Transaction, the Company incurred $10,010 in origination, structuring and other fees, of which $2,995 was allocated to the sale of the Nanook and recognized as Other expense (income), net in the Consolidated Statements of Operations and Comprehensive Income. Financing costs of $7,015 were allocated and deferred as a reduction of the principal balance of the financing obligation on the Consolidated Balance Sheets. As of December 31, 2023 and 2022, the remaining unamortized deferred financing costs for the Vessel Financing Obligation was $6,490 and $6,866, respectively.
Revolving Facility
In April 2021, the Company entered into a credit agreement (the "Revolving Credit Agreement") with a bank for $200,000 senior secured revolving credit facility (the "Revolving Facility"). The borrowings under the Revolving Facility bear interest at a Secured Overnight Financing Rate ("SOFR") based rate plus a margin based upon usage of the Revolving Facility. The Revolving Facility will mature in 2026 if the 2025 Notes are refinanced prior to maturity, with the potential for the Company to extend the maturity date of the Revolving Facility once for a one-year increment; if not, the Revolving

Facility becomes due approximately 60 days prior to the maturity of the 2025 Notes. Borrowings under the Revolving Facility may be prepaid, at the option of the Company, at any time without premium.
In 2022, the Revolving Credit Agreement was amended twice to increase the borrowing capacity by a total of $240,000, and in the year ended December 31, 2023, the Company entered into additional amendments which increased the borrowing capacity by $510,000, for a total capacity of $950,000. The amendments did not impact the interest rate or term of the Revolving Facility, and no deferred costs were written off. During the year ended December 31, 2023, the Company drew $866,600 from the Revolving Facility, which is outstanding as of December 31, 2023.
The Company incurred $5,398 in origination, structuring and other fees, associated with entry into the Revolving Facility, which includes additional fees to expand the facility in 2022. During the year ended December 31, 2023, the Company incurred an additional $9,431 in fees in relation to the 2023 amendments. These costs have been capitalized within Other non-current assets on the Consolidated Balance Sheets. As of December 31, 2023 and 2022, total remaining unamortized deferred financing costs for the Revolving Facility was $11,923 and $5,172, respectively.
The obligations under the Revolving Facility are guaranteed by certain of the Company's subsidiaries, including those that own the Company's first Fast LNG asset, and are secured by substantially the same collateral as the first lien obligations under the 2025 Notes and 2026 Notes. Additionally, the Revolving Facility is secured by assets comprising the Company's first Fast LNG project in Altamira, Mexico. The Company is required to comply with covenants under the Revolving Facility and Letter of Credit facility, including requirements to maintain Debt to Capitalization Ratio of less than 0.7:1.0, and for quarters in which the Revolving Facility is greater than 50% drawn, the Debt to Annualized EBITDA Ratio must be less than 4.0:1.0. The Company was in compliance with all covenants as of December 31, 2023.
The Revolving Credit Agreement contains usual and customary representations and warranties, usual and customary affirmative and negative covenants and events of default.
Term Loan B Credit Agreement
On August 3, 2023, the Company entered into a credit agreement (the “Bridge Term Loan Agreement”) pursuant to which the lenders funded term loans (the “Bridge Term Loans”) to the Company in an aggregate principal amount of $400,000. The Bridge Term Loans were initially set to mature on August 1, 2024 and were payable in full on the maturity date. The Bridge Term Loans bore interest at a per annum rate equal to Adjusted Term SOFR (as defined in the Bridge Term Loan Agreement) plus 3.50%.
On October 30, 2023, the Company entered into a credit agreement (the “Term Loan B Agreement”) pursuant to which the lenders funded term loans to the Company in an aggregate principal amount of $856,000 ("Term Loan B"). Borrowings were issued at a discount, and the Company received proceeds of $787,520. The proceeds from the Term Loan B issuance were used to repay the Bridge Term Loans and may be used for working capital and other general corporate purposes. The Term Loan B will mature on the earliest of (i) October 30, 2028 if the 2025 Notes and 2026 Notes are refinanced in full prior to their maturities, (ii) July 16, 2025 if any of the 2025 Notes remain outstanding as of such date, and (iii) July 31, 2026, if any of the 2026 Notes remain outstanding as of such date. Quarterly principal payments of approximately $2,140 will be due starting March 2024.
The obligations under the Term Loan B are guaranteed by certain of the Company's subsidiaries, including those that own the Company's first Fast LNG project in Altamira, Mexico. The Term Loan B is secured by substantially the same collateral as the first lien obligations under the 2025 Notes and the 2026 Notes, and, in addition, is secured by assets compromising the Company's first Fast LNG Project.
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

In connection with the execution of the Bridge Term Loan Agreement and the Term Loan B Agreement, the Company incurred $17,719 in origination, structuring and other fees. The repayment of the Bridge Term Loans with borrowings under the Term Loan B Agreement was treated as a modification, and fees attributable to lenders that participated in the Bridge Term Loans will be amortized over the life of the Term Loan B Agreement; additional third-party fees associated with such lenders of $1,578 were recognized as expense in Transaction and integration costs. Additional fees for new lenders participating in the Term Loan B were recognized as a reduction of the principal balance on the Consolidated Balance Sheets. As of December 31, 2023, total remaining unamortized deferred financing costs, including the unamortized original issue discount, for the Term Loan B was $84,580.
South Power 2029 Bonds
In January 2022, NFE South Power Holdings Limited (“South Power”), a wholly owned subsidiary of NFE, entered into an agreement for the issuance of up to $285,000 secured bonds (“South Power 2029 Bonds”). The South Power 2029 Bonds are secured by, amongst other things, the Company’s combined heat and power plant in Clarendon, Jamaica (“CHP Plant”), and NFE has provided a guarantee of the obligations under the South Power 2029 Bonds. As of both December 31, 2023 and 2022, South Power had $221,824 of South Power 2029 Bonds issued and outstanding.
The South Power 2029 Bonds bear interest at an annual fixed rate of 6.50% and shall be repaid in quarterly installments beginning in August 2025 with the final repayment date in May 2029. Interest payments on outstanding principal balances are due quarterly.
South Power is required to comply with certain financial covenants as well as customary affirmative and negative covenants. The South Power 2029 Bonds also provide for customary events of default, prepayment and cure provisions. The Company was in compliance with all covenants as of December 31, 2023 and 2022.
As of December 31, 2023 and 2022, the remaining unamortized deferred financing costs for the South Power 2029 Bonds was $4,832 and $5,647, respectively.
Equipment Notes
In June 2023, the Company executed a Master Loan and Security Agreement with a lender to borrow up to $200,000 under promissory notes secured by certain turbines acquired in the first quarter of 2023 to support our grid stabilization project in Puerto Rico (the “Equipment Notes”). During the second and third quarters of 2023, the Company borrowed the full capacity bearing interest at approximately 7.68%, and the principal is partially repayable in monthly installments over the 36-month term of the loan with the balance due upon maturity in July 2026.
The Equipment Notes contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants. The Equipment Notes do not contain any restrictive financial covenants. NFE has provided a guarantee of the obligations under the Equipment Notes.
Proceeds received were net of upfront fees due to the lender, and through December 31, 2023, the Company has incurred $2,516 in origination, structuring and other fees, associated with entry into the Equipment Notes. As of December 31, 2023, total remaining unamortized deferred financing costs for the Equipment Notes was $2,382.
EB-5 Loan Agreement
On July 21, 2023, the Company entered into a loan agreement under the U.S. Citizenship and Immigration Services EB-5 Program (“EB-5 Loan Agreement”) to pay for the development and construction of a new green hydrogen facility in Texas. The maximum aggregate principal amount available under the EB-5 Loan Agreement is $100,000, and outstanding borrowings bear interest at a fixed rate of 4.75%. The loan matures in 5 years from the initial advance with an option to extend the maturity by two one-year periods. It is expected that the loan will be secured by NFE's green hydrogen facility, and NFE has provided a guarantee of the obligations under the EB-5 Loan Agreement. In the year ended December 31, 2023, $62,928 was funded under the EB-5 Loan Agreement.
The EB-5 Loan Agreement contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants. The EB-5 Loan Agreement does not contain any restrictive financial covenants.
The Company has incurred $1,357 in origination, structuring and other fees associated with entry into the EB-5 Loan Agreement. As of December 31, 2023, the total remaining unamortized deferred financing costs for the EB-5 Loan Agreement was $1,314.
Short-term Borrowings
The Company may, from time to time, enter into sales and repurchase agreements with a financial institution, whereby the Company sells to the financial institution an LNG cargo and concurrently enters into an agreement to repurchase the same LNG cargo immediately with the repurchase price payable at a future date, generally not to exceed 90-days from the date of the sale and repurchase (the “Short-term Borrowings”). As of December 31, 2023, the Company had $182,270 due under repurchase arrangements with a weighted average interest rate of 9.68%.
Barcarena Financings
In the third quarter of 2022, certain of the Company's indirect subsidiaries entered into a financing agreement to borrow up to $200,000 due upon maturity in February 2024 (the “Barcarena Term Loan”); proceeds were utilized to fund a portion of the construction of the Company's power plant located in Pará, Brazil (the "Barcarena Power Plant"). As of December 31, 2022, the loan was fully funded. Interest is due quarterly, and outstanding borrowings bear interest at a rate equal to the Secured Overnight Financing Rate ("SOFR") plus 4.70%.
The obligations under the Barcarena Term Loan are guaranteed by certain indirect Brazilian subsidiaries that are constructing the Barcarena Power Plant, and New Fortress Energy Inc. has provided a parent company guarantee. Collateral on the Barcarena Term Loan includes liens on shares of entities constructing the Company's LNG regasification terminal located in Pará, Brazil ("Barcarena Terminal") and Barcarena Power Plant, liens on equipment and machinery owned by these entities, and rights to future operating cash flows and receivables under the Barcarena Power Plant's power purchase agreements. The Company is required to comply with customary affirmative and negative covenants, and the Barcarena Term Loan also provides for customary events of default, prepayment and cure provisions. The Company was in compliance with all covenants as of December 31, 2023 and 2022.
The Company incurred $4,011 of structuring and other fees, and such fees were deferred as a reduction to the principal balance of the Barcarena Term Loan. As of December 31, 2023 and 2022, the remaining unamortized deferred financing costs for the Barcarena Term Loan was $334 and $3,077, respectively.
In October 2023, certain of the Company's Brazilian subsidiaries entered into two long-term financing arrangements, fully funding the construction of the Barcarena Power Plant. Proceeds received will be used to repay the Barcarena Term Loan and to pay for all remaining expected construction costs through the planned completion of the Barcarena Power Plant in 2025. As the Company has committed financing in place to extinguish the Barcarena Term Loan as of December 31, 2023, the Barcarena Term Loan has been presented as long-term debt on the Consolidated Balance Sheets. The Barcarena Term Loan was repaid in January 2024 using proceeds from the BNDES Term Loan (defined below).
The parent of the owner of the Barcarena Power Plant entered into an agreement for the issuance of up to $200 million of convertible debentures maturing in October 2028 ("Barcarena Debentures") and issued $180 million of the Barcarena Debentures prior to December 31, 2023. The remaining series may be issued upon the achievement of certain conditions precedent. Interest on the Barcarena Debentures is due quarterly, and interest accrues at an annual rate of 12%, increasing 1.25% each year after the third anniversary of issuance. The Company is able to prepay the Barcarena Debentures, subject to customary break funding costs, and the Company is required to utilize certain excess cash flows from the Company's Brazilian operations to prepay principal.
The Barcarena Debentures are convertible to shares of one of the Company's indirect Brazilian subsidiaries on the maturity date at the creditors' option, based on the current fair value of this subsidiary's equity at the time of conversion.
The obligations under the Barcarena Debentures are guaranteed by certain indirect Brazilian subsidiaries that own the Barcarena Terminal and the LNG regasification terminal located in Santa Catarina, Brazil. NFE has also provided a parent company guarantee that will be released once the Barcarena Terminal commences commercial operations. Brazilian subsidiaries guaranteeing these obligations are required to comply with customary affirmative and negative covenants, and the Barcarena Debentures also provides for customary events of default, prepayment and cure provisions.
The Company incurred $5,061 of structuring and other fees, and such fees were deferred as a reduction to the principal balance of the Barcarena Debentures. As of December 31, 2023, the remaining unamortized deferred financing costs for the Barcarena Debentures was $4,975.
The owner of the Barcarena Power Plant entered into a credit agreement with BNDES, the Brazilian Development Bank (the "BNDES Credit Agreement"). The Company is able to borrow up to R$1.8 billion under the BNDES Credit Agreement, segregated into three tranches based on the use of proceeds ("BNDES Term Loan"); no amounts were funded under the BNDES Credit Agreement as of December 31, 2023. Each tranche bears a different rate of interest ranging from 2.61% to 4.41% plus the fixed rate announced by BNDES. No principal payments are required until April 2026 and are due quarterly thereafter until maturity in 2045.
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
Tugboat Financing
In December 2023, the Company sold and leased back four tugboat vessels for 15 years receiving proceeds of $46,728. ("Tugboat Financing"). The leasebacks of the tugboat vessels were classified as finance leases, and as such, the Company accounted for the Tugboat Financing as a failed sale-leaseback and has recorded a financing obligation for consideration received. The effective interest rate on this financing obligation is approximately 16.92%.
Interest Expense
Interest and related amortization of debt issuance costs, premiums and discounts recognized during major development and construction projects are capitalized and included in the cost of the project. Interest expense, net of amounts capitalized, recognized for the years ended December 31, 2023, 2022 and 2021 consisted of the following:

	Year Ended December 31,
	2023	2022	2021
Interest per contractual rates	$339,631	$227,960	$175,420
Interest expense on Vessel Financing Obligation	211,745	91,405	—
Amortization of debt issuance costs, premiums and discounts	18,569	11,098	8,588
Interest expense incurred on finance lease obligations	3,706	852	409
Total interest costs	$573,651	$331,315	$184,417
Capitalized interest	295,809	94,454	30,093
Total interest expense	$277,842	$236,861	$154,324
Interest expense on the Vessel Financing Obligations includes non-cash expense of $169,641 and $84,517 for the years ended December 31, 2023 and 2022, respectively, related to payments received by Energos from third party charterers.

21.    Income taxes
The components of the Company’s income (loss) before income taxes for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
	2023	2022	2021
United States	$287,768	$551,500	$(283,363)
Foreign	376,621	(490,153)	388,535
Income before taxes	$664,389	$61,347	$105,172
Income tax expense is comprised of the following for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Current:
Domestic	$47,198	$37,831	$311
Foreign	53,377	118,266	20,975
Total current tax expense	100,575	156,097	21,286
Deferred:
Domestic	4,030	5,794	—
Foreign	10,908	(285,330)	(8,825)
Total deferred tax (benefit) expenses	14,938	(279,536)	(8,825)
Total provision for (benefit from) income taxes	$115,513	$(123,439)	$12,461
Effective Tax Rate
A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Income tax at the statutory rate	21.0%	21.0%	21.0%
Foreign tax rate differential	(12.1)	(25.5)	(33.8)
US taxation on foreign earnings	0.1	25.5	9.6
Impact from foreign operations	0.4	(10.7)	1.5
Change in valuation allowance	8.2	(22.9)	14.7
Income attributable to non-controlling interest	—	1.3	0.8
Effects of share-based compensation	0.3	(39.8)	(8.5)
Withholding taxes	0.6	12.6	9.5
Income tax credits	(4.8)	(0.3)	(2.4)
Sergipe Sale	—	(165.4)	—
Outside basis differences	0.1	(3.2)	2.6
Other	3.6	6.2	(3.2)
Effective income tax rate	17.4%	(201.2%)	11.8%
The Company's effective tax rate as of December 31, 2023 was primarily driven by increases in the valuation allowance against losses in foreign jurisdictions and utilization of foreign tax credits carryover from prior years.
The Company has certain operations in jurisdictions that are not subject to income taxes. The effect of these earnings taxed at zero percent, as well as the impact of preferential tax rates are included in the foreign rate differential. The Organization for Economic Cooperation and Development is coordinating negotiations among more than 140 countries with the goal of achieving consensus around substantial changes to international tax policies, including the implementation of a minimum global effective tax rate of 15%. As of December 31, 2023, various countries have implemented the legislation, however, the Company does not expect a resulting material change to the income tax provision for the year ended December 31, 2024. As additional jurisdictions enact such legislation, the effective tax rate and cash tax payments could increase in future years.
The tax effect of each type of temporary difference and carryforward that give rise to a significant deferred tax asset or liability as of December 31, 2023 and 2022 are as follows:

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Accrued interest	$37,735	$33,262
IRC Section 163(j) interest carryforward	758	19,251
Federal and state net operating loss carryforward	2,063	2,900
Foreign net operating loss carryforward	123,386	100,614
Debt	289,820	300,834
Lease liability	106,293	70,241
Goodwill	47,043	51,315
Other	24,214	17,141
Total deferred tax assets	631,312	595,558
Valuation allowance	(188,036)	(130,649)
Deferred tax assets, net of valuation allowance	443,276	464,909

Deferred tax liabilities:
Property and equipment	(343,247)	(355,596)
Right-of-use assets	(107,919)	(74,289)
Investments	—	(2,687)
Commodity swap	—	(22,421)
Deferred income	(20,714)	(22,414)
Other	(5,933)	(5,417)
Total deferred tax liabilities	$(477,813)	$(482,824)
Net deferred tax liabilities	$(34,537)	$(17,915)
As of December 31, 2023, the deferred tax asset related to Section 163(j) interest carryforward decreased due to the utilization of interest expense previously limited by the Tax Cuts and Jobs Act 163(j) business interest limitation rule.
Tax Attributes
United States
As of December 31, 2023, NFE has approximately $8,015 of federal and $9,021 of state net operating loss carry forwards. The federal and state net operating losses are generally allowed to be carried forward indefinitely and can offset up to 80 percent of future taxable income.
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

Foreign Jurisdictions
The Company’s foreign subsidiaries file income tax returns in certain foreign jurisdictions. As of December 31, 2023, the Company’s foreign subsidiaries have approximately $506,673 of net operating loss carry forwards, of which $170,294 will expire, if unused between 2028 and 2041, and the remaining $336,379 are allowed to be carried forward indefinitely.
Valuation Allowances
The following table summarizes the changes in the Company’s valuation allowance on deferred tax assets for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Balance at the beginning of the period	$130,649	$146,269
Change in valuation allowance	57,387	(15,620)
Balance at the end of the period	$188,036	$130,649
The change in valuation allowance was mainly due to losses in foreign jurisdictions for the year ended December 31, 2023.
NFE recorded a valuation allowance against its US federal and state deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. As of December 31, 2023, the Company concluded, based on the weight of all available positive and negative evidence, those deferred tax assets are not more likely than not to be realized and accordingly, a valuation allowance has been recorded on this deferred tax asset for the amount not supported by reversing taxable temporary differences.
The Company recorded a valuation allowance against certain foreign deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized, generally based on cumulative losses in certain development stage jurisdictions.
Uncertain Taxes
The following table summarizes the changes in the Company’s unrecognized tax benefits for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Balance at the beginning of the period	$—	$12,474
Reduction as a result of Energos Formation Transaction	—	(12,474)
Balance at the end of the period	$—	$—
Income Tax Examinations
The Company and its subsidiaries file income tax returns in the U.S. federal and various state and local jurisdictions, as well as various foreign jurisdictions. The Company filed its first corporate U.S. federal and state income tax returns for the period ended December 31, 2019. The U.S. Federal and state income tax returns filed for tax years 2020, 2021 and 2022 are open for examination. The Company is generally open to tax examinations in other foreign jurisdictions for a period of four to six years from the filing of the income tax return.
Undistributed Earnings
The Company has not recorded a deferred tax liability for undistributed earnings for any controlled foreign corporation as of December 31, 2023. The Company has unremitted earnings in certain jurisdictions where distributions can be made at no net tax cost. From time to time, the Company may remit these earnings. The Company has the ability and intent to indefinitely reinvest any earnings that cannot be remitted at no net tax cost. It is not practicable to estimate the amount of any additional taxes which may be payable on these undistributed earnings.

Preferential Tax Rates
The Company has subsidiaries incorporated in Bermuda. Under current Bermuda law, the Company is not required to pay taxes in Bermuda on either income or capital gains. The Company has received an undertaking from the Bermuda government that, in the event of income or capital gain taxes being imposed, it will be exempted from such taxes until 2035. On December 27, 2023, Bermuda enacted the Bermuda Corporate Income Tax Act 2023, which institutes a corporate income tax rate of 15% effective for tax years beginning January 1, 2025. As a result, such tax exemptions will not be valid beyond such subsidiaries' taxable year ending December 31, 2024, the impact of which has been included in the tax provision and was not material.
The Company’s Puerto Rican operations received a tax decree from the Puerto Rico government that affords the Company a 4% tax rate on qualifying income until 2035. The effect of the earnings taxed at a 4% foreign tax rate is included in the foreign rate differential line in the Company’s effective tax rate. For the years ended December 31, 2023 and 2022, the income tax benefits attributable to the tax decree, before taking into consideration the impact on U.S. taxation and the associated U.S. foreign tax credits, are estimated to be approximately $164,668 ($0.80 per share of issued and outstanding Class A common stock on a diluted basis) and $10,605 ($0.05 per share of issued and outstanding Class A common stock on a diluted basis), respectively.
22.    Commitments and contingencies
The Company is subject to certain legal and regulatory proceedings, claims and disputes that arise in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
23.    Earnings per share

	Year Ended December 31,
	2023	2022	2021
Basic
Numerator:
Net income	$548,876	$184,786	$92,711
Net income (loss) attributable to non-controlling interests	(994)	9,693	4,393
Net income attributable to Class A common stock	$547,882	$194,479	$97,104

Denominator:
Weighted-average shares - basic	205,942,837	209,501,298	198,593,042
Net income per share - basic	$2.66	$0.93	$0.49

Diluted
Numerator:
Net income	$548,876	$184,786	$92,711
Net income (loss) attributable to non-controlling interests	(994)	9,693	4,393
Adjustments attributable to dilutive securities	(736)	—	(2,861)
Net income attributable to Class A common stock	$547,146	$194,479	$94,243

Denominator:
Weighted-average shares - diluted	206,481,977	209,854,413	201,703,176
Net income per share - diluted	$2.65	$0.93	$0.47

The following table presents potentially dilutive securities excluded from the computation of diluted net income per share for the years ended December 31, 2023, 2022 and 2021 because its effects would have been anti-dilutive.

	Year Ended December 31,
	2023	2022	2021
Equity agreement shares(1)	—	458,696	—
Total	—	458,696	—
(1)Represents Class A common stock that would be issued in relation to an agreement to issue shares executed in conjunction with a prior year asset acquisition.
The Company declared and paid quarterly dividends totaling $81,976 during the year ended December 31, 2023, representing $0.10 per Class A share. Additionally, on December 12, 2022, the Company’s Board of Directors approved an update to its dividend policy and declared a dividend of $626,310, representing $3.00 per Class A share, which was paid in January 2023.
During the year ended December 31, 2023, the Company paid dividends of $12,076 to holders of Golar LNG Partners LP's ("GMLP") 8.75% Series A Cumulative Redeemable Preferred Units (“Series A Preferred Units”). As these equity interests have been issued by the Company’s consolidated subsidiaries, the value of the Series A Preferred Units is recognized as non-controlling interest in the consolidated financial statements.
24.    Share-based compensation
The Company has granted Performance Share Units ("PSUs") to certain employees and non-employees that contain a performance condition under the Incentive Plan. Vesting is determined based on achievement of a performance metric for the year subsequent to the grant, and the number of shares that will vest can range from zero to a multiple of units granted. As of December 31, 2023, the Company determined that it was not probable that the performance condition required for the PSUs granted in the fourth quarter of 2022 to vest would be achieved, and as such, no compensation expense was recognized for this award. During the fourth quarter of 2022, the Company determined that the PSUs granted in the first quarter of 2021 will vest at a multiple of two, resulting in vesting of 681,204 PSUs. Compensation cost for the service period since the grant date of $27,705 was recognized in 2022.
25.    Related party transactions
Management services
Messrs. Edens, chief executive officer and chairman of the Board of Directors and Nardone, member of the Board of Directors, are currently employed by Fortress Investment Group LLC (“Fortress”). In the ordinary course of business, Fortress, through affiliated entities, charges the Company for administrative and general expenses incurred pursuant to its Administrative Services Agreement (“Administrative Agreement”). The charges under the Administrative Agreement that are attributable to the Company totaled $5,845, $5,087 and $6,509 for the years ended December 31, 2023, 2022 and 2021, respectively. Costs associated with the Administrative Agreement are included within Selling, general and administrative in the Consolidated Statements of Operations and Comprehensive Income. As of December 31, 2023 and 2022, $5,691 and $4,629 were due to Fortress, respectively.
In addition to administrative services, an entity beneficially owned by Mr. Edens, owns and leases an aircraft that is periodically chartered by the Company for business purposes in the course of operations. The Company incurred, at aircraft operator rates, charter costs of $2,784, $3,714 and $4,466 for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023 and 2022, $1,095 and $416 was due to this affiliate, respectively.
Fortress affiliated entities
The Company provides certain administrative services to related parties including entities affiliated with Fortress. No costs are incurred for such administrative services by the Company as the Company is fully reimbursed for all costs incurred. The Company has subleased a portion of office space to affiliates of an entities managed by Fortress, and for the years ended December 31, 2023, 2022 and 2021, rent and office related expenses of $913, $857 and $799 were incurred by these affiliates, respectively. As of December 31, 2023 and 2022, $1,547 and $700 were due from affiliates, respectively.

Additionally, an entity formerly affiliated with Fortress and currently owned by Messrs. Edens and Nardone provides certain administrative services to the Company, as well as providing office space under a month-to-month non-exclusive license agreement. The Company incurred rent and administrative expenses of approximately $2,702, $2,453 and $2,444 for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023 and 2022, $2,702 and $2,455 were due to Fortress affiliated entities, respectively.
Land leases
The Company has leased land from Florida East Coast Industries, LLC (“FECI”), which is controlled by funds managed by an affiliate of Fortress. The Company recognized expense related to the land lease of $505, $506 and $526 during the years ended December 31, 2023, 2022 and 2021, respectively, which was included within Operations and maintenance in the Consolidated Statements of Operations and Comprehensive Income. The Company has amounts due to FECI of $92 and $0 as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the Company has recorded a lease liability of $3,368 and $3,340, respectively, within Non-current lease liabilities on the Consolidated Balance Sheets.
In September 2023, the Company entered into a lease agreement to lease land from Jefferson Terminal South LLC, which is an indirect, majority-owned subsidiary of a public company which is managed by an affiliate of Fortress. The Company does not have any amounts due to Jefferson Terminal South LLC as of December 31, 2023. As of December 31, 2023 the Company has recorded a right-of-use asset of $3,885 and a lease liability of $4,098 on the Consolidated Balance Sheets.
DevTech investment
In August 2018, the Company entered into a consulting arrangement with DevTech Environment Limited (“DevTech”) to provide business development services to increase the customer base of the Company. DevTech also contributed cash consideration in exchange for a 10% interest in a consolidated subsidiary. The 10% interest was reflected as non-controlling interest in the Company’s consolidated financial statements. The Company recognized approximately $424, $408 and $176 in expense within Selling, general and administrative for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023 and 2022, $106 and $80 were due to DevTech, respectively.
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
Hilli guarantees
As part of the GMLP Merger, the Company agreed to assume a guarantee (the “Partnership Guarantee”) of 50% of the outstanding principal and interest amounts payable by Golar Hilli Corporation, a direct subsidiary of Hilli LLC, under a financing agreement. The Company also assumed a guarantee of the letter of credit (“LOC Guarantee”) issued by a financial institution in the event of Hilli Corp’s underperformance or non-performance under the tolling agreement with its customer. Under the LOC Guarantee, the Company was severally liable for any outstanding amounts that are payable, up to approximately $19,000.
As of December 31, 2022, the amount the Company had guaranteed under the Partnership Guarantee and the LOC Guarantee was $323,250 and the fair value of debt guarantee after amortization of $2,320 was presented within Other current liabilities. In conjunction with the Hilli Exchange, the Company is no longer a guarantor under these arrangements, and the remaining guarantee liability of $2,286 was derecognized as a reduction to Selling, general and administrative in the Consolidated Statements of Operations and Comprehensive Income.
26.    Customer concentrations
For the year ended December 31, 2023, revenue from two significant customers constituted 47% of total revenue; no other customers comprised more than 10% of our revenue. For the year ended December 31, 2022, revenue from two significant customers constituted 42% of the total revenue. For the year ended December 31, 2021, revenue from three significant customers constituted 48% of the total revenue. These customers’ revenues are included in the Company’s Terminals and Infrastructure segment.
During the years ended December 31, 2023, 2022 and 2021, revenue from external customers that were derived from customers located in the United States were $1,060,678, $246,628 and $203,477, respectively, and from customers outside of the United States were $1,352,618, $2,121,644, and $1,119,333, respectively. The Company attributes revenue from customers to the country in which the party to the applicable agreement has its principal place of business.
As of December 31, 2023 and 2022, long lived assets, which are all non-current assets excluding investment in equity securities, restricted cash, deferred tax assets, goodwill, intangible assets and assets held for sale located in the United States were $1,744,591 and $1,695,604, respectively, and long lived assets located outside of the United States were $6,938,199 and $3,809,080, respectively, primarily located in Brazil and the Caribbean.
27.    Segments
As of December 31, 2023, the Company operates in two reportable segments: Terminals and Infrastructure and Ships:
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
Terminals and Infrastructure Operating Margin included the Company’s effective share of revenues, expenses and operating margin attributable to the Company's 50% investment in CELSEPAR; the Company disposed of this investment in the fourth quarter of 2022.

Terminal and Infrastructure segment includes realized gains and losses from the settlement of derivative transactions entered into as economic hedges to reduce market risks associated with commodity prices.
•Ships includes vessels that are leased to customers under long-term arrangements, and as of December 31, 2023, four vessels are included in this segment. The Company’s investment in Energos is also included in the Ships segment.
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

The table below presents segment information for the years ended December 31, 2023, 2022 and 2021:

Year Ended December 31, 2023
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(4)	Consolidated
Statement of operations:
Total revenues	$2,141,085	$293,605	$2,434,690	$(21,394)	$2,413,296
Cost of sales (1) (3)	764,828	—	764,828	112,623	877,451
Vessel operating expenses	—	51,387	51,387	(5,948)	45,439
Operations and maintenance	166,785	—	166,785	—	166,785
Segment Operating Margin	$1,209,472	$242,218	$1,451,690	$(128,069)	$1,323,621
Balance sheet:
Total assets	$9,680,917	$820,328	$10,501,245	$—	$10,501,245
Other segmental financial information:
Capital expenditures(2)	$3,461,659	$7,568	$3,469,227	$—	$3,469,227

Year Ended December 31, 2022
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(4)	Consolidated
Statement of operations:
Total revenues	$2,168,565	$444,616	$2,613,181	$(244,909)	$2,368,272
Cost of sales (1) (3)	1,142,374	—	1,142,374	(131,946)	1,010,428
Vessel operating expenses	—	90,544	90,544	(27,026)	63,518
Operations and maintenance	129,970	—	129,970	(24,170)	105,800
Segment Operating Margin	$896,221	$354,072	$1,250,293	$(61,767)	$1,188,526
Balance sheet:
Total assets	$5,913,775	$1,791,307	$7,705,082	$—	$7,705,082
Other segmental financial information:
Capital expenditures(2)	$1,482,871	$27,127	$1,509,998	$—	$1,509,998

Year Ended December 31, 2021
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(4)	Consolidated
Statement of operations:
Total revenues	$1,366,142	$329,608	$1,695,750	$(372,940)	$1,322,810
Cost of sales (1) (3)	789,069	—	789,069	(173,059)	616,010
Vessel operating expenses	3,442	64,385	67,827	(16,150)	51,677
Operations and maintenance	92,424	—	92,424	(19,108)	73,316
Segment Operating Margin	$481,207	$265,223	$746,430	$(164,623)	$581,807
Other segmental financial information:
Capital expenditures(2)	$833,910	$8,293	$842,203	$—	$842,203

(1)Cost of sales in the Company’s segment measure only includes realized gains and losses on derivative transactions that are an economic hedge of commodity purchases and sales, and realized gains of $139,089 for the year ended

December 31, 2023 were recognized as a reduction to Cost of sales in the segment measure. No realized gains or loss for the years ended December 31, 2022 or 2021 were recognized.

The Company recognized unrealized (losses) and earnings of ($106,393), $106,103 and ($2,788) on the mark-to-market value of derivative transactions for the years ended December 31, 2023, 2022 and 2021, respectively, and these losses reconcile Cost of sales in the segment measure to Cost of sales in the Consolidated Statements of Operations and Comprehensive Income.

The Company has excluded contract acquisition costs that do not meet the criteria for capitalization from the segment measure. Contract acquisition costs of $6,232 for the year ended December 31, 2023 reconcile Cost of sales in the segment measure to Cost of sales in the Consolidated Statements of Operations and Comprehensive Income. The Company did not incur such costs in the years ended December 31, 2022 and 2021.

(2)Capital expenditures includes amounts capitalized to construction in progress and additions to property, plant and equipment during the period.

(3)Cost of sales is presented exclusive of costs included in Depreciation and amortization in the Consolidated Statements of Operations and Comprehensive Income.

(4)Consolidation and Other adjusts for the inclusion of the effective share of revenues, expenses and operating margin attributable to the Company's 50% ownership of CELSEPAR and the common units of Hilli LLC in the segment measure prior to the disposition of these investments, the exclusion of the unrealized mark-to-market gain or loss on derivative instruments, and the exclusion of non-capitalizable contract acquisition costs.
Consolidated Segment Operating Margin is defined as net income, adjusted for selling, general and administrative expenses, transaction and integration costs, depreciation and amortization, asset impairment expense, interest expense, other (income) expense, net, loss on extinguishment of debt, net, tax provision (benefit) and income from equity method investments.
The following table reconciles Net income, the most comparable financial statement measure, to Consolidated Segment Operating Margin:

	Year Ended December 31,
(in thousands of $)	2023	2022	2021
Net income	$548,876	$184,786	$92,711
Add:
Selling, general and administrative	205,104	236,051	199,881
Transaction and integration costs	6,946	21,796	44,671
Depreciation and amortization	187,324	142,640	98,377
Interest expense	277,842	236,861	154,324
Other (income) expense, net	10,408	(48,044)	(17,150)
Gain on sale of assets, net	(29,378)	—	—
Tax (benefit) provision	115,513	(123,439)	12,461
Asset impairment expense	10,958	50,659	—
Loss on extinguishment of debt, net	—	14,997	10,975
Loss (income) from equity method investments	(9,972)	472,219	(14,443)
Consolidated Segment Operating Margin	$1,323,621	$1,188,526	$581,807
28.    Subsequent events
On February 28, 2024, we entered into a commitment letter for the Company to receive $700 million in financing secured by our onshore FLNG project in Altamira, Mexico as well as the collateral securing the 2025 Notes and the 2026 Notes. The commitment letter is subject to the finalization of a credit agreement and customary closing conditions. The proceeds will be used to complete our onshore FLNG project in Altamira.

Schedule II

Description	Balance at Beginning of Year	Additions(1)	Deductions	Balance at End of Year

Year ended December 31, 2023

Allowance for expected credit losses	$1,526	$—	$(42)	$1,484

Year ended December 31, 2022

Allowance for expected credit losses	2,159	835	(1,468)	1,526

Year ended December 31, 2021

Allowance for expected credit losses	545	1,614	—	2,159
Notes:
(1)Amount expensed is included within Selling, general and administrative.