Form 10-Q
period 2024-03-31
New Fortress Energy Inc.
filed 2024-05-09
CIK 1749723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
As of May 6, 2024, the registrant had 205,063,510 shares of Class A common stock outstanding.

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
•any future pandemic or any other major health and safety incident;

•increased labor costs, disputes or strikes, and the unavailability of skilled workers or our failure to attract and retain qualified personnel;
•the tax treatment of, or changes in tax laws applicable to, us or our business or of an investment in our Class A common stock; and
•other risks described in the “Risk Factors” section of this Quarterly Report.
All forward-looking statements speak only as of the date of this Quarterly Report. When considering forward-looking statements, you should keep in mind the risks set forth under “Item 1A. Risk Factors” and other cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 (our “Annual Report”), this Quarterly Report and in our other filings with the Securities and Exchange Commission (the “SEC”). The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no duty to update these forward-looking statements, even though our situation may change in the future. Furthermore, we cannot guarantee future results, events, levels of activity, performance, projections or achievements.

v

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements.
New Fortress Energy Inc.
Condensed Consolidated Balance Sheets
As of March 31, 2024 and December 31, 2023
(Unaudited, in thousands of U.S. dollars, except share amounts)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$143,457	$155,414
Restricted cash	171,476	155,400
Receivables, net of allowances of $12,828 and $1,158, respectively	335,313	342,371
Inventory	186,584	113,684
Prepaid expenses and other current assets, net	201,953	213,104
Total current assets	1,038,783	979,973

Construction in progress	5,797,511	5,348,294
Property, plant and equipment, net	2,175,882	2,481,415
Equity method investments	—	137,793
Right-of-use assets	726,391	588,385
Intangible assets, net	211,854	51,815
Goodwill	776,760	776,760
Deferred tax assets, net	27,549	9,907
Other non-current assets, net	125,632	126,903
Total assets	$10,880,362	$10,501,245

Liabilities
Current liabilities
Current portion of long-term debt and short-term borrowings	$291,518	$292,625
Accounts payable	524,535	549,489
Accrued liabilities	417,612	471,675
Current lease liabilities	147,793	164,548
Other current liabilities	185,415	227,951
Total current liabilities	1,566,873	1,706,288

Long-term debt	6,734,860	6,510,523
Non-current lease liabilities	552,619	406,494
Deferred tax liabilities, net	93,083	44,444
Other long-term liabilities	36,645	55,627
Total liabilities	8,984,080	8,723,376

Commitments and contingencies (Note 21)

Series A convertible preferred stock, $0.01 par value, 96,746 shares authorized, issued and outstanding as of March 31, 2024 (0 as of December 31, 2023); aggregate liquidation preference of $96,746 and $0 at March 31, 2024 and December 31, 2023	96,655	—

Stockholders’ equity
Class A common stock, $0.01 par value, 750 million shares authorized, 205.0 million issued and outstanding as of March 31, 2024; 205.0 million issued and outstanding as of December 31, 2023	2,050	2,050
Additional paid-in capital	1,043,652	1,038,530
Retained earnings	561,422	527,986
Accumulated other comprehensive income	64,179	71,528
Total stockholders’ equity attributable to NFE	1,671,303	1,640,094
Non-controlling interest	128,324	137,775
Total stockholders’ equity	1,799,627	1,777,869
Total liabilities, convertible preferred stock and stockholders’ equity	$10,880,362	$10,501,245
The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
For the three months ended March 31, 2024 and 2023
(Unaudited, in thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenues
Operating revenue	$609,504	$501,688
Vessel charter revenue	46,655	76,524
Other revenue	34,162	919
Total revenues	690,321	579,131

Operating expenses
Cost of sales (exclusive of depreciation and amortization shown separately below)	229,117	184,938
Vessel operating expenses	8,396	13,291
Operations and maintenance	68,548	26,671
Selling, general and administrative	70,754	52,138
Transaction and integration costs	1,371	494
Depreciation and amortization	50,491	34,375
Loss on sale of assets, net	77,140	—
Total operating expenses	505,817	311,907
Operating income	184,504	267,224
Interest expense	77,344	71,673
Other expense, net	19,112	25,005
Loss on extinguishment of debt, net	9,754	—
Income before income from equity method investments and income taxes	78,294	170,546
Income from equity method investments	—	9,980
Tax provision	21,624	28,960
Net income	56,670	151,566
Net (income) attributable to non-controlling interest	(2,589)	(1,360)
Net income attributable to stockholders	$54,081	$150,206

Net income per share – basic	$0.26	$0.72
Net income per share – diluted	$0.26	$0.71

Weighted average number of shares outstanding – basic	205,061,967	208,707,385
Weighted average number of shares outstanding – diluted	205,977,720	209,325,619

Other comprehensive income:
Currency translation adjustment	$(7,708)	$2,141
Comprehensive income	48,962	153,707
Comprehensive (income) attributable to non-controlling interest	(2,230)	(1,555)
Comprehensive income attributable to stockholders	$46,732	$152,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended March 31, 2024 and 2023
(Unaudited, in thousands of U.S. dollars, except share amounts)

	Series A convertible preferred stock		Class A common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Non- controlling interest	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	—	$—	205,031,406	$2,050	$1,038,530	$527,986	$71,528	$137,775	$1,777,869
Net income	—	—	—	—	—	54,081	—	2,589	56,670
Other comprehensive income	—	—	—	—	—	—	(7,349)	(359)	(7,708)
Share-based compensation expense	—	—	—	—	5,248	—	—	—	5,248
Issuance of shares for vested share-based compensation awards	—	—	14,126	—	—	—	—	—	—
Shares withheld from employees related to share-based compensation, at cost	—	—	(3,708)	—	(126)	—	—	—	(126)
Issuance of Series A convertible preferred stock, net	96,746	96,513	—	—	—	—	—	—	—
Dividends	—	142	—	—	—	(20,645)	—	(11,681)	(32,326)
Balance as of March 31, 2024	96,746	$96,655	205,041,824	$2,050	$1,043,652	$561,422	$64,179	$128,324	$1,799,627

	Class A common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Non- controlling interest	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2022	208,770,088	$2,088	$1,170,254	$62,080	$55,398	$152,039	$1,441,859
Net income	—	—	—	150,206	—	1,360	151,566
Other comprehensive income	—	—	—	—	1,946	195	2,141
Cancellation of shares	(4,100,000)	(41)	(122,713)	—	—	—	(122,754)
Dividends	—	—	—	(20,467)	—	(3,019)	(23,486)
Balance as of March 31, 2023	204,670,088	$2,047	$1,047,541	$191,819	$57,344	$150,575	$1,449,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy Inc.
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2024 and 2023
(Unaudited, in thousands of U.S. dollars)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$56,670	$151,566
Adjustments for:
Depreciation and amortization	50,491	34,608
Deferred taxes	(6,822)	—
Share-based compensation	5,248	—
Movement in credit loss allowances	11,588	(167)
Loss on asset sales	77,140	—
Loss on extinguishment of debt	9,754	—
(Earnings) recognized from vessels chartered to third parties transferred to Energos	(23,952)	(31,954)
Loss on the disposal of equity method investment	7,222	37,401
Other	12,697	(2,743)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(8,656)	28,136
(Increase) in inventories	(85,539)	(2,271)
(Increase) in other assets	(19,394)	(27,966)
Decrease in right-of-use assets	57,190	13,336
Increase (decrease) in accounts payable/accrued liabilities	63,208	(43,400)
(Decrease) in amounts due to affiliates	(3,479)	(2,519)
(Decrease) in lease liabilities	(62,090)	(9,709)
(Decrease) increase in other liabilities	(71,226)	55,822
Net cash provided by operating activities	70,050	200,140

Cash flows from investing activities
Capital expenditures	(683,449)	(563,268)
Sale of equity method investment	136,365	100,000
Asset sales	328,999	—
Other investing activities	(1,695)	—
Net cash used in investing activities	(219,780)	(463,268)

Cash flows from financing activities
Proceeds from borrowings of debt	2,164,687	700,000
Payment of deferred financing costs	(25,781)	(5,903)
Repayment of debt	(1,944,044)	(1,080)
Payment of dividends	(32,326)	(649,796)
Other financing activities	(4,919)	—
Net cash provided by financing activities	157,617	43,221
Impact of changes in foreign exchange rates on cash and cash equivalents	(3,768)	948
Net increase (decrease) in cash, cash equivalents and restricted cash	4,119	(218,959)
Cash, cash equivalents and restricted cash – beginning of period	310,814	855,083
Cash, cash equivalents and restricted cash – end of period	$314,933	$636,124

Supplemental disclosure of non-cash investing and financing activities:
Changes in accounts payable and accrued liabilities associated with construction in progress and property, plant and equipment additions	$(117,304)	$348,737
Accounts payable and accrued liabilities associated with construction in progress and property, plant and equipment additions	623,318	773,707
Principal payments on financing obligation to Energos by third party charters	(2,912)	(11,648)
Shares received in Hilli Exchange	—	(122,754)
Class A convertible preferred stock issued and debt assumed in the PortoCem Acquisition	(125,198)	—
The following table identifies the balance sheet line-items included in Cash and cash equivalents and Restricted cash presented in the Condensed Consolidated Statement of Cash Flows:

	Three Months Ended March 31,
	2024	2023
Cash and cash equivalents	$143,457	$296,860
Restricted cash	171,476	325,298
Cash and cash equivalents classified as held for sale	—	13,966
Cash, cash equivalents and restricted cash – end of period	$314,933	$636,124

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
2. Basis of presentation
The accompanying unaudited interim condensed consolidated financial statements contained herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position, results of operations and cash flows of the Company for the interim periods presented. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual audited consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2023 (the "Annual Report"). Certain prior year amounts have been reclassified to conform to current year presentation.
The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions, impacting the reported amounts of assets and liabilities, net earnings and disclosures of contingent assets and liabilities as of the date of the condensed consolidated financial statements. Actual results could be different from these estimates.
3. Adoption of new and revised standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires disclosure of significant segment expenses and other segment items that are regularly provided to the CODM and included within each reported measure of segment profit or loss, and the title and position of the entity’s CODM. The amendments in this update also require entities to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments in this update are required to be applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The Company is currently reviewing the impact that the adoption of ASU 2023-07 may have on the Company's consolidated financial statements and disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, requiring companies to annually disclose specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires disclosure of income taxes paid (net of refunds received) disaggregated by federal, state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. The amendments in this ASU are effective for annual periods beginning after December 15, 2024, and early adoption is permitted. The amendments should be applied on a prospective basis, but retrospective application is permitted. The Company is currently reviewing the impact that the adoption of ASU 2023-09 may have on the Company's consolidated financial statements and disclosures.
In March 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, providing illustrative guidance to help entities determine whether profits interest and similar awards should be accounted for as share-based payment arrangements within the scope of Topic 718. The amendments in this ASU are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is permitted, and the amendments can be applied on a prospective or retrospective basis. The Company is currently reviewing the impact that the adoption of ASU 2024-01 may have on the Company's consolidated financial statements and disclosures.

The Company has reviewed all other recently issued accounting pronouncements and concluded that such pronouncements are either not applicable to the Company or no material impact is expected in the consolidated financial statements as a result of future adoption.
4. Asset acquisition and redeemable preferred stock
On March 20, 2024, the Company completed transactions pursuant to an agreement among the Company, Ceiba Energy Fundo de Investimento em Participações Multiestratégia - Investimento no Exterior (“Ceiba Energy”) and PortoCem Geração de Energia S.A., a wholly-owned subsidiary of Ceiba Energy (“PortoCem”), pursuant to which the Company issued to Ceiba Energy 96,746 shares of 4.8% Series A Convertible Preferred Stock of the Company (the “Series A Convertible Preferred Stock”), and assumed certain of PortoCem’s existing indebtedness in exchange for all outstanding equity interests in PortoCem, the owner of a 15-year 1.6GW capacity reserve contract in Brazil (the “PortoCem Acquisition”).
The PortoCem Acquisition was accounted for as an asset acquisition. As a result, no goodwill was recorded, and the Company’s acquisition-related costs of $592 were included in the purchase consideration. The total purchase consideration of $162,860, which was comprised of the value of the Series A Convertible Preferred Stock issued, PortoCem BTG Loan assumed (defined in Note 19) and deferred tax liability of $37,662 recognized as a result of the acquisition, was allocated to acquired capacity reserve contract within Intangible assets, net.
Series A Convertible Preferred Stock
The Series A Convertible Preferred Stock has a liquidation preference of $1,000 per share and is not subject to any sinking fund. The Series A Convertible Preferred Stock has no stated maturity and will remain outstanding indefinitely unless redeemed or repurchased by the Company or converted into shares of Class A common stock.
Dividend rights
The Series A Convertible Preferred Stock ranks senior to the shares of the Company’s common stock, with respect to dividend rights and rights upon any voluntary or involuntary liquidation, dissolution or winding up of the Company. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 4.8% per annum, which is payable quarterly in arrears. If the Company does not declare and pay a dividend, the dividend rate will increase to 6.8% per annum until all accrued but unpaid dividends have been paid in full.
Conversion features
The Series A Convertible Preferred Stock may be converted by each holder, in whole or in minimum increments of 5,000 shares, at any time into a number of shares of Class A common stock per share of Series A Convertible Preferred Stock equal to the quotient of $1,000 per share plus any accumulated and unpaid dividends thereon and the then applicable conversion price. The initial conversion price is $47.43 per share of Class A common stock, subject to customary anti-dilution adjustments.
Redemption rights
Upon the occurrence of certain events, the holders constituting at least a majority of the outstanding voting power of the Series A Convertible Preferred Stock may require the Company to repurchase the Series A Convertible Preferred Stock, in whole but not in part, for cash or shares of Class A common stock (or any combination thereof) at a repurchase price of $1,000 per share plus any accumulated and unpaid dividends thereon. Contingent events that would allow the holders to require repurchase by the Company include:
•change in control, downgrade in the credit rating of certain of the Company's debt or if certain financial leverage ratios aren't achieved ("Change Event");
•as of the 30th trading day following March 20, 2027, if the arithmetic average of the daily volume-weighted average price of the Company's common stock for the thirty consecutive trading day period beginning on first trading day following March 20, 2027 is less than the then-applicable conversion price ("Share Price Condition").

If the Series A Convertible Preferred Stock is to be repurchased by the Company, the majority of the holders of the Series A Convertible Preferred Stock may require the Company to repurchase the Series A Convertible Preferred Stock for shares of Class A common stock.
The Series A Convertible Preferred Stock may be redeemed by the Company, in whole but not in part, at its option upon 45 days’ written notice as follows:
•on or before March 20, 2027 at a redemption price equal to the greater of (i) $1,000 per share plus any accumulated and unpaid dividends and (ii) the cash amount necessary per share for a holder to achieve a Return on Investment (as defined in the Certificate of Designations) as of the redemption date equal to 1.4;
•after the 30th trading day following March 20, 2027 if the Share Price Condition is not met or (y) 30 calendar days after the delivery of the required notice if the Share Price Condition is met, in each case, at a redemption price equal to $1,000 per share plus any accumulated and unpaid dividends;
•occurrence of a Change Event at a redemption price equal to $1,000 per share plus any accumulated and unpaid dividends.
The Company may redeem the Series A Convertible Preferred Stock for cash or shares of Class A common stock (or any combination thereof); provided that for a redemption prior to March 20, 2027 due to a Change Event, a majority of the holders of the Series A Convertible Preferred Stock may require the Company to redeem for cash or shares of Class A common stock.
Since the redemption of the Series A Convertible Preferred Stock is contingently redeemable and therefore not certain to occur, the Series A Convertible Preferred Stock is not required to be classified as a liability. The Series A Convertible Preferred Stock is redeemable at the option of the holder in certain circumstances upon the occurrence of an event that is not solely within the Company's control, and as such, the Series A Convertible Preferred Stock is classified as mezzanine equity on the Condensed Consolidated Balance Sheets.
Voting rights
Holders of Series A Convertible Preferred Stock are generally entitled to vote with the holders of common stock on an as-converted basis. Holders of Series A Convertible Preferred Stock are entitled to a separate class vote with respect to amendments to the Company’s organizational documents that adversely affect the rights, preferences or voting powers of the Series A Convertible Preferred Stock.
5. Asset sale
In March 2024, the Company completed a suite of transactions that included the sale of turbines and related equipment to the Puerto Rico Electric Power Authority ("PREPA") under an Asset Purchase Agreement ("APA"). The Company deployed this equipment in 2023 in response to a request to provide emergency power to stabilize the power grid in Puerto Rico. The purchase price was $306,599. Additionally, the APA includes a requirement that the Company provide major maintenance services on certain of the sold turbines within 12 months of the sale date; the standalone selling price of these maintenance services of $15,330 will be recognized when these services are performed, and the transaction price allocated to the sale of turbines was reduced by this amount. The book value of the turbines and equipment at the time of sale was $368,799, and the Company recognized a loss of $77,530 in Loss on sale of assets, net in the Condensed Consolidated Statements of Operations and Comprehensive Income.
A portion of the assets sold to PREPA were previously leased by the Company. To facilitate the sale of these leased turbines, the Company terminated leases, acquiring turbines and equipment immediately prior to the sale of such turbines and equipment to PREPA. The cost to acquire the leased turbines, including the write-off of the right-of-use asset and lease liability were included in the book value of the turbines and the related loss upon sale.
As part of these transactions, the Company repaid the Equipment Notes (See Note 19) that were collateralized by the sold turbines, recognizing a loss on extinguishment of debt of $7,879, which was comprised of fees due upon prepayment as well as the unamortized portion of financing costs incurred at the inception of the loan.

The Company's contract to provide emergency power services to support the grid stabilization project was also terminated. All unrecognized contract liabilities and cost to fulfil at the time of termination were recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (See Note 6). The Company believes that there are remedies available under the customer contract, and is currently in pursuit of these remedies. As the result of this process is uncertain, any transaction price associated with closing this contract has been fully constrained. The Company has been awarded a new gas sale agreement with PREPA under which the Company will continue to provide gas supply to the sold turbines.
6. Revenue recognition
Operating revenue in the Condensed Consolidated Statements of Operations and Comprehensive Income includes revenue from sales of LNG and natural gas as well as outputs from the Company’s natural gas-fueled power generation facilities, including power and steam, and the sale of LNG cargos. LNG cargo sales for the three months ended March 31, 2023 were $349,361, of which $169,500 was recognized for a cancellation fee received from a customer to cancel a future delivery. The Company did not complete any cargo sales in the first quarter of 2024, and all volumes sold were delivered through the Company's terminals.
The table below summarizes the balances in Other revenue:

	Three Months Ended March 31,
	2024	2023
Interest income and other revenue	$4,931	$919
Operation and maintenance revenue	29,231	—
Total other revenue	$34,162	$919
Operation and maintenance revenue is recognized by the Company's subsidiary, Genera PR LLC ("Genera"), under its contract for the operation and maintenance of PREPA's thermal generation assets. Under this agreement, Genera is paid a fixed annual fee and reimbursed for pass-through expenses, including payroll expenses of Genera employees, beginning when the contract commenced on July 1, 2023. Amounts recognized in the first quarter of 2024 include fixed fees and the reimbursement of pass-through expenditures, and all variable consideration was fully constrained as of March 31, 2024.

Under most customer contracts, invoicing occurs once the Company’s performance obligations have been satisfied, at which point payment is unconditional. As of March 31, 2024 and December 31, 2023, receivables related to revenue from contracts with customers totaled $328,064 and $331,108, respectively, and were included in Receivables, net on the Condensed Consolidated Balance Sheets, net of current expected credit losses of $12,828 and $1,158, respectively. During the first quarter of 2024, the Company recorded an additional allowance for uncollectible receivables of $11,595. The allowance reduces outstanding receivables for certain customers to reflect the amount that the Company expects to receive. Other items included in Receivables, net not related to revenue from contracts with customers represent leases, which are accounted for outside the scope of ASC 606, and receivables associated with reimbursable costs.
Contract assets are comprised of the transaction price allocated to completed performance obligations that will be billed to customers in subsequent periods. The Company has recognized contract liabilities, comprised of unconditional payments due or paid under the contracts with customers prior to the Company’s satisfaction of the related performance obligations. The contract assets and contract liabilities balances as of March 31, 2024 and December 31, 2023 are detailed below:

	March 31, 2024	December 31, 2023
Contract assets, net - current	$8,865	$8,714
Contract assets, net - non-current	17,738	19,901
Total contract assets, net	$26,603	$28,615

Contract liabilities, net - current	$10,242	$65,287
Contract liabilities, net - non-current	12,578	31,698
Total contract liabilities, net	$22,820	$96,985

Revenue recognized in the year from:
Amounts included in contract liabilities at the beginning of the year	$80,162	$12,748
Contract assets are presented net of expected credit losses of $376 and $326 as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, contract assets was comprised of $26,376 and $28,536 of unbilled receivables, respectively, which represent unconditional rights to payment only subject to the passage of time.
Contract liabilities decreased in the first quarter of 2024 due to the termination of the Company's contract to support the grid stabilization project in Puerto Rico (Refer to Note 5 - Asset sale). Deferred revenue at the time of termination of $43,577 was recognized as Operating revenue in the Condensed Consolidated Statements of Operations and Comprehensive Income.
The Company has recognized costs to fulfill contracts with customers, which primarily consist of expenses required to enhance resources to deliver under agreements with these customers. These costs can include set-up and mobilization costs incurred ahead of the service period, and such costs will be recognized on a straight-line basis over the expected terms of the agreements. As of March 31, 2024, the Company has capitalized $23,802 of which $2,199 of these costs is presented within Prepaid expenses and other current assets, net and $21,603 is presented within Other non-current assets, net on the Condensed Consolidated Balance Sheets. As of December 31, 2023, the Company had capitalized $25,282, of which $2,864 of these costs was presented within Prepaid expenses and other current assets, net and $22,418 was presented within Other non-current assets, net on the Condensed Consolidated Balance Sheets.
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

Period	Revenue
Remainder of 2024	$392,201
2025	689,179
2026	687,236
2027	683,546
2028	668,315
Thereafter	9,227,248
Total	$12,347,725
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
Lessor arrangements
Property, plant and equipment subject to vessel charters accounted for as operating leases is included within Vessels in Note 14. Vessels included in the Energos Formation Transaction (defined below in Note 12), including those vessels chartered to third parties, continue to be recognized on the Condensed Consolidated Balance Sheets. The carrying amount of these vessels that are leased to third parties under operating leases is as follows:

	March 31, 2024	December 31, 2023
Property, plant and equipment	$686,683	$686,683
Accumulated depreciation	(76,569)	(69,977)
Property, plant and equipment, net	$610,114	$616,706
The components of lease income from vessel operating leases for the three months ended March 31, 2024 and 2023 are shown below. As the Company has not recognized the sale of all of the vessels included in the Energos Formation Transaction (defined below), the operating lease income for the three months ended March 31, 2024 and March 31, 2023 includes revenue of $42,584 and $76,524 from third-party charters of vessels included in the Energos Formation Transaction.

	Three Months Ended March 31,
	2024	2023
Operating lease income	$43,359	$76,524
Variable lease income	3,296	—
Total operating lease income	$46,655	$76,524
Subsequent to the Energos Formation Transaction, all cash receipts on long-term vessel charters will be received by Energos. As such, future cash receipts from operating leases both operating and finance leases are not significant as of March 31, 2024.

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
As of March 31, 2024 and December 31, 2023, ROU assets, current lease liabilities and non-current lease liabilities consisted of the following:

	March 31, 2024	December 31, 2023
Operating right-of-use-assets	$704,463	$538,055
Finance right-of-use-assets (1)	21,928	50,330
Total right-of-use assets	$726,391	$588,385

Current lease liabilities:
Operating lease liabilities	$142,523	$135,867
Finance lease liabilities	5,270	28,681
Total current lease liabilities	$147,793	$164,548
Non-current lease liabilities:
Operating lease liabilities	$545,267	$390,519
Finance lease liabilities	7,352	15,975
Total non-current lease liabilities	$552,619	$406,494
(1) Finance lease ROU assets are recorded net of accumulated amortization of $4,217 and $21,470 as of March 31, 2024 and December 31, 2023, respectively.
During the first quarter of 2024, the Company terminated the finance lease of certain turbines and purchased the turbines from the lessor. Immediately subsequent to the purchase of the turbines, the assets were sold as part of the sale of assets to PREPA (Refer to Note 5). The termination of the lease resulted in the write-off of the right-of-use asset and lease liability of $24,339 and $29,443, respectively, which was included in the book value of the turbines and the related loss upon sale.

For the three months ended March 31, 2024 and 2023, the Company’s operating lease cost recorded within the Condensed Consolidated Statements of Operations and Comprehensive Income was as follows:

	Three Months Ended March 31,
	2024	2023
Fixed lease cost	$33,094	$16,368
Variable lease cost	1,636	597
Short-term lease cost	3,026	3,549

Lease cost - Cost of sales	$26,002	$15,754
Lease cost - Operations and maintenance	9,573	2,841
Lease cost - Selling, general and administrative	2,181	1,919
For the three months ended March 31, 2024 and 2023, the Company has capitalized $14,929 and $4,256 of lease costs, respectively. Capitalized costs include vessels and port space used during the commissioning of development projects. Short-term lease costs for vessels chartered by the Company to transport inventory from a supplier’s facilities to the Company’s storage locations are capitalized to inventory.
The Company has leases of ISO tanks and a parcel of land that are recognized as finance leases. For the three months ended March 31, 2024 and 2023, the Company’s finance interest expense and amortization recorded in Interest expense and Depreciation and amortization, respectively, within the Condensed Consolidated Statements of Operations and Comprehensive Income were as follows:

	Three Months Ended March 31,
	2024	2023
Interest expense related to finance leases	$598	$468
Amortization of right-of-use asset related to finance leases	4,971	1,789
Cash paid for operating leases is reported in operating activities in the Condensed Consolidated Statements of Cash Flows. Supplemental cash flow information related to leases was as follows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Operating cash outflows for operating lease liabilities	$53,140	$24,849
Financing cash outflows for finance lease liabilities	3,928	372
Right-of-use assets obtained in exchange for new operating lease liabilities	200,071	65,040
Right-of-use assets obtained in exchange for new finance lease liabilities	—	49,999

The future payments due under operating and finance leases as of March 31, 2024 are as follows:

	Operating Leases	Financing Leases
Due remainder of 2024	$155,610	$4,572
2025	157,880	4,797
2026	110,472	3,041
2027	110,009	436
2028	109,509	89
Thereafter	337,864	848
Total lease payments	$981,344	$13,783
Less: effects of discounting	293,554	1,161
Present value of lease liabilities	$687,790	$12,622

Current lease liability	$142,523	$5,270
Non-current lease liability	545,267	7,352
As of March 31, 2024, the weighted average remaining lease term for operating leases was 7.0 years and finance leases was 3.4 years. Because the Company generally does not have access to the rate implicit in the lease, the incremental borrowing rate is utilized as the discount rate. The weighted average discount rate associated with operating leases as of March 31, 2024 was 10.3% and as of December 31, 2023 was 10.1%. The weighted average discount rate associated with finance leases as of March 31, 2024 was 5.2% and as of December 31, 2023 was 8.2%.
8. Financial instruments
The Company has utilized commodity swap transactions to manage exposure to changes in market pricing of natural gas or LNG. Realized and unrealized gains and losses on these transactions have been recognized in Cost of sales in the Condensed Consolidated Statements of Operations and Comprehensive Income. The Company does not have outstanding commodity swaps as of March 31, 2024 and December 31, 2023.
During the first quarter of 2024, the Company entered into a series of foreign exchange forward contracts to reduce exchange rate risk associated with U.S. dollar borrowings that will be utilized to fund expected Brazilian real capital expenditures. The notional of the forwards is approximately $71,111, and the Company recognized unrealized loss of $822 for the three months ended March 31, 2024. These forwards are expected to settle within 2024.
The mark-to-market gain or loss on the foreign exchange contracts and other derivative instruments that are not intended to mitigate commodity risk are reported in Other expense, net in the Condensed Consolidated Statements of Operations and Comprehensive Income.
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
The Company uses the market approach when valuing investment in equity securities and foreign exchange forward contracts which are recorded in Other non-current assets and Other current liabilities on the Condensed Consolidated Balance Sheets, respectively.
The Company uses the income approach for valuing the contingent consideration derivative liabilities. The liabilities represent consideration due to the sellers in asset acquisitions when certain contingent events occur and are recorded within Other current liabilities and Other long-term liabilities based on the timing of expected settlement.
The fair value of derivative instruments is estimated considering current interest rates, foreign exchange rates, closing quoted market prices and the creditworthiness of counterparties. The Company estimates fair value of the contingent consideration derivative liabilities using a discounted cash flows method with discount rates based on the average yield curve for bonds with similar credit ratings and matching terms to the discount periods as well as a probability of the contingent events occurring.
The following table presents the Company’s financial assets and financial liabilities, including those that are measured at fair value, as of March 31, 2024 and December 31, 2023:

	Level 1	Level 2	Level 3	Total
March 31, 2024
Assets
Investment in equity securities	$—	$—	$8,678	$8,678

Liabilities
Foreign exchange contracts	—	822	—	822
Contingent consideration derivative liabilities	—	—	36,420	36,420

December 31, 2023
Assets
Investment in equity securities	$—	$—	$7,678	$7,678

Liabilities
Contingent consideration derivative liabilities	—	—	37,832	37,832
The Company believes the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of March 31, 2024 and December 31, 2023 and are classified as Level 1 within the fair value hierarchy.
The table below summarizes the fair value adjustment to instruments measured at Level 3 in the fair value hierarchy. These adjustments have been recorded within Other expense, net in the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Contingent consideration derivative liabilities - Fair value adjustment - (gain)	$(636)	$(3,013)
During the three months ended March 31, 2024 and 2023, the Company had no transfers in or out of Level 3 in the fair value hierarchy. During the first quarter of 2024, the Company sold substantially all of its investment in Energos; this investment had been accounted for as an equity method investment (refer to Note 12). The Company retained an investment in Energos valued at $1,000, which is shown as a Level 3 investment in equity securities in the table above.
9. Restricted cash
As of March 31, 2024 and December 31, 2023, restricted cash consisted of the following:

	March 31, 2024	December 31, 2023
Cash restricted under the terms of loan agreements	$114,633	$102,079
Collateral for letters of credit and performance bonds	56,843	53,321
Total restricted cash	$171,476	$155,400
Uses of cash proceeds under the BNDES Term Loan and Barcarena Debentures (see Note 19) are restricted to certain payments to construct the Barcarena Power Plant.
10. Inventory
As of March 31, 2024 and December 31, 2023, inventory consisted of the following:

	March 31, 2024	December 31, 2023
LNG and natural gas inventory	$141,843	$75,417
Automotive diesel oil inventory	9,884	10,121
Bunker fuel, materials, supplies and other	34,857	28,146
Total inventory	$186,584	$113,684
Inventory is adjusted to the lower of cost or net realizable value each quarter. Changes in the value of inventory are recorded within Cost of sales in the Condensed Consolidated Statements of Operations and Comprehensive Income. No adjustments were recorded during the three months ended March 31, 2024 and 2023.
11. Prepaid expenses and other current assets
As of March 31, 2024 and December 31, 2023, prepaid expenses and other current assets consisted of the following:

	March 31, 2024	December 31, 2023
Prepaid expenses	$27,148	$31,490
Recoverable taxes	108,684	80,630
Due from affiliates	1,781	1,566
Assets held for sale	—	21,265
Other current assets	64,340	78,153
Total prepaid expenses and other current assets, net	$201,953	$213,104
During the fourth quarter of 2023, the Company began to sub-charter the Winter, a vessel included in the Energos Formation Transaction, and an asset was recorded representing the existing charterer's remaining payments to Energos, which was $59,074 as of December 31, 2023. The Company also recognized a liability of $49,400 (see Note 18) as of December 31, 2023 representing the Company's obligation to pay sub-charter payments until the vessel is chartered directly from Energos. The balance of the asset and liability as of March 31, 2024 was $44,305 and $32,149, respectively.
The remaining balance of other current assets as of March 31, 2024 and December 31, 2023 primarily consists of deposits, as well as the current portion of contract assets (Note 6).
Assets held for sale
In December 2023, the Company entered into an agreement to sell the vessel, Mazo, for $22,400, and the vessel was classified as held for sale as of December 31, 2023. In conjunction with the classification to held for sale, the Company recognized an impairment of $10,958 within Asset impairment expense in the Consolidated Statement of Operations and Comprehensive income for the year-ended December 31, 2023. The sale was completed in the first quarter of 2024, and the Company recognized a gain of $391 within Loss on sale of assets, net in the Condensed Consolidated Statements of Operations and Comprehensive Income.
12. Equity method investments
In August 2022, the Company completed a transaction with an affiliate of Apollo Global Management, Inc., pursuant to which the Company transferred ownership of 11 vessels to Energos Infrastructure ("Energos") in exchange for approximately $1.85 billion in cash and a 20% equity interest in Energos (the “Energos Formation Transaction”). The Company's equity investment provided certain rights, including representation on the Energos board of directors, that gave the Company significant influence over the operations of Energos, and as such, the investment was accounted for under the equity method. Energos was also an affiliate, and all transactions with Energos were transactions with an affiliate.
Changes in the balance of the Company’s equity method investment in Energos is as follows:

March 31, 2024
Equity method investments as of December 31, 2023	$137,793
Capital contribution	6,794
Sale of equity method investment	(144,587)
Equity method investments as of March 31, 2024	$—
In February 2024, the Company sold substantially all of its stake in Energos. As a result of the transaction, the Company recognized an other than temporary impairment ("OTTI") of the investment in Energos totaling $5,277, and this loss was recognized in Income (loss) from equity method investments in the Consolidated Statement of Operations and Comprehensive income for the year-ended December 31, 2023. The sale was completed on February 14, 2024 and the Company received proceeds of $136,365, resulting in a loss of $7,222 presented within Other expense, net in the Condensed Consolidated Statements of Operations and Comprehensive Income. The Company retained an investment in Energos valued at $1,000, which has been recognized within Other non-current assets. Following the disposition of substantially all of the stake in Energos, the Company no longer has significant influence over Energos.
13. Construction in progress
The Company’s construction in progress activity during the three months ended March 31, 2024 is detailed below:

March 31, 2024
Construction in progress as of December 31, 2023	$5,348,294
Additions	481,081
Impact of currency translation adjustment	(14,633)
Assets placed in service	(17,231)
Construction in progress as of March 31, 2024	$5,797,511

Interest expense of $104,212 and $50,976, inclusive of amortized debt issuance costs, was capitalized for the three months ended March 31, 2024 and 2023, respectively.
The Company has significant development activities in Latin America as well as the development of the Company's Fast LNG liquefaction solution, and the completion of such developments are subject to risks of successful completion, including those related to government approvals, site identification, financing, construction permitting and contract compliance. The Company's development activities for the three months ended March 31, 2024 were primarily focused on Fast LNG; additions to construction in progress in the first quarter of 2024 of $259,724 were to develop Fast LNG projects.
14. Property, plant and equipment, net
As of March 31, 2024 and December 31, 2023, the Company’s property, plant and equipment, net consisted of the following:

	March 31, 2024	December 31, 2023
Vessels	$1,494,087	$1,494,433
Terminal and power plant equipment	206,897	430,883
Power facilities	275,005	273,978
Gas terminals	180,800	179,103
ISO containers and other equipment	157,374	156,925
LNG liquefaction facilities	58,752	63,316
Gas pipelines	66,319	66,319
Land	50,734	54,324
Leasehold improvements	72,829	139,967
Accumulated depreciation	(386,915)	(377,833)
Total property, plant and equipment, net	$2,175,882	$2,481,415
The book value of the vessels that were recognized due to the failed sale leaseback in the Energos Formation Transaction as of March 31, 2024 and December 31, 2023 was $1,286,555 and $1,293,384, respectively. The reduction to terminal and power plant equipment and leasehold improvements reflects the sale of turbines to PREPA (Note 5).
Depreciation expense for the three months ended March 31, 2024 and 2023 totaled $44,525 and $26,000, respectively, of which $261 and $231, respectively, is included within Cost of sales in the Condensed Consolidated Statements of Operations and Comprehensive Income.

15. Goodwill and intangible assets
Goodwill
The carrying amount of goodwill was $776,760 as of both March 31, 2024 and December 31, 2023.
Intangible assets
The following tables summarize the composition of intangible assets as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Weighted Average Life
Definite-lived intangible assets
Acquired capacity reserve contract	$162,045	$—	$—	$162,045	17
Permits and development rights	48,217	(5,662)	(1,428)	41,127	38
Favorable vessel charter contracts	17,700	(11,342)	—	6,358	4
Easements	1,551	(348)	—	1,203	30

Indefinite-lived intangible assets
Easements	1,191	—	(70)	1,121	n/a
Total intangible assets	$230,704	$(17,352)	$(1,498)	$211,854

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Weighted Average Life
Definite-lived intangible assets
Favorable vessel charter contracts	$17,700	$(10,615)	$—	$7,085	4
Permits and development rights	48,217	(5,557)	(291)	42,369	38
Easements	1,555	(341)	—	1,214	30

Indefinite-lived intangible assets
Easements	1,191	—	(44)	1,147	n/a
Total intangible assets	$68,663	$(16,513)	$(335)	$51,815
Amortization expense for the three months ended March 31, 2024 and 2023 was $995 and $6,796, respectively which were inclusive of reductions in expense for the amortization of unfavorable contract liabilities.
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

16. Other non-current assets, net

As of March 31, 2024 and December 31, 2023, Other non-current assets consisted of the following:

	March 31, 2024	December 31, 2023
Cost to fulfill (Note 6)	$21,603	$22,418
Contract assets, net (Note 6)	17,738	19,901
Investments in equity securities	8,678	7,678
Other	77,613	76,906
Total other non-current assets, net	$125,632	$126,903
The Company recognized unrealized (loss) gain on its investments in equity securities of $0 and $2,525 for the three months ended March 31, 2024 and 2023, respectively, within Other expense, net in the Condensed Consolidated Statements of Operations and Comprehensive Income. Investments in equity securities include investments without a readily determinable fair value of $8,678 and $7,678 as of March 31, 2024 and December 31, 2023, respectively (Refer to Note 8).
Other non-current assets includes the value of the earnout receivable recognized upon the sale of two project companies in Brazil, development costs for hosted software products and deferred financing costs related to the Revolving Facility.
17. Accrued liabilities
As of March 31, 2024 and December 31, 2023, Accrued liabilities consisted of the following:

	March 31, 2024	December 31, 2023
Accrued development costs	$259,697	$286,030
Accrued interest	39,419	82,507
Accrued bonuses	10,943	41,356
Other accrued expenses	107,553	61,782
Total accrued liabilities	$417,612	$471,675
18. Other current liabilities
As of March 31, 2024 and December 31, 2023, Other current liabilities consisted of the following:

	March 31, 2024	December 31, 2023
Derivative liabilities	$19,037	$19,450
Contract liabilities (Note 6)	10,242	65,287
Income tax payable	79,115	54,040
Due to affiliates	6,100	9,579
Winter sub-charter liability	32,149	49,400
Other current liabilities	38,772	30,195
Total other current liabilities	$185,415	$227,951

19. Debt
As of March 31, 2024 and December 31, 2023, debt consisted of the following:

	March 31, 2024	December 31, 2023
Senior Secured Notes, due September 2025	$872,049	$1,245,662
Senior Secured Notes, due September 2026	1,487,258	1,486,374
Senior Secured Notes, due March 2029	736,733	—
Vessel Financing Obligation, due August 2042	1,391,582	1,359,995
Term Loan B, due October 2028	772,763	771,420
Revolving Facility	750,000	866,600
BNDES Term Loan, due October 2045	273,379	—
South Power 2029 Bonds, due May 2029	217,205	216,993
Short-term Borrowings	177,492	182,270
Barcarena Debentures, due October 2028	175,389	175,025
EB-5 Loan, due July 2028	97,587	61,614
Tugboat Financing, due December 2038	46,629	46,728
PortoCem BTG Loan, due December 2024	28,312	—
Barcarena Term Loan, due February 2024	—	199,678
Equipment Notes, due July 2026	—	190,789
Total debt	$7,026,378	$6,803,148
Current portion of long-term debt	$291,518	$292,625
Long-term debt	6,734,860	6,510,523
Long-term debt is recorded at amortized cost on the Condensed Consolidated Balance Sheets. The fair value of the Company's long-term debt was $7,103,385 and $6,835,487 as of March 31, 2024 and December 31, 2023, respectively, and is classified as Level 2 within the fair value hierarchy. The Company's debt arrangements include cross-acceleration clauses whereby events of default under an individual debt agreement can lead to acceleration of principal under other debt arrangements.

The terms of the Company's debt instruments have been described in the Annual Report on Form 10-K. Significant changes to the Company's outstanding debt are described below.
2029 Notes
In March 2024, the Company issued $750,000 of 8.75% senior secured notes in a private offering pursuant to Rule 144A under the Securities Act (the “2029 Notes”). Interest is payable semi-annually in arrears on March 15 and September 15 of each year; no principal payments are due until maturity on March 15, 2029. The Company may redeem the 2029 Notes, in whole or in part, at any time prior to maturity, subject to certain make-whole premiums.
The 2029 Notes are guaranteed on a senior secured basis by each domestic subsidiary and foreign subsidiary that is a guarantor under the 2025 Notes and 2026 Notes. The 2029 Notes are secured by substantially the same collateral as the first lien obligations under the 2025 Notes and 2026 Notes. The 2029 Notes may limit the Company’s ability to incur additional indebtedness or issue certain preferred shares, make certain payments, and sell or transfer certain assets subject to certain conditions and qualifications. The 2029 Notes also provide for customary events of default and prepayment provisions.
In connection with the offering of the 2029 Notes, we completed a cash tender offer to repurchase $375,000 of the outstanding 2025 Notes, for an aggregate repurchase price of $376,875. The tender offer was closed and the partial repurchase of the 2025 Notes was completed in the first quarter of 2024. The premium over the repurchase price of $1,875 was recognized as Loss on extinguishment of debt, net in the Condensed Consolidated Statements of Operations and Comprehensive Income.

In connection with the issuance of the 2029 Notes, the Company incurred $13,488 in origination, structuring and other fees, which was deferred as a reduction of the principal balance of the 2029 Notes on the Condensed Consolidated Balance Sheets. As of March 31, 2024, total remaining unamortized deferred financing costs for the 2029 Notes was $13,378.
BNDES Term Loan
The owner of the Company's power plant under construction in Pará, Brazil (the "Barcarena Power Plant") entered into a credit agreement with BNDES, the Brazilian Development Bank (the "BNDES Credit Agreement"). The Company is able to borrow up to $355,556 under the BNDES Credit Agreement, segregated into three tranches based on the use of proceeds ("BNDES Term Loan"). In the first quarter of 2024, lenders funded $273,379 under the BNDES Credit Agreement. Each tranche bears a different rate of interest ranging from 2.61% to 4.41% plus the fixed rate announced by BNDES. No principal payments are required until April 2026 and are due quarterly thereafter until maturity in 2045.
The obligations under the BNDES Credit Agreement are guaranteed by certain indirect Brazilian subsidiaries that are constructing the Barcarena Power Plant, and are secured by the Barcarena Power Plant and receivables under the Barcarena Power Plant's capacity reserve contracts. These Brazilian subsidiaries are required to comply with customary affirmative and negative covenants, and the BNDES Credit Agreement also provides for customary events of default, prepayment and cure provisions.
Proceeds received are to be used to repay the existing Barcarena Term Loan (defined in the Annual Report) and to pay for all remaining expected construction costs through the planned completion of the Barcarena Power Plant in 2025. In February 2024, the Company repaid the full outstanding principal balance of the Barcarena Term Loan, fully extinguishing the obligation. No material loss on extinguishment was recognized in conjunction with this repayment.
EB-5 Loan Agreement
On July 21, 2023, the Company entered into a loan agreement under the U.S. Citizenship and Immigration Services EB-5 Program (“EB-5 Loan Agreement”) to pay for the development and construction of a new green hydrogen facility in Texas. The maximum aggregate principal amount available under the EB-5 Loan Agreement is $100,000, and outstanding borrowings bear interest at a fixed rate of 4.75%. The loan matures in 5 years from the initial advance with an option to extend the maturity by two one-year periods. It is expected that the loan will be secured by NFE's green hydrogen facility, and NFE has provided a guarantee of the obligations under the EB-5 Loan Agreement. In the three months ended March 31, 2024, an additional $36,272 was funded under the EB-5 Loan Agreement.
PortoCem BTG Loan
As part of the PortoCem Acquisition, the Company assumed a term loan in the aggregate principal amount of BRL 141,445 million ($28,093 based on rates in effect on the acquisition date) due December 2024, bearing interest at a rate equal to the one-day interbank deposit rate in Brazil plus 5.0% (the “PortoCem BTG Loan”).
Lenders under the PortoCem BTG Loan waived acceleration requirements in the event of a change in control in conjunction with the PortoCem Acquisition, and repayment of the PortoCem BTG Loan is now required upon the earlier of PortoCem obtaining additional financing or the original maturity date of December 2024.
NFE provided a parent company guarantee to the lenders under the PortoCem BTG Loan. The PortoCem BTG Loan contains usual and customary representations and warranties, usual and customary affirmative and negative covenants and events of default. No financial debt covenant compliance is required under this loan facility.
In April 2024, the Company repaid the PortoCem BTG Loan with proceeds from a short term credit note (Note 26).
Equipment Notes
In conjunction with the execution of the APA to sell certain turbines to PREPA in March 2024 (Note 5), the Company repaid the Equipment Notes in full, releasing any liens held on the turbines prior to their sale. The balance outstanding as of the repayment date was $188,431, and the Company incurred a prepayment premium of 3%. The prepayment premium and any unamortized financing costs of $7,879 were recognized as Loss on extinguishment of debt, net in the Condensed Consolidated Statements of Operations and Comprehensive Income.
Interest expense

Interest and related amortization of debt issuance costs, premiums and discounts recognized during major development and construction projects are capitalized and included in the cost of the project. Interest expense, net of amounts capitalized, recognized for the three months ended March 31, 2024 and 2023 consisted of the following:

	Three Months Ended March 31,
	2024	2023
Interest per contractual rates	$123,418	$64,259
Interest expense on Vessel Financing Obligation	49,087	54,330
Amortization of debt issuance costs, premiums and discounts	8,453	3,592
Interest expense incurred on finance lease obligations	598	468
Total interest costs	$181,556	$122,649
Capitalized interest	104,212	50,976
Total interest expense	$77,344	$71,673
Interest expense on the Vessel Financing Obligation includes non-cash expense of $33,193 and $49,903 for the three months ended March 31, 2024 and 2023, respectively, related to payments received by Energos from third-party charterers.
20. Income Taxes
The effective tax rate for the three months ended March 31, 2024 was 27.6% compared to 16.0% for the three months ended March 31, 2023. The total tax provision for the three months ended March 31, 2024 was $21,624 compared to a provision of $28,960 for the three months ended March 31, 2023. The Company's effective tax rate for the three months ended March 31, 2024 is higher than the Company's statutory tax rate and the prior year principally due to the inclusion of non-US income, as well as the increased valuation allowance on the U.S. operations.
21. Commitments and contingencies
The Company is subject to certain legal and regulatory proceedings, claims and disputes that arise in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

22. Earnings per share

	Three Months Ended March 31,
	2024	2023
Basic
Numerator:
Net income	$56,670	$151,566
Net (income) attributable to non-controlling interests	(2,589)	(1,360)
Series A convertible preferred stock cumulative dividend	(142)	—
Net income attributable to Class A common stock	$53,939	$150,206

Denominator:
Weighted-average shares - basic	205,061,967	208,707,385
Net income per share - basic	$0.26	$0.72

Diluted
Numerator:
Net income	$56,670	151,566
Net (income) attributable to non-controlling interests	(2,589)	(1,360)
Series A convertible preferred stock cumulative dividend	(142)	—
Adjustments attributable to dilutive securities	(750)	(1,650)
Net income attributable to Class A common stock	$53,189	$148,556

Denominator:
Weighted-average shares - diluted	205,977,720	209,325,619
Net income per share - diluted	$0.26	$0.71
The following table presents potentially dilutive securities excluded from the computation of diluted net income per share for the periods presented because its effects would have been anti-dilutive.

	March 31, 2024	March 31, 2023
Series A convertible preferred stock(1)	246,565	—
Total	246,565	—

(1) Represents the weighted average number of potentially dilutive shares that are anti-dilutive if the Series A convertible preferred stock was converted on the issuance date.
The Company declared and paid quarterly dividends totaling $20,503 and $20,467 during the three months ended March 31, 2024 and 2023, respectively, representing $0.10 per Class A share. During each of the three months ended March 31, 2024 and 2023, the Company paid dividends of $3,019 to holders of Golar LNG Partners LP's ("GMLP") 8.75% Series A Cumulative Redeemable Preferred Units (“GMLP Series A Preferred Units”). As these equity interests have been issued by one of the Company’s consolidated subsidiaries, the value of the GMLP Series A Preferred Units is recognized as non-controlling interest in the condensed consolidated financial statements.
Upon the sale of the vessel Mazo (Refer to Note 11), one of the Company's non-wholly owned subsidiaries paid a dividend using proceeds from the sale. The dividend of $8,662 paid to the other shareholder in this subsidiary was recognized as a reduction to non-controlling interest during the three months ended March 31, 2024.

23. Share-based compensation
The Company has granted restricted stock units ("RSUs") to select officers, employees and certain non-employees under the New Fortress Energy Inc. 2019 Omnibus Incentive Plan. The fair value of RSUs on the grant date is estimated based on the closing price of the underlying shares on the grant date. The following table summarizes the RSU activity for the three months ended March 31, 2024:

	Restricted Stock Units	Weighted-average grant date fair value per share
Non-vested RSUs as of December 31, 2023	32,327	$27.12
Granted	2,786,112	32.66
Vested	(34,047)	30.06
Forfeited	(506)	26.20
Non-vested RSUs as of March 31, 2024	2,783,886	$32.63
For the three months ended March 31, 2024, the Company recognized $5,248 of compensation costs associated with RSUs within Selling, general and administrative in the Condensed Consolidated Statements of Operations and Comprehensive Income. During the three months ended March 31, 2024, there was no significant reversal of cumulative compensation expense recognized for forfeited RSU awards. The Company recognizes the income tax benefits resulting from vesting of RSUs in the period of vesting, to the extent the compensation expense has been recognized. As of March 31, 2024, unrecognized compensation costs from non-vested RSUs was $86,669.
The non-vested RSUs vest over a periods from ten months to approximately two years following the grant date. The weighted-average remaining vesting period of non-vested RSUs totaled 1.34 years as of March 31, 2024.
24. Related party transactions
Management services
Messrs. Edens, chief executive officer and chairman of the Board of Directors, and Nardone, member of the Board of Directors, are currently employed by Fortress Investment Group LLC (“Fortress”). In the ordinary course of business, Fortress, through affiliated entities, charges the Company for administrative and general expenses incurred pursuant to its Administrative Services Agreement (“Administrative Agreement”). The charges under the Administrative Agreement that are attributable to the Company totaled $1,975 and $1,345 for the three months ended March 31, 2024 and 2023, respectively. Costs associated with the Administrative Agreement are included within Selling, general and administrative in the Condensed Consolidated Statements of Operations and Comprehensive Income. As of March 31, 2024 and December 31, 2023, $1,907 and $5,691 were due to Fortress, respectively.
In addition to administrative services, Mr. Edens owns an aircraft that we charter from a third party operator for business purposes in the ordinary course of operations. The Company incurred, at market rates, charter costs of $570 and $771 for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, $716 and $1,095 was due, respectively.
Fortress affiliated entities
The Company provides certain administrative services to related parties including entities affiliated with Fortress. No costs are incurred for such administrative services by the Company as the Company is fully reimbursed for all costs incurred. The Company has subleased a portion of office space to affiliates of entities managed by Fortress, and for the three months ended March 31, 2024 and 2023, $218 and $192 of rent and office related expenses were incurred by these affiliates, respectively. As of March 31, 2024 and December 31, 2023, $1,765 and $1,547 were due from affiliates, respectively.
Additionally, an entity formerly affiliated with Fortress and currently owned by Messrs. Edens and Nardone provides certain administrative services to the Company, as well as providing office space under a month-to-month non-exclusive license agreement. The Company incurred rent and administrative expenses of approximately $683 and $589 for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, $3,385 and $2,702 were due to Fortress affiliated entities, respectively.
Land leases
The Company has leased land from Florida East Coast Industries, LLC (“FECI”), which is controlled by funds managed by an affiliate of Fortress. The Company recognized expense related to the land lease of $103 during the three months ended March 31, 2024 and 2023, which was included within Operations and maintenance in the Condensed Consolidated Statements of Operations and Comprehensive Income. The Company has amounts due to FECI of $92 as both of March 31, 2024 and December 31, 2023. As of March 31, 2024 and December 31, 2023, the Company has recorded a lease liability of $3,373 and $3,368, respectively, within Non-current lease liabilities on the Condensed Consolidated Balance Sheets.
In September 2023, the Company entered into a lease agreement to lease land from Jefferson Terminal South LLC, which is an indirect, majority-owned subsidiary of a public company which is managed by an affiliate of Fortress. As of March 31, 2024, the Company has recorded a right-of-use asset of $3,798 and a lease liability of $4,194 on the Condensed Consolidated Balance Sheets. As of December 31, 2023, the Company recorded a right-of-use asset of $3,885 and a lease liability of $4,098 on the Condensed Consolidated Balance Sheets.
DevTech investment
In August 2018, the Company entered into a consulting arrangement with DevTech Environment Limited (“DevTech”) to provide business development services to increase the customer base of the Company. DevTech also contributed cash consideration in exchange for a 10% interest in a consolidated subsidiary. The 10% interest was reflected as non-controlling interest in the Company’s condensed consolidated financial statements. The Company recognized approximately $128 and $105 in expense within Selling, general and administrative for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, $128 and $106 were due to DevTech, respectively.
25. Segments
As of March 31, 2024, the Company operates in two reportable segments: Terminals and Infrastructure and Ships:
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
•Ships includes vessels that are leased to customers under long-term arrangements, and as of March 31, 2024, four vessels are included in this segment. The Company’s investment in Energos was also included in the Ships segment prior to the disposition of this investment in the first quarter of 2024. Ships Operating Margin also included our effective share of revenue, expenses and operating margin attributable to our ownership of the common units of Hilli LLC prior to the disposition of this investment in first quarter of 2023.
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
The table below presents segment information for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(4)	Consolidated
Statement of operations:
Total revenues	$647,737	$42,584	$690,321	$—	$690,321
Cost of sales(1) (3)	229,117	—	229,117	—	229,117
Vessel operating expenses	—	8,396	8,396	—	8,396
Operations and maintenance	68,548	—	68,548	—	68,548
Segment Operating Margin	$350,072	$34,188	$384,260	$—	$384,260
Balance sheet:
Total assets	$10,215,582	$664,780	$10,880,362	$—	$10,880,362
Other segmental financial information:
Capital expenditures(2)	$484,254	$—	$484,254	$—	$484,254

	Three Months Ended March 31, 2023
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(4)	Consolidated
Statement of operations:
Total revenues	$502,608	$97,917	$600,525	$(21,394)	$579,131
Cost of sales(1) (3)	73,798	—	73,798	111,140	184,938
Vessel operating expenses	—	19,239	19,239	(5,948)	13,291
Operations and maintenance	26,671	—	26,671	—	26,671
Segment Operating Margin	$402,139	$78,678	$480,817	$(126,586)	$354,231
Balance sheet:
Total assets	$6,584,603	$1,639,143	$8,223,746	$—	$8,223,746
Other segmental financial information:
Capital expenditures(2)	$931,823	$—	$931,823	$—	$931,823
(1) Cost of sales in the Company’s segment measure only includes realized gains and losses on derivative transactions that are an economic hedge of our commodity purchases and sales, and in the first quarter of 2023, realized gains of $146,112 were recognized as a reduction to Cost of sales in the segment measure. There were no commodity swap transactions in the first quarter of 2024.

(2) Capital expenditures includes amounts capitalized to construction in progress and additions to property, plant and equipment during the period.

(3) Cost of sales is presented exclusive of costs included in Depreciation and amortization in the Condensed Consolidated Statements of Operations and Comprehensive Income.

(4) Consolidation and Other adjusts for the inclusion of the effective share of revenues, expenses and operating margin attributable to the Company's ownership of the common units of Hilli LLC in the segment measure prior to the disposition of this investment and exclusion of the unrealized mark-to-market gain or loss on derivative instruments.

Consolidated Segment Operating Margin is defined as net income, adjusted for selling, general and administrative expenses, transaction and integration costs, depreciation and amortization, asset impairment expense, loss on sale of assets, interest expense, other expense, net, loss on extinguishment of debt, net, tax provision and income from equity method investments.
The following table reconciles Net income, the most comparable financial statement measure, to Consolidated Segment Operating Margin:

	Three Months Ended March 31,
(in thousands of $)	2024	2023
Net income	$56,670	$151,566
Add:
Selling, general and administrative	70,754	52,138
Transaction and integration costs	1,371	494
Depreciation and amortization	50,491	34,375
Interest expense	77,344	71,673
Other expense, net	19,112	25,005
Loss on sale of assets, net	77,140	—
Loss on extinguishment of debt, net	9,754	—
Tax provision	21,624	28,960
Loss (income) from equity method investments	—	(9,980)
Consolidated Segment Operating Margin	$384,260	$354,231
26. Subsequent events
In April 2024, PortoCem, one of the Company's consolidated subsidiaries, and a syndicate of banks in Brazil entered into a commitment letter for R$2.9 billion of financing that will be used to develop and construct a power plant to deliver under the capacity reserve contracts acquired in the PortoCem Acquisition. The Company has current received funding under a short term credit note of R$600 million from this syndicate that is due in July 2024, and PortoCem used a portion of the proceeds to repay the PortoCem BTG Loan. The short term credit note will be replaced by the longer term committed funding under the commitment letter once certain conditions precedent are met, which is currently expected in May.

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
You should read “Risk Factors” and “Cautionary Statement on Forward-Looking Statements” elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and under similar headings in the Annual Report on Form 10-K for the year ended December 31, 2023 (our “Annual Report”) for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
Our Terminals and Infrastructure segment includes the entire production and delivery chain from natural gas procurement and liquefaction to logistics, shipping, facilities and conversion or development of natural gas-fired power generation. We currently source LNG from long-term supply agreements with third-party suppliers and from our own liquefaction facility in Miami, Florida. Upon the completion of commissioning in 2024, we expect to begin to source a portion of our LNG from our modular floating liquefaction facilities, which we refer to as "Fast LNG" or "FLNG." The Terminals and Infrastructure segment includes all terminal operations in Jamaica, Puerto Rico, Mexico and Brazil, as well as vessels utilized in our terminal or logistics operations. We centrally manage our LNG supply and the deployment of our vessels utilized in our terminal or logistics operations. We centrally manage our LNG supply and the deployment of our vessels utilized in our terminal or logistics operations, which allows us to optimally manage our LNG supply and fleet.
Our Ships segment includes all vessels which are leased to customers under long-term arrangements. Over time, we expect to utilize these vessels in our own terminal operations as charter agreements for these vessels expire.
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
Montego Bay Facility
The Montego Bay Facility serves as our supply hub for the north side of Jamaica, providing natural gas to JPS to fuel the 145MW Bogue power plant in Montego Bay, Jamaica ("Bogue Power Plant"). Our Montego Bay Facility commenced commercial operations in October 2016 and is capable of processing up to 60,000 MMBtu of LNG per day and features approximately 7,000 cubic meters of onsite storage. The Montego Bay Facility also consists of an ISO loading facility that can transport LNG to numerous on-island industrial users.
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
San Juan Facility
Our San Juan Facility became fully operational in the third quarter of 2020. It is designed as a landed micro-fuel handling facility located in the Port of San Juan, Puerto Rico. The San Juan Facility has multiple truck loading bays to provide LNG to on-island industrial users. The San Juan Facility is near the PREPA San Juan Power Plant and serves as our supply hub for the PREPA San Juan Power Plant, industrial end-user customers in Puerto Rico, and after being awarded a new gas sale agreement in the first quarter of 2024, PREPA's gas-fired power plants throughout the island of Puerto Rico.
In the first and second quarters of 2023, we entered into agreements for the installation and operation of approximately 350MW of additional power to be generated at the Palo Seco Power Plant and San Juan Power Plant in Puerto Rico as well as the supply of natural gas. Our customer was contracted by the U.S. Army Corps of Engineers to support the island’s grid stabilization project with additional power capacity to enable maintenance and repair work on Puerto Rico’s power system and grid. We commissioned 150MW of duel-fuel power generation using our gas supply in the second quarter of 2023, and the remaining 200MW was commissioned in September 2023.
In March 2024, our contract to provide emergency power services to support the grid stabilization project was terminated. We believe that there are remedies available under our customer contract, and we are currently in pursuit of these remedies. As the result of this process is uncertain, any transaction price associated with closing this contract has been fully constrained.
In March 2024, we completed a suite of transactions that included the sale of turbines and related equipment deployed to support the grid stabilization project to PREPA under an Asset Purchase Agreement ("APA"). The purchase price was $306.6 million, and the APA includes an option for PREPA to purchase three additional turbines for additional purchase price of $65.7 million. We recognized a loss of $77.5 million in Loss on sale of assets, net in the Condensed Consolidated Statements of Operations and Comprehensive Income.
In the first quarter of 2024, we were also awarded a new gas sale agreement with PREPA to supply up to 80 TBtu annually to PREPA's gas-fired power plants, including to the turbines that were sold pursuant to the APA. The contract initially has a one year term that is renewable annually for three additional annual periods.
In the first quarter of 2023, our wholly-owned subsidiary, Genera PR LLC ("Genera"), was awarded a 10-Year contract for the operation and maintenance of PREPA’s thermal generation assets with the goal of reducing costs and improving reliability of power generation in Puerto Rico. We receive an annual management fee and are eligible for performance-based incentive fees. The service period under the contract commenced on July 1, 2023.
La Paz Facility
In the fourth quarter of 2021, we began commercial operations at the Port of Pichilingue in Baja California Sur, Mexico (the “La Paz Facility”). The La Paz Facility also supplies our gas-fired power units located adjacent to the La
Paz Facility (the “La Paz Power Plant”) and could have a maximum capacity of up to 135MW of power. We placed the La Paz Power Plant into service in the third quarter of 2023.
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
Our LNG Supply and Cargo Sales
NFE provides reliable, affordable and clean energy supplies to customers around the world that we plan to satisfy through the following sources: 1) our current contractual supply commitments; 2) additional LNG supply contracts expected to commence in 2027; 3) our Miami Facility; and 4) supply from our own Fast LNG production. We have secured commitments to purchase and receive physical delivery of LNG volumes for 100% of our expected committed volumes for each of our downstream terminals inclusive of our Montego Bay Facility, Old Harbour Facility, San Juan Facility, La Paz Facility, Puerto Sandino Facility, Barcarena Facility and Santa Catarina Facility. Additionally, we have binding contracts for LNG volumes from two separate U.S. LNG facilities, each with a 20-year term, which are expected to commence in 2027. Finally, we plan to commence production from our own Fast LNG facilities upon the completion of commissioning in 2024. We plan to expand that capacity when additional Fast LNG units come online.
Natural gas and LNG markets have experienced unprecedented price volatility in recent years. The majority of our LNG supply contracts are based on a natural gas-based index, Henry Hub, plus a contractual spread. We limit our exposure to fluctuations in natural gas prices as our pricing in contracts with customers is largely based on the Henry Hub index price plus a fixed fee component. Additionally, with our own Fast LNG production, we plan to further mitigate our exposure to variability in LNG prices. In 2022 and 2023, our revenue and results of operations have benefited from selling cargos into the global LNG market. As FLNG facilities commence production, our long-term strategy is to sell substantially all cargos produced to customers on a long-term, take-or-pay basis through our downstream terminals.
Our Current Operations – Ships
Our Ships segment includes Floating Storage and Regasification Units ("FSRUs"), Floating Storage Units ("FSUs") and LNG carriers ("LNGCs"), which are leased to customers under long-term arrangements. At the expiration of third party charters of vessels owned by Energos Infrastructure (“Energos”), an entity formed in 2022 and described in more detail below, we plan to charter these vessels for our own operational purposes. The results of operations of vessels utilized in our terminal operations are reflected in the Terminals and Infrastructure segment.
In August 2022, we completed a transaction (the “Energos Formation Transaction”) with an affiliate of Apollo Global Management, Inc., pursuant to which we transferred ownership of 11 vessels to Energos in exchange for approximately $1.85 billion in cash and a 20% equity interest in Energos. Ten of the vessels were subject to current or future charters with NFE and one vessel (the Nanook) was not subject to a future NFE charter. The in-place and future charters to NFE of ten vessels prevent the recognition of the sale of those vessels to Energos, and the proceeds associated with these vessels have been treated as a failed sale leaseback. As a result, these ten vessels continue to be recognized on our consolidated balance sheet as Property, plant and equipment, and the proceeds are recognized as debt. Consistent with this treatment as a failed sale leaseback, (i) the third party charter revenues continue to be recognized by us as Vessel charter revenue; (ii) the costs of operating the vessels is included in Vessel operating expenses for the remaining terms of the third-party charters and (iii)

such revenues are included as part of debt service for the sale leaseback financing debt and are included in additional financing costs within Interest expense, net. In February 2024, we sold substantially all of our stake in Energos.
Our Development Projects
Our projects currently under development include our development of a series of modular liquefaction facilities to provide a source of low-cost supply of LNG to customers around the world through our Fast LNG technologies; our LNG terminal facility and power plant in Puerto Sandino, Nicaragua (“Puerto Sandino Facility”); our LNG terminal (“Barcarena Facility”) and power plant (“Barcarena Power Plant”) located in Pará, Brazil; our LNG terminal located on the southern coast of Brazil ("Santa Catarina Terminal"); our LNG terminal (“Ireland Facility”) and power plant in Ireland, and our first green hydrogen project ("ZeroPark I"). We are also in active discussions to develop projects in multiple regions around the world that may have significant demand for additional power, LNG and natural gas, although there can be no assurance that these discussions will result in additional contracts or that we will be able to achieve our target revenue or results of operations.
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
Fast LNG
We are currently developing multiple modular liquefaction facilities to provide a source of low-cost supply of LNG to customers around the world. We have designed and are constructing liquefaction facilities for our growing customer base that we believe are both faster and more economical to construct than many traditional liquefaction solutions. Our “Fast LNG,” or “FLNG,” design pairs advancements in modular, midsize liquefaction technology with jack up rigs, semi-submersible rigs or similar marine floating infrastructure to enable a lower cost and faster deployment schedule than other greenfield alternatives. Semi-permanently moored floating storage unit(s) (FSUs) will provide LNG storage alongside the floating liquefaction infrastructure, which can be deployed anywhere there is abundant and stranded natural gas. As noted below, we are also in discussions with CFE to utilize our FLNG design in an onshore application.
Our initial Fast LNG units were constructed at the Kiewit Offshore Services shipyard near Corpus Christi, Texas. The Kiewit facility specializes in the fabrication and integration of liquefaction projects. In partnership with Kiewit, we believe we have established an efficient and repeatable process to reduce cost and time to build incremental liquefaction capacity. Our first Fast LNG unit has been deployed offshore to Altamira, Mexico, and we expect to deploy additional units over the next two years. We describe our currently planned projects below.
Altamira
In the first quarter of 2023, we executed an agreement with CFE to supply natural gas for one FLNG unit located off the coast of Altamira, Tamaulipas, Mexico. The 1.4 million ton per annum (“MTPA”) FLNG unit will utilize CFE’s firm pipeline transportation capacity on the Sur de Texas-Tuxpan Pipeline to receive feedgas volumes. Our first FLNG unit has been installed and connected to the gas pipeline at Altamira, and we are in the process of commissioning the project.
In the first quarter of 2024, we executed an agreement with CFE to supply natural gas to an onshore liquefied natural gas terminal with up to two 1.4 MTPA FLNG units. The terminal is to be located at the existing Altamira LNG import facility and would source feedgas from the Sur de Texas-Tuxpan Pipeline. The Altamira onshore LNG facility is a world class import facility that will be converted to export LNG similar to other gulf coast regasification terminals. Existing infrastructure at the facility includes two 150,000m3 storage tanks, deepwater marine berth and access to local gas and power networks.
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
Lakach
We have been in discussions with Petróleos Mexicanos (“Pemex”) to form a long-term strategic partnership to develop the Lakach deepwater natural gas field for Pemex to supply natural gas to Mexico's onshore domestic market and for NFE to produce LNG for export to global markets. Our initial agreements were terminated in the fourth quarter of 2023, however, NFE continues to be in active discussions with Pemex to develop or monetize an offshore project.
Puerto Sandino Facility
We are developing an offshore liquefied natural gas receiving and storage facility off the coast of Puerto Sandino, Nicaragua, as well as an onshore regasification facility. We have entered into a 25-year PPA with Nicaragua’s electricity distribution companies, and we expect to utilize approximately 57,000 MMBtu from LNG per day to provide natural gas to the Puerto Sandino Power Plant in connection with the 25-year power purchase agreement. As part of our long-term partnership with the local utility, we are evaluating solutions to optimize power generation efficiency and allow for additional electrical capacity in a market that is underserved. We expect to complete this optimization in 2024.
Barcarena Facility
The Barcarena Facility consists of an FSRU and associated infrastructure, including mooring and offshore and onshore pipelines. The Barcarena Facility is capable of processing over one million MMBtu from LNG per day and storing up to 160,000 cubic meters of LNG. We have entered into a 15-year gas supply agreement with a subsidiary of Norsk Hydro ASA for the supply of natural gas to the Alunorte Alumina Refinery in Pará, Brazil, through our Barcarena Facility. We substantially completed our Barcarena Facility in 2022 and expect to commence operations, including delivery to the Alunorte Alumina Refinery in the first half of 2024.
The Barcarena Facility will also supply our new 630MW combined cycle thermal power plant to be located in Pará, Brazil (the “Barcarena Power Plant”). The power plant is fully contracted under multiple 25-year power purchase agreements to supply electricity to the national electricity grid. We expect to complete the Barcarena Power Plant and begin delivering power to nine committed offtakers for 25 years beginning in 2025.
In March 2024, we closed the acquisition of PortoCem Geração de Energia S.A. ("PortoCem"), a wholly-owned subsidiary of Ceiba Fundo de Investimento em Participações Multiestratégia- Investimento no Exterior ("Ceiba Energy") in exchange for newly issued 4.8% NFE redeemable Series A Convertible Preferred Stock. PortoCem is the owner of a 15-year 1.6GW power power purchase agreement in Brazil. We have received approval to transfer the 1.6 GW capacity reserve contract to a site owned by NFE that is adjacent to the Barcarena Facility, where NFE will build a power plant to supply the capacity reserve contract using gas from the Barcarena Facility. We expect to begin delivering electricity under the acquired capacity reserve contract in July 2026.
Santa Catarina Facility
The Santa Catarina Facility is located on the southern coast of Brazil and consists of an FSRU with a processing capacity of approximately 500,000 MMBtu from LNG per day and LNG storage capacity of up to 138,000 cubic meters. We are developing a 33-kilometer, 20-inch pipeline that connects the Santa Catarina Facility to the existing inland Transportadora Brasileira Gasoduto Bolivia-Brasil S.A. (“TBG”) pipeline via an interconnection point in the municipality of Garuva. The Santa Catarina Facility and associated pipeline are expected to have a total addressable market of 15 million cubic meters per day. We expect to complete our Santa Catarina Facility and commence operations in the first half of 2024.
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
ZeroParks
In 2020, we formed our Zero division to develop and operate facilities that produce clean hydrogen in an environmentally sustainable manner, and to invest in emerging technologies that enable the production of clean hydrogen to be more efficient and scalable. Our business plan is to build a portfolio of clean hydrogen production sites, each referred to as a ZeroPark, in key regions throughout the United States, utilizing the most efficient and reliable electrolyzer technologies.
Our first clean hydrogen project, known as ZeroPark I, is located in Beaumont, Texas. The ZeroPark I facility is sited within a 10-mile radius of the two largest refineries in the western hemisphere and numerous petrochemical manufacturers, many of which require significant amounts of hydrogen for their businesses. ZeroPark I, as planned, could use up to 200 MW of power, constructed in two distinct phases, each using 100 MW of electrolysis technology. In total, ZeroPark I is expected to produce up to 86,000 kg of clean hydrogen per day, or approximately 31,000 TPA. We have commenced design, engineering and permitting for ZeroPark I and expect to commence operations on the first phase in the first half of 2025. Additionally, we have secured a binding offtake commitment for the clean hydrogen produced at ZeroPark I. Once completed, we expect ZeroPark I to be the largest green hydrogen plant in the United States.

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
On July 18, 2023, we filed for an amendment to the March 19, 2021 and July 15, 2021 FERC orders allowing the continued operation of the San Juan Facility during the pendency of the formal application to allow us to construct and interconnect 220 feet of incremental 10-inch pipeline needed to supply natural gas for temporary power generation solicited through the Puerto Rico Power Stabilization Task Force. On July 31, 2023, FERC issued an order stating that it would not take action to prevent the construction and operation of the pipeline and interconnect and on January 30, 2024, FERC reaffirmed the order allowing the construction and operation to continue.
Results of Operations – Three Months Ended March 31, 2024 compared to Three Months Ended December 31, 2023 and Three Months Ended March 31, 2023
Performance of our two segments, Terminals and Infrastructure and Ships, is evaluated based on Segment Operating Margin. Segment Operating Margin reconciles to Consolidated Segment Operating Margin as reflected below, which is a non-GAAP measure. We reconcile Consolidated Segment Operating Margin to GAAP Gross margin, inclusive of depreciation and amortization. Consolidated Segment Operating Margin is mathematically equivalent to Revenue minus Cost of sales (excluding depreciation and amortization reflected separately) minus Operations and maintenance minus Vessel operating expenses, each as reported in our financial statements. We believe this non-GAAP measure, as we have defined it, offers a useful supplemental measure of the overall performance of our operating assets in evaluating our profitability in a manner that is consistent with metrics used for management’s evaluation of the overall performance of our operating assets.
Consolidated Segment Operating Margin is not a measurement of financial performance under GAAP and should not be considered in isolation or as an alternative to Gross margin, income from operations, net income, cash flow from operating activities or any other measure of performance or liquidity derived in accordance with GAAP. As Consolidated Segment Operating Margin measures our financial performance based on operational factors that management can impact in the short-term, items beyond the control of management in the short term, such as depreciation and amortization are excluded. As a result, this supplemental metric affords management the ability to make decisions and facilitates measuring and achieving optimal financial performance of our current operations. The principal limitation of this non-GAAP measure is that it excludes significant expenses and income that are required by GAAP. A reconciliation is provided for the non-GAAP financial measure to the most directly comparable GAAP measure, Gross margin. Investors are encouraged to review the related GAAP financial measures and the reconciliation of the non-GAAP financial measure to our Gross margin, and not to rely on any single financial measure to evaluate our business.
The tables below present our segment information for the three months ended March 31, 2024, December 31, 2023 and March 31, 2023:

	Three Months Ended March 31, 2024
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(3)	Consolidated
Total revenues	$647,737	$42,584	$690,321	$—	$690,321
Cost of sales(1)(2)	229,117	—	229,117	—	229,117
Vessel operating expenses(4)	—	8,396	8,396	—	8,396
Operations and maintenance(4)	68,548	—	68,548	—	68,548
Segment Operating Margin	$350,072	$34,188	$384,260	$—	$384,260

Three Months Ended March 31, 2024
(in thousands of $)	Consolidated
Gross margin (GAAP)	$333,769
Depreciation and amortization	50,491
Consolidated Segment Operating Margin (Non-GAAP)	$384,260

	Three Months Ended December 31, 2023
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(3)	Consolidated
Total revenues	$695,068	$63,290	$758,358	$—	$758,358
Cost of sales(2)	259,976	—	259,976	(1,491)	258,485
Vessel operating expenses(4)	—	9,092	9,092	—	9,092
Operations and maintenance(4)	61,938	—	61,938	—	61,938
Segment Operating Margin	$373,154	$54,198	$427,352	$1,491	$428,843

Three Months Ended December 31, 2023
(in thousands of $)	Consolidated
Gross margin (GAAP)	$366,679
Depreciation and amortization	62,164
Consolidated Segment Operating Margin (Non-GAAP)	$428,843

	Three Months Ended March 31, 2023
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(3)	Consolidated
Total revenues	$502,608	$97,917	$600,525	$(21,394)	$579,131
Cost of sales(2)	73,798	—	73,798	111,140	184,938
Vessel operating expenses(4)	—	19,239	19,239	(5,948)	13,291
Operations and maintenance(4)	26,671	—	26,671	—	26,671
Segment Operating Margin	$402,139	$78,678	$480,817	$(126,586)	$354,231

Three Months Ended March 31, 2023
(in thousands of $)	Consolidated
Gross margin (GAAP)	$319,856
Depreciation and amortization	34,375
Consolidated Segment Operating Margin (Non-GAAP)	$354,231

(1) Cost of sales in our segment measure only includes realized gains and losses on derivative transactions that are economic hedges of our commodity purchases and sales. For the three months ended March 31, 2024, December 31, 2023 and March 31, 2023, Terminals and Infrastructure does not include unrealized mark-to-market gains (losses) of derivative transactions of $–, 1.5 million and $111.1 million, respectively. In the first quarter of 2023, a realized gain of $146.1 million were recognized as a reduction to Cost of sales in the segment measure.

(2) Cost of sales is presented exclusive of costs included in Depreciation and amortization in the Condensed Consolidated Statements of Operations and Comprehensive Income.

(3) Consolidation and Other adjusts for the inclusion of the effective share of revenues, expenses and operating margin attributable to the Company's ownership of the common units of Hilli LLC in the segment measure, prior to the disposition to this investments, and exclusion of the unrealized mark-to-market gain or loss on derivative instruments.

(4) Operations and maintenance and Vessel operating expenses are directly attributable to revenue-producing activities of our terminals and vessels and are included in the calculation of Gross margin defined under GAAP.
Terminals and Infrastructure Segment

	Three Months Ended
(in thousands of $)	March 31, 2024	December 31, 2023	Change	March 31, 2023	Change
Total revenues	$647,737	$695,068	$(47,331)	$502,608	$145,129
Cost of sales (exclusive of depreciation and amortization)	229,117	259,976	(30,859)	73,798	155,319
Operations and maintenance	$68,548	$61,938	6,610	26,671	41,877
Segment Operating Margin	$350,072	$373,154	$(23,082)	$402,139	$(52,067)

Total revenue
Total revenue for the Terminals and Infrastructure Segment decreased by $47.3 million for the three months ended March 31, 2024 as compared to the three months ended December 31, 2023, and total revenue for the Terminals and Infrastructure Segment increased by $145.1 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
The decrease in revenue in the first quarter of 2024 when compared to the fourth quarter of 2023 was primarily attributable to decreases in the market price of natural gas. The average Henry Hub index pricing used to invoice our downstream customers decreased by 22% for the three months ended March 31, 2024 as compared to the three months ended December 31, 2023. Volumes delivered to downstream terminal customers decreased from 22.2 TBtus in the fourth quarter of 2023 to 22.0 TBtu in the first quarter of 2024.
The increase in revenue in the first quarter of 2024 when compared to the first quarter of 2023 was primarily attributable to increased volumes delivered to our downstream customers, partially offset by reduced market pricing of natural gas.
•For the three months ended March 31, 2024, volumes delivered to downstream customers were 22.0 TBtu as compared to 12.1 TBtu for the three months ended March 31, 2023. In 2023, we began to support the grid stabilization project in Puerto Rico, commissioning power generation assets in the second and third quarters of 2023, and the increase in volumes in the first quarter of 2024 is primarily attributable to additional sales in Puerto Rico. Our customer terminated the grid stabilization project in the first quarter of 2024, but we continue to sell volumes into these power plants under a new island-wide gas sale agreement signed with PREPA that will allow us to sell up to 80 TBtus annually.
•The Company had no cargo sales for the three months ended March 31, 2024 as we were able to utilize all volumes under our supply contracts in our downstream terminal operations. Revenue from cargos sales was $349.3 million for the three months ended March 31, 2023.
•The average Henry Hub index pricing used to invoice our downstream customers decreased by 35% for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
Cost of sales
Cost of sales includes the procurement of feedgas or LNG, as well as shipping and logistics costs to deliver LNG or natural gas to our facilities. Our LNG and natural gas supply are purchased from third parties or converted in our Miami Facility. Costs to convert natural gas to LNG, including labor, depreciation and other direct costs to operate our Miami Facility are also included in Cost of sales. Starting in the third quarter of 2023, our subsidiary, Genera, began to provide operations and maintenance services to PREPA's thermal generation assets, and cost to provide these services is included in Cost of sales. Under our contract with PREPA, we pass all of these costs onto PREPA, and such billings are recognized as revenue.
Cost of sales decreased by $30.9 million for the three months ended March 31, 2024 as compared to the three months ended December 31, 2023. We incurred additional development service costs of $19.6 million in the fourth quarter of 2023. When we perform these services for our customers, such costs are reimbursed and revenue is recognized as services are performed. Our cost to deliver natural gas volumes decreased to $6.96 per MMBtu for the three months ended March 31, 2024 from $7.08 per MMBtu for the three months ended December 31, 2023.
Cost of sales increased by $155.3 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, which was attributable to the following:
•Realized gain of $146.1 from the settlement of a commodity swap transaction, entered into as an economic hedge to reduce the market risks associated with commodity prices, was included as reduction of cost of sales in the first quarter of 2023. For segment performance measures, unrealized mark to market gains and losses are excluded until settled. We had no settlements of commodity derivative transactions in the first quarter of 2024.
•In the first quarter of 2024, we did not have any cargo sales and we delivered higher volumes to our downstream terminal customers in the current period as compared to the three months ended March 31, 2023. While we delivered more volumes to our downstream customers, our pricing to purchase LNG for delivery to such customers decreased to $6.96 per MMBtu for the three months ended March 31, 2024 from $7.23 per MMBtu for the three months ended March 31, 2023.
•We recognized additional payroll and other operating costs of $21.0 million to provide services under Genera's operations and maintenance contract; these costs are passed onto PREPA.
The weighted-average cost of our LNG inventory balance to be used in our operations as of March 31, 2024 and December 31, 2023 was $7.10 per MMBtu and $7.33 per MMBtu, respectively.
Operations and maintenance
Operations and maintenance includes costs of operating our facilities, exclusive of costs to convert that are reflected in Cost of sales.
Operations and maintenance increased by $6.6 million for the three months ended March 31, 2024 as compared to the three months ended December 31, 2023. The increase was primarily attributable to maintenance, logistics and other costs incurred for operating our terminals and power plants.
Operations and maintenance increased by $41.9 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase was primarily due to additional lease cost for turbines leased to generate power at the Palo Seco Power Plant and San Juan Power Plant as part of the grid stabilization project in Puerto Rico. In addition, there were higher vessel operating costs included in Operations and maintenance as additional vessels started to support our terminal operations in 2024 as compared to the three months ended March 31, 2023.
Ships Segment

	Three Months Ended,
(in thousands of $)	March 31, 2024	December 31, 2023	Change	March 31, 2023	Change
Total revenues	$42,584	$63,290	$(20,706)	$97,917	$(55,333)
Vessel operating expenses	8,396	9,092	(696)	19,239	(10,843)
Segment Operating Margin	$34,188	$54,198	$(20,010)	$78,678	$(44,490)
Revenue in the Ships segment is comprised of operating lease revenue under time charters, fees for positioning and repositioning vessels as well as the reimbursement of certain vessel operating costs. As of December 31, 2023 and March 31, 2024, three FSRUs and one LNG carrier were leased to customers under long-term arrangements.
On March 15, 2023, we completed disposition of our investment in the common units of Hilli LLC, and after this point, the revenue, expenses and operating margin attributable to our 50% ownership of the Hilli are no longer included in our segment results. In the first quarter of 2024, we sold the vessel Mazo, for a total consideration of $22.4 million resulting in a gain of $0.4 million. The gain on sale is included in Loss on sale of assets, net, in the Condensed Consolidated Statements of Operations and Comprehensive Income.
Total revenue
Total revenue for the Ships segment decreased $20.7 million for the three months ended March 31, 2024 as compared to the three months ended December 31, 2023. Subsequent to the Energos Formation Transaction, we continue to be, for accounting purposes, the owner of certain vessels included in the transaction, and as such, we continue to recognize revenue from the charter of these vessels to third parties. The decrease in revenue was primarily driven by end of third-party charters of Winter and Princess during the fourth quarter of 2023.
Total revenue for the Ships segment decreased $55.3 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. After the disposition of our investment in the common units of Hilli LLC at the end of the first quarter of 2023, we no longer recognize revenue from the Hilli, decreasing revenue in the Ships segment. Additionally the charters for four vessels concluded in 2023, lowering vessel revenue for the three months ended March 31, 2024. We are now utilizing these vessels in our operations.

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
Vessel operating expenses for the three months ended March 31, 2024 were consistent with those incurred in the three months ended December 31, 2023.
Vessel operating expenses decreased $10.8 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The decrease in vessel operating expenses was primarily due to lower costs related to the Hilli after the disposition our investment in the common units of Hilli LLC at the end of the first quarter of 2023. During 2024, we started using four vessels that were in the Ships segment in 2023 in our terminal operations, resulting in lower vessel operating costs.
Other operating results

	Three Months Ended,
(in thousands of $)	March 31, 2024	December 31, 2023	Change	March 31, 2023	Change
Selling, general and administrative	$70,754	$48,056	$22,698	$52,138	$18,616
Transaction and integration costs	1,371	2,159	(788)	494	877
Depreciation and amortization	50,491	62,164	(11,673)	34,375	16,116
Asset impairment expense	—	10,958	(10,958)	—	—
Loss on sale of assets, net	77,140	(21,534)	98,674	—	77,140
Total operating expenses	199,756	101,803	97,953	87,007	112,749
Operating income	184,504	327,040	(142,536)	267,224	(82,720)
Interest expense	77,344	76,951	393	71,673	5,671
Other expense (income), net	19,112	(13,586)	32,698	25,005	(5,893)
Loss on extinguishment of debt	9,754	—	9,754	—	9,754
Income before income from equity method investments and income taxes	78,294	263,675	(185,381)	170,546	(92,252)
Income (loss) from equity method investments	—	(2,766)	2,766	9,980	(9,980)
Tax provision (benefit)	21,624	46,037	(24,413)	28,960	(7,336)
Net income	$56,670	$214,872	$(158,202)	$151,566	$(94,896)
Selling, general and administrative
Selling, general and administrative includes compensation expenses for our corporate employees, employee travel costs, insurance, professional fees for our advisors, and screening costs for projects that are in initial stages and development is not yet probable.
Selling, general and administrative increased $22.7 million for the three months ended March 31, 2024, compared to the three months ended December 31, 2023. During the quarter ended March 31, 2024, the Company recognized an additional allowance for uncollectible receivables of $11.6 million. The allowance reduces outstanding receivables for certain customers to reflect the amount that the Company expects to receive. We have also recognized $5.2 million of share-based compensation costs associated with RSUs issued. No significant allowance or share-based compensation costs were recognized during the three months ended December 31, 2023.

Selling, general and administrative increased by $18.6 million for three months ended March 31, 2024 as compared to the three months ended March 31, 2023. We incurred additional allowance for uncollectible receivables and share-based compensation costs associated with RSUs issued; no share based compensation expense or allowance was recognized in the first quarter of 2023. The remaining increase was due to additional professional fees incurred.
Transaction and integration costs
The Company did not incur significant transaction and integration costs for the three months ended March 31, 2024, December 31, 2023 and March 31, 2023.
Depreciation and amortization
Depreciation and amortization decreased by $11.7 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The decrease is primarily attributable to the end of the term of two acquired favorable charter contract intangibles in the fourth quarter of 2023, reducing amortization expense in the first quarter of 2024.
Depreciation and amortization increased by $16.1 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase is primarily resulting from turbines placed into service as part of the grid stabilization project during the second and third quarters of 2023. In addition, the Company placed the La Paz power plant into service in September 2023.
Asset impairment expense
In December 2023, the Company recognized an impairment of $11.0 million in conjunction with the classification as held for sale of its vessel Mazo. There was no impairment of assets during three months ended March 31, 2024 or March 31, 2023.
Loss on sale of assets, net
During the three months ended March 31, 2024, the Company recognized a loss of $77.5 million from the sale of turbines and related equipment to the PREPA. During the fourth quarter of 2023, we completed the sale of 100% of shares in two project companies in Brazil for a total gain of $21.5 million.
Interest expense
Interest expense increased by $0.4 million for the three months ended March 31, 2024 as compared to the three months ended December 31, 2023. The increase was primarily due to new 2029 Notes (defined below).
Interest expense increased by $5.7 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase was primarily due to an increase in total principal outstanding due to additional principal balance outstanding. The total principal balance on outstanding facilities was $7.2 billion as of March 31, 2024 as compared to total outstanding debt of $5.3 billion as of March 31, 2023. Our borrowing costs increased by $58.9 million for the first quarter of 2024 as compared to the first quarter of 2023. However, we have capitalized $53.2 million additional interest in current period (see Note 19 in our condensed consolidated financial statements).

Other expense (income), net
Other expense (income), net was $19.1 million, $(13.6) million and $25.0 million for the three months ended March 31, 2024, December 31, 2023 and March 31, 2023, respectively.
The significant increase in Other expense recognized in the three months ended March 31, 2024 and December 31, 2023 was primarily due to unrealized foreign currency remeasurement losses in the first quarter of 2024 as compared to remeasurement gains in the fourth quarter of 2023.
Other expense recognized in the three months ended March 31, 2023 was primarily comprised of a $37.4 million loss on disposal of Hilli equity method investment. This loss was partially offset by interest income, foreign currency remeasurement gains and gains on investments in equity securities.
Loss on extinguishment of debt
During the three months ended March 31, 2024, we recognized prepayment premium and unamortized financing costs of $7.9 million in connection with the prepayment of the Equipment Notes. We also recognized a premium over the repurchase price of $1.9 million in connection with the cash tender offer to repurchase $375.0 million of the outstanding 2025 Notes.
Income (loss) from equity method investments
During the three months ended March 31, 2023, we recognized income of $4.0 million from our equity method investment in Energos and $6.0 million of income from our investment in the common units of Hilli LLC for the period prior to the completion of the disposition of our investment. We recognized a loss from our investment in Energos of $2.8 million for the three months ended December 31, 2023. In the first quarter of 2024, we sold substantially all of our stake in Energos resulting in no income or loss from equity method investments for the three months ended March 31, 2024.
Tax provision
We recognized a tax provision for the three months ended March 31, 2024 of $21.6 million compared to a tax provision of $46.0 million for the three months ended December 31, 2023 and a tax provision of $29.0 million for the three months ended March 31, 2023. The increase in tax provision recognized in the fourth quarter of 2023 was primarily driven by increase in valuation allowance against losses in foreign jurisdictions.
Factors Impacting Comparability of Our Financial Results
Our historical results of operations and cash flows are not indicative of results of operations and cash flows to be expected in the future, principally for the following reasons:
•Our historical financial results do not reflect our Fast LNG solution that will lower the cost of our LNG supply. We currently purchase the majority of our supply of LNG from third parties, sourcing approximately 99% of our LNG volumes from third parties for the three months ended March 31, 2024. We anticipate that the deployment of Fast LNG liquefaction facilities will significantly lower the cost of our LNG supply and reduce our dependence on third-party suppliers. We expect to deploy our first Fast LNG unit upon the completion of commissioning in 2024.
•Our historical financial results do not include significant projects that have recently been completed or are near completion. Our results of operations for the three months ended March 31, 2024 include our Montego Bay Facility, Old Harbour Facility, San Juan Facility, La Paz Power Plant, certain industrial end-users and our Miami Facility. We have completed construction and commissioning of our Barcarena Facility and Santa Catarina Facility and expect to place these assets into service in 2024. We are also continuing to develop our Puerto Sandino Facility and Ireland Facility, and our current results do not include revenue and operating results from these projects.
Additionally, we began to deliver power to the Puerto Rican grid as part of the grid stabilization project in the second quarter of 2023. In the first quarter of 2024, our contract was terminated and assets related to the grid stabilization project were sold to PREPA. Under our new island-wide gas sale agreement with PREPA, we will continue to supply gas to these power generation assets.
•Our historical financial results include the results from our investments in the common units of Hilli LLC and Energos. On March 15, 2023, we completed a transaction with Golar LNG Limited (“GLNG”) for the sale of our investment in the common units of Hilli LLC (“Hilli Common Units”), disponent owner and operator of the Hilli Episeyo (the “Hilli”) through its subsidiary Golar Hilli Corporation, in exchange for approximately 4.1 million NFE shares and $100 million in cash (the "Hilli Exchange"). As a result of this transaction, we no longer have any ownership interest in the Hilli, and their results are no longer included in NFE's results of operations.
In February 2024, the Company completed the sale of substantially all of its stake in Energos for a total consideration of $136.4 million and retaining an investment in Energos valued at $1.0 million. As a result of this transaction, we no longer include the results of Energos in our results of operations.
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
We expect the current working capital position to improve based on the following: (1) expected cash flows generated from new gas sale agreements in Puerto Rico and Brazil (2) sales of our own LNG generated by our first deployed Fast LNG unit; (3) we have fully funded the construction of our Barcarena Power Plant with new long-term financing in Brazil and we have commitments to fund substantially all of the the remaining cost of our onshore FLNG project at Altamira; (4) our credit agreements allow for proceeds from the sale of assets to be reinvested in our business, and we have significant non-core assets that could be used to fund our developments; and (5) our relationships with certain significant vendors constructing our Fast LNG assets have allowed us to extend our payment terms to better align with the expected completion of our first Fast LNG project.
In addition, we are exploring capital raising and strategic alternatives for our business in Brazil, which may include a merger transaction, sale of a minority interest and/ or initial public offering. There can be no assurance that the exploration of capital raising and strategic alternatives will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms.
We expect to fund our current operations and continued development of additional facilities through cash on hand, borrowings under our debt facilities, cash generated from certain sales and financing transactions and cash generated from operations. We may also opportunistically elect to generate additional liquidity through future debt or equity issuances and asset sales to fund our developments and transactions. From time to time, we may seek to repay, refinance or restructure all or a portion of our debt or to repurchase our outstanding debt through, as applicable, tender offers, exchange offers, open market purchases, privately negotiated transactions or otherwise. Such transactions, if any, will depend on a number of factors, including prevailing market conditions, our liquidity requirements and contractual requirements (including compliance with the terms of our debt agreements), among other factors.
Our remaining committed capital expenditures is approximately $1,619 million and includes remaining expenditures to complete our first Fast LNG project and our onshore liquefaction project at Altamira, as well as committed expenditures necessary to complete the Puerto Sandino Facility, Barcarena Facility, Barcarena Power Plant, Santa Catarina Facility and Beaumont Facility. We have secured financing commitments to continue to develop our onshore Altamira project and the Barcarena Power Plant, which represents approximately $1,027 million of our upcoming committed capital expenditures.
We expect fully completed Fast LNG units to cost between $1.0 billion and $1.6 billion per unit on average. Unlike engineering, procurement and construction agreements for traditional liquefaction construction, our contracts with vendors to construct the Fast LNG units allow us to closely control the timing of our spending and construction schedules so that we can complete each project in time frames to meet our business needs. For example, expected spending for our second and third Fast LNG units that is not currently contracted is excluded from the estimated committed spending. Each Fast LNG completion is subject to permitting, various contractual terms, project feasibility, our decision to proceed and timing.

We carefully manage our contractual commitments, the related funding needs and our various sources of funding including cash on hand, cash flow from operations, and borrowings under existing and future debt facilities. We may also enter into other financing arrangements to generate proceeds to fund our developments.
As of March 31, 2024, we have spent approximately $128.6 million to develop the Pennsylvania Facility. Approximately $22.5 million of construction and development costs have been expensed as we have not issued a final notice to proceed to our engineering, procurement and construction contractors. Cost for land, as well as engineering and equipment that could be deployed to other facilities and associated financing costs of approximately $106.1 million, has been capitalized, and to date, we have repurposed approximately $16.8 million of engineering and equipment to our Fast LNG project. We intend to apply for updated permits for the Pennsylvania Facility with the aim of obtaining these permits to coincide with the commencement of construction activities.
Contractual Obligations
We are committed to make cash payments in the future pursuant to certain contracts. The following table summarizes certain contractual obligations, including principal and interest, in place as of March 31, 2024.

(in thousands of $)	Total	Less than Year 1	Years 2 to 3	Year 4 to 5	More than 5 years
Long-term debt obligations	$10,470,985	$570,236	$4,287,510	$1,961,423	$3,651,816
Purchase obligations	11,665,066	1,476,615	1,561,737	1,104,055	7,522,659
Lease obligations	995,127	160,182	276,190	220,043	338,712
Total	$23,131,178	$2,207,033	$6,125,437	$3,285,521	$11,513,187
Long-term debt obligations
For information on our long-term debt obligations, see “—Liquidity and Capital Resources—Long-Term Debt” in our Annual Report. The amounts included in the table above are based on the total debt balance, scheduled maturities, and interest rates in effect as of March 31, 2024.
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
Purchase obligations
We are party to contractual purchase commitments for the purchase, production and transportation of LNG and natural gas, as well as engineering, procurement and construction agreements to develop our terminals and related infrastructure. Our commitments to purchase LNG and natural gas are principally take-or-pay contracts, which require the purchase of minimum quantities of LNG and natural gas, and these commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. Certain LNG purchase commitments are subject to conditions precedent, and we include these expected commitments in the table above beginning when delivery is expected assuming that all contractual conditions precedent are met. For purchase commitments priced based upon an index such as Henry Hub, the amounts shown in the table above are based on the spot price of that index as of March 31, 2024.
We have construction purchase commitments in connection with our development projects, including our Fast LNG projects, Puerto Sandino Facility, Barcarena Facility, Santa Catarina Facility and Beaumont Facility. Commitments included in the table above include commitments under engineering, procurement and construction contracts where a notice to proceed has been issued.
Lease obligations
Future minimum lease payments under non-cancellable lease agreements, inclusive of fixed lease payments for renewal periods we are reasonably certain will be exercised, are included in the above table. Our lease obligations are primarily related to LNG vessel time charters, marine port leases, ISO tank leases, office space, gas turbines and a land lease.

Cash Flows
The following table summarizes the changes to our cash flows for the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended March 31,
(in thousands of $)	2024	2023	Change
Cash flows from:
Operating activities	$70,050	$200,140	$(130,090)
Investing activities	(219,780)	(463,268)	243,488
Financing activities	157,617	43,221	114,396
Net decrease in cash, cash equivalents, and restricted cash	$7,887	$(219,907)	$227,794
Cash provided by operating activities
Our cash flow provided by operating activities was $70.1 million for the three months ended March 31, 2024, which decreased by $130.1 million from cash provided by operating activities of $200.1 million for the three months ended March 31, 2023. Our net income for the three months ended March 31, 2024, when adjusted for non-cash items, decreased by $11.3 million from the three months ended March 31, 2023. The decrease in cash provided by operating activities for the three months ended March 31, 2024 was mainly driven by increases in inventory and other changes in working capital.
Cash used in investing activities
Our cash flow used in investing activities was $219.8 million for the three months ended March 31, 2024, which decreased by $243.5 million from cash used in investing activities of $463.3 million for the three months ended March 31, 2023. Cash outflows for investing activities during the three months ended March 31, 2024 were used primarily for the continued development of our Fast LNG project and construction of our Barcarena Power Plant. Cash outflows were offset by proceeds of $306.6 million from the sale of turbines and related equipment to PREPA, $136.4 million from the sale of our equity method investment in Energos and $22.4 million from the sale of the Mazo.
Cash outflows for investing activities during the three months ended March 31, 2023 were used primarily for continued development of our Fast LNG project. Cash outflows were offset by proceeds of $100.0 million from the sale of our equity method investment in Hilli LLC in the Hilli Exchange.
Cash provided by financing activities
Our cash flow provided by financing activities was $157.6 million for the three months ended March 31, 2024, which increased by $114.4 million from cash provided by financing activities of $43.2 million for the three months ended March 31, 2023. In the first quarter of 2024 we issued $750.0 million of 2029 Notes with such borrowings primarily used to repay $375.0 million of the 2025 Notes and repay a portion of our outstanding balance on the Revolving Facility. In advance of the sale of turbines to PREPA, we also repaid the Equipment Notes in full. Subsequently, we utilized our Revolving Facility to fund continued development of the Fast LNG project. We also received $284.4 million under the BNDES Credit Agreement, with such borrowings primarily used to repay the Barcarena Term Loan and fund development of the Barcarena Power Plant. We also paid dividends of $32.3 million during the first quarter of 2024.
Our cash flow provided by financing activities for the three months ended March 31, 2023 included a dividend payment of $626.3 million that was made in January 2023. Throughout the first quarter of 2023 we also borrowed under our expanded Revolving Facility for total additional borrowings of $700.0 million, with such borrowings primarily used to fund the ongoing development of our Fast LNG project.

Long-Term Debt and Preferred Stock
The terms of our debt instruments and associated obligations have been described in our Annual Report. There have been no significant changes to the terms of our outstanding debt, covenant requirements or payment obligations, other than described below.
2029 Senior Secured Notes
In March 2024, we issued $750.0 million of 8.75% senior secured notes in a private offering pursuant to Rule 144A under the Securities Act (the “2029 Notes”). Interest is payable semi-annually in arrears on March 15 and September 15 of each year; no principal payments are due until maturity on March 15, 2029. We may redeem the 2029 Notes, in whole or in part, at any time prior to maturity, subject to certain make-whole premiums.
The 2029 Notes are guaranteed on a senior secured basis by each domestic subsidiary and foreign subsidiary that is a guarantor under the 2025 Notes and 2026 Notes, and the 2029 Notes are secured by substantially the same collateral as the first lien obligations under the 2025 Notes and 2026 Notes. The 2029 Notes may limit the Company’s ability to incur additional indebtedness or issue certain preferred shares, make certain payments, and sell or transfer certain assets subject to certain conditions and qualifications. The 2029 Notes also provide for customary events of default and prepayment provisions.
In connection with the offering of the 2029 Notes, we completed a cash tender offer to repurchase $375.0 million of the outstanding 2025 Notes, for an aggregate repurchase price of $376.9 million. The tender offer was closed and the partial repurchase of the 2025 Notes was completed in the first quarter of 2024. The premium over the repurchase price of $1.9 million was recognized as Loss on extinguishment of debt, net in the Condensed Consolidated Statements of Operations and Comprehensive Income.
BNDES Term Loan
The owner of our power plant under construction in Pará, Brazil (the "Barcarena Power Plant") entered into a credit agreement with BNDES, the Brazilian Development Bank (the "BNDES Credit Agreement"). We are able to borrow up to $355.6 million under the BNDES Credit Agreement, segregated into three tranches based on the use of proceeds ("BNDES Term Loan"). In the first quarter of 2024, lenders funded $273.4 million under the BNDES Credit Agreement. Each tranche bears a different rate of interest ranging from 2.61% to 4.41% plus the fixed rate announced by BNDES. No principal payments are required until April 2026 and are due quarterly thereafter until maturity in 2045.
The obligations under the BNDES Credit Agreement are guaranteed by certain indirect Brazilian subsidiaries that are constructing the Barcarena Power Plant, and are secured by the Barcarena Power Plant and receivables under the Barcarena Power Plant's capacity reserve contracts. These Brazilian subsidiaries are required to comply with customary affirmative and negative covenants, and the BNDES Credit Agreement also provides for customary events of default, prepayment and cure provisions.
Proceeds received are to be used to repay the existing Barcarena Term Loan (defined in the Annual Report) and to pay for all remaining expected construction costs through the planned completion of the Barcarena Power Plant in 2025. In February 2024, we repaid the full outstanding principal balance of the Barcarena Term Loan, fully extinguishing the obligation. No significant loss on extinguishment was recognized in conjunction with this repayment.
EB-5 Loan Agreement
On July 21, 2023, we entered into a loan agreement under the U.S. Citizenship and Immigration Services EB-5 Program (“EB-5 Loan Agreement”) to pay for the development and construction of a new green hydrogen facility in Texas. The maximum aggregate principal amount available under the EB-5 Loan Agreement is $100.0 million, and outstanding borrowings bear interest at a fixed rate of 4.75%. The loan matures in 5 years from the initial advance with an option to extend the maturity by two one-year periods. It is expected that the loan will be secured by our green hydrogen facility, and we have provided a guarantee of the obligations under the EB-5 Loan Agreement. In the three months ended March 31, 2024, an additional $36.3 million was funded under the EB-5 Loan Agreement.
PortoCem BTG Loan
As part of the PortoCem Acquisition, we assumed a term loan in the aggregate principal amount of BRL 141.4 million ($28.1 million based on rates in effect on the acquisition date) due December 2024, bearing interest at a rate equal to the one-day interbank deposit rate in Brazil plus 5.0% (the “PortoCem BTG Loan”).
Lenders under the PortoCem BTG Loan waived acceleration requirements in the event of a change in control in conjunction with the PortoCem Acquisition, and repayment of the PortoCem BTG Loan is now required upon the earlier of PortoCem obtaining additional financing or the original maturity date of December 2024.
We provided a parent company guarantee to the lenders under the PortoCem BTG Loan. The PortoCem BTG Loan contains usual and customary representations and warranties, usual and customary affirmative and negative covenants and events of default. No financial debt covenant compliance is required under this loan facility.
In April 2024, we repaid the PortoCem BTG Loan with proceeds from a short term credit note.
Equipment Notes
In conjunction with the execution of the APA to sell certain turbines to PREPA in March 2024, we repaid the Equipment Notes in full, releasing any liens held on the turbines prior to their sale. Principal outstanding as of the repayment date was $188.4 million, and we incurred a prepayment premium of 3%. The prepayment premium and any unamortized financing costs of $7.9 million were recognized as Loss on extinguishment of debt, net in the Condensed Consolidated Statements of Operations and Comprehensive Income.
Debt and lease restrictions
We are required to comply with covenants under the Revolving Facility and letter of credit facility, including requirements to maintain Debt to Capitalization Ratio of less than 0.7:1.0, and for quarters in which the Revolving Facility is greater than 50% drawn, the Debt to Annualized EBITDA Ratio must be less than 4.0:1.0. We were in compliance with all covenants as of March 31, 2024.
Critical Accounting Policies and Estimates
A complete discussion of our critical accounting policies and estimates is included in our Annual Report. As of March 31, 2024, there have been no significant changes to our critical accounting estimates since our Annual Report.
Recent Accounting Standards
For descriptions of recently issued accounting standards, see Note 3 to our notes to condensed consolidated financial statements included elsewhere in this Quarterly Report.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
In the normal course of business, the Company encounters several significant types of market risks including commodity and interest rate risks.
Commodity Price Risk
Commodity price risk is the risk of loss arising from adverse changes in market rates and prices. Our exposure to market risk associated with LNG price changes may adversely impact our business. We are able to limit our exposure to fluctuations in natural gas prices as our pricing in contracts with downstream customers is largely based on the Henry Hub index price plus a contractual spread. We currently do not have any derivative instruments to mitigate the effect of fluctuations in LNG prices on our operations; however, in the future we may enter into derivative instruments.

Interest Rate Risk
The 2025 Notes, 2026 Notes, 2029 Notes, South Power 2029 Bonds, Barcarena Debentures, and EB-5 Loan (each defined above or in the Annual Report) were issued with a fixed rate of interest, and as such, a change in interest rates would impact the fair value of the debt outstanding but such a change would have no impact on our results of operations or cash flows. A 100-basis point increase or decrease in the market interest rate would decrease or increase the fair value of our fixed rate debt by approximately $91 million. The sensitivity analysis presented is based on certain simplifying assumptions, including instantaneous change in interest rate and parallel shifts in the yield curve.
Interest under the Term Loan B, PortoCem BTG Loan, and BNDES Loan have components based on the Secured Overnight Financing Rate ("SOFR"), one-day interbank deposit rate in Brazil, and BNDES fixed rate, respectively. A 100-basis point increase or decrease in the market interest rates would decrease or increase our annual interest expense by approximately $12 million.
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
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2024 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.     Legal Proceedings.
We are not currently a party to any material legal proceedings. From time to time, we may become involved in various legal and regulatory claims and proceedings relating to claims arising out of our operations and activities in the normal course of business. If we become a party to proceedings in the future, we may be unable to predict with certainty the ultimate outcome of such claims and proceedings.

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
•Any use of hedging arrangements may adversely affect our future operating results or liquidity;
• We are dependent on third-party LNG suppliers and the development of our own portfolio is subject to various risks and assumptions;
•LNG that is processed, transported and/or stored on FSRUs and transported via pipeline is subject to risk of loss or damage;
•We rely on tankers and other vessels outside of our fleet for our LNG transportation and transfer;
•Hire rates for FSRUs and LNG carriers may fluctuate substantially. If rates are lower when we are seeking a new charter, our earnings may decline;
•The operation of our vessels is dependent on our ability to deploy our vessels to an NFE terminal or to long-term charters;
•Vessel values may fluctuate substantially and, if these values are lower at a time when we are attempting to dispose of vessels, we may incur a loss;
•Maritime claimants could arrest our vessels, which could interrupt our cash flow;
• We seek to develop innovative and new technologies as part of our strategy that are not yet proven and may not realize the time and cost savings we expect to achieve;
•Technological innovation may impair the economic attractiveness of our projects;
• Our Fast LNG technology is not yet proven and we may not be able to implement it as planned or at all;
• We have incurred, and may in the future incur, a significant amount of debt;
• Our business is dependent upon obtaining substantial additional funding from various sources, which may not be available or may only be available on unfavorable terms;
•We have entered into, and may in the future enter into or modify existing, joint ventures that might restrict our operational and corporate flexibility or require credit support;
•Existing and future environmental, social, health and safety laws and regulations could result in increased or more stringent compliance requirements, which may be difficult to comply with or result in additional costs and may otherwise lead to significant liabilities and reputational damage;
•We are subject to numerous governmental export laws, and trade and economic sanctions laws and regulations, and anti-corruption laws and regulation;The swaps regulatory and other provisions of the Dodd-Frank Act and the rules adopted thereunder and other regulations, including EMIR and REMIT, could adversely affect our ability to hedge risks associated with our business and our operating results and cash flows;
•We may incur impairments to long-lived assets;
• Weather events or other natural or manmade disasters or phenomena, some of which may be adversely impacted by global climate change, could have a material adverse effect on our operations and projects, as well as on the economies in the markets in which we operate or plan to operate;
•Our charterers may inadvertently violate applicable sanctions and/or call on ports located in, or engage in transactions with, countries that are subject to restrictions imposed by the U.S. or other governments, which could adversely affect its business;
•Increasing transportation regulations may increase our costs and negatively impact our results of operations;
•Our chartered vessels operating in certain jurisdictions, including the United States, now or in the future, may be subject to cabotage laws, including the Merchant Marine Act of 1920, as amended (the “Jones Act”);
•We may not own the land on which our projects are located and are subject to leases, rights-of-ways, easements and other property rights for our operations;
•We could be negatively impacted by environmental, social, and governance (“ESG”) and sustainability-related matters;
•Information technology failures and cyberattacks could affect us significantly;
•Our insurance may be insufficient to cover losses that may occur to our property or result from our operations.
•Our success depends on key members of our management, the loss of any of whom could disrupt our business operations;
•We may experience increased labor costs and regulation, and the unavailability of skilled workers or our failure                 to attract and retain qualified personnel, as well as our ability to comply with such labor laws, could adversely affect us;
•Our business could be affected adversely by labor disputes, strikes or work stoppages;

Risks Related to the Jurisdictions in Which We Operate

•     We are subject to the economic, political, social and other conditions in the jurisdictions in which we operate;
•     Our financial condition and operating results may be adversely affected by foreign exchange fluctuations;

Risks Related to Ownership of Our Class A Common Stock
•The market price and trading volume of our Class A common stock may be volatile, which could result in rapid and substantial losses for our stockholders;
•We are a “controlled company” within the meaning of Nasdaq rules and, as a result, qualify for and intend to rely on exemptions from certain corporate governance requirements;
•A small number of our original investors have the ability to direct the voting of a majority of our stock, and their interests may conflict with those of our other stockholders;
•Our Certificate of Incorporation and By-Laws, as well as Delaware law, contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our Class A common stock and could deprive our investors of the opportunity to receive a premium for their Class A common stock;
•Our By-Laws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents;
•The declaration and payment of dividends to holders of our Class A common stock is at the discretion of our board of directors and there can be no assurance that we will continue to pay dividends in amounts or on a basis consistent with prior distributions to our investors, if at all;
•The incurrence or issuance of debt which ranks senior to our Class A common stock upon our liquidation and future issuances of equity or equity-related securities, which would dilute the holdings of our existing Class A common stockholders and may be senior to our Class A common stock for the purposes of making distributions, periodically or upon liquidation, may negatively affect the market price of our Class A common stock;
•We may issue preferred stock, the terms of which could adversely affect the voting power or value of our Class A common stock;
•Sales or issuances of our Class A common stock could adversely affect the market price of our Class A common stock;
•An active, liquid and orderly trading market for our Class A common stock may not be maintained and the price of our Class A common stock may fluctuate significantly;
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
•We have been and may be involved in legal proceedings and may experience unfavorable outcomes;
•If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our Class A common stock;
•If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our Class A common stock or if our operating results do not meet their expectations, our share price could decline; and
•We are unable to predict the extent to which global pandemics and health crises will negatively affect our operations, financial performance, nor our ability to achieve our strategic objectives. We are also unable to predict how a global pandemic may affect our customers and suppliers.
Risks Related to Our Business

Our ability to implement our business strategy may be materially and adversely affected by many known and unknown factors.

Our business strategy relies on a variety of factors, including our ability to successfully market LNG, natural gas, steam, and power to our customers, develop and maintain cost-effective logistics in our supply chain and construct, develop and operate energy-related infrastructure in the countries where we operate, and expand our projects and operations to other countries where we do not currently operate, among others. These assumptions are subject to significant economic, competitive, regulatory and operational uncertainties, contingencies and risks, many of which are beyond our control, including, among others:
•inability to achieve our target costs for the purchase, liquefaction and export of natural gas and/or LNG and our target pricing for long-term contracts;
•     failure to develop strategic relationships;
•     failure to obtain required governmental and regulatory approvals for the construction and operation of these projects and other relevant approvals;
•     unfavorable laws and regulations, changes in laws or unfavorable interpretation or application of laws and regulations; and
•     uncertainty regarding the timing, pace and extent of economic growth in the United States, the other jurisdictions in which we operate and elsewhere, which in turn will likely affect demand for crude oil and natural gas.
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
The occurrence of any one of these factors, whatever the cause, could result in unforeseen delays or cost overruns to our projects. Delays in the development beyond our estimated timelines, or amendments or change orders to our construction contracts, could result in increases to our development costs beyond our original estimates, which could require us to obtain additional financing or funding and could make the project less profitable than originally estimated or possibly not profitable at all. Further, any such delays could cause a delay in our anticipated receipt of revenues, a loss of one or more customers, and our inability to meet milestones or conditions precedents in our customer contracts, which could lead to delay penalties and potentially a termination of agreements with our customers. We have experienced time delays and cost overruns in the construction and development of our projects as a result of the occurrence of various of the above factors, and no assurance can be given that we will not continue to experience in the future similar events, any of which could have a material adverse effect on our business, operating results, cash flows and liquidity.
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
•decreased demand by our customers; and
•planned and unplanned power outages or failures to supply due to scheduled or unscheduled maintenance.
In particular, we are subject to risks related to the operation of power plants, liquefaction facilities, marine and other LNG operations with respect to our facilities, FSRU and LNG carriers, which operations are complex and technically challenging and subject to mechanical risks and problems. In particular, marine LNG operations are subject to a variety of risks, including, among others, marine disasters, piracy, bad weather, mechanical failures, environmental accidents, epidemics, grounding, fire, explosions and collisions, human error, and war and terrorism. An accident involving our cargos or any of our chartered vessels could result in death or injury to persons, loss of property or environmental damage; delays in the delivery of cargo; loss of revenues; termination of charter contracts; governmental fines, penalties or restrictions on conducting business; higher insurance rates; and damage to our reputation and customer relationships generally. Any of these circumstances or events could increase our costs or lower our revenues. If our chartered vessels suffer damage as a result of such an incident, they may need to be repaired. Repairs and maintenance costs for existing vessels are difficult to predict and may be substantially higher than for vessels we have operated since they were built and result in higher than anticipated operating expenses or require additional capital expenditures. The loss of earnings while these vessels are being repaired would decrease our results of operations. If a vessel we charter were involved in an accident with the potential risk of environmental impacts or contamination, the resulting media coverage could have a material adverse effect on our reputation, our business, our results of operations and cash flows and weaken our financial condition. Our offshore operating expenses depend on a variety of factors including crew costs, provisions, deck and engine stores and spares, lubricating oil, insurance, maintenance and repairs and shipyard costs, many of which are beyond our control, such as the overall economic impacts caused by the global COVID-19 outbreak. Other factors, such as increased cost of qualified and experienced seafaring crew and changes in regulatory requirements, could also increase operating expenditures. Future increases to operational costs are likely to occur. If costs rise, they could materially and adversely affect our results of operations. In addition, operational problems may lead to loss of revenue or higher than anticipated operating expenses or require additional capital expenditures. Any of these results could harm our business, financial condition and results of operations.
We cannot assure you that future occurrences of any of the events listed above or any other events of a similar or dissimilar nature would not significantly decrease or eliminate the revenues from, or significantly increase the costs of operating, our facilities or assets.
We depend on third-party contractors, operators and suppliers.
We rely on third-party contractors, equipment manufacturers, suppliers and operators for the development, construction and operation of our projects and assets. We have not yet entered into binding contracts for the construction, development and operation of all of our facilities and assets, and we cannot assure you that we will be able to enter into the contracts required on commercially favorable terms, if at all, which could expose us to fluctuations in pricing and potential changes to our planned schedule. If we are unable to enter into favorable contracts, we may not be able to construct and operate these assets as expected, or at all. Furthermore, these agreements are the result of arms-length negotiations and subject to change. There can be no assurance that contractors and suppliers will perform their obligations successfully under their agreements with us. If any contractor is unable or unwilling to perform according to the negotiated terms and timetable of its respective agreement for any reason or terminates its agreement for any reason, we would be required to engage a substitute contractor, which could be particularly difficult in certain of the markets in which we plan to operate. Although some agreements may provide for liquidated damages if the contractor or supplier fails to perform in the manner required with respect to its obligations, the events that trigger such liquidated damages may delay or impair the completion or operation of the facility, and any liquidated damages that we receive may be delayed or insufficient to cover the damages that we suffer as a result of any such delay or impairment, including, among others, any covenants or obligations by us to pay liquidated damages or penalties under our agreements with our customers, development services, the supply of natural gas, LNG or steam and the supply of power, as well as increased expenses or reduced revenue. Such liquidated damages may also be subject to caps on liability, and we may not have full indemnification from our contractors to compensate us for such payments and other consequences. We may hire contractors to perform work in jurisdictions where they do not have previous experience, or contractors we have not previously hired to perform work in jurisdictions we are beginning to develop, which may lead to such contractors being unable to perform according to their respective agreements. Furthermore, we may have disagreements with our contractors about different elements of the construction process, which could lead to the assertion of rights and remedies under their contracts and increase the cost of the applicable facility or result in a contractor’s unwillingness to perform further work. If we are unable to construct and commission our facilities and assets as expected, or, when and if constructed, they do not accomplish our goals or performance expectations, or if we experience delays or cost overruns in design, construction, commissioning or operation, our business, operating results, cash flows and liquidity could be materially and adversely affected.

Failure of LNG to be a competitive source of energy in the markets in which we operate, and seek to operate, could adversely affect our expansion strategy.
Our operations are, and will be, dependent upon LNG being a competitive source of energy in the markets in which we operate. In the United States, due mainly to a historic abundant supply of natural gas and discoveries of substantial quantities of unconventional or shale natural gas, imported LNG has not developed into a significant energy source. The success of the domestic liquefaction component of our business plan is dependent, in part, on the extent to which natural gas can, for significant periods and in significant volumes, be produced in the United States at a lower cost than the cost to produce some domestic supplies of other alternative energy sources, and that it can be transported at reasonable rates through appropriately scaled infrastructure. LNG prices have increased materially in the past, including in August 2021 through the end of 2022, and global events, such as the COVID-19 pandemic, Russia’s invasion of Ukraine and global inflationary pressures, have generated further energy pricing volatility, which have had and may in the future have an adverse effect on market pricing of LNG and global demand for our products, as well as our ability to remain competitive in the markets in which we operate. Potential expansion in the Caribbean, Latin America and other parts of the world where we may operate is primarily dependent upon LNG being a competitive source of energy in those geographical locations. For example, in the Caribbean, due mainly to a lack of regasification infrastructure and an underdeveloped international market for natural gas, natural gas has not yet developed into a significant energy source. In Brazil, hydroelectric power generation is the predominant source of electricity and LNG is one of several other energy sources used to supplement hydroelectric generation. The success of our operations is dependent, in part, on the extent to which LNG can, for significant periods and in significant volumes, be produced internationally and delivered to our customers at a lower cost than the cost to deliver other alternative energy sources.
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

In addition, these rules and regulations are assessed, managed, administered and enforced by various governmental agencies and bodies, whose actions and decisions could adversely affect our business or operations. In the United States and Puerto Rico, approvals of the Department of Energy (“DOE”) under Section 3 of the NGA, as well as several other material governmental and regulatory permits, approvals and authorizations, including under the CAA and the CWA and their state analogues, may be required in order to construct and operate an LNG facility and export LNG. Permits, approvals and authorizations obtained from the DOE and other federal and state regulatory agencies also contain ongoing conditions, and additional requirements may be imposed. For example, in February 2024, the Biden Administration announced a temporary pause on pending approvals of LNG exports to non-FTA countries. While the duration of the pause remains unclear, any restrictions on or delays in approving natural gas exports could negatively impact our business in the future. Certain federal permitting processes may trigger the requirements of the National Environmental Policy Act (“NEPA”), which requires federal agencies to evaluate major agency actions that have the potential to significantly impact the environment. Compliance with NEPA may extend the time and/or increase the costs for obtaining necessary governmental approvals associated with our operations and create independent risk of legal challenges to the adequacy of the NEPA analysis, which could result in delays that may adversely affect our business, contracts, financial condition, operating results, cash flow, liquidity and profitability. On July 15, 2020, the White House Council on Environmental Quality issued a final rule revising its NEPA regulations. The Council on Environmental Quality has announced that it is engaged in an ongoing and comprehensive review of the revised regulations and is assessing whether and how the Council may ultimately undertake a new rulemaking to revise the regulations. The impacts of any such future revisions that may be adopted are uncertain and indeterminable for the foreseeable future. On June 18, 2020, we received an order from FERC, which asked us to explain why our San Juan Facility is not subject to FERC’s jurisdiction under section 3 of the NGA. On March 19, 2021, as upheld on rehearing on July 15, 2021, FERC determined that our San Juan Facility is subject to its jurisdiction and directed us to file an application for authorization to operate the San Juan Facility but also found that allowing operation of the San Juan Facility to continue during the pendency of an application is in the public interest. In order to comply with the FERC’s directive, on September 15, 2021, we filed an application for authorization to operate the San Juan Facility, which remains pending.
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

The design, construction and operation of our infrastructure, facilities and businesses, including our FSRUs, FLNG units and LNG carriers, the import and export of LNG, exploration and development activities, and the transportation of natural gas, among others, are highly regulated activities at the national, state and local levels and are subject to various approvals and permits. The process to obtain the permits, approvals and authorizations we need to conduct our business, and the interpretations of those rules, is complex, time-consuming, challenging and varies in each jurisdiction in which we operate. We may be unable to obtain such approvals on terms that are satisfactory for our operations and on a timeline that meets our commercial obligations. Many of these permits, approvals and authorizations require public notice and comment before they can be issued, which can lead to delays to respond to such comments, and even potentially to revise the permit application. Jurisdiction-specific employment, labor, and subcontracting laws may also affect contracting strategies and impact construction and operations. We may also be (and have been in select circumstances) subject to local opposition, including citizens groups or non-governmental organizations such as environmental groups, which may create delays and challenges in our permitting process and may attract negative publicity, which may create an adverse impact on our reputation. In addition, such rules change frequently and are often subject to discretionary interpretations, including administrative and judicial challenges by regulators, all of which may make compliance more difficult and may increase the length of time it takes to receive regulatory approval for our operations, particularly in countries where we operate, such as Mexico and Brazil. For example, in Mexico, we have obtained substantially all permits but are awaiting final approvals for our power plant and permits necessary to operate our terminal. In connection with our application to the U.S. Maritime Administration ("MARAD") related to our FLNG project off the coast of Louisiana (as discussed further below), MARAD announced it had initially paused the statutory 356-day application review timeline on August 16, 2022 pending receipt of additional information, and restarted the timeline on October 28, 2022. MARAD issued a second stop notice on November 23, 2022 and on December 22, 2022, MARAD issued a third data request for supplemental information. Following review of NFE's response to the December 2022 data requests, MARAD extended the stop-clock on February 21, 2023 pending clarification of responses and receipt of additional information. In addition, jurisdiction-specific employment, labor, and subcontracting laws may also affect contracting strategies and impact construction and operations. No assurance can be given that we will be able to obtain approval of this application and receive the required permits, approvals and authorizations from governmental and regulatory agencies related to our project on a timely basis or at all. We intend to apply for updated permits for the Pennsylvania Facility with the aim of obtaining these permits to coincide with the commencement of construction activities. We cannot make any assurance as to if or when we will receive these permits, which are needed prior to commencing certain construction activities related to the facility. Any administrative and judicial challenges can delay and protract the process for obtaining and implementing permits and can also add significant costs and uncertainty. We cannot control the outcome of any review or approval process, including whether or when any such permits and authorizations will be obtained, the terms of their issuance, or possible appeals or other potential interventions by third parties that could interfere with our ability to obtain and maintain such permits and authorizations or the terms thereof. Furthermore, we are developing new technologies and operate in jurisdictions that may lack mature legal and regulatory systems and may experience legal instability, which may be subject to regulatory and legal challenges, instability or clarity of application of laws, rules and regulations to our business and new technology, which can result in difficulties and instability in obtaining or securing required permits or authorizations. There is no assurance that we will obtain and maintain these permits and authorizations on favorable terms, or that we will be able to obtain them on a timely basis, and we may not be able to complete our projects, start or continue our operations, recover our investment in our projects and may be subject to financial penalties or termination under our customer and other agreements, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

We have significant working capital requirements, primarily driven by the time difference between the time when we incur costs to build and/or purchase our Facilities and other projects and the time in which we receive revenues from customers after such Facilities and other projects are complete. We also experience timing date differences between the date we pay for natural gas and the payment dates we offer our customers. Differences between the date when we pay our suppliers and the date when we receive payments from our customers may adversely affect our liquidity and our cash flows. We expect our working capital needs to increase as our total business increases. If we do not have sufficient working capital, we may not be able to pursue our growth strategy, respond to competitive pressures or fund key strategic initiatives, such as the development of our facilities, which may harm our business, financial condition and results of operations.

Our ability to generate revenues is substantially dependent on our current and future long-term agreements and the performance by customers under such agreements.

Our business strategy relies upon our ability to successfully market our products to our existing and new customers and enter into or replace our long-term supply and services agreements for the sale of natural gas, LNG, steam and power. If we contract with our customers on short-term contracts, our pricing can be subject to more fluctuations and less favorable terms, and our earnings are likely to become more volatile. An increasing emphasis on the short-term or spot LNG market may in the future require us to enter into contracts based on variable market prices, as opposed to contracts based on a fixed rate, which could result in a decrease in our cash flow in periods when the market price for shipping LNG is depressed or insufficient funds are available to cover our financing costs for related vessels. Our ability to generate cash is dependent on these customers’ continued willingness and ability to continue purchasing our products and services and to perform their obligations under their respective contracts. Their obligations may include certain nomination or operational responsibilities, construction or maintenance of their own facilities which are necessary to enable us to deliver and sell natural gas or LNG, and compliance with certain contractual representations and warranties. Further, adverse economic conditions in our industry increase the risk of nonpayment and nonperformance by customers, particularly customers that have sub-investment grade credit ratings. The impact of a pandemic, such as COVID-19, including governmental and other third-party responses thereto, on our customers could enhance the risk of nonpayment by such customers under our contracts, which would negatively affect our business, results of operations and financial condition. In particular, JPS and SJPC, which are public utility companies in Jamaica, could be subject to austerity measures imposed on Jamaica by the International Monetary Fund (the “IMF”) and other international lending organizations. Jamaica is currently subject to certain public spending limitations imposed by agreements with the IMF, and any changes under these agreements could limit JPS’s and SJPC’s ability to make payments under their long-term GSAs and, in the case of JPS, its ability to make payments under its PPA, with us. In addition, PREPA is currently subject to bankruptcy proceedings pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA’s ability to meet its payment obligations under its contracts will be largely dependent upon funding from federal sources. Specifically, PREPA’s contracting practices in connection with restoration and repair of PREPA’s electrical grid in Puerto Rico, and the terms of certain of those contracts, have been subject to comment and are the subject of review and hearings by U.S. federal and Puerto Rican governmental entities. Certain of our subsidiaries are counterparties to contracts with governmental entities, including PREPA. Although these contracts require payment and performance of certain obligations, we remain subject to the statutory limitations on enforcement of those contractual provisions that protect these governmental entities. In the event that PREPA or any applicable governmental counterparty does not have or does not obtain the funds necessary to satisfy their obligations to us under our agreements, or if they terminate our agreements prior to the end of the agreed term, our financial condition, results of operations and cash flows could be materially and adversely affected. If any of these customers fails to perform its obligations under its contract for the reasons listed above or for any other reason, our ability to provide products or services and our ability to collect payment could be negatively impacted, which could materially adversely affect our operating results, cash flow and liquidity, even if we were ultimately successful in seeking damages from such customer for a breach of contract.

Our current lack of asset and geographic diversification could have an adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.
Our results of operations for the three months ended March 31, 2024, include our Montego Bay Facility, Old Harbour Facility, San Juan Facility, certain industrial end-users and our Miami Facility. In addition, we placed a portion of our La Paz Facility into service in the fourth quarter of 2021, and our revenue and results of operations have begun to be impacted by operations in Mexico, including agreements with certain power generation facilities in Baja California Sur. Our results for 2023 exclude other developments, including our Puerto Sandino Facility, the Barcarena Facility, Santa Catarina Facility and Ireland Facility. Jamaica, Mexico and Puerto Rico have historically experienced economic volatility and the general condition and performance of their economies, over which we have no control, may affect our business, financial condition and results of operations. Jamaica, Mexico and Puerto Rico are subject to acts of terrorism or sabotage and natural disasters, in particular hurricanes, extreme weather conditions, crime and similar other risks which may negatively impact our operations in the region. See “—Risks Related to the Jurisdictions in Which We Operate—We are subject to the economic, political, social and other conditions in the jurisdictions in which we operate.” We may also be affected by trade restrictions, such as tariffs or other trade controls. Additionally, tourism is a significant driver of economic activity in these geographies and directly and indirectly affects local demand for our LNG and therefore our results of operations. Trends in tourism in these geographies are primarily driven by the economic condition of the tourists’ home country or territory, the condition of their destination, and the availability, affordability and desirability of air travel and cruises. Additionally, unexpected factors could reduce tourism at any time, including local or global economic recessions, terrorism, travel restrictions, pandemics, severe weather or natural disasters. Due to our current lack of asset and geographic diversification, an adverse development at our operating facilities, in the energy industry or in the economic conditions in these geographies, would have a significantly greater impact on our financial condition and operating results than if we maintained more diverse assets and operating areas.

Because we are currently dependent upon a limited number of customers, the loss of a significant customer could adversely affect our operating results.
Our current results of operations and liquidity are, and will continue to be in the near future, substantially dependent upon a limited number of customers, including JPS, SJPC, CFE and PREPA, which have each entered into long-term GSAs and, in the case of JPS, a PPA in relation to the power produced at the CHP Plant, with us, and Jamalco, which has entered into a long-term SSA with us, and which represent a substantial majority of our income. Our operating results are currently contingent on our ability to maintain LNG, natural gas, steam and power sales to these customers. Our near-term ability to generate cash is dependent on these customers’ continued willingness and ability to continue purchasing our products and services and to perform their obligations under their respective contracts. The loss of any of these customers could have an adverse effect on our revenues and we may not be able to enter into a replacement agreement on terms as favorable as the terminated agreement. We may be unable to accomplish our business plan to diversify and expand our customer base by attracting a broad array of customers, which could negatively affect our business, results of operations and financial condition.

We may not be able to convert our anticipated customer pipeline into binding long-term contracts, and if we fail to convert potential sales into actual sales, we will not generate the revenues and profits we anticipate.
We are actively pursuing a significant number of new contracts for the sale of LNG, natural gas, steam, and power with multiple counterparties in multiple jurisdictions. Counterparties commemorate their purchasing commitments for these products in various degrees of formality ranging from traditional contracts to less formal arrangements, including non-binding letters of intent, non-binding memorandums of understanding, non-binding term sheets and responses to requests for proposals with potential customers. These agreements and any award following a request for proposals are subject to negotiating final definitive documents. The negotiation process may cause us or our potential counterparty to adjust the material terms of the agreement, including the price, term, schedule and any related development obligations. We cannot assure you if or when we will enter into binding definitive agreements for transactions initially described in non-binding agreements, and the terms of our binding agreements may differ materially from the terms of the related non-binding agreements. In addition, the effectiveness of our binding agreements can be subject to a number of conditions precedent that may not materialize, rendering such agreements non-effective. Moreover, while certain of our long-term contracts contain minimum volume commitments, our expected sales to customers under existing contracts may be substantially in excess of such minimum volume commitments. Our near-term ability to generate cash is dependent on these customers’ continued willingness and ability to nominate in excess of such minimum quantities and to perform their obligations under their respective contracts. Given the variety of sales processes and counterparty acknowledgements of the volumes they will purchase, we sometimes identify potential sales volumes as being either “Committed” or “In Discussion.” “Committed” volumes generally refer to the volumes that management expects to be sold under binding contracts or awards under requests for proposals. “In Discussion” volumes generally refer to volumes related to potential customers that management is actively negotiating, responding to a request for proposals, or with respect to which management anticipates a request for proposals or competitive bid process to be announced based on discussions with potential customers. Management’s estimations of “Committed” and “In Discussion” volumes may prove to be incorrect. Accordingly, we cannot assure you that “Committed” or “In Discussion” volumes will result in actual sales, and such volumes should not be used to predict the Company’s future results. We may never sign a binding agreement to sell our products to the counterparty, or we may sell much less volume than we estimate, which could result in our inability to generate the revenues and profits we anticipate, having a material adverse effect on our results of operations and financial condition.

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
•decreases in the cost of competing sources of natural gas, LNG or alternate fuels such as coal, HFO and ADO;
•decreases in the price of LNG; and
•displacement of LNG or fossil fuels more broadly by alternate fuels or energy sources or technologies (including but not limited to nuclear, wind, hydrogen,solar, biofuels and batteries) in locations where access to these energy sources is not currently available or prevalent.
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
Adverse trends or developments affecting any of these factors, including the timing of the impact of these factors in relation to our purchases and sales of natural gas and LNG could result in increases in the prices we have to pay for natural gas or LNG, which could materially and adversely affect the performance of our customers, and could have a material adverse effect on our business, contracts, financial condition, operating results, cash flows, liquidity and prospects. Certain actions by the Organization of Petroleum Exporting Countries ("OPEC") related to the supply of oil in the market have caused volatility and disruption in the price of oil which may negatively impact our potential customers’ willingness or ability to enter into new contracts for the purchase of natural gas. Additionally, in situations where our supply chain has capacity constraints and as a result we are unable to receive all volumes under our long-term LNG supply agreements, our supplier may sell volumes of LNG in a mitigation sale to third parties. In these cases, the factors above may impact the price and amount we receive under mitigation sales and we may incur losses that would have an adverse impact on our financial condition, results of operations and cash flows. Conversely, as in recent years, market conditions may increase LNG values to historically high levels. These elevated market values increase the economic incentives an LNG seller has to fail to deliver LNG cargos to us if they can sell the same LNG cargos at a higher price to another buyer in the market after giving effect to any contractual penalties the seller would owe to us for failing to deliver. Our contracts may not require an LNG seller to compensate us for the full current market value of an LNG cargo that we have purchased, and if so, we may not be contractually entitled to receive full economic indemnification upon an LNG seller’s failure to deliver an LNG cargo to us. Recently, the LNG industry has experienced increased volatility. If market disruptions and bankruptcies of third-party LNG suppliers and shippers negatively impacts our ability to purchase a sufficient amount of LNG or significantly increases our costs for purchasing LNG, our business, operating results, cash flows and liquidity could be materially and adversely affected. There can be no assurance we will achieve our target cost or pricing goals. In particular, because we have not currently procured fixed-price, long-term LNG supply to meet all future customer demand, increases in LNG prices and/or shortages of LNG supply could adversely affect our profitability. Our actual costs and any profit realized on the sale of our LNG may vary from the estimated amounts on which our contracts for feedgas were originally based. There is inherent risk in the estimation process, including significant changes in the demand for and price of LNG as a result of the factors listed above, many of which are outside of our control. If LNG were to become unavailable for current or future volumes of natural gas due to repairs or damage to supplier facilities or tankers, lack of capacity, impediments to international shipping or any other reason, our ability to continue delivering natural gas, power or steam to end-users could be restricted, thereby reducing our revenues. Any permanent interruption at any key LNG supply chains that caused a material reduction in volumes transported on or to our tankers and facilities could have a material adverse effect on our business, financial condition, operating results, cash flow, liquidity and prospects.

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
Under our GSAs, PPAs, capacity reservation agreements and SSAs, we are required to deliver to our customers specified amounts of LNG, natural gas, power and steam, respectively, at specified times and within certain specifications, all of which requires us to obtain sufficient amounts of LNG from third-party LNG suppliers or our own portfolio. We may not be able to purchase or receive physical delivery of sufficient quantities of LNG to satisfy those delivery obligations, which may provide a counterparty with the right to terminate its GSA, PPA, capacity reservation agreement or SSA, as applicable, or subject us to remedial obligations under those agreements. While we have entered into supply agreements for the purchase of LNG between 2024 and 2047, we may need to purchase significant additional LNG volumes to meet our delivery obligations to our downstream customers. Price fluctuations in natural gas and LNG may make it expensive or uneconomical for us to acquire adequate supply of these items or to sell our inventory of natural gas or LNG at attractive prices. Failure to secure contracts for the purchase of a sufficient amount of LNG or at favorable prices could materially and adversely affect our business, operating results, cash flows and liquidity.
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
Additionally, we are dependent upon third-party LNG suppliers and shippers and other tankers and facilities to provide delivery options to and from our tankers and energy-related infrastructure. If any third parties were to default on their obligations under our contracts or seek bankruptcy protection, we may not be able to replace such contracts or purchase LNG on the spot market or receive a sufficient quantity of LNG in order to satisfy our delivery obligations under our GSAs, PPAs, capacity reservation agreements and SSAs or at favorable terms. Under tanker charters, we are obligated to make payments for our chartered tankers regardless of use. We may not be able to enter into contracts with purchasers of LNG in quantities equivalent to or greater than the amount of tanker capacity we have purchased, as our vessels may be too small for those obligations. Any such failure to purchase or receive delivery of LNG or natural gas in sufficient quantities could result in our failure to satisfy our obligations to our customers, which could lead to losses, penalties, indemnification and potentially a termination of agreements with our customers. Furthermore, we may seek to litigate any such breaches by our third-party LNG suppliers and shippers. Such legal proceedings may involve claims for substantial amounts of money and we may not be successful in pursing such claims. Even if we are successful, any litigation may be costly and time-consuming. If any such proceedings were to result in an unfavorable outcome, we may not be able to recover our losses (including lost profits) or any damages sustained from our agreements with our customers. See “—General Risks—We are and may be involved in legal proceedings and may experience unfavorable outcomes.” These actions could also expose us to adverse publicity, which might adversely affect our reputation and therefore, our results of operations. Further, it could have an adverse effect on our business, operating results, cash flows and liquidity, which could in turn materially and adversely affect our liquidity to make payments on our debt or comply with our financial ratios and other covenants. See “—We have incurred, and may in the future incur, a significant amount of debt.”

LNG that is processed, transported and/or stored on FSRUs and transported via pipeline is subject to risk of loss or damage.
LNG processed, transported and stored on FSRUs may be subject to loss or damage resulting from equipment malfunction, faulty handling, cargo ageing or otherwise. Where we have chartered in, but subsequently not outchartered an FSRU, which in turn results in our being unable to transfer risk of loss or damage, we could bear the risk of loss or damage to all those volumes of LNG for the period of time during which those applicable volumes of LNG are stored on an FSRU or are dispatched to a pipeline. Any such disruption to the supply of LNG and natural gas may lead to delays, disruptions or curtailments in the production of power at our facilities, which could materially and adversely affect our revenues, financial condition and results of operations.

We rely on tankers and other vessels outside of our fleet for our LNG transportation and transfer.
In addition to our own fleet of vessels, we rely on third-party ocean-going tankers and freight carriers (for ISO containers) for the transportation of LNG and use ship-to-ship kits to transfer LNG between ships. We may not be able to successfully enter into contracts or renew existing contracts to charter tankers on favorable terms or at all, which may result in us not being able to meet our obligations. Our ability to enter into contracts or renew existing contracts will depend on prevailing market conditions upon expiration of the contracts governing the leasing or charter of the applicable assets. Therefore, we may be exposed to increased volatility in terms of charter rates and contract provisions. Fluctuations in charter rates result from changes in the supply of LNG tankers and demand for capacity and changes in the demand for seaborne carriage of commodities. Because the factors affecting the supply and demand are outside of our control and are highly unpredictable, the nature, timing, direction and degree of changes in industry conditions are also unpredictable. Likewise, our counterparties may seek to terminate or renegotiate their charters or leases with us. If we are not able to renew or obtain new charters or leases in direct continuation, or if new charters or leases are entered into at rates substantially above the existing rates or on terms otherwise less favorable compared to existing contractual terms, our business, prospects, financial condition, results of operations and cash flows could be materially adversely affected.
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
Our FSRU facilities have excess capacity that is currently not dedicated to a particular anchor customer. Part of our business strategy is to utilize undedicated excess capacity of our FSRU facilities to serve additional downstream customers in the regions in which we operate. However, we have not secured, and we may be unable to secure, commitments for all of our excess capacity. Factors which could cause us to contract less than full capacity include difficulties in negotiations with potential counterparties and factors outside of our control such as the price of and demand for LNG for a particular project. Failure to secure commitments for less than full capacity could impact our future revenues and materially adversely affect our business, financial condition and operating results.
The operation of our vessels is dependent on our ability to deploy our vessels to an NFE terminal or to long-term charters.
Our principal strategy for our FSRU and LNG carriers is to provide steady and reliable shipping, regasification and offshore operations to NFE terminals and, to the extent favorable to our business, replace or enter into new long-term carrier time charters for our vessels. For new LNG projects, LNG ships continue to be provided on a long-term basis, though the level of spot voyages and short-term time charters of less than 12 months in duration together with medium term charters of up to five years has increased in recent years. This trend is expected to continue as the spot market for LNG expands and becomes more liquid. More frequent changes to vessel sizes, propulsion technology and emissions profile, retirements of older vessels, together with an increasing desire by charterers to access modern tonnage could also reduce the appetite of charterers to commit to long-term charters that match their full requirement period. As a result, the duration of long-term charters could also decrease over time. We may also face increased difficulty entering into long-term time charters upon the expiration or early termination of our contracts. The process of obtaining long-term charters for FSRUs and LNG carriers is highly competitive and generally involves an intensive screening process and competitive bids, and often extends for several months. If we lose any of our charterers and are unable to re-deploy the related vessel to a NFE terminal or into a new replacement contract for an extended period of time, we will not receive any revenues from that vessel, but we will be required to pay expenses necessary to maintain the vessel in seaworthy operating condition.

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
•the size and age of a vessel; and
•the cost of retrofitting, steel prices or modifying existing vessels, as a result of technological advances in vessel design or equipment, changes in applicable environmental or other regulations or standards, customer requirements or otherwise.

As our owned vessels age, the expenses associated with maintaining and operating them are expected to increase, which could have an adverse effect on our business and operations if we do not maintain sufficient cash reserves for maintenance and replacement capital expenditures. Moreover, the cost of a replacement vessel would be significant and subject to market pricing.
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
The carrying values of our vessels may not represent their fair market value at any point in time because the market prices of secondhand vessels tend to fluctuate with changes in charter rates, vessel availability and the cost of new build vessels. Our vessels are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We recognized an impairment charge on one of our vessels for the year ended December 31, 2023 and we cannot assure you that we will not recognize impairment losses on our vessels in future years. Any impairment charges incurred as a result of declines in charter rates could negatively affect our business, financial condition, or operating results.

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
We have developed our Fast LNG strategy to procure and deliver LNG to our customers more quickly and cost-effectively than traditional LNG procurement and delivery strategies used by other market participants. Our ability to create and maintain a competitive position in the natural gas liquefaction industry may be adversely affected by our inability to effectively implement our Fast LNG technology. We are about to finalize construction of our first Fast LNG solution, but we have not yet produced or supplied any LNG from that facility, and are therefore subject to construction risks, risks associated with third-party contracting and service providers, permitting and regulatory risks. We are also developing our first onshore LNG facility and are also therefore subject to construction risks, risks associated with third-party contracting and service providers, permitting and regulatory risks. See “—We are subject to various construction risks” and “—We depend on third-party contractors, operators and suppliers.” Because our Fast LNG technology has not been previously implemented, tested or proven, we are also exposed to unknown and unforeseen risks associated with the development of new technologies, including failure to meet design, engineering, or performance specifications, incompatibility of systems, inability to contract or employ third parties with sufficient experience in technologies used or inability by contractors to perform their work, delays and schedule changes, high costs and expenses that may be subject to increase or difficult to anticipate, regulatory and legal challenges, instability or clarity of application of laws, rules and regulations to the technology, and added difficulties in obtaining or securing required permits or authorizations, among others. See “—Failure to obtain and maintain permits, approvals and authorizations from governmental and regulatory agencies and third parties on favorable terms could impede operations and construction.” The success and profitability of our Fast LNG technology is also dependent on the volatility of the price of natural gas and LNG compared to the related levels of capital spending required to implement the technology. Natural gas and LNG prices have at various times been and may become volatile due to one or more factors. Volatility or weakness in natural gas or LNG prices could render our LNG procured through Fast LNG too expensive for our customers, and we may not be able to obtain our anticipated return on our investment or make our technology profitable. In addition, we may seek to construct and develop floating offshore liquefaction units as part of our Fast LNG in jurisdictions which could potentially expose us to increased political, economic, social and legal instability, a lack of regulatory clarity of application of laws, rules and regulations to our technology, or additional jurisdictional risks related to currency exchange, tariffs and other taxes, changes in laws, civil unrest, and similar risks. See “—Risks Related to the Jurisdictions in Which We Operate—We are subject to the economic, political, social and other conditions in the jurisdictions in which we operate.” Furthermore, as part of our business strategy for Fast LNG, we may enter into tolling agreements with third parties, including in developing countries, and these counterparties may have greater credit risk than typical. Therefore, we may be exposed to greater customer credit risk than other companies in the industry. Our credit procedures and policies may be inadequate to sufficiently eliminate risks of nonpayment and nonperformance. We may not be able to successfully develop, construct and implement our Fast LNG solution, and even if we succeed in developing and constructing the technology, we may ultimately not be able to realize the cost savings and revenues we currently expect to achieve from it, which could result in a material adverse effect upon our operations and business.

We have incurred, and may in the future incur, a significant amount of debt.
On an ongoing basis, we engage with lenders and other financial institutions in an effort to improve our liquidity and capital resources. As of March 31, 2024, we had approximately $7,158.0 million aggregate principal amount of indebtedness outstanding on a consolidated basis. The terms and conditions of our indebtedness include restrictive covenants that may limit our ability to operate our business, to incur or refinance our debt, engage in certain transactions, and require us to maintain certain financial ratios, among others, any of which may limit our ability to finance future operations and capital needs, react to changes in our business and in the economy generally, and to pursue business opportunities and activities. If we fail to comply with any of these restrictions or are unable to pay our debt service when due, our debt could be accelerated or cross-accelerated, and we cannot assure you that we will have the ability to repay such accelerated debt. Any such default could also have adverse consequences to our status and reporting requirements, reducing our ability to quickly access the capital markets. Our ability to service our existing and any future debt will depend on our performance and operations, which is subject to factors that are beyond our control and compliance with covenants in the agreements governing such debt. We may incur additional debt to fund our business and strategic initiatives. If we incur additional debt and other obligations, the risks associated with our substantial leverage and the ability to service such debt would increase, which could have a material adverse effect on our business, results of operation and financial condition.

Our business is dependent upon obtaining substantial additional funding from various sources, which may not be available or may only be available on unfavorable terms.
We believe we will have sufficient liquidity, cash flow from operations and access to additional capital sources to fund our capital expenditures and working capital needs for the next 12 months and the reasonably foreseeable future. In the future, we expect to incur additional indebtedness to assist us in developing our operations and we are considering alternative financing options, including in specific markets or the opportunistic sale of one of our non-core assets. We also historically have relied, and in the future will likely rely, on borrowings under term loans and other debt instruments to fund our capital expenditures. If any of the lenders in the syndicates backing these debt instruments were unable to perform on its commitments, we may need to seek replacement financing. We cannot assure you that such additional funding will be available on acceptable terms, or at all. Our ability to raise additional capital on acceptable terms will depend on financial, economic and market conditions, which have increased in volatility and at times have been negatively impacted due to our progress in executing our business strategy and other factors, many of which are beyond our control, including domestic or international economic conditions, increases in key benchmark interest rates and/or credit spreads, the adoption of new or amended banking or capital market laws or regulations, the re-pricing of market risks and volatility in capital and financial markets, risks relating to the credit risk of our customers and the jurisdictions in which we operate, as well as general risks applicable to the energy sector. Additional debt financing, if available, may subject us to increased restrictive covenants that could limit our flexibility in conducting future business activities and could result in us expending significant resources to service our obligations. Additionally, we may need to adjust the timing of our planned capital expenditures and facilities development depending on the requirements of our existing financing and availability of such additional funding. If we are unable to obtain additional funding, approvals or amendments to our financings outstanding from time to time, or if additional funding is only available on terms that we determine are not acceptable to us, we may be unable to fully execute our business plan, we may be unable to pay or refinance our indebtedness or to fund our other liquidity needs, and our financial condition or results of operations may be materially adversely affected.
We have entered into, and may in the future enter into or modify existing, joint ventures that might restrict our operational and corporate flexibility or require credit support.
We have entered into, and may in the future enter, into joint venture arrangements with third parties in respect of our projects and assets. For example, in August 2022, we established Energos, as a joint venture platform with certain funds or investment vehicles managed by Apollo, for the development of a global marine infrastructure platform, of which we owned 20% prior to our sale of our 20% stake in February 2024. As we do not operate the assets owned by these joint ventures, our control over their operations is limited by provisions of the agreements we have entered into with our joint venture partners and by our percentage ownership in such joint ventures. Because we do not control all of the decisions of our joint ventures, it may be difficult or impossible for us to cause the joint venture to take actions that we believe would be in its or the joint venture’s best interests. For example, we cannot unilaterally cause the distribution of cash by our joint ventures. Additionally, as the joint ventures are separate legal entities, any right we may have to receive assets of any joint venture or other payments upon their liquidation or reorganization will be effectively subordinated to the claims of the creditors of that joint venture (including tax authorities, trade creditors and any other third parties that require such subordination, such as lenders and other creditors). Moreover, joint venture arrangements involve various risks and uncertainties, such as our commitment to fund operating and/or capital expenditures, the timing and amount of which we may not control, and our joint venture partners may not satisfy their financial obligations to the joint venture. We have provided and may in the future provide guarantees or other forms of credit support to our joint ventures and/or affiliates. Failure by any of our joint ventures, equity method investees and/or affiliates to service their debt requirements and comply with any provisions contained in their commercial loan agreements, including paying scheduled installments and complying with certain covenants, may lead to an event of default under the related loan agreement. As a result, if our joint ventures, equity method investees and/or affiliates are unable to obtain a waiver or do not have enough cash on hand to repay the outstanding borrowings, the relevant lenders may foreclose their liens on the relevant assets or vessels securing the loans or seek repayment of the loan from us, or both. Either of these possibilities could have a material adverse effect on our business. Further, by virtue of our guarantees with respect to our joint ventures and/or affiliates, this may reduce our ability to gain future credit from certain lenders.

The swaps regulatory and other provisions of the Dodd-Frank Act and the rules adopted thereunder and other regulations, including EMIR and REMIT, could adversely affect our ability to hedge risks associated with our business and our operating results and cash flows.
We have entered and may in the future enter into futures, swaps and option contracts traded or cleared on the Intercontinental Exchange and the New York Mercantile Exchange or OTC options and swaps with other natural gas merchants and financial institutions. Title VII of the Dodd-Frank Act established federal regulation of the OTC derivatives market and made other amendments to the Commodity Exchange Act that are relevant to our business. The provisions of Title VII of the Dodd-Frank Act and the rules adopted thereunder by the Commodity Futures Trading Commission (the “CFTC”), the SEC and other federal regulators may adversely affect the cost and availability of the swaps that we may use for hedging, including, without limitation, rules setting limits on the positions in certain contracts, rules regarding aggregation of positions, requirements to clear through specific derivatives clearing organizations and trading platforms, requirements for posting of margins, regulatory requirements on swaps market participants. Our counterparties that are also subject to the capital requirements set out by the Basel Committee on Banking Supervision in 2011, commonly referred to as “Basel III,” may increase the cost to us of entering into swaps with them or, although not required to collect margin from us under the margin rules, require us to post collateral with them in connection with such swaps in order to offset their increased capital costs or to reduce their capital costs to maintain those swaps on their balance sheets. Our subsidiaries and affiliates operating in Europe and the Caribbean may be subject to the European Market Infrastructure Regulation (“EMIR”) and the Regulation on Wholesale Energy Market Integrity and Transparency (“REMIT”) as wholesale energy market participants, which may impose increased regulatory obligations, including a prohibition to use or disclose insider information or to engage in market manipulation in wholesale energy markets, and an obligation to report certain data, as well as requiring liquid collateral. These regulations could significantly increase the cost of derivative contracts (including through requirements to post margin or collateral), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against certain risks that we encounter, and reduce our ability to monetize or restructure derivative contracts and to execute our hedging strategies. If, as a result of the swaps regulatory regime discussed above, we were to forgo the use of swaps to hedge our risks, such as commodity price risks that we encounter in our operations, our operating results and cash flows may become more volatile and could be otherwise adversely affected.
We may incur impairments to long-lived assets.
We test our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Significant negative industry or economic trends, decline of our market capitalization, reduced estimates of future cash flows for our business segments or disruptions to our business, or adverse actions by governmental entities, changes to regulation or legislation have in the past and could in the future lead to an impairment charge of our long-lived assets. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. Projections of future operating results and cash flows may vary significantly from results. In addition, if our analysis results in an impairment to our long-lived assets, we may be required to record a charge to earnings in our consolidated financial statements during a period in which such impairment is determined to exist, which may negatively impact our operating results.

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

Greenhouse Gases/Climate Change. The threat of climate change continues to attract considerable attention in the United States and around the world. Numerous proposals have been made and could continue to be made at the international, national, regional and state government levels to monitor and limit existing and future GHG emissions. As a result, our operations are subject to a series of risks associated with the processing, transportation, and use of fossil fuels and emission of GHGs. In the United States to date, no comprehensive climate change legislation has been implemented at the federal level, although various individual states and state coalitions have adopted or considered adopting legislation, regulations or other regulatory initiatives, including GHG cap and trade programs, carbon taxes, reporting and tracking programs, and emission restrictions, pollution reduction incentives, or renewable energy or low-carbon replacement fuel quotas. At the international level, the United Nations-sponsored “Paris Agreement” was signed by 197 countries who agreed to limit their GHG emissions through non-binding, individually-determined reduction goals every five years after 2020. The United States rejoined the Paris Agreement, effective in February 2021, and other countries where we operate or plan to operate, including Jamaica, Brazil, Ireland, Mexico, and Nicaragua, have signed or acceded to this agreement. However, the scope of future climate and GHG emissions-focused regulatory requirements, if any, remain uncertain. Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political uncertainty in the United States and worldwide. For example, based in part on the publicized climate plan and pledges by the U.S. government, there may be significant legislation, rulemaking, or executive orders that seek to address climate change, incentivize low-carbon infrastructure or initiatives, or ban or restrict the exploration and production of fossil fuels. For example, executive orders may be issued or federal legislation or regulatory initiatives may be adopted to achieve U.S. goals under the Paris Agreement.
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
Fossil Fuels. Our business activities depend upon a sufficient and reliable supply of natural gas feedstock, and are therefore subject to concerns in certain sectors of the public about the exploration, production and transportation of natural gas and other fossil fuels and the consumption of fossil fuels more generally. For example, PHMSA has promulgated detailed regulations governing LNG facilities under its jurisdiction to address siting, design, construction, equipment, operations, maintenance, personnel qualifications and training, fire protection and security. While the Miami Facility is subject to these regulations, none of our LNG facilities currently under development are subject to PHMSA’s jurisdiction, but regulators and governmental agencies in the other jurisdictions in which we operate can impose similar siting, design, construction and operational requirements that can affect our projects, facilities, infrastructure and operations. Legislative and regulatory action, and possible litigation, in response to such public concerns may also adversely affect our operations. We may be subject to future laws, regulations, or actions to address such public concern with fossil fuel generation, distribution and combustion, greenhouse gases and the effects of global climate change. Our customers may also move away from using fossil fuels such as LNG for their power generation needs for reputational or perceived risk-related reasons. These matters represent uncertainties in the operation and management of our business, and could have a material adverse effect on our financial position, results of operations and cash flows.
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
Additionally, the American Convention on Human Rights (“ACHR”), to which Brazil is a party, sets forth rights and freedoms prescribed for all persons, including property rights without discrimination due to race, language, and national or social origin. The ACHR also provides for consultation with indigenous communities regarding activities that may affect the integrity of their land and natural resources. If Brazil’s legal process for consultation and the protection of indigenous rights is challenged under the ACHR and found to be inadequate, it could result in orders or judgments that could ultimately adversely impact our operations. For example, in February 2020, the Interamerican Court of Human Rights (“IACtHR”) found that Argentina had not taken adequate steps, in law or action, to ensure the consulting of indigenous communities and obtaining those communities’ free prior and informed consent for a project impacting their territories. IACtHR further found that Argentina had thus violated the ACHR due to infringements on the indigenous communities’ rights to property, cultural identity, a healthy environment, and adequate food and water by failing to take effective measures to stop harmful, third-party activities on the indigenous communities’ traditional land. As a result, IACtHR ordered Argentina, among other things, to achieve the demarcation and grant of title to the indigenous communities over their territory and the removal of third parties from the indigenous territory. We cannot predict whether this decision will result in challenges regarding the adequacy of existing Brazilian legal requirements related to the protection of indigenous rights, changes to the existing Brazilian government body consultation process, or impact our existing development agreements or negotiations for outstanding development agreements with indigenous communities in the areas in which we operate.
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
In particular, development of offshore operations of natural gas and LNG are subject to extensive environmental, industry, maritime and social regulations. For example, 1the development and operation of our new FLNG facility off the coast of Altamira, State of Tamaulipas, is subject to regulation by Mexico’s Ministry of Energy (Secretaría de Energía) (“SENER”), Mexico's National Hydrocarbon Commission (“CNH”), the National Agency of Industrial Safety and Environmental Protection of the Hydrocarbons Sector (“ASEA”), among other relevant Mexican regulatory bodies. The laws and regulations governing activities in the Mexican energy sector have undergone significant reformation over the past decade, and the legal regulatory framework continues to evolve as SENER, the CNH and other Mexican regulatory bodies issue new regulations and guidelines as the industry develops. Such regulations are subject to change, so it is possible that SENER, the CNH or other Mexican regulatory bodies may impose new or revised requirements that could increase our operating costs and/or capital expenditures for operations in Mexican offshore waters. In addition, our operations in waters off the coast of Mexico are subject to regulation by ASEA. The laws and regulations governing the protection of health, safety and the environment from activities in the Mexican energy sector are also relatively new, having been significantly reformed in 2013 and 2014, and the legal regulatory framework continues to evolve as ASEA and other Mexican regulatory bodies issue new regulations and guidelines as the industry modernizes and adapts to market changes. Such regulations are subject to change, and it is possible that ASEA or other Mexican regulatory bodies may impose new or revised requirements that could increase our operating costs and/or capital expenditures for operations in Mexican offshore waters.
Moreover, the overall trends are towards more regulations and more stringent requirements which are likely to add to our costs of doing business. For example, IMO regulations limit the sulfur content of fuel oil for ships to 0.5 weight percent starting , thus increasing the cost of fuel and increasing expenses for us. Likewise, the European Union is considering extending its emissions trading scheme to maritime transport to reduce GHG emissions from vessels. We contract with industry leading vessel providers in the LNG market and look for them to take the lead in maintaining compliance with all such requirements, although the terms of our charter agreements may call for us to bear some or all of the associated costs. While we believe we are similarly situated with respect to other companies that charter vessels, we cannot assure you that these requirements will not have a material effect on our business.

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
We conduct business throughout the world, and our business activities and services are subject to various applicable import and export control laws and regulations of the United States and other countries, particularly countries in the Caribbean, Latin America, Europe and the other countries in which we seek to do business. We must also comply with trade and economic sanctions laws, including the U.S. Commerce Department’s Export Administration Regulations and economic and trade sanctions regulations maintained by the U.S. Treasury Department’s Office of Foreign Assets Control. For example, in 2018, U.S. legislation was approved to restrict U.S. aid to Nicaragua and between 2018 and 2022, U.S. and European governmental authorities imposed a number of sanctions against entities and individuals in or associated with the governments of Nicaragua and Venezuela. Following the invasion of Ukraine by Russia in 2022, U.S., European, U.K. and other governmental authorities imposed a number of sanctions against entities and individuals in Russia or connected to Russia, including sanctions specifically targeting the Russian oil and gas industry. Violations of governmental export control and economic sanctions laws and regulations could result in negative consequences to us, including government investigations, sanctions, criminal or civil fines or penalties, more onerous compliance requirements, loss of authorizations needed to conduct aspects of our international business, reputational harm and other adverse consequences. Moreover, it is possible that we could invest both time and capital into a project involving a counterparty who may become subject to sanctions. If any of our counterparties becomes subject to sanctions as a result of these laws and regulations, changes thereto or otherwise, we may face an array of issues, including, but not limited to, (i) having to suspend our development or operations on a temporary or permanent basis, (ii) being unable to recuperate prior invested time and capital or being subject to lawsuits, or (iii) investigations or regulatory proceedings that could be time-consuming and expensive to respond to and which could lead to criminal or civil fines or penalties.
We are also subject to anti-corruption laws and regulations, including the FCPA, the U.K. Bribery Act and local anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits. Some of the jurisdictions in which we currently operate present heightened risks for FCPA issues, such as Nicaragua, Jamaica, Brazil and Mexico. Furthermore, our strategy has been, and continues to be, dependent in part on our ability to expand our operations in additional emerging markets, including in Latin America, Asia and Africa. Efforts to expand our operations in these markets could expose us to additional risks related to anti-corruption laws and regulations. Although we have adopted policies and procedures that are designed to assist us, our officers, directors, employees and other intermediaries in complying with the FCPA and other anti-corruption laws and regulations, developing, implementing and maintaining policies and procedures is a complex endeavor, particularly given the high level of complexity of these laws and regulations. There is no assurance that these policies and procedures have or will work effectively all of the time or protect us against liability under anti-corruption laws and regulations, including the FCPA, for actions taken by our officers, directors, employees and other intermediaries with respect to our business or any businesses that we may acquire, particularly in high risk jurisdictions.

Failure to comply with trade and economic sanctions laws and anti-corruption laws and regulations, including the FCPA, the U.K. Bribery Act and local anti-bribery laws, may subject us to costly and intrusive criminal and civil investigations as well as significant potential criminal and civil penalties and other remedial measures, including changes or enhancements to our procedures, policies and controls, the imposition of an independent compliance monitor, as well as potential personnel changes and disciplinary actions. In addition, non-compliance with such laws could constitute a breach of certain covenants in our commercial or debt agreements, and cross-default provisions in certain of our agreements could mean that an event of default under certain of our commercial or debt agreements could trigger an event of default under our other agreements, including our debt agreements. Any adverse finding against us could also negatively affect our relationship and reputation with current and potential customers. In addition, in certain countries we serve or expect to serve our customers through third-party agents and other intermediaries. On occasion, we also use third-party agents and other intermediaries to assist us in exploring and entering new markets and to retain business. Violations of applicable import, export, trade and economic sanctions, and anti-corruption laws and regulations by these third-party agents or intermediaries may also result in adverse consequences and repercussions to us. The occurrence of any of these events could have a material adverse impact on our business, results of operations, financial condition, reputation, liquidity and future business prospects. The U.S. sanctions and embargo laws and regulations vary in their application, as they do not all apply to the same covered persons or proscribe the same activities, and such sanctions and embargo laws and regulations may change and be amended or strengthened over time.

Any such violation of applicable sanctions, embargo and anti-corruption laws and regulations could result in fines, penalties or other sanctions that could severely impact our ability to access U.S. capital markets and conduct our business. In addition, certain financial institutions may have policies against lending or extending credit to companies that have contracts with U.S. embargoed countries or countries identified by the U.S. government as state sponsors of terrorism, which could adversely affect our ability to access funding and liquidity, our financial condition and prospects.

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
We are developing a transportation system specifically dedicated to transporting LNG using ISO tank containers and trucks to our customers and facilities. This transportation system may include trucks that we or our affiliates own and operate. Any such operations would be subject to various trucking safety regulations in the various countries where we operate, including those which are enacted, reviewed and amended by the Federal Motor Carrier Safety Administration (“FMCSA”). These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations, driver licensing, insurance requirements, and transportation of hazardous materials. To a large degree, intrastate motor carrier operations are subject to state and/or local safety regulations that mirror federal regulations but also regulate the weight and size dimensions of loads. Any trucking operations would be subject to possible regulatory and legislative changes that may increase our costs. Some of these possible changes include changes in environmental regulations, changes in the hours of service regulations which govern the amount of time a driver may drive or work in any specific period, onboard black box recorder device requirements, requirements to use electric vehicles or limits on vehicle weight and size. In addition to increased costs, fines and penalties, any non-compliance or violation of these regulations, could result in the suspension of our operations, which could have a material adverse effect on our business and consolidated results of operations and financial position.

Our chartered vessels operating in certain jurisdictions, including the United States, now or in the future, may be subject to cabotage laws, including the Merchant Marine Act of 1920, as amended (the “Jones Act”).
Certain activities related to our logistics and shipping operations may constitute “coastwise trade” within the meaning of laws and regulations of the U.S. and other jurisdictions in which we operate. Under these laws and regulations, often referred to as cabotage laws, including the Jones Act in the U.S., only vessels meeting specific national ownership, crewing and registration requirements or which are subject to an exception or exemption, may engage in such “coastwise trade.” When we operate or charter foreign-flagged vessels, we do so within the current interpretation of such cabotage laws with respect to permitted activities for foreign-flagged vessels. Significant changes in cabotage laws or to the interpretation of such laws in the places where we operate could affect our ability to operate or charter, or competitively operate or charter, our foreign-flagged vessels in those waters. If we do not continue to comply with such laws and regulations, we could incur severe penalties, such as fines or forfeiture of any vessels or their cargo, and any noncompliance or allegations of noncompliance could disrupt our operations in the relevant jurisdiction. Any noncompliance or alleged noncompliance could have a material adverse effect on our reputation, our business, our results of operations and cash flows, and could weaken our financial condition.
We may not own the land on which our projects are located and are subject to leases, rights-of-ways, easements and other property rights for our operations.
We have obtained long-term leases and corresponding rights-of-way agreements and easements with respect to the land on which various of our projects are located, including the Jamaica Facilities, the pipeline connecting the Montego Bay Facility to the Bogue Power Plant (as defined herein), the Miami Facility, the San Juan Facility and the CHP Plant are situated, facilities in Brazil such as the Garuva-Itapoa pipeline connecting the TBG pipeline to the Sao Francisco do Sul terminal, rights of way to the Petrobras/Transpetro OSPAR oil pipeline facilities, among others. In addition, our operations will require agreements with ports proximate to our facilities capable of handling the transload of LNG direct from our occupying vessel to our transportation assets. We may not own the land on which these facilities are located. As a result, we are subject to the possibility of increased costs to retain necessary land use rights as well as applicable law and regulations, including permits and authorizations from governmental agencies or third parties. If we were to lose these rights or be required to relocate, we would not be able to continue our operations at those sites and our business could be materially and adversely affected. If we are unable to enter into favorable contracts or to obtain the necessary regulatory and land use approvals on favorable terms, we may not be able to construct and operate our assets as anticipated, or at all, which could negatively affect our business, results of operations and financial condition.
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

We are dependent upon the available labor pool of skilled employees for the construction and operation of our facilities and liquefaction facilities, as well as our FSRUs, FLNGs and LNG carriers. We compete with other energy companies and other employers to attract and retain qualified personnel with the technical skills and experience required to construct and operate our infrastructure and assets and to provide our customers with the highest quality service. In addition, the tightening of the labor market due to the shortage of skilled employees may affect our ability to hire and retain skilled employees, impair our operations and require us to pay increased wages. We are subject to labor laws in the jurisdictions in which we operate and hire our personnel, which can govern such matters as minimum wage, overtime, union relations, local content requirements and other working conditions. For example, Brazil, where some of our vessels operate, require we hire a certain portion of local personnel to crew our vessels. Any inability to attract and retain qualified local crew members could adversely affect our operations, business, results of operations and financial condition. In addition, jurisdiction-specific employment, labor, and subcontracting laws may affect contracting strategies and impact construction and operations. A shortage in the labor pool of skilled workers or other general inflationary pressures or changes in applicable laws and regulations, could make it more difficult for us to attract and retain qualified personnel and could require an increase in the wage and benefits packages that we offer, thereby increasing our operating costs. Any increase in our operating costs could materially and adversely affect our business, financial condition, operating results, liquidity and prospects.

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
Our projects are located in the United States (including Puerto Rico), the Caribbean, Brazil, Mexico, Ireland, Nicaragua and other geographies and we have operations and derive revenues from additional markets. Furthermore, part of our strategy consists in seeking to expand our operations to other jurisdictions. As a result, our projects, operations, business, results of operations, financial condition and prospects are materially dependent upon economic, political, social and other conditions and developments in these jurisdictions. Some of these countries have experienced political, security, and social economic instability in the recent past and may experience instability in the future, including changes, sometimes frequent or marked, in energy policies or the personnel administering them, expropriation of property, cancellation or modification of contract rights, changes in laws and policies governing operations of foreign-based companies, unilateral renegotiation of contracts by governmental entities, redefinition of international boundaries or boundary disputes, foreign exchange restrictions or controls, currency fluctuations, royalty and tax increases and other risks arising out of governmental sovereignty over the areas in which our operations are conducted, as well as risks of loss due to acts of social unrest, terrorism, corruption and bribery. For example, in 2019, public demonstrations in Puerto Rico led to the governor’s resignation and the resulting political change interrupted the bidding process for the privatization of PREPA’s transmission and distribution systems. While our operations to date have not been materially impacted by the demonstrations or political changes in Puerto Rico, any substantial disruption in our ability to perform our obligations under any agreements with PREPA and/or Puerto Rico Public - Private Partnerships Authority (P3A) could have a material adverse effect on our financial condition, results of operations and cash flows. Furthermore, we cannot predict how our relationship that one of our subsidiaries, as agent of PREPA, could change their role as operator of PREPA's legacy generation assets. Additionally, PREPA may seek to find alternative power sources or purchase substantially less natural gas from us than what we currently expect to sell to PREPA. In addition, we cannot predict how local sentiment and support for our subsidiaries’ operations in Puerto Rico could change now that Puerto Rico’s power generation systems have been privatized. Should our operations face material local opposition, it could materially adversely affect our ability to perform our obligations under our contracts or could materially adversely impact PREPA or any applicable governmental counterparty’s performance of its obligations to us. The governments in these jurisdictions differ widely with respect to structure, constitution and stability and some countries lack mature legal and regulatory systems. As our operations depend on governmental approval and regulatory decisions, we may be adversely affected by changes in the political structure or government representatives in each of the countries in which we operate. In addition, these jurisdictions, particularly emerging countries, are subject to risk of contagion from the economic, political and social developments in other emerging countries and markets.
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
Affiliates of certain entities controlled by Wesley R. Edens, Randal A. Nardone and affiliates of Fortress Investment Group LLC (“Founder Entities”), together with affiliates of Energy Transition Holdings LLC, hold a majority of the voting power of our stock. In addition, pursuant to the Shareholders’ Agreement, dated as of February 4, 2019, by and among the Company and the respective parties thereto (the “Shareholders’ Agreement”), the Founder Entities currently have the right to nominate a majority of the members of our Board of Directors. Furthermore, the Shareholders’ Agreement provides that the parties thereto will use their respective reasonable efforts (including voting or causing to be voted all of the Company’s voting shares beneficially owned by each) to cause to be elected to the Board, and to cause to continue to be in office the director nominees selected by the Founder Entities. Affiliates of Energy Transition Holdings LLC are parties to the Shareholders’ Agreement and as of March 31, 2024, hold approximately 12.3% of the voting power of our stock. As a result, we are a controlled company within the meaning of the Nasdaq corporate governance standards. Under Nasdaq rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a controlled company and may elect not to comply with certain Nasdaq corporate governance requirements, including the requirements that:
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

As of March 31, 2024, affiliates of the Founder Entities own an aggregate of approximately 87,136,768 shares of Class A common stock, representing approximately 42.1% of our voting power, and affiliates of Energy Transition Holdings LLC, party to the Shareholders' Agreement, own an aggregate of approximately 25,559,846 shares of our Class A common stock, representing approximately 12.3% of the voting power of our Class A common stock. The beneficial ownership of greater than 50% of our voting stock means affiliates of the Founder Entities and Energy Transition Holdings LLC are able to control matters requiring stockholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our Class A common stock will be able to affect the way we are managed or the direction of our business. The interests of these parties with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders, including holders of the Class A common stock.
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

Our Certificate of Incorporation and By-Laws authorize our board of directors to issue preferred stock (including the Series A Convertible Preferred Stock) without stockholder approval in one or more series, designate the number of stock constituting any series, and fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. If our board of directors elects to issue preferred stock, it could be more difficult for a third party to acquire us. In addition, some provisions of our Certificate of Incorporation and By-Laws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our security holders. These provisions include:
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

We have incurred and may in the future incur or issue debt or issue equity or equity-related securities to finance our operations, acquisitions or investments. Upon our liquidation, lenders and holders of our debt and holders of our preferred stock, such as the Series A Convertible Preferred Stock that was issued upon closing of the PortoCem acquisition, would receive a distribution of our available assets before Class A common stockholders. Any future incurrence or issuance of debt would increase our interest cost and could adversely affect our results of operations and cash flows. We are not required to offer any additional equity securities to existing Class A common stockholders on a preemptive basis. Therefore, additional issuances of Class A common stock, whether directly, through convertible securities, such as the Series A Convertible Preferred Stock, or exchangeable securities (including limited partnership interests in our operating partnership), warrants or options, will dilute the holdings of our existing Class A common stockholders and such issuances, or the perception of such issuances, may reduce the market price of our Class A common stock. Any preferred stock issued by us would likely, and the Series A Convertible Preferred Stock has a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to Class A common stockholders. Because our decision to incur or issue additional debt or equity or equity-related securities (other than the Series A Convertible Preferred Stock) in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. Thus, Class A common stockholders bear the risk that our future incurrence or issuance of debt or issuance of equity or equity-related securities will adversely affect the market price of our Class A common stock.

We may issue preferred stock, the terms of which could adversely affect the voting power or value of our Class A common stock.

Our Certificate of Incorporation and By-Laws authorize us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our Class A common stock in respect of dividends and distributions, as our board of directors may determine. As part of the PortoCem Acquisition, we issued 96,746 shares of the Series A Convertible Preferred Stock. The terms of the Series A Convertible Preferred Stock or one or more classes or series of other preferred stock could adversely impact the voting power or value of our Class A common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the Class A common stock. For example, each share of the Series A Convertible Preferred Stock has a liquidation preference of $1,000.

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

Tax laws, regulations and treaties are highly complex and subject to interpretation. Consequently, we are subject to changing laws, treaties and regulations in and between the countries in which we operate. Our tax expense is based on our interpretation of the tax laws in effect at the time the expense was incurred. A change in tax laws, regulations, or treaties, or in the interpretation thereof, could result in a materially higher tax expense or a higher effective tax rate on our earnings. Our after-tax profitability could be affected by numerous factors, including the availability of tax credits, exemptions and other benefits to reduce our tax liabilities, changes in the relative amount of our earnings subject to tax in the various jurisdictions in which we operate, the potential expansion of our business into or otherwise becoming subject to tax in additional jurisdictions, changes to our existing businesses and operations, the extent of our intercompany transactions and the extent to which taxing authorities in the relevant jurisdictions respect those intercompany transactions. Our after-tax profitability may also be affected by changes in the relevant tax laws and tax rates, regulations, administrative practices and principles, judicial decisions, and interpretations, in each case, possibly with retroactive effect. For example, the Organization for Economic Cooperation and Development is coordinating negotiations among more than 140 countries with the goal of achieving consensus around substantial changes to international tax policies, including the implementation of a minimum global effective tax rate of 15%. Various countries have implemented the legislation and others may in the future, which could increase our effective tax rate.

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
We are unable to predict the extent to which global pandemics and health crises will negatively affect our operations, financial performance, nor our ability to achieve our strategic objectives. We are also unable to predict how a global pandemic may affect our customers and suppliers.
The COVID-19 pandemic caused economic disruptions in various regions, disruptions in global supply chains, significant volatility and disruption of financial markets and in the price of oil and other commodities. Any future global health crisis or pandemic could make, travel and commercial activity significantly more cumbersome and less efficient compared to pre-pandemic conditions. Because the severity, magnitude and duration of any such crisis or pandemic and its economic consequences are uncertain, rapidly-changing and difficult to predict, its impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategies and initiatives, could be uncertain and difficult to predict. Further, the ultimate impact of any such pandemic or crisis on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that may be taken in response to the pandemic (including restrictions on travel and transport and workforce pressures); the impact of such pandemic or crisis and actions taken in response on global and regional economies, travel, and economic activity; the availability of federal, state, local or non-U.S. funding programs, as well as other monetary and financial policies enacted by governments (including monetary policy, taxation, exchange controls, interest rates, regulation of banking and financial services and other industries, government budgeting and public sector financing); the duration and severity of resurgences of any variants; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the pandemic or crisis subsides. Our operations, financial performance and financial condition could be subjected to a number of operational financial risks in any such future pandemic or crisis. Although the services we provide are generally deemed essential, we may face negative impacts from increased operational challenges based on the need to protect employee health and safety, workplace disruptions and restrictions on the movement of people including our employees and subcontractors, and disruptions to supply chains related to raw materials and goods both at our own facilities, liquefaction facilities and at customers and suppliers. We may also experience a lower demand for natural gas at our existing customers and a decrease in interest from potential customers as a result of the pandemic’s impact on the operations and financial condition of our customers and potential customers, as well as the price of available fuel options, including oil-based fuels as well as strains the pandemic places on the capacity of potential customers to evaluate purchasing our goods and services. We may experience customer requests for potential payment deferrals or other contract modifications and delays of potential or ongoing construction projects due to government guidance or customer requests. Conditions in the financial and credit markets may limit the availability of funding and pose heightened risks to future financings we may require. These and other factors we cannot anticipate could adversely affect our business, financial position and results of operations. It is possible that the longer this period of economic and global supply chain and disruption continues, the greater the uncertainty will be regarding the possible adverse impact on our business operations, financial performance and results of operations.

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

3.3
Certificate of Designations of New Fortress Energy Inc., designating the Company’s 4.8% Series A Convertible Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 26, 2024).

3.4	Bylaws of New Fortress Energy Inc. (incorporated by reference to Exhibit 99.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2020).

10.2†	Form of Director Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on December 24, 2018).

10.3†	Restricted Share Unit Award Agreement under the Amended and Restated New Fortress Energy Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 8, 2022).

10.4	Shareholders’ Agreement, dated February 4, 2019, by and among New Fortress Energy LLC, New Fortress Energy Holdings LLC, Wesley R. Edens and Randal A. Nardone (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.5	Administrative Services Agreement, dated February 4, 2019, by and between New Fortress Intermediate LLC and FIG LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.6†	Indemnification Agreement (Edens) (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.7†	Indemnification Agreement (Guinta) (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.8†	Indemnification Agreement (Catterall) (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.9†	Indemnification Agreement (Grain) (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.10†	Indemnification Agreement (Griffin) (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.11†	Indemnification Agreement (Mack) (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.12†	Indemnification Agreement (Nardone) (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.13†	Indemnification Agreement (Wanner) (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.14†	Indemnification Agreement (Jay ) (incorporated by reference to Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on May 4, 2023).

10.15†	Indemnification Agreement, dated as of March 17, 2019, by and between New Fortress Energy LLC and Yunyoung Shin (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 26, 2019).

10.16	Letter Agreement, dated as of December 3, 2019, by and between NFE Management LLC and Yunyoung Shin. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2020).

10.17	Letter Agreement, dated as of March 14, 2017, by and between NFE Management LLC and Christopher S. Guinta (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.18	Indenture, dated September 2, 2020, by and among the Company, the subsidiary guarantors from time to time party thereto, and U.S. Bank National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 2, 2020).

10.19	Pledge and Security Agreement, dated September 2, 2020, by and among the Company, the subsidiary guarantors from time to time party thereto, and U.S. Bank National Association, as notes collateral agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 2, 2020).

10.20	First Supplemental Indenture, dated December 17, 2020, by and among the Company, the subsidiary guarantors from time to time party thereto and U.S. Bank National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 18, 2020).

10.21	Second Supplemental Indenture, dated as of March 1, 2021, between NFE US Holdings LLC, as Guaranteeing Subsidiary, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.22	Third Supplemental Indenture, dated as of June 11, 2021, between Golar GP LLC (now known as NFE GP LLC), as Guaranteeing Subsidiary, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.23	Fourth Supplemental Indenture, dated as of September 13, 2021, between NFE Mexico Power Holdings Limited and NFE Mexico Terminal Holdings Limited, as Guaranteeing Subsidiaries, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.24	Fifth Supplemental Indenture, dated as of November 24, 2021, between NFE International Shipping LLC, NFE Global Shipping LLC, NFE Grand Shipping LLC and NFE International Holdings Limited, as Guaranteeing Subsidiaries, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.25	Sixth Supplemental Indenture, dated as of March 23, 2022, between NFE UK Holdings Limited, NFE Global Holdings Limited and NFE Bermuda Holdings Limited, as Guaranteeing Subsidiaries, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.26	Seventh Supplemental Indenture, dated as of December 22, 2022, between NFE Andromeda Chartering LLC, as Guaranteeing Subsidiary, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.27	Indenture, dated April 12, 2021, by and among the Company, the subsidiary guarantors from time to time party thereto, and U.S. Bank National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 12, 2021).

10.28	Pledge and Security Agreement, dated April 12, 2021, by and among the Company, the subsidiary guarantors, from time to time party thereto, and U.S. Bank National Association, as notes collateral agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 12, 2021).

10.29	First Supplemental Indenture, dated as of June 11, 2021, between Golar GP LLC (now known as NFE GP LLC), as Guaranteeing Subsidiary, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.30	Second Supplemental Indenture, dated as of September 13, 2021, between NFE Mexico Power Holdings Limited and NFE Mexico Terminal Holdings Limited, as Guaranteeing Subsidiaries, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.31	Third Supplemental Indenture, dated as of November 24, 2021, between NFE International Shipping LLC, NFE Global Shipping LLC, NFE Grand Shipping LLC and NFE International Holdings Limited, as Guaranteeing Subsidiaries, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.32	Fourth Supplemental Indenture, dated as of March 23, 2022, between NFE UK Holdings Limited, NFE Global Holdings Limited and NFE Bermuda Holdings Limited, as Guaranteeing Subsidiaries, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.33	Fifth Supplemental Indenture, dated as of December 22, 2022, between NFE Andromeda Chartering LLC, as Guaranteeing Subsidiary, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.34	Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and Morgan Stanley Senior Funding, Inc,. as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 21, 2021).

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

10.39
Fifth Amendment to Credit Agreement, dated as of September 15, 2023 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.39 to the Registrant's Annual Report on Form 10-Q, filed with the SEC on November 9, 2023).

10.40
Sixth Amendment to Credit Agreement, dated as of December 18, 2023 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.40 to the Registrant's Annual Report on Form 10-K, filed with the SEC on February 29, 2024).

10.41
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

10.42
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

10.43	Incremental Joinder Agreement Regarding to Uncommitted Letter of Credit and Reimbursement Agreement, dated February 6, 2023, by and among New Fortress Energy Inc., the guarantors party thereto, Natixis, New York Branch, as Administrative Agent and as Issuing Bank, Credit Agricole Corporate and Investment Bank, as Issuing Bank, and Sumitomo Mitsui Banking Corporation, as Issuing Bank (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.44
Incremental Joinder Agreement Regarding to Uncommitted Letter of Credit and Reimbursement Agreement, dated November 2, 2023, by and among New Fortress Energy Inc., the guarantors party thereto, Natixis, New York Branch, as Administrative Agent and as an Issuing Bank and Banco Santander, S.A., New York Branch as an Incremental Lender (incorporated by reference to Exhibit 10.44 to the Registrant's Annual Report on Form 10-K, filed with the SEC on February 29, 2024).

10.45
Credit Agreement, dated as of October 30, 2023, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.45 to the Registrant's Annual Report on Form 10-K, filed with the SEC on February 29, 2024).

10.46
Indenture, dated March 8, 2024, by and among New Fortress Energy Inc., the subsidiary guarantors from time to time party thereto, and U.S. Bank Trust Company, National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 8, 2024).

10.47
Pledge and Security Agreement, dated March 8, 2024, by and among New Fortress Energy Inc., the subsidiary guarantors, from time to time party thereto, and U.S. Bank Trust Company, National Association, as notes collateral agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 8, 2024).

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

Date: May 8, 2024

	By:	/s/ Wesley R. Edens

	Name:	Wesley R. Edens

	Title:	Chief Executive Officer and Chairman

(Principal Executive Officer)
Date: May 8, 2024

	By:	/s/ Christopher S. Guinta

	Name:	Christopher S. Guinta

	Title:	Chief Financial Officer

(Principal Financial Officer)
Date: May 8, 2024

	By:	/s/ Yunyoung Shin

	Name:	Yunyoung Shin

	Title:	Chief Accounting Officer

(Principal Accounting Officer)