Form 10-Q
period 2024-06-30
New Fortress Energy Inc.
filed 2024-08-09
CIK 1749723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
As of August 6, 2024, the registrant had 205,067,047 shares of Class A common stock outstanding.

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

v

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements.
New Fortress Energy Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2024 and December 31, 2023
(Unaudited, in thousands of U.S. dollars, except share amounts)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$132,960	$155,414
Restricted cash	164,888	155,400
Receivables, net of allowances of $10,025 and $1,158, respectively	406,779	342,371
Inventory	141,723	113,684
Prepaid expenses and other current assets, net	277,983	213,104
Total current assets	1,124,333	979,973

Construction in progress	6,301,162	5,348,294
Property, plant and equipment, net	2,144,838	2,481,415
Equity method investments	—	137,793
Right-of-use assets	673,424	588,385
Intangible assets, net	207,731	51,815
Goodwill	776,760	776,760
Deferred tax assets, net	43,023	9,907
Other non-current assets, net	137,106	126,903
Total assets	$11,408,377	$10,501,245

Liabilities
Current liabilities
Current portion of long-term debt and short-term borrowings	$236,147	$292,625
Accounts payable	572,746	549,489
Accrued liabilities	384,476	471,675
Current lease liabilities	120,873	164,548
Other current liabilities	250,558	227,951
Total current liabilities	1,564,800	1,706,288

Long-term debt	7,392,811	6,510,523
Non-current lease liabilities	521,225	406,494
Deferred tax liabilities, net	97,936	44,444
Other long-term liabilities	46,492	55,627
Total liabilities	9,623,264	8,723,376

Commitments and contingencies (Note 21)

Series A convertible preferred stock, $0.01 par value, 96,746 shares authorized, issued and outstanding as of June 30, 2024 (0 as of December 31, 2023); aggregate liquidation preference of $96,746 and $0 at June 30, 2024 and December 31, 2023	97,845	—

Stockholders’ equity
Class A common stock, $0.01 par value, 750 million shares authorized, 205.1 million issued and outstanding as of June 30, 2024; 205.0 million issued and outstanding as of December 31, 2023	2,050	2,050
Additional paid-in capital	1,063,426	1,038,530
Retained earnings	450,871	527,986
Accumulated other comprehensive income	43,653	71,528
Total stockholders’ equity attributable to NFE	1,560,000	1,640,094
Non-controlling interest	127,268	137,775
Total stockholders’ equity	1,687,268	1,777,869
Total liabilities, convertible preferred stock and stockholders’ equity	$11,408,377	$10,501,245
The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the three and six months ended June 30, 2024 and 2023
(Unaudited, in thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Operating revenue	$291,222	$494,619	$900,726	$996,307
Vessel charter revenue	52,416	65,840	99,071	142,364
Other revenue	84,368	886	118,530	1,805
Total revenues	428,006	561,345	1,118,327	1,140,476

Operating expenses
Cost of sales (exclusive of depreciation and amortization shown separately below)	221,860	225,768	450,977	410,706
Vessel operating expenses	8,503	11,443	16,899	24,734
Operations and maintenance	39,292	33,697	107,840	60,368
Selling, general and administrative	70,578	55,803	141,332	107,941
Transaction and integration costs	1,760	1,554	3,131	2,048
Depreciation and amortization	37,413	42,115	87,904	76,490
Asset impairment expense	4,272	—	4,272	—
Loss on sale of assets, net	—	—	77,140	—
Total operating expenses	383,678	370,380	889,495	682,287
Operating income	44,328	190,965	228,832	458,189
Interest expense	80,399	64,396	157,743	136,069
Other expense (income), net	47,354	(6,584)	66,466	18,421
Loss on extinguishment of debt, net	—	—	9,754	—
Income (loss) before income from equity method investments and income taxes	(83,425)	133,153	(5,131)	303,699
Income from equity method investments	—	2,269	—	12,249
Tax provision	3,435	15,322	25,059	44,282
Net income (loss)	(86,860)	120,100	(30,190)	271,666
Net (income) loss attributable to non-controlling interest	(1,994)	(852)	(4,583)	(2,212)
Net income (loss) attributable to stockholders	$(88,854)	$119,248	$(34,773)	$269,454

Net income (loss) per share – basic	$(0.44)	$0.58	$(0.18)	$1.30
Net income (loss) per share – diluted	$(0.44)	$0.58	$(0.18)	$1.29

Weighted average number of shares outstanding – basic	205,070,756	205,045,121	205,066,362	206,867,828
Weighted average number of shares outstanding – diluted	205,851,364	205,711,467	205,846,970	207,534,174

Other comprehensive income (loss):
Currency translation adjustment	(20,557)	16,908	(28,265)	19,049
Comprehensive income (loss)	(107,417)	137,008	(58,455)	290,715
Comprehensive (income) loss attributable to non-controlling interest	(1,963)	(758)	(4,193)	(2,313)
Comprehensive income (loss) attributable to stockholders	$(109,380)	$136,250	$(62,648)	$288,402
The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three and six months ended June 30, 2024 and 2023
(Unaudited, in thousands of U.S. dollars, except share amounts)

	Series A convertible preferred stock		Class A common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Non- controlling interest	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	—	$—	205,031,406	$2,050	$1,038,530	$527,986	$71,528	$137,775	$1,777,869
Net income	—	—	—	—	—	54,081	—	2,589	56,670
Other comprehensive income	—	—	—	—	—	—	(7,349)	(359)	(7,708)
Share-based compensation expense	—	—	—	—	5,248	—	—	—	5,248
Issuance of shares for vested share-based compensation awards	—	—	14,126	—	—	—	—	—	—
Shares withheld from employees related to share-based compensation, at cost	—	—	(3,708)	—	(126)	—	—	—	(126)
Issuance of Series A convertible preferred stock, net	96,746	96,513	—	—	—	—	—	—	—
Dividends	—	142	—	—	—	(20,645)	—	(11,681)	(32,326)
Balance as of March 31, 2024	96,746	$96,655	205,041,824	$2,050	$1,043,652	$561,422	$64,179	$128,324	$1,799,627
Net income	—	—	—	—	—	(88,854)	—	1,994	(86,860)
Other comprehensive income	—	—	—	—	—	—	(20,526)	(31)	(20,557)
Share-based compensation expense	—	—	—	—	20,064	—	—	—	20,064
Issuance of shares for vested share-based compensation awards	—	—	34,578	—	—	—	—	—	—
Shares withheld from employees related to share-based compensation, at cost	—	—	(11,074)	—	(290)	—	—	—	(290)
Dividends	—	1,190	—	—	—	(21,697)	—	(3,019)	(24,716)
Balance as of June 30, 2024	96,746	$97,845	205,065,328	$2,050	$1,063,426	$450,871	$43,653	$127,268	$1,687,268

	Class A common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Non- controlling interest	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2022	208,770,088	$2,088	$1,170,254	$62,080	$55,398	$152,039	$1,441,859
Net income	—	—	—	150,206	—	1,360	151,566
Other comprehensive income	—	—	—	—	1,946	195	2,141
Cancellation of shares	(4,100,000)	(41)	(122,713)	—	—	—	(122,754)
Dividends	—	—	—	(20,467)	—	(3,019)	(23,486)
Balance as of March 31, 2023	204,670,088	$2,047	$1,047,541	$191,819	$57,344	$150,575	$1,449,326
Net income	—	—	—	119,248	—	852	120,100
Other comprehensive income (loss)	—	—	—	—	17,002	(94)	16,908
Share-based compensation expense	—	—	1,179	—	—	—	1,179
Issuance of shares for vested share-based compensation awards	689,401	3	—				3
Shares withheld from employees related to share-based compensation, at cost	(328,083)	—	(9,519)	—	—	—	(9,519)
Dividends	—	—	—	(20,503)	—	(6,619)	(27,122)
Balance as of June 30, 2023	205,031,406	$2,050	$1,039,201	$290,564	$74,346	$144,714	$1,550,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy Inc.
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2024 and 2023
(Unaudited, in thousands of U.S. dollars)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net (loss) income	$(30,190)	$271,666
Adjustments for:
Depreciation and amortization	88,400	76,949
Deferred taxes	(13,860)	—
Share-based compensation	25,312	1,179
Movement in credit loss allowances	8,827	(146)
Loss on asset sales	77,140	—
Loss on extinguishment of debt	9,754	—
(Earnings) recognized from vessels chartered to third parties transferred to Energos	(51,674)	(71,536)
Loss on the disposal of equity method investment	7,222	37,401
Asset impairment expense	4,272	—
Other	20,716	5,555
Changes in operating assets and liabilities:
(Increase) in receivables	(114,030)	(14,532)
(Increase) in inventories	(62,815)	(60,710)
(Increase) decrease in other assets	(91,251)	63,576
Decrease in right-of-use assets	111,561	40,655
Increase in accounts payable/accrued liabilities	255,337	75,746
(Decrease) in lease liabilities	(126,311)	(38,885)
Increase in other liabilities	44,558	116,959
Net cash provided by operating activities	162,968	503,877

Cash flows from investing activities
Capital expenditures	(1,346,385)	(1,465,642)
Sale of equity method investment	136,365	100,000
Asset sales	328,999	—
Other investing activities	(1,694)	(1,450)
Net cash used in investing activities	(882,715)	(1,367,092)

Cash flows from financing activities
Proceeds from borrowings of debt	3,037,127	919,625
Payment of deferred financing costs	(37,983)	(6,659)
Repayment of debt	(2,202,722)	—
Payment of dividends	(55,710)	(676,918)
Other financing activities	(5,033)	(13,465)
Net cash provided by financing activities	735,679	222,583
Impact of changes in foreign exchange rates on cash and cash equivalents	(28,898)	1,608
Net (decrease) in cash, cash equivalents and restricted cash	(12,966)	(639,024)
Cash, cash equivalents and restricted cash – beginning of period	310,814	855,083
Cash, cash equivalents and restricted cash – end of period	$297,848	$216,059

Supplemental disclosure of non-cash investing and financing activities:
Changes in accounts payable and accrued liabilities associated with construction in progress and property, plant and equipment additions	$(162,056)	$732,858
Accounts payable and accrued liabilities associated with construction in progress and property, plant and equipment additions	609,009	1,159,441
Principal payments on financing obligation to Energos by third party charters	(6,445)	(32,836)
Shares received in Hilli Exchange	—	(122,754)
Class A convertible preferred stock issued and debt assumed in the PortoCem Acquisition	(125,195)	—
Repurchase obligation	—	24,320
The following table identifies the balance sheet line-items included in Cash and cash equivalents and Restricted cash presented in the Condensed Consolidated Statements of Cash Flows:

	June 30,
	2024	2023
Cash and cash equivalents	$132,960	$104,342
Restricted cash	164,888	100,513
Cash and cash equivalents classified as held for sale	—	11,204
Cash, cash equivalents and restricted cash – end of period	$297,848	$216,059

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
3. Adoption of new and revised standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires disclosure of significant segment expenses and other segment items that are regularly provided to the CODM and included within each reported measure of segment profit or loss, and the title and position of the entity’s CODM. The amendments in this update also require entities to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is allowed, and the amendments in this update must be applied retrospectively to all periods presented in the financial statements, unless it is not feasible. The Company is currently reviewing the impact that the adoption of ASU 2023-07 may have on the Company's consolidated financial statements and disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, requiring companies to annually present specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires disclosure of income taxes paid (net of refunds received) disaggregated by federal, state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. The amendments in this ASU are effective for annual periods beginning after December 15, 2024, and early adoption is allowed. The amendments should be applied on a prospective basis, but retrospective application is allowed. The Company is currently reviewing the impact that the adoption of ASU 2023-09 may have on the Company's consolidated financial statements and disclosures.
In March 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, providing illustrative guidance to help entities determine whether profits interest and similar awards should be accounted for as share-based payment arrangements within the scope of Topic 718. The amendments in this ASU are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is allowed, and the amendments can be applied on a prospective or retrospective basis. The Company is currently reviewing the impact that the adoption of ASU 2024-01 may have on the Company's consolidated financial statements and disclosures.

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
Dividend rights
The Series A Convertible Preferred Stock ranks senior to the shares of the Company’s common stock, in terms of dividend rights and rights upon any voluntary or involuntary liquidation, dissolution or winding up of the Company. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 4.8% per annum, which is payable quarterly in arrears. If the Company does not declare and pay a dividend, the dividend rate will increase to 6.8% per annum until all accrued but unpaid dividends have been paid in full.
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
5. Asset sale
In March 2024, the Company completed a series of transactions that included the sale of turbines and related equipment to the Puerto Rico Electric Power Authority ("PREPA") under an Asset Purchase Agreement ("APA"). The Company deployed this equipment in 2023 in response to a request to provide emergency power to stabilize the power grid in Puerto Rico. The purchase price was $306,599. Additionally, the APA includes a requirement that the Company provide major maintenance services on certain of the sold turbines within 12 months of the sale date; the standalone selling price of these maintenance services of $15,330 will be recognized when these services are performed, and the transaction price allocated to the sale of turbines was reduced by this amount. The Company recognized $3,830 of the maintenance services revenue during the quarter. The book value of the turbines and equipment at the time of sale was $368,799, and the Company recognized a loss of $77,530 in Loss on sale of assets, net in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
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

The Company's contract to provide emergency power services to support the grid stabilization project was also terminated. All unrecognized contract liabilities and cost to fulfil at the time of termination were recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (See Note 6). The Company believes that there are remedies available under the customer contract, and is currently pursuing these remedies. As the outcome of this process is uncertain, any transaction price associated with closing this contract has been fully constrained. The Company has been awarded a new gas sale agreement with PREPA under which the Company is providing gas supply to the sold turbines.
6. Revenue recognition
Operating revenue in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) includes revenue from sales of LNG and natural gas as well as outputs from the Company’s natural gas-fueled power generation facilities, including power and steam, and the sale of LNG cargos. LNG cargo sales for the three and six months ended June 30, 2024 were $24,502 and $24,502, respectively. LNG cargo sales for the three and six months ended June 30, 2023 were $267,777 and $617,138, respectively, which included $162,500 and $332,000 of contract settlements, respectively.
The table below summarizes the balances in Other revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income and other revenue	$4,746	$886	$9,677	$1,805
Operation and maintenance revenue	79,622	—	108,853	—
Total other revenue	$84,368	$886	$118,530	$1,805
Operation and maintenance revenue is recognized by the Company's subsidiary, Genera PR LLC ("Genera"), under its contract for the operation and maintenance of PREPA's thermal generation assets. Under this agreement, Genera is paid a fixed annual fee and reimbursed for pass-through expenses, including payroll expenses of Genera employees, beginning when the contract commenced on July 1, 2023. Amounts recognized in the first half of 2024 include fixed fees, reimbursement of pass-through expenditures and an estimate of variable consideration for incentive fees to be received. Variable consideration has been estimated based on the most likely amount method, and the Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The determination of estimated amounts included in the transaction price is based largely upon an assessment of the uncertainties associated with the variable consideration, including the susceptibility of payment to factors outside of the Company’s control. The Company considers all information that is reasonably available, including historical, current and estimates of future performance.

Under most customer contracts, invoicing occurs once the Company’s performance obligations have been satisfied, at which point payment is unconditional. As of June 30, 2024 and December 31, 2023, receivables related to revenue from contracts with customers totaled $405,196 and $331,108, respectively, and were included in Receivables, net on the Condensed Consolidated Balance Sheets, net of current expected credit losses of $10,025 and $1,158, respectively. During the first quarter of 2024, the Company recorded an additional allowance for uncollectible receivables of $11,595. The allowance reduces outstanding receivables for certain customers to reflect the amount that the Company expects to receive. Other items included in Receivables, net not related to revenue from contracts with customers represent leases, which are accounted for outside the scope of ASC 606, and receivables associated with reimbursable costs.
Contract assets are comprised of the transaction price allocated to completed performance obligations that will be billed to customers in subsequent periods. The Company has recognized contract liabilities, comprised of unconditional payments due or paid under the contracts with customers prior to the Company’s satisfaction of the related performance obligations. The contract assets and contract liabilities balances as of June 30, 2024 and December 31, 2023 are detailed below:

	June 30, 2024	December 31, 2023
Contract assets, net - current	$9,019	$8,714
Contract assets, net - non-current	15,751	19,901
Total contract assets, net	$24,770	$28,615

Contract liabilities, net - current	$96,331	$65,287
Contract liabilities, net - non-current	12,375	31,698
Total contract liabilities, net	$108,706	$96,985

Revenue recognized in the year from:
Amounts included in contract liabilities at the beginning of the year	$81,591	$12,748
Contract assets are presented net of expected credit losses of $248 and $326 as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024 and December 31, 2023, contract assets was comprised of $24,351 and $28,536 of unbilled receivables, respectively, which represent unconditional rights to payment only subject to the passage of time.
In the second quarter of 2024, the Company received a prepayment of $90,000 for future contracted sales that is included in the contract liability balance as of June 30, 2024; deliveries under this contract will occur in the third and fourth quarters of 2024. Contract liabilities decreased in the first quarter of 2024 due to the termination of the Company's contract to support the grid stabilization project in Puerto Rico (Refer to Note 5 - Asset sale). Deferred revenue at the time of termination of $43,577 was recognized as Operating revenue in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
The Company has recognized costs to fulfill contracts with customers, which primarily consist of expenses required to enhance resources to deliver under agreements with these customers. These costs can include set-up and mobilization costs incurred ahead of the service period, and such costs will be recognized on a straight-line basis over the expected terms of the agreements. As of June 30, 2024, the Company has capitalized $23,270 of which $2,199 of these costs is presented within Prepaid expenses and other current assets, net and $21,071 is presented within Other non-current assets, net on the Condensed Consolidated Balance Sheets. As of December 31, 2023, the Company had capitalized $25,282, of which $2,864 of these costs was presented within Prepaid expenses and other current assets, net and $22,418 was presented within Other non-current assets, net on the Condensed Consolidated Balance Sheets.
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

Period	Revenue
Remainder of 2024	$146,803
2025	689,179
2026	687,236
2027	683,546
2028	668,315
Thereafter	9,399,156
Total	$12,274,235
For all other sales contracts that have a term exceeding one year, the Company has elected the practical expedient in ASC 606. Under this expedient, the Company does not disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. For these excluded contracts, the sources of variability are (a) the market index prices of natural gas used to price the contracts, and (b) the variation in volumes that may be delivered to the customer. Both sources of variability are expected to be resolved at or shortly before delivery of each unit of LNG, natural gas, power or steam. As each unit of LNG, natural gas, power or steam represents a separate performance obligation, future volumes are wholly unsatisfied.
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

	June 30, 2024	December 31, 2023
Property, plant and equipment	$686,683	$686,683
Accumulated depreciation	(83,160)	(69,977)
Property, plant and equipment, net	$603,523	$616,706
The components of lease income from vessel operating leases for the three and six months ended June 30, 2024 and 2023 are shown below. As the Company has not recognized the sale of all of the vessels included in the Energos Formation Transaction (defined below), the operating lease income shown below for the three and six months ended June 30, 2024 includes revenue of $42,578 and $85,162 from third-party charters of vessels included in the Energos Formation Transaction. The operating lease income shown below for the three and six months ended June 30, 2023 includes revenue of $65,840 and $142,364, respectively, from third-party charters of vessels included in the Energos Formation Transaction.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease income	$49,944	$65,840	$93,303	$142,364
Variable lease income	2,472	—	5,768	—
Total operating lease income	$52,416	$65,840	$99,071	$142,364
Subsequent to the Energos Formation Transaction, all cash receipts on long-term vessel charters will be received by Energos. As such, future cash receipts from both operating and finance leases were not significant as of June 30, 2024.

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
The Company’s leases include fixed lease payments which may include escalation terms based on a fixed percentage or may vary based on an inflation index or other market adjustments. Escalations resulting from changes in inflation indices and market adjustments, as well as other lease costs that depend on the use of the underlying asset, are not considered lease payments when calculating the lease liability or ROU asset. Instead, such payments are accounted for as variable lease cost when the condition that triggers the variable payment becomes probable. Variable lease cost includes contingent rent payments for office space based on the percentage occupied by the Company in addition to common area charges and other charges that are variable in nature. The Company also has a component of lease payments that are variable related to the LNG vessels, in which the Company may receive credits based on the performance of the LNG vessels during the period.
As of June 30, 2024 and December 31, 2023, ROU assets, current lease liabilities and non-current lease liabilities consisted of the following:

	June 30, 2024	December 31, 2023
Operating right-of-use-assets	$653,819	$538,055
Finance right-of-use-assets (1)	19,605	50,330
Total right-of-use assets	$673,424	$588,385

Current lease liabilities:
Operating lease liabilities	$117,114	$135,867
Finance lease liabilities	3,759	28,681
Total current lease liabilities	$120,873	$164,548
Non-current lease liabilities:
Operating lease liabilities	$515,859	$390,519
Finance lease liabilities	5,366	15,975
Total non-current lease liabilities	$521,225	$406,494
(1) Finance lease ROU assets are recorded net of accumulated amortization of $5,575 and $21,470 as of June 30, 2024 and December 31, 2023, respectively.
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
During the three months ended June 30, 2024, the Company terminated the operating lease of three turbines. The termination of the lease resulted in the write-off of the right-of-use asset and lease liability of $23,018 and $25,762 respectively, and a loss on lease termination of $4,789 recognized within Other expense (income), net in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

For the three and six months ended June 30, 2024 and 2023, the Company’s operating lease cost recorded within the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fixed lease cost	$43,154	$22,858	$76,248	$39,226
Variable lease cost	1,073	1,004	2,709	1,601
Short-term lease cost	3,564	2,370	6,590	5,919

Lease cost - Cost of sales	$40,006	$15,137	$66,008	$30,891
Lease cost - Operations and maintenance	5,573	9,207	15,146	12,048
Lease cost - Selling, general and administrative	2,212	1,888	4,393	3,807
For the three months ended June 30, 2024 and 2023, the Company has capitalized $22,208 and $14,449 of lease costs, respectively. For the six months ended June 30, 2024 and 2023, the Company has capitalized $37,137 and $18,705 of lease costs, respectively. Capitalized costs include vessels and port space used during the commissioning of development projects. Short-term lease costs for vessels chartered by the Company to transport inventory from a supplier’s facilities to the Company’s storage locations are capitalized to inventory.
The Company has leases of ISO tanks and a parcel of land that are recognized as finance leases. For the three and six months ended June 30, 2024 and 2023, the Company’s finance interest expense and amortization recorded in Interest expense and Depreciation and amortization, respectively, within the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest expense related to finance leases	$124	$1,218	$722	$1,686
Amortization of right-of-use asset related to finance leases	353	5,771	5,324	7,560
Cash paid for operating leases is reported in operating activities in the Condensed Consolidated Statements of Cash Flows. Supplemental cash flow information related to leases was as follows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Operating cash outflows for operating lease liabilities	$100,246	$61,506
Financing cash outflows for finance lease liabilities	5,332	5,589
Right-of-use assets obtained in exchange for new operating lease liabilities	206,344	126,863
Right-of-use assets obtained in exchange for new finance lease liabilities	—	47,672

The future payments due under operating and finance leases as of June 30, 2024 are as follows:

	Operating Leases	Financing Leases
Due remainder of 2024	$90,964	$2,853
2025	150,729	4,344
2026	111,613	2,592
2027	111,185	89
2028	109,378	89
Thereafter	327,883	851
Total lease payments	$901,752	$10,818
Less: effects of discounting	268,779	1,693
Present value of lease liabilities	$632,973	$9,125

Current lease liability	$117,114	$3,759
Non-current lease liability	515,859	5,366
As of June 30, 2024, the weighted average remaining lease term for operating leases was 7.1 years and finance leases was 3.1 years. Because the Company generally does not have access to the rate implicit in the lease, the incremental borrowing rate is utilized as the discount rate. The weighted average discount rate associated with operating leases as of June 30, 2024 was 10.3% and as of December 31, 2023 was 10.1%. The weighted average discount rate associated with finance leases as of June 30, 2024 was 5.2% and as of December 31, 2023 was 8.2%.
8. Financial instruments
During the first and second quarters of 2024, the Company entered into a series of foreign exchange forward contracts and zero-cost collar options to reduce exchange rate risk associated with U.S. dollar borrowings and expected capital expenditures. As of June 30, 2024, the notional amount of outstanding foreign exchange contracts was approximately $359,135. The Company recognized unrealized losses on a portion of these instruments of $6,205 and $7,027 for the three and six months ended June 30, 2024 respectively. For certain instruments, the Company recognized an unrealized gain of $17,121 for both the three and six months ended June 30, 2024. These instruments are expected to settle starting in 2024 through the third quarter of 2026.
The mark-to-market gain or loss on the foreign exchange contracts and other derivative instruments that are not intended to mitigate commodity risk are reported in Other expense (income), net in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
The Company does not hold or issue instruments for speculative purposes, and the counterparties to such contracts are major banking and financial institutions. Credit risk exists to the extent that the counterparties may not meet their contractual responsibilities; however, the Company does not anticipate any inability to perform by any counterparties.
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
•Level 3 – unobservable inputs for which there is little or no market data and for which the Company needs to develop its own assumptions about how market participants price the asset or liability.

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
•Cost approach – based on the amount that currently would be necessary to replace the service capacity of an asset (replacement cost).
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
The following table presents the Company’s financial assets and financial liabilities, including those that are measured at fair value, as of June 30, 2024 and December 31, 2023:

	Level 1	Level 2	Level 3	Total
June 30, 2024
Assets
Investment in equity securities	$—	$—	$8,678	$8,678
Foreign exchange contracts	—	17,121	—	—

Liabilities
Foreign exchange contracts	$—	$7,027	$—	$7,027
Contingent consideration derivative liabilities	—	—	34,703	34,703

December 31, 2023
Assets
Investment in equity securities	$—	$—	$7,678	$7,678

Liabilities
Contingent consideration derivative liabilities	$—	$—	$37,832	$37,832
The Company believes the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of June 30, 2024 and December 31, 2023 and are classified as Level 1 within the fair value hierarchy.
The table below summarizes the fair value adjustment to instruments measured at Level 3 in the fair value hierarchy. These adjustments have been recorded within Other expense (income), net in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Contingent consideration derivative liabilities - Fair value adjustment - (gain)	$(1,668)	$(22)	$(2,304)	$(3,035)
During the three and six months ended June 30, 2024 and 2023, the Company had no transfers in or out of Level 3 in the fair value hierarchy. During the first quarter of 2024, the Company sold substantially all of its investment in Energos; this investment had been accounted for as an equity method investment (refer to Note 12). The Company retained an investment in Energos valued at $1,000, which is shown as a Level 3 investment in equity securities in the table above.
9. Restricted cash
As of June 30, 2024 and December 31, 2023, restricted cash consisted of the following:

	June 30, 2024	December 31, 2023
Cash restricted under the terms of loan agreements	$118,176	$102,079
Collateral for letters of credit and performance bonds	46,712	53,321
Total restricted cash	$164,888	$155,400
Uses of cash proceeds under the BNDES Term Loan, Barcarena Debentures and PortoCem Bridge Loan (see Note 19) are restricted to certain payments to construct the Barcarena Power Plant.
10. Inventory
As of June 30, 2024 and December 31, 2023, inventory consisted of the following:

	June 30, 2024	December 31, 2023
LNG and natural gas inventory	$98,507	$75,417
Automotive diesel oil inventory	10,696	10,121
Bunker fuel, materials, supplies and other	32,520	28,146
Total inventory	$141,723	$113,684
Inventory is adjusted to the lower of cost or net realizable value each quarter. Changes in the value of inventory are recorded within Cost of sales in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). No adjustments were recorded during the six months ended June 30, 2024. The Company recognized an adjustment to inventory of $6,232 during the six months ended June 20, 2023. In the second quarter of 2023, the Company acquired a spot cargo at a higher cost to obtain a new customer contract, and the net realizable value of this cargo was below the cost.
11. Prepaid expenses and other current assets
As of June 30, 2024 and December 31, 2023, prepaid expenses and other current assets consisted of the following:

	June 30, 2024	December 31, 2023
Prepaid expenses	$20,006	$31,490
Recoverable taxes	123,879	80,630
Due from affiliates	2,019	1,566
Assets held for sale	68,936	21,265
Other current assets	63,143	78,153
Total prepaid expenses and other current assets, net	$277,983	$213,104
During the fourth quarter of 2023, the Company began to sub-charter the Winter, a vessel included in the Energos Formation Transaction, and an asset was recorded representing the existing charterer's remaining payments to Energos, which was $59,074 as of December 31, 2023. The Company also recognized a liability of $49,400 (see Note 18) as of December 31, 2023 representing the Company's obligation to pay sub-charter payments until the vessel is chartered directly from Energos. The balance of the asset and liability as of June 30, 2024 was $29,537 and $20,319, respectively.
The remaining balance of other current assets as of June 30, 2024 and December 31, 2023 primarily consists of deposits and the current portion of contract assets (Note 6).
Assets held for sale
On June 30, 2024, the Company entered into a definitive agreement to sell its Miami Facility for $62,000, subject to certain purchase price adjustments at close. The transaction is expected to close in the third quarter of 2024 subject to customary terms and conditions. The assets related to the Miami Facility have been classified as held for sale as of June 30, 2024. In conjunction with the classification to held for sale, the Company recognized an impairment of $4,272 within Asset impairment expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Nonrecurring, Level 2 inputs using a market approach were used to estimate the fair value of the investment for the purpose of recognizing the impairment.
In December 2023, the Company entered into an agreement to sell the vessel, Mazo, for $22,400; the sale closed in the first quarter of 2024, and the vessel was classified as held for sale as of December 31, 2023.
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

Changes in the balance of the Company’s equity method investment in Energos is as follows:

June 30, 2024
Equity method investments as of December 31, 2023	$137,793
Capital contribution	6,794
Sale of equity method investment	(144,587)
Equity method investments as of June 30, 2024	$—
In February 2024, the Company sold substantially all of its stake in Energos. As a result of the transaction, the Company recognized an other than temporary impairment ("OTTI") of the investment in Energos totaling $5,277. This loss was recognized in Income (loss) from equity method investments in the Consolidated Statement of Operations and Comprehensive Income (Loss) for the year-ended December 31, 2023. The sale was completed on February 14, 2024 and the Company received proceeds of $136,365, resulting in a loss of $7,222 presented within Other expense (income), net in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The Company retained an investment in Energos valued at $1,000, which has been recognized within Other non-current assets. Following the disposition of substantially all of the stake in Energos, the Company no longer has significant influence over Energos.

13. Construction in progress
The Company’s construction in progress activity during the six months ended June 30, 2024 is detailed below:

June 30, 2024
Construction in progress as of December 31, 2023	$5,348,294
Additions	1,127,077
Impact of currency translation adjustment	(93,768)
Assets placed in service	(80,441)
Construction in progress as of June 30, 2024	$6,301,162
Interest expense of $215,039 and $118,573, inclusive of amortized debt issuance costs, was capitalized for the six months ended June 30, 2024 and 2023, respectively.
The Company has significant development activities in Latin America as well as the development of the Company's Fast LNG liquefaction solution. The successful completion of these development projects is subject to various risks, such as obtaining government approvals, identifying suitable sites, securing financing and permitting, and ensuring contract compliance. The Company's development activities for the six months ended June 30, 2024 were primarily focused on Fast LNG and development of power projects in Brazil; additions to construction in progress in the first six months of 2024 of $938,448 were to develop Fast LNG and for our developments in Brazil including the Barcarena Power Plant and PortoCem Power Plant.
14. Property, plant and equipment, net
As of June 30, 2024 and December 31, 2023, the Company’s property, plant and equipment, net consisted of the following:

	June 30, 2024	December 31, 2023
Vessels	$1,556,455	$1,494,433
Terminal and power plant equipment	476,027	668,927
Power facilities	271,698	273,978
ISO containers and other equipment	64,280	97,984
LNG liquefaction facilities	1,561	63,316
Gas pipelines	66,319	66,319
Land	53,345	54,324
Leasehold improvements	45,341	139,967
Accumulated depreciation	(390,188)	(377,833)
Total property, plant and equipment, net	$2,144,838	$2,481,415
The book value of the vessels that was recognized due to the failed sale leaseback in the Energos Formation Transaction as of June 30, 2024 and December 31, 2023 was $1,284,400 and $1,293,384, respectively. The reduction to terminal and power plant equipment and leasehold improvements reflects the sale of turbines to PREPA (Note 5).
Depreciation expense for the three months ended June 30, 2024 and 2023 totaled $33,626 and $30,275, respectively, of which $235 and $232, respectively, is included within Cost of sales in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Depreciation expense for the six months ended June 30, 2024 and 2023 totaled $78,151 and $56,275, respectively, of which $495 and $463, respectively, is included within Cost of sales in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

15. Goodwill and intangible assets
Goodwill
The carrying amount of goodwill was $776,760 as of both June 30, 2024 and December 31, 2023.

Intangible assets
The following tables summarize the composition of intangible assets as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Weighted Average Life
Definite-lived intangible assets
Acquired capacity reserve contract	162,045	(2,383)	—	159,662	17
Favorable vessel charter contracts	17,700	(12,069)	—	5,631	4
Permits and development rights	48,217	(5,928)	(2,160)	40,129	38
Easements	1,555	(356)	—	1,199	30
Indefinite-lived intangible assets
Easements	1,191	—	(81)	1,110
Total intangible assets	$230,708	$(20,736)	$(2,241)	$207,731

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Weighted Average Life
Definite-lived intangible assets
Favorable vessel charter contracts	$17,700	$(10,615)	$—	$7,085	4
Permits and development rights	48,217	(5,557)	(291)	42,369	38
Easements	1,555	(341)	—	1,214	30

Indefinite-lived intangible assets
Easements	1,191	—	(44)	1,147	n/a
Total intangible assets	$68,663	$(16,513)	$(335)	$51,815
Amortization expense for the three months ended June 30, 2024 and 2023 was $3,435 and $6,285, respectively. Amortization expense for the six months ended June 30, 2024 and 2023 was $4,430 and $13,081, respectively. Amortization expense is inclusive of reductions in expense for the amortization of unfavorable contract liabilities.
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

16. Other non-current assets, net

As of June 30, 2024 and December 31, 2023, Other non-current assets consisted of the following:

	June 30, 2024	December 31, 2023
Cost to fulfill (Note 6)	$21,071	$22,418
Contract assets, net (Note 6)	15,751	19,901
Investments in equity securities	8,678	7,678
Other	91,606	76,906
Total other non-current assets, net	$137,106	$126,903
Investments in equity securities include investments without a readily determinable fair value of $8,678 and $7,678 as of June 30, 2024 and December 31, 2023, respectively. No gains or losses on such securities have been recognized in the three and six months ended June 30, 2024 and 2023, respectively.
Other non-current assets includes the value of the earnout receivable recognized upon the sale of two project companies in Brazil, development costs for hosted software products, foreign exchange contracts and deferred financing costs related to the Revolving Facility.
17. Accrued liabilities
As of June 30, 2024 and December 31, 2023, Accrued liabilities consisted of the following:

	June 30, 2024	December 31, 2023
Accrued development costs	$192,385	$286,030
Accrued interest	93,986	82,507
Accrued bonuses	19,424	41,356
Other accrued expenses	78,681	61,782
Total accrued liabilities	$384,476	$471,675
18. Other current liabilities
As of June 30, 2024 and December 31, 2023, Other current liabilities consisted of the following:

	June 30, 2024	December 31, 2023
Derivative liabilities	$24,329	$19,450
Contract liabilities (Note 6)	96,331	65,287
Income tax payable	69,261	54,040
Due to affiliates	5,853	9,579
Winter sub-charter liability	20,319	49,400
Liabilities held for sale (Note 11)	8,801	—
Other current liabilities	25,664	30,195
Total other current liabilities	$250,558	$227,951

19. Debt
As of June 30, 2024 and December 31, 2023, debt consisted of the following:

	June 30, 2024	December 31, 2023
Senior Secured Notes, due September 2025	$872,534	$1,245,662
Senior Secured Notes, due September 2026	1,488,443	1,486,374
Senior Secured Notes, due March 2029	736,891	—
Vessel Financing Obligation, due August 2042	1,373,739	1,359,995
Term Loan B, due October 2028	774,038	771,420
Revolving Facility	1,000,000	866,600
BNDES Term Loan, due October 2045	279,975	—
PortoCem Bridge Loan, due October 2025	263,974	—
South Power 2029 Bonds, due May 2029	217,422	216,993
Short-term Borrowings	149,664	182,270
Barcarena Debentures, due October 2028	180,824	175,025
Turbine Financing, due July 2027	146,463	—
EB-5 Loan, due July 2028	98,476	61,614
Tugboat Financing, due December 2038	46,515	46,728
Barcarena Term Loan, due February 2024	—	199,678
Equipment Notes, due July 2026	—	190,789
Total debt	$7,628,958	$6,803,148
Current portion of long-term debt	$236,147	$292,625
Long-term debt	7,392,811	6,510,523
The Company's 2025 Notes mature on September 15, 2025. If any of the 2025 Notes remain outstanding 60 days prior to this maturity date (the "Springing Maturity Date"), the outstanding principal under the Revolving Facility, Term Loan B and FLNG2 Term Loans (defined below) will become immediately due. The aggregate principal amount of 2025 Notes outstanding as of June 30, 2024 is $875,000. The Company entered into a Backstop Agreement (the "Backstop Agreement") with a lender, pursuant to which the Company may, at its sole option, issue and sell to this lender (subject to the satisfaction of certain conditions) senior secured notes up to an aggregate principal amount sufficient to generate gross proceeds of $875,000 with a term of at least three years from the closing date within a certain window prior to the Springing Maturity Date. Proceeds received would be used to repurchase or redeem all outstanding 2025 Notes.
Long-term debt is recorded at amortized cost on the Condensed Consolidated Balance Sheets. The fair value of the Company's long-term debt was $7,525,853 and $6,835,487 as of June 30, 2024 and December 31, 2023, respectively, and is classified as Level 2 within the fair value hierarchy. The Company's debt arrangements include cross-acceleration clauses whereby events of default under an individual debt agreement can lead to acceleration of principal under other debt arrangements.
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
In connection with the issuance of the 2029 Notes, the Company incurred $13,837 in origination, structuring and other fees, which was deferred as a reduction of the principal balance of the 2029 Notes on the Condensed Consolidated Balance Sheets. As of June 30, 2024, total remaining unamortized deferred financing costs for the 2029 Notes was $13,109.
Revolving Facility
In April 2021, the Company entered into a $200,000 senior secured revolving credit facility (the "Revolving Facility"). Through December 31, 2023, the Revolving Facility had been amended to increase the borrowing capacity to $950,000. In May 2024, the Company entered into an amendment which increased the borrowing capacity by $50,000, for a total capacity of $1,000,000. The amendment did not impact the interest rate or term of the Revolving Facility, and no deferred costs were written off. During the second quarter of 2024, the Company drew the additional capacity on the Revolving Facility and $1,000,000 was outstanding as of June 30, 2024.
The borrowings under the Revolving Facility bear interest at a Secured Overnight Financing Rate ("SOFR") based rate plus a margin based upon usage of the Revolving Facility. The Revolving Facility matures in 2025 upon the earliest to occur of April 15, 2026 or 60 days prior to the maturity of the 2025 Notes if the 2025 Notes have not been redeemed or refinanced in full. The Company may request to extend the maturity date once in a one-year increment. Borrowings under the Revolving Facility may be prepaid, at the option of the Company, at any time without premium.
BNDES Term Loan
The owner of the Company's power plant under construction in Pará, Brazil (the "Barcarena Power Plant") entered into a credit agreement with BNDES, the Brazilian Development Bank (the "BNDES Credit Agreement"). The Company is able to borrow up to $355,556 under the BNDES Credit Agreement, segregated into three tranches based on the use of proceeds ("BNDES Term Loan"). In the first quarter of 2024, the Company borrowed $284,444 under the BNDES Credit Agreement. Each tranche bears a different rate of interest ranging from 2.61% to 4.41% plus the fixed rate announced by BNDES. No principal payments are required until April 2026 and are due quarterly thereafter until maturity in 2045. Interest payments prior to April 2026 are made through an increase in the outstanding principal amount and are due quarterly thereafter.
The obligations under the BNDES Credit Agreement are guaranteed by certain indirect Brazilian subsidiaries that are constructing the Barcarena Power Plant, and are secured by the Barcarena Power Plant and receivables under the Barcarena Power Plant's capacity reserve contracts. These Brazilian subsidiaries must adhere to customary affirmative and negative covenants, and the BNDES Credit Agreement also provides for customary events of default, prepayment and cure provisions.
Proceeds received were used to repay the existing Barcarena Term Loan (defined in the Annual Report) and to pay for all remaining expected construction costs through the planned completion of the Barcarena Power Plant in 2025. In February 2024, the Company repaid the full outstanding principal balance of the Barcarena Term Loan, fully extinguishing the obligation. No material loss on extinguishment was recognized in conjunction with this repayment.
PortoCem Financings
As part of the PortoCem Acquisition, the Company assumed a term loan in the aggregate principal amount of R$141,445 million ($28,093 based on rates in effect on the acquisition date) due December 2024, bearing interest at a rate equal to the one-day interbank deposit rate in Brazil plus 5.0% (the “PortoCem BTG Loan”). Lenders under the PortoCem BTG Loan waived acceleration requirements in the event of a change in control in conjunction with the PortoCem Acquisition, and repayment of the PortoCem BTG Loan was required upon the earlier of PortoCem obtaining additional financing or the original maturity date of December 2024.
In April 2024, PortoCem and a syndicate of banks in Brazil entered into a commitment letter for R$2.9 billion of financing. PortoCem received funding under a short term credit note of R$600 million ("PortoCem Credit Note") from this syndicate that was due in July 2024, and a portion of the proceeds was used to repay the PortoCem BTG Loan.
In May 2024, the PortoCem Credit Note was replaced by a bridge financing agreement that allows PortoCem to borrow up to R$2.9 billion due in October 2025 ("PortoCem Bridge Loan"). PortoCem initially borrowed R$1.5 billion ($269,850 based on rates in effect at June 30, 2024), and this initial funding was used to repay the PortoCem Credit Note and to begin the development and construction of a power plant to deliver under the capacity reserve contracts acquired in the PortoCem Acquisition. The PortoCem Bridge Loan bears interest at the one-day interbank deposit futures rate in Brazil plus 4.25%, and no principal payments are required until maturity in October 2025.
The PortoCem Bridge Loan contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants. The PortoCem Bridge Loan does not contain any restrictive financial covenants.
Through June 30, 2024, the Company has incurred $10,542 in origination, structuring and other fees in connection with the entry into the PortoCem Credit Note and the PortoCem Bridge Loan. The lender in the PortoCem BTG Loan is also participating in the syndicate of lenders in the PortoCem Credit Note and the PortoCem Bridge Loan, and the repayment of the PortoCem BTG Loan and the PortoCem Credit Note was treated as a modification. The additional third-party fees associated with the PortoCem Bridge Loan of $236 were recognized as expense in the second quarter of 2024. As of June 30, 2024, total remaining unamortized deferred financing costs for the PortoCem Bridge Loan was $5,876.
Turbine Financing
In May 2024, the Company executed a loan agreement with a lender to borrow $148,500 under a promissory note secured by certain turbines owned by a wholly-owned subsidiary of the Company (the “Turbine Financing”). The Turbine Financing bears interest at 10.30%, and the principal is partially repayable in monthly installments over the 36-month term of the loan with the balance due upon maturity in June 2027.
The Turbine Financing contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants. The Turbine Financing does not contain any restrictive financial covenants. The Company was required to pay a deposit of approximately $5,963 that will be held by the lender throughout the term of the borrowing.
Proceeds received were net of upfront fees due to the lender, and through June 30, 2024, the Company has incurred $2,084 in origination, structuring and other fees, associated with entry into the Turbine Financing. As of June 30, 2024, total remaining unamortized deferred financing costs for the Turbine Financing was $2,037.
EB-5 Loan Agreement
On July 21, 2023, the Company entered into a loan agreement under the U.S. Citizenship and Immigration Services EB-5 Program (“EB-5 Loan Agreement”) to pay for the development and construction of a new green hydrogen facility in Texas. The maximum aggregate principal amount available under the EB-5 Loan Agreement is $100,000, and outstanding borrowings bear interest at a fixed rate of 4.75%. The loan matures 5 years from the initial advance with an option to extend the maturity by two one-year periods. It is expected that the loan will be secured by the Company's green hydrogen facility, and the Company has provided a guarantee of the obligations under the EB-5 Loan Agreement. In the six months ended June 30, 2024, an additional $37,072 was funded under the EB-5 Loan Agreement.
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
Interest expense

Interest and related amortization of debt issuance costs, premiums and discounts recognized during major development and construction projects are capitalized and included in the cost of the project. Interest expense, net of amounts capitalized, recognized for the three and six months ended June 30, 2024 and 2023 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest per contractual rates	$128,998	$75,160	$252,416	$139,419
Interest expense on Vessel Financing Obligation	49,428	52,465	98,515	106,795
Amortization of debt issuance costs, premiums and discounts	12,676	3,150	21,129	6,742
Interest expense incurred on finance lease obligations	124	1,218	722	1,686
Total interest costs	$191,226	$131,993	$372,782	$254,642
Capitalized interest	110,827	67,597	215,039	118,573
Total interest expense	$80,399	$64,396	$157,743	$136,069
Interest expense on the Vessel Financing Obligation includes non-cash expense of $30,694 and $63,887 for the three and six months ended June 30, 2024, respectively, and $32,460 and $82,363 for the three and six months ended June 30, 2023, respectively, related to payments received by Energos from third-party charterers.
20. Income Taxes
The effective tax rate for the three months ended June 30, 2024 was (4.1)% compared to 11.3% for the three months ended June 30, 2023. The total tax provision for the three months ended June 30, 2024 was $3,435 compared to a provision of $15,322 for the three months ended June 30, 2023. The effective tax rate for the six months ended June 30, 2024 was (488.4)% compared to 14.0% for the six months ended June 30, 2023. The total tax provision for the six months ended June 30, 2024 was $25,059 compared to a provision of $44,282 for the six months ended June 30, 2023. The Company's effective tax rate for the three and six months ended June 30, 2024 differs from the Company's statutory tax rate and the prior periods primarily due to decreases in pre-tax income in the US and foreign jurisdictions, as well as the establishment of additional valuation allowance in certain foreign entities. The reversal of net deferred tax assets in these foreign entities is not expected to be realizable.
21. Commitments and contingencies
The Company is subject to certain legal and regulatory proceedings, claims and disputes that arise in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

22. Earnings per share

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic
Numerator:
Net income (loss)	$(86,860)	$120,100	$(30,190)	$271,666
Net (income) loss attributable to non-controlling interests	(1,994)	(852)	(4,583)	(2,212)
Series A convertible preferred stock cumulative dividend	(1,190)	—	(1,332)	—
Net income attributable to Class A common stock	$(90,044)	$119,248	$(36,105)	$269,454

Denominator:
Weighted-average shares - basic	205,070,756	205,045,121	205,066,362	206,867,828
Net income per share - basic	$(0.44)	$0.58	$(0.18)	$1.30

Diluted
Numerator:
Net income (loss)	$(86,860)	$120,100	$(30,190)	$271,666
Net (income) loss attributable to non-controlling interests	(1,994)	(852)	(4,583)	(2,212)
Series A convertible preferred stock cumulative dividend	(1,190)	—	(1,332)	—
Adjustments attributable to dilutive securities	(1,018)	(304)	(1,768)	(1,954)
Net income (loss) attributable to Class A common stock	(91,062)	118,944	(37,873)	267,500

Denominator:
Weighted-average shares - diluted	205,851,364	205,711,467	205,846,970	207,534,174
Net income per share - diluted	$(0.44)	$0.58	$(0.18)	$1.29
The following table presents potentially dilutive securities excluded from the computation of diluted net income per share for the periods presented because its effects would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Unvested RSUs	—	—	1,557,599	—
Series A convertible preferred stock(1)	2,067,509	—	2,067,509	—
Total	2,067,509	—	3,625,108	—

(1) Represents the weighted average number of potentially dilutive shares that are anti-dilutive if the Series A convertible preferred stock was converted on the issuance date.
The Company declared and paid quarterly dividends totaling $20,507 and $20,503 during the three months ended June 30, 2024 and 2023, respectively, representing $0.10 per Class A share. The Company declared and paid dividends of $41,010 and $40,970 during the six months ended June 30, 2024 and 2023, respectively, representing $0.10 per Class A share.
During each of the three months ended June 30, 2024 and 2023, the Company paid dividends of $3,019 to holders of Golar LNG Partners LP's 8.75% Series A Cumulative Redeemable Preferred Units (“GMLP Series A Preferred Units”). During each of the six months ended June 30, 2024 and 2023, the Company paid dividends of $6,038 to holders of the GMLP

Series A Preferred Units. As these equity interests have been issued by one of the Company’s consolidated subsidiaries, the value of the GMLP Series A Preferred Units is recognized as non-controlling interest in the condensed consolidated financial statements.
During the second quarter of 2023, one of the Company's majority owned consolidated subsidiaries paid a dividend to all shareholders, and the dividend of $3,600 paid to the non-controlling shareholders has been recognized as non-controlling interest in the condensed consolidated financial statements.
The Company has accrued dividends on the Series A Convertible Preferred Stock of $1,190 and $1,332 for the three and six months ended June 30, 2024, respectively, which were paid on July 1, 2024.
Upon the sale of the vessel Mazo (Refer to Note 11), one of the Company's non-wholly owned subsidiaries paid a dividend using proceeds from the sale. The dividend of $8,662 paid to the other shareholder in this subsidiary was recognized as a reduction to non-controlling interest during the first quarter of 2024.
23. Share-based compensation
The Company has granted restricted stock units ("RSUs") to select officers, employees and certain non-employees under the New Fortress Energy Inc. 2019 Omnibus Incentive Plan. The fair value of RSUs on the grant date is estimated based on the closing price of the underlying shares on the grant date. The following table summarizes the RSU activity for the six months ended June 30, 2024:

	Restricted Stock Units	Weighted-average grant date fair value per share
Non-vested RSUs as of December 31, 2023	32,327	$27.12
Granted	2,786,112	32.66
Vested	(41,967)	29.75
Forfeited	(87,759)	32.41
Non-vested RSUs as of June 30, 2024	2,688,713	$32.68
The non-vested RSUs vest over periods from ten months to approximately two years following the grant date. The weighted-average remaining vesting period of non-vested RSUs totaled 1.10 years as of June 30, 2024.
In the second quarter of 2024, the Company granted an equity award to certain employees that will settle in shares of a subsidiary owning the Company's Brazilian operations. The grant date fair value of this award was $53,958, and the award contains a service condition that will vest in annual increments through March 31, 2027. Compensation expense of $2,018 associated with this award is included in the table below.
For the three months and six months ended June 30, 2024, the Company recognized compensation costs associated with equity awards in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as follows:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Operations and maintenance	$82	$99
Selling, general and administrative	19,982	25,213
Total share-based compensation expense	$20,064	$25,312
During the three and six months ended June 30, 2024, the Company recognized a reversal of cumulative compensation expense of $161 for forfeited RSU awards. The Company recognizes the income tax benefits resulting from vesting of RSUs in the period of vesting, to the extent the compensation expense has been recognized. As of June 30, 2024, unrecognized compensation costs from non-vested RSUs was $65,783, and unrecognized compensation costs for other equity awards that will settle in shares of a subsidiary owning the Company's Brazilian operations was $51,940.
24. Related party transactions
Management services
Messrs. Edens, chief executive officer and chairman of the Board of Directors, and Nardone, member of the Board of Directors, are currently employed by Fortress Investment Group LLC (“Fortress”). In the ordinary course of business, Fortress, through affiliated entities, charges the Company for administrative and general expenses incurred pursuant to its Administrative Services Agreement (“Administrative Agreement”). The charges under the Administrative Agreement that are attributable to the Company totaled a credit of $167 and expenses of $1,296 for the three months ended June 30, 2024 and 2023, respectively, and totaled expenses of $1,808 and $2,641 for the six months ended June 30, 2024 and 2023, respectively. Costs associated with the Administrative Agreement are included within Selling, general and administrative in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As of June 30, 2024 and December 31, 2023, $1,741 and $5,691 were due to Fortress, respectively.
In addition to administrative services, Mr. Edens owns an aircraft that we charter from a third party operator for business purposes in the ordinary course of operations. The Company incurred, at market rates, charter costs of $514 and $640 for the three months ended June 30, 2024 and 2023, respectively, and $1,084 and $1,411 for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, $661 and $1,095 was due, respectively.
Fortress affiliated entities
The Company provides certain administrative services to related parties including entities affiliated with Fortress. No costs are incurred for such administrative services by the Company as the Company is fully reimbursed for all costs incurred. The Company has subleased a portion of office space to affiliates of entities managed by Fortress, and for the three months ended June 30, 2024 and 2023, $244 and $331 of rent and office related expenses were incurred by these affiliates, respectively. For the six months ended June 30, 2024 and 2023, $462 and $541 of rent and office related expenses were incurred by these affiliates, respectively. As of June 30, 2024 and December 31, 2023, $2,019 and $1,547 were due from affiliates, respectively.
Additionally, an entity formerly affiliated with Fortress and currently owned by Messrs. Edens and Nardone provides certain administrative services to the Company, as well as providing office space under a month-to-month non-exclusive license agreement. The Company incurred rent and administrative expenses of $217 and $660 for the three months ended June 30, 2024 and 2023, respectively, and $900 and $1,249 for the six months ended June 30, 2024 and 2023, respectively. In May 2024, this affiliate assigned the office lease to the Company, and after this point, the Company no longer incurs rent expense with this affiliate. As of June 30, 2024 and December 31, 2023, $3,602 and $2,702 were due to Fortress affiliated entities, respectively.
Land leases
The Company has leased land from Florida East Coast Industries, LLC (“FECI”), which is controlled by funds managed by an affiliate of Fortress. The Company recognized expense related to the land lease of $134 and $126 during the three months ended June 30, 2024 and 2023, respectively, and $237 and $252 during the six months ended June 30, 2024 and 2023, respectively, which was included within Operations and maintenance in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The Company has amounts due to FECI of $0 and $92 as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024 and December 31, 2023, the Company has recorded a lease liability of $3,409 and $3,368, respectively, within Non-current lease liabilities on the Condensed Consolidated Balance Sheets.
In September 2023, the Company entered into a lease agreement to lease land from Jefferson Terminal South LLC, which is an indirect, majority-owned subsidiary of a public company which is managed by an affiliate of Fortress. As of June 30, 2024, the Company has recorded a right-of-use asset of $3,711 and a lease liability of $4,094 on the Condensed Consolidated Balance Sheets. As of December 31, 2023, the Company recorded a right-of-use asset of $3,885 and a lease liability of $4,098 on the Condensed Consolidated Balance Sheets.

DevTech investment
In August 2018, the Company entered into a consulting arrangement with DevTech Environment Limited (“DevTech”) to provide business development services to increase the customer base of the Company. DevTech also contributed cash consideration in exchange for a 10% interest in a consolidated subsidiary. The 10% interest was reflected as non-controlling interest in the Company’s condensed consolidated financial statements. The Company recognized $136 and $96 in expense within Selling, general and administrative for the three months ended June 30, 2024 and 2023, respectively, and $264 and $201 in expense within Selling, general and administrative for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, $136 and $106 were due to DevTech, respectively.
25. Segments
As of June 30, 2024, the Company operates in two reportable segments: Terminals and Infrastructure and Ships:
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
The Terminal and Infrastructure segment includes realized gains and losses from the settlement of derivative transactions entered into as economic hedges to reduce market risks associated with commodity prices.
•Ships includes vessels that are leased to customers under long-term arrangements, and as of June 30, 2024, four vessels are included in this segment. The Company’s investment in Energos was also included in the Ships segment prior to the disposition of this investment in the first quarter of 2024. Ships Operating Margin also included our effective share of revenue, expenses and operating margin attributable to our ownership of the common units of Hilli LLC prior to the disposition of this investment in first quarter of 2023.
The CODM uses Segment Operating Margin to evaluate the performance of the segments and allocate resources. Segment Operating Margin is defined as the segment’s revenue less cost of sales less operations and maintenance less vessel operating expenses, excluding unrealized gains or losses to financial instruments recognized at fair value. The CODM includes deferred earnings from contracted sales for which a prepayment was received in the current period in the segment measure.
Management considers Segment Operating Margin to be the appropriate metric to evaluate and compare the ongoing operating performance of the Company’s segments on a consistent basis across reporting periods as it eliminates the effect of items which management does not believe are indicative of each segment’s operating performance.
The table below presents segment information for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(4)	Consolidated
Statement of operations:
Total revenues	$385,428	$42,578	$428,006	$—	$428,006
Cost of sales	221,860	—	221,860	—	221,860
Vessel operating expenses	—	8,503	8,503	—	8,503
Operations and maintenance	39,292	—	39,292	—	39,292
Deferred earnings from contracted sales(5)	90,000	—	90,000	(90,000)	—
Segment Operating Margin	$214,276	$34,075	$248,351	$(90,000)	$158,351
Balance sheet:
Total assets	$10,761,090	$647,287	$11,408,377	$—	$11,408,377
Other segmental financial information:
Capital expenditures(2)	$646,558	$—	$646,558	$—	$646,558

	Six Months Ended June 30, 2024
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(4)	Consolidated
Statement of operations:
Total revenues	$1,033,165	$85,162	$1,118,327	$—	$1,118,327
Cost of sales	450,977	—	450,977	—	450,977
Vessel operating expenses	—	16,899	16,899	—	16,899
Operations and maintenance	107,840	—	107,840	—	107,840
Deferred earnings from contracted sales(5)	90,000	—	90,000	(90,000)	—
Segment Operating Margin	$564,348	$68,263	$632,611	$(90,000)	$542,611
Balance sheet:
Total assets	$10,761,090	$647,287	$11,408,377	$—	$11,408,377
Other segmental financial information:
Capital expenditures(2)	$1,130,813	$—	$1,130,813	$—	$1,130,813

	Three Months Ended June 30, 2023
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(4)	Consolidated
Statement of operations:
Total revenues	$495,504	$65,841	$561,345	$—	$561,345
Cost of sales(1) (3)	222,371	—	222,371	3,397	225,768
Vessel operating expenses	—	11,443	11,443	—	11,443
Operations and maintenance	33,697	—	33,697	—	33,697
Segment Operating Margin	$239,436	$54,398	$293,834	$(3,397)	$290,437
Balance sheet:
Total assets	$7,924,074	$1,211,165	$9,135,239	$—	$9,135,239
Other segmental financial information:
Capital expenditures(2)	$1,316,805	$—	$1,316,805	$—	$1,316,805

	Six Months Ended June 30, 2023
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(4)	Consolidated
Statement of operations:
Total revenues	$998,112	$163,758	$1,161,870	$(21,394)	$1,140,476
Cost of sales(1) (3)	296,169	—	296,169	114,537	410,706
Vessel operating expenses	—	30,682	30,682	(5,948)	24,734
Operations and maintenance	60,368	—	60,368	—	60,368
Segment Operating Margin	$641,575	$133,076	$774,651	$(129,983)	$644,668
Balance sheet:
Total assets	$7,924,074	$1,211,165	$9,135,239	$—	$9,135,239
Other segmental financial information:
Capital expenditures(2)	$2,248,628	$—	$2,248,628	$—	$2,248,628
(1) Cost of sales in the Company’s segment measure only includes realized gains and losses on derivative transactions that are an economic hedge of our commodity purchases and sales, and realized losses of $3,911 and gains of $141,853 for the three and six months ended June 30, 2023, respectively, were recognized within Cost of sales in the segment measure. There were no commodity swap transactions in 2024.
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
(4) Consolidation and Other adjusts for the inclusion of deferred earnings from contracted sales of $90,000 (Note 6). In 2023, the effective share of revenues, expenses and operating margin attributable to the Company's ownership of the common units of Hilli LLC in the segment measure prior to the disposition of this investment, as well as unrealized mark-to-market gain or loss on derivative instruments, are also removed.
(5) Deferred earnings from contracted sales represent forward sales transactions that were contracted in the current period and prepayment for these sales was received. Revenue will be recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when delivery under these forward sales transactions is completed in the third and fourth quarters of 2024.
Consolidated Segment Operating Margin is defined as net income, adjusted for selling, general and administrative expenses, transaction and integration costs, depreciation and amortization, asset impairment expense, loss on sale of assets, interest expense, other expense, net, loss on extinguishment of debt, net, tax provision and income from equity method investments.
The following table reconciles Net income (loss), the most comparable financial statement measure, to Consolidated Segment Operating Margin:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of $)	2024	2023	2024	2023
Net income (loss)	$(86,860)	$120,100	$(30,190)	$271,666
Add:
Selling, general and administrative	70,578	55,803	141,332	107,941
Transaction and integration costs	1,760	1,554	3,131	2,048
Depreciation and amortization	37,413	42,115	87,904	76,490
Interest expense	80,399	64,396	157,743	136,069
Other expense (income), net	47,354	(6,584)	66,466	18,421
Asset impairment expense	4,272	—	4,272	—
Loss on sale of assets, net	—	—	77,140	—
Loss on extinguishment of debt, net	—	—	9,754	—
Tax provision (benefit)	3,435	15,322	25,059	44,282
(Income) from equity method investments	—	(2,269)	—	(12,249)
Consolidated Segment Operating Margin	$158,351	$290,437	$542,611	$644,668

26. Subsequent events
FLNG2 Credit Agreement
On July 19, 2024, the Company entered into a credit agreement (the “FLNG2 Credit Agreement”) for a senior secured, multiple-draw term loan facility in an aggregate principal amount of up to $700,000 (the loans made under the term loan facility, the “FLNG2 Term Loans”). The proceeds from the FLNG2 Term Loans will be used to pay (i) costs of the construction and development of our 1.4 MTPA onshore FLNG project in Altamira (the “Altamira Onshore Project”), including to reimburse the Company for certain equity contributions made in connection with the Altamira Onshore Project and (ii) fees and expenses incurred in connection with the Altamira Onshore Project. The initial and subsequent funding of the FLNG2 Term Loans are subject to certain conditions, including the condition to the initial funding that initial generation of LNG from our offshore FLNG facility at Altamira (the “FLNG1 Project”) had been achieved. Such condition was satisfied, and initial funding occurred. The remaining commitments for subsequent funding expire on the earliest of

June 30, 2026, the date of completion of the Onshore Altamira Project (the “Completion Date”) and the date that the commitments are reduced to zero or terminated.
The FLNG2 Term Loans will mature on July 19, 2027 and are payable in full on the maturity date. In the event that the Company’s existing 2025 Notes or 2026 Notes are not refinanced or repaid at least 60 days prior to their respective maturities, the Term Loans will become due and payable on such date.
The obligations under the FLNG2 Credit Agreement are guaranteed, jointly and severally, on a senior secured basis by each subsidiary that is a guarantor under the 2025 Notes, 2026 Notes, 2029 Notes, the Company’s Revolving Facility, the Company’s letter of credit facility (the “Letter of Credit Facility”) and the Company’s Term Loan B, other than the guarantors comprising the FLNG1 Project (who guarantee the Revolving Facility, the Letter of Credit Facility, and the Term Loan B). The obligations under the FLNG 2 Credit Agreement are secured by substantially the same collateral as the collateral securing such facilities, with the exception of the collateral comprising the FLNG1 Project (which secures the Revolving Facility, the Letter of Credit Facility, and the Term Loan B). Additionally, the FLNG2 Term Loans are guaranteed by the entities, and secured by the assets, comprising the Onshore Altamira Project. An equal priority intercreditor agreement governs the treatment of the collateral.
The FLNG2 Term Loans will bear interest at a per annum rate equal to Term SOFR (as defined in the FLNG2 Credit Agreement) plus 3.75%, or at a base rate plus 2.75%. Each of the foregoing will increase by 0.25% every 180 days beginning on June 30, 2025. The Company may prepay the FLNG2 Term Loans at its option without premium or penalty at any time subject to customary break funding costs. The Company is required to prepay the FLNG2 Term Loans with the net proceeds of certain asset sales, condemnations, debt and convertible securities issuances, and extraordinary receipts related to the Onshore Altamira Project, in each case, subject to certain exceptions and thresholds. Additionally, commencing with the first fiscal quarter after the Completion Date, the Company will be required to prepay the FLNG2 Term Loans with the Onshore Altamira Project’s Excess Cash Flow (as defined in the FLNG2 Credit Agreement).
The FLNG2 Credit Agreement contains usual and customary representations and warranties for financings of this type, including certain representations and warranties related to the Onshore Altamira Project, and usual and customary affirmative and negative covenants for financings of this type, including, but not limited to: limitations on liens, indebtedness and dispositions, loans, advances and investments, sale and leaseback transactions, restricted payments; covenants regarding transactions with affiliates, limitations on dividends and other payment restrictions affecting subsidiaries, limitations on modifications of indebtedness, requirements to comply with the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The FLNG2 Credit Agreement includes certain other covenants related solely to the Onshore Altamira Project, including limitations on capital expenditures, restrictions on additional accounts, and restrictions on amendments or termination of certain material documents related to the Onshore Altamira Project. The FLNG2 Credit Agreement further requires compliance with certain environmental and social standards in relation to the Onshore Altamira Project, and delivery of periodic reports on the construction and operation of the Onshore Altamira Project as well as compliance with applicable environmental and social standards.
The Company must also comply with certain financial covenants. Beginning with the quarter ending December 31, 2024, the Company must not permit, as of the last day of any test period, the Debt to Capitalization Ratio (as defined in the FLNG2 Credit Agreement) to exceed 0.7:1.0. For quarters in which the Revolving Facility is greater than 50% drawn, the Debt to Annualized EBITDA Ratio (as defined in the FLNG2 Credit Agreement) must not exceed 4.0:1.0.
The FLNG2 Credit Agreement also contains usual and customary events of default (subject to certain thresholds and grace periods), including non-payment of principal, interest, fees and other amounts; material breach of a representation or warranty; acceleration on other material debt; bankruptcy or insolvency; defaults related to ERISA; material judgments; and change of control.
Backstop Financing Agreement
On August 8, 2024, the Company entered into the Backstop Agreement, which provides backstop committed financing to refinance in full the Company’s outstanding 2025 Notes that mature in September 2025. For more information, see Note 19.

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
Unless the context indicates otherwise, references to “Company,” “NFE,” “we,” “our,” “us” or like terms refer to New Fortress Energy Inc. and its subsidiaries.
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
Our Terminals and Infrastructure segment includes the entire production and delivery chain from natural gas procurement and liquefaction to logistics, shipping, facilities and conversion or development of natural gas-fired power generation. We currently source LNG from long-term supply agreements with third-party suppliers and from our own liquefaction facility in Miami, Florida. We expect to begin to source a portion of our LNG from our modular floating liquefaction facilities, which we refer to as "Fast LNG" or "FLNG." Our first FLNG facility began producing LNG in July 2024. Following the anticipated sale of our Miami Facility, we expect to continue sourcing LNG from third parties and for a portion of our supply to be generated by our first FLNG unit. The Terminals and Infrastructure segment includes all terminal operations in Jamaica, Puerto Rico, Mexico and Brazil, as well as vessels utilized in our terminal or logistics operations. We centrally manage our LNG supply and the deployment of our vessels utilized in our terminal or logistics operations, which allows us to optimally manage our LNG supply and fleet.
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
In March 2024, our contract to provide emergency power services to support the grid stabilization project was terminated. We are pursuing a $659 million request for equitable adjustment related to the early termination of our contract. The actual amount of any such adjustment and the timing of any related payments may be materially different than management’s current estimate. As a result, the Company cannot offer any assurance as to the actual amount that may be recovered pursuant to such request or subsequent claim, if any. As the outcome of this process is uncertain, we have not recognized any revenue associated with the close out of our contract.
In March 2024, we completed a series of transactions that included the sale of turbines and related equipment deployed to support the grid stabilization project to PREPA under an Asset Purchase Agreement ("APA"). The purchase price was $306.6 million, and the APA includes an option for PREPA to purchase three additional turbines for additional purchase price of $65.7 million. We recognized a loss of $77.5 million in Loss on sale of assets, net in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
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
Miami Facility
Our Miami Facility began operations in April 2016. This facility has liquefaction capacity of approximately 8,300 MMBtu of LNG per day and enables us to produce LNG for sales directly to industrial end-users in southern Florida, including Florida East Coast Railway via our train loading facility, and other customers throughout the Caribbean using ISO containers. On June 30, 2024, the Company entered into a definitive agreement to sell its Miami Facility for $62 million. The transaction is expected to close in the third quarter of 2024 subject to customary terms and conditions.
Our LNG Supply and Cargo Sales
NFE provides reliable, affordable and clean energy supplies to customers around the world that we plan to satisfy through the following sources: 1) our current contractual supply commitments; 2) additional LNG supply contracts expected to commence in 2027; and 3) supply from our own Fast LNG production. We have secured commitments to purchase and receive physical delivery of LNG volumes for 100% of our expected committed volumes for each of our downstream terminals inclusive of our Montego Bay Facility, Old Harbour Facility, San Juan Facility, La Paz Facility, Puerto Sandino Facility, Barcarena Facility and Santa Catarina Facility. Additionally, we have binding contracts for LNG volumes from two separate U.S. LNG facilities, each with a 20-year term, which are expected to commence in 2027. Finally, we plan to commence production from our own Fast LNG facilities, the first of which began to produce LNG in July 2024. We plan to expand that capacity when additional Fast LNG units come online.
Natural gas and LNG markets have experienced unprecedented price volatility in recent years. The majority of our LNG supply contracts are based on a natural gas-based index, Henry Hub, plus a contractual spread. We limit our exposure to fluctuations in natural gas prices as our pricing in contracts with customers is largely based on the Henry Hub index price plus a fixed fee component. Additionally, with our own Fast LNG production, we plan to further mitigate our exposure to variability in LNG prices. In 2022 and 2023, our revenue and results of operations benefited from selling cargos into the global LNG market. As FLNG facilities commence production, our long-term strategy is to sell substantially all cargos produced to customers on a long-term, take-or-pay basis through our downstream terminals.
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
In August 2022, we completed a transaction (the “Energos Formation Transaction”) with an affiliate of Apollo Global Management, Inc., pursuant to which we transferred ownership of eleven vessels to Energos in exchange for approximately $1.85 billion in cash and a 20% equity interest in Energos. Ten of the vessels were subject to current or future charters with NFE and one vessel (the Nanook) was not subject to a future NFE charter. The in-place and future charters to NFE of ten vessels prevent the recognition of the sale of those vessels to Energos, and the proceeds associated with these vessels have been treated as a failed sale leaseback. As a result, these ten vessels continue to be recognized on our Consolidated Balance Sheet as Property, plant and equipment, and the proceeds are recognized as debt. Consistent with this treatment as a failed sale leaseback, (i) the third party charter revenues continue to be recognized by us as Vessel charter revenue; (ii) the costs of operating the vessels is included in Vessel operating expenses for the remaining terms of the third-party charters and (iii) such revenues are included as part of debt service for the sale leaseback financing debt and are included in additional financing costs within Interest expense, net. In February 2024, we sold substantially all of our stake in Energos.
Our Development Projects
Our projects currently under development include our development of a series of modular liquefaction facilities to provide a source of low-cost supply of LNG to customers around the world through our Fast LNG technologies; our LNG terminal facility and power plant in Puerto Sandino, Nicaragua (“Puerto Sandino Facility”); our LNG terminal (“Barcarena Facility”) and power plants (“Barcarena Power Plant” and "PortoCem Power Plant") located in Pará, Brazil; our LNG terminal located on the southern coast of Brazil ("Santa Catarina Terminal"); our LNG terminal (“Ireland Facility”) and power plant in Ireland, our first green hydrogen project ("ZeroPark I") and Klondike Digital Infrastructure, our newly-launched power and data center infrastructure business ("Klondike"). We are also in active discussions to develop projects in multiple regions around the world that may have significant demand for additional power, LNG and natural gas, although there can be no assurance that these discussions will result in additional contracts or that we will be able to achieve our target revenue or results of operations.
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
Altamira
In the first quarter of 2023, we executed an agreement with CFE to supply natural gas for one FLNG unit located off the coast of Altamira, Tamaulipas, Mexico. The 1.4 million ton per annum (“MTPA”) FLNG unit will utilize CFE’s firm pipeline transportation capacity on the Sur de Texas-Tuxpan Pipeline to receive feedgas volumes. Our first FLNG unit has been installed and connected to the gas pipeline at Altamira, and we are in the process of commissioning the project. While we experienced a delays in commissioning our first FLNG unit, which impacted our results of operations in this period and may impact our results in future periods, in July 2024, we began to produce LNG, and we expect to achieve run-rate production later in 2024.
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
Puerto Sandino Facility
We are developing a liquefied natural gas receiving, transloading and regasification facility in Puerto Sandino, Nicaragua, as well as a pipeline connecting the facility with our Puerto Sandino Power Plant. We have entered into a 25-year PPA with Nicaragua’s electricity distribution companies, and we expect to utilize approximately 57,000 MMBtu from LNG per day to provide natural gas to the Puerto Sandino Power Plant in connection with the 25-year power purchase agreement. As part of our long-term strategy, we are evaluating solutions to optimize power generation and delivery to other markets, connected to our power plant through a regional transmission line starting in 2025.
Barcarena Facility
The Barcarena Facility consists of an FSRU and associated infrastructure, including mooring and offshore and onshore pipelines. The Barcarena Facility is capable of processing over one million MMBtu from LNG per day and storing up to 160,000 cubic meters of LNG. We have entered into a 15-year gas supply agreement with a subsidiary of Norsk Hydro ASA for the supply of natural gas to the Alunorte Alumina Refinery in Pará, Brazil, through our Barcarena Facility. We substantially completed our Barcarena Facility in 2022 and expect to commence operations, including delivery to the Alunorte Alumina Refinery in the second half of 2024.
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
In March 2024, we closed the acquisition of PortoCem Geração de Energia S.A. ("PortoCem"), a wholly-owned subsidiary of Ceiba Fundo de Investimento em Participações Multiestratégia- Investimento no Exterior ("Ceiba Energy") in exchange for newly issued 4.8% NFE redeemable Series A Convertible Preferred Stock. PortoCem is the owner of a 15-year 1.6GW capacity reserve contract in Brazil. We have received approval to transfer the 1.6 GW capacity reserve contract to a site owned by NFE that is adjacent to the Barcarena Facility, where NFE will build the PortoCem Power Plant to supply the capacity reserve contract using gas from the Barcarena Facility. We expect to begin delivering electricity under the acquired capacity reserve contract in July 2026.
Santa Catarina Facility
The Santa Catarina Facility is located on the southern coast of Brazil and consists of an FSRU with a processing capacity of approximately 500,000 MMBtu from LNG per day and LNG storage capacity of up to 138,000 cubic meters. We have developed a 33-kilometer, 20-inch pipeline that connects the Santa Catarina Facility to the existing inland Transportadora Brasileira Gasoduto Bolivia-Brasil S.A. (“TBG”) pipeline via an interconnection point in the municipality of Garuva. The Santa Catarina Facility and associated pipeline are expected to have a total addressable market of 15 million cubic meters per day. We expect to complete commissioning of our Santa Catarina Facility and commence operations in the second half of 2024.
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
Our first clean hydrogen project, known as ZeroPark I, is located in Beaumont, Texas. The ZeroPark I facility is sited within a 10-mile radius of the two largest refineries in the western hemisphere and numerous petrochemical manufacturers, many of which require significant amounts of hydrogen for their businesses. ZeroPark I, as planned, could use up to 200 MW of power, constructed in two distinct phases, each using 100 MW of electrolysis technology. In total, ZeroPark I is expected to produce up to 86,000 kg of clean hydrogen per day, or approximately 31,000 TPA. We have commenced design, engineering and permitting for ZeroPark I and expect to commence operations on the first phase in 2025. Additionally, we have secured a binding offtake commitment for the clean hydrogen produced at ZeroPark I. Once completed, we expect ZeroPark I to be the largest green hydrogen plant in the United States.
Recent Developments
The Company recently launched Klondike, a power and data center development business dedicated to working with hyperscale customers to build and operate data centers. This venture comes in response to a significant need for turnkey digital infrastructure to support the next stage of explosive growth in artificial intelligence.
Klondike will employ independent power sources that utilize behind-the-meter on-site power. This innovative approach is designed to address all major constraints of digital infrastructure development, providing grid stability, significant transmission capacity, power reliability, energy cost savings, and scalability. This approach not only reduces the demand for power from the grid but also contributes power back to it.
Klondike is currently developing a geographically diverse portfolio of data center sites to satisfy the requirements of hyperscale users. Klondike has more than 1,000 acres of developable land across sites in Brazil, Ireland, and the United States that it either owns or leases. These locations have large existing power plants or permits in process to build several gigawatts of power, connectivity to fiber networks, access to transmission and water.
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
Results of Operations – Three Months Ended June 30, 2024 compared to Three Months Ended March 31, 2024 and Six Months Ended June 30, 2024 compared to Six Months Ended June 30, 2023
Performance of our two segments, Terminals and Infrastructure and Ships, is evaluated based on Segment Operating Margin. Segment Operating Margin reconciles to Consolidated Segment Operating Margin as reflected below, which is a non-GAAP measure. We reconcile Consolidated Segment Operating Margin to GAAP Gross margin, inclusive of depreciation and amortization. Consolidated Segment Operating Margin is mathematically equivalent to Revenue minus Cost of sales (excluding depreciation and amortization reflected separately) minus Operations and maintenance minus Vessel operating expenses, each as reported in our financial statements. We believe this non-GAAP measure, as we have defined it, offers a useful supplemental measure of the overall performance of our operating assets in evaluating our profitability in a manner that is consistent with metrics used for management’s evaluation of the overall performance of our operating assets.
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

The tables below present our segment information for the three months ended June 30, 2024 and March 31, 2024, and for the six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended June 30, 2024
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(3)	Consolidated
Total revenues	$385,428	$42,578	$428,006	$—	$428,006
Cost of sales(1)(2)	221,860	—	221,860	—	221,860
Vessel operating expenses(4)	—	8,503	8,503	—	8,503
Operations and maintenance(4)	39,292	—	39,292	—	39,292
Deferred earnings from contracted sales(5)	90,000	—	90,000	(90,000)	—
Segment Operating Margin	$214,276	$34,075	$248,351	$(90,000)	$158,351

Three Months Ended June 30, 2024
(in thousands of $)	Consolidated
Gross margin (GAAP)	$120,938
Depreciation and amortization	37,413
Consolidated Segment Operating Margin (Non-GAAP)	$158,351

	Three Months Ended March 31, 2024
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(3)	Consolidated
Total revenues	$647,737	$42,584	$690,321	$—	$690,321
Cost of sales(2)	$229,117	—	229,117	—	229,117
Vessel operating expenses(4)	—	8,396	8,396	—	8,396
Operations and maintenance(4)	$68,548	—	68,548	—	68,548
Segment Operating Margin	$350,072	$34,188	$384,260	$—	$384,260

Three Months Ended March 31, 2024
(in thousands of $)	Consolidated
Gross margin (GAAP)	$333,769
Depreciation and amortization	50,491
Consolidated Segment Operating Margin (Non-GAAP)	$384,260

	Six Months Ended June 30, 2024
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(3)	Consolidated
Total revenues	$1,033,165	$85,162	$1,118,327	$—	$1,118,327
Cost of sales(1)(2)	450,977	—	450,977	—	450,977
Vessel operating expenses(4)	—	16,899	16,899	—	16,899
Operations and maintenance(4)	107,840	—	107,840	—	107,840
Deferred earnings from contracted sales(5)	90,000	—	90,000	(90,000)	—
Segment Operating Margin	$564,348	$68,263	$632,611	$(90,000)	$542,611

Six Months Ended June 30, 2024
(in thousands of $)	Consolidated
Gross margin (GAAP)	$454,707
Depreciation and amortization	87,904
Consolidated Segment Operating Margin (Non-GAAP)	$542,611

	Six Months Ended June 30, 2023
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(3)	Consolidated
Total revenues	$998,112	$163,758	$1,161,870	$(21,394)	$1,140,476
Cost of sales(1)(2)	296,169	—	296,169	114,537	410,706
Vessel operating expenses(4)	—	30,682	30,682	(5,948)	24,734
Operations and maintenance(4)	60,368	—	60,368	—	60,368
Segment Operating Margin	$641,575	$133,076	$774,651	$(129,983)	$644,668

Six Months Ended June 30, 2023
(in thousands of $)	Consolidated
Gross margin (GAAP)	$568,178
Depreciation and amortization	76,490
Consolidated Segment Operating Margin (Non-GAAP)	$644,668
(1) Cost of sales in our segment measure only includes realized gains and losses on derivative transactions that are economic hedges of our commodity purchases and sales, and realized gains of $141.9 million for the six months ended June 30, 2023 were recognized as a reduction to Cost of sales in the segment measure. No such transactions were completed in 2024.
The Company recognized unrealized losses of $108.3 million on the mark-to-market value of derivative transactions for the six months ended June 30, 2023, and these losses reconcile Cost of sales in the segment measure to Cost of sales in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
The Company has excluded contract acquisition costs that do not meet the criteria for capitalization from the segment measure. Contract acquisition costs of $6.2 million for the six months ended June 30, 2023 are shown as a reduction to Cost of sales in the segment measure.

(2) Cost of sales is presented exclusive of costs included in Depreciation and amortization in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
(3) Consolidation and Other adjusts for the inclusion of deferred earnings on contracted LNG sales of $90,000. The effective share of revenues, expenses and operating margin attributable to the Company's ownership of the common units of Hilli LLC in the segment measure, prior to the disposition to this investment, as well as unrealized mark-to-market gain or loss on derivative instruments, are also removed.
(4) Operations and maintenance and Vessel operating expenses are directly attributable to revenue-producing activities of our terminals and vessels and are included in the calculation of Gross margin defined under GAAP.
(5) Deferred earnings from contracted sales represent forward sales transactions that were contracted in the current period and prepayment for these sales was received. Revenue will be recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when delivery under these forward sales transactions is completed in the third and fourth quarters of 2024.
Terminals and Infrastructure Segment

	Three Months Ended,
(in thousands of $)	June 30, 2024	March 31, 2024	Change
Total revenues	$385,428	$647,737	$(262,309)
Cost of sales (exclusive of depreciation and amortization)	221,860	229,117	(7,257)
Operations and maintenance	39,292	68,548	(29,256)
Deferred earnings from contracted sales	90,000	—	90,000
Segment Operating Margin	$214,276	$350,072	$(135,796)

	Six Months Ended,
(in thousands of $)	June 30, 2024	June 30, 2023	Change
Total revenues	$1,033,165	$998,112	$35,053
Cost of sales (exclusive of depreciation and amortization)	450,977	296,169	154,808
Operations and maintenance	107,840	60,368	47,472
Deferred earnings from contracted sales	90,000	—	90,000
Segment Operating Margin	$564,348	$641,575	$(77,227)
Total revenue
Total revenue for the Terminals and Infrastructure Segment decreased by $262.3 million for the three months ended June 30, 2024 as compared to the three months ended March 31, 2024. The decrease was primarily driven by decreases to revenue earned in our Puerto Rican operations after the termination of our contract to support the grid stabilization project late in the first quarter of 2024.
Additionally, volumes delivered to downstream terminal customers decreased from 22.0 TBtu in the first quarter of 2024 to 20.2 TBtu in the second quarter of 2024, which was primarily due to contract termination and maintenance in our Puerto Rico operations. The average Henry Hub index pricing used to invoice our downstream customers decreased by 15% for the three months ended June 30, 2024 as compared to the three months ended March 31, 2024.
Total revenue for the Terminals and Infrastructure Segment increased by $35.1 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, and the increase in revenue was primarily attributable to the following:
•For the six months ended June 30, 2024, volumes delivered to downstream customers were 42.1 TBtu as compared to 26.1 TBtu for the six months ended June 30, 2023. We delivered gas for two and half months for the grid stabilization project in Puerto Rico during the first half of 2024, while the project was just ramping up during the second quarter of 2023.
•In the third quarter of 2023, we started providing operations and maintenance services to PREPA's thermal generation assets recognizing $109.6 million of revenue during the six months ended June 30, 2024.
Although we delivered significantly higher volumes in the current year, our revenue was impacted by lower Henry Hub pricing and lower cargo sale revenue.
•The average Henry Hub index pricing used to invoice our downstream customers decreased by 25% for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.
•The Company had $24.5 million in cargo sales for the six months ended June 30, 2024. Revenue from cargos sales was $617.1 million for the six months ended June 30, 2023
Cost of sales
Cost of sales includes the procurement of feed gas or LNG, as well as shipping and logistics costs to deliver LNG or natural gas to our facilities. Historically, our LNG and natural gas supply has been purchased from third parties or converted in our Miami Facility. Following the anticipated sale of our Miami Facility, we expect to continue sourcing LNG from third parties and for a portion of our supply to be generated by our first FLNG unit. Costs to convert natural gas to LNG, including labor, depreciation and other direct costs to operate our liquefaction facilities are also included in Cost of sales. Starting in the third quarter of 2023, our subsidiary, Genera, began to provide operations and maintenance services to PREPA's thermal generation assets, and cost to provide these services is included in Cost of sales. Under our contract with PREPA, we pass all of these costs onto PREPA, and such billings are recognized as revenue.
Cost of sales decreased by $7.3 million for the three months ended June 30, 2024 as compared to the three months ended March 31, 2024, which was attributable to lower cost of gas purchased and volumes delivered. We delivered 8% less volumes to our downstream terminal customers during the three months ended June 30, 2024 compared to the three months ended March 31, 2024. Our cost to deliver natural gas volumes decreased to $6.42 per MMBtu for the three months ended June 30, 2024 from $6.96 per MMBtu for the three months ended March 31, 2024. After our FLNG asset is fully commissioned and operational, we expect to be able to produce materially cheaper LNG than the LNG purchased under our supply contracts.
Cost of sales increased by $154.8 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, which was attributable to the following activity:
•In the six months ended June 30, 2023, realized gains of $141.9 million from the settlement of commodity swap transactions, entered into as an economic hedge to reduce the market risks associated with commodity prices, were included as reduction of cost of sales in the segment measure. For segment performance measures, unrealized mark to market gains and losses are excluded until settled. No such transactions occurred in the current period.
•We incurred increased cost of LNG purchased from third parties for sale to our downstream customers of $71.1 million during the six months ended June 30, 2024 due to increased volumes delivered. We delivered 61% more volume to our downstream terminal customers in the current period. While we delivered significantly more volumes to our downstream customers, our pricing to purchase LNG for delivery to such customers was lower, decreasing to $6.65 per MMBtu for the six months ended June 30, 2024 from $7.66 per MMBtu for the six months ended June 30, 2023.
•Vessel costs increased by $47.3 million, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. In 2023, we chartered additional vessels to enable us to rapidly have the infrastructure available to deliver additional LNG to Puerto Rico to support the grid stabilization contract. In future periods, we expect our vessel costs to decrease as we optimize our supply chain to Puerto Rico with fewer and less costly vessels. We were also able to sub-charter certain vessels for a portion of the current period, earning incremental charter revenue.

•We recognized additional payroll and other operating costs of $47.6 million to provide services under Genera's operations and maintenance contract; these costs are passed onto PREPA. No such costs were incurred during the six months ended June 30, 2023 as our contract commenced on July 1, 2023.
•We incurred decreased cost of LNG purchased from third parties for LNG cargo sales of $162.2 million during the six months ended June 30, 2024 as our LNG cargo sale activity has been significantly lower in the first half of 2024.
The weighted-average cost of our LNG inventory balance to be used in our operations as of June 30, 2024 and December 31, 2023 was $7.30 per MMBtu and $8.09 per MMBtu, respectively.
Operations and maintenance
Operations and maintenance includes costs of operating our facilities, exclusive of costs to convert that are reflected in Cost of sales.
Operations and maintenance decreased $29.3 million for the three months ended June 30, 2024 as compared to the three months ended March 31, 2024. The decrease was primarily attributable to reduced operations, maintenance and lease costs of turbines to generate power as part of the grid stabilization project in Puerto Rico. In conjunction with the sale of certain turbines to PREPA, we have terminated our leases of certain turbines and are no longer incurring costs to operate these turbines.
Operations and maintenance increased $47.5 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase was primarily due to additional operations and maintenance cost including lease of turbines as part of the grid stabilization project in Puerto Rico. The project operated for two and a half months during the first half of 2024, while it was just ramping up during the second quarter of 2023.

Deferred earnings from contracted sales
In the second quarter of 2024, we completed forward sales receiving a prepayment from the buyer of $90.0 million. The prepayment was based on the fair market value of these sales as compared to our supply cost, and our CODM includes these results in his evaluation of Terminals and Infrastructure operations for the second quarter of 2024. Revenue for these sales will be recognized in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as deliveries under this contract will occur in the third and fourth quarters of 2024. Both the forward contracted sale and our supply contract are based on Henry Hub which mitigates the impact that changes in commodity pricing will have on our results of operations.
Ships Segment

	Three Months Ended,
(in thousands of $)	June 30, 2024	March 31, 2024	Change
Total revenues	$42,578	$42,584	$(6)
Vessel operating expenses	8,503	8,396	107
Segment Operating Margin	$34,075	$34,188	$(113)

	Six Months Ended,
(in thousands of $)	June 30, 2024	June 30, 2023	Change
Total revenues	$85,162	$163,758	$(78,596)
Vessel operating expenses	16,899	30,682	(13,783)
Segment Operating Margin	$68,263	$133,076	$(64,813)
Revenue in the Ships segment is comprised of operating lease revenue under time charters, fees for positioning and repositioning vessels as well as the reimbursement of certain vessel operating costs. As of June 30, 2024, three FSRUs and one LNG carrier were leased to customers under long-term arrangements.

On March 15, 2023, we completed disposition of our investment in the common units of Hilli LLC, and after this point, the revenue, expenses and operating margin attributable to our 50% ownership of the Hilli are no longer included in our segment results. In the first quarter of 2024, we sold the vessel Mazo, for a total consideration of $22.4 million resulting in a gain of $0.4 million. The gain on sale is included in Loss on sale of assets, net, in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Total revenue
Total revenue for the Ships segment remained consistent for the three months ended June 30, 2024 as compared to the three months ended March 31, 2024. Subsequent to the Energos Formation Transaction, we continue to be, for accounting purposes, the owner of certain vessels included in the transaction, and as such, we continue to recognize revenue from the charter of these vessels to third parties.
Total revenue for the Ships segment decreased $78.6 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. After the disposition of our investment in the common units of Hilli LLC at the end of the first quarter of 2023, we no longer recognize revenue from the Hilli, decreasing revenue in the Ships segment. Additionally the charters for four vessels concluded in 2023, lowering vessel revenue for the six months ended June 30, 2024. We are now utilizing these vessels in our operations.
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
Vessel operating expenses remained consistent during the three months ended June 30, 2024 as compared to the three months ended March 31, 2024. There were no changes to the vessels that comprise the Ships segment in the second quarter of 2024.
Vessel operating expenses decreased $13.8 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The decrease in vessel operating expenses was primarily due to lower costs related to the Hilli after the disposition our investment in the common units of Hilli LLC at the end of the first quarter of 2023. During 2024, we started using four vessels that were in the Ships segment in 2023 in our terminal operations, resulting in lower vessel operating costs.

Other operating results

	Three Months Ended,			Six Months Ended,
(in thousands of $)	June 30, 2024	March 31, 2024	Change	June 30, 2024	June 30, 2023	Change
Selling, general and administrative	$70,578	$70,754	$(176)	$141,332	$107,941	$33,391
Transaction and integration costs	1,760	1,371	389	3,131	2,048	1,083
Depreciation and amortization	37,413	50,491	(13,078)	87,904	76,490	11,414
Asset impairment expense	4,272	—	4,272	4,272	—	4,272
Loss on sale of assets, net	—	77,140	(77,140)	77,140	—	77,140
Total operating expenses	114,023	199,756	(85,733)	313,779	186,479	127,300
Operating income	44,328	184,504	(140,176)	228,832	458,189	(229,357)
Interest expense	80,399	77,344	3,055	157,743	136,069	21,674
Other expense (income), net	47,354	19,112	28,242	66,466	18,421	48,045
Loss on extinguishment of debt	—	9,754	(9,754)	9,754	—	9,754
Income before income from equity method investments and income taxes	(83,425)	78,294	(161,719)	(5,131)	303,699	(308,830)
Income (loss) from equity method investments	—	—	—	—	12,249	(12,249)
Tax provision (benefit)	3,435	21,624	(18,189)	25,059	44,282	(19,223)
Net income	$(86,860)	$56,670	$(143,530)	$(30,190)	$271,666	$(301,856)
Selling, general and administrative
Selling, general and administrative includes compensation expenses for our corporate employees, employee travel costs, insurance, professional fees for our advisors, and screening costs for projects that are in initial stages and development is not yet probable.
Selling, general and administrative remained consistent for the three months ended June 30, 2024, compared to the three months ended March 31, 2024. The Company incurred increased share-based compensation expense, that were partially offset by decrease in bad debt expense. We recognized an additional $14.7 million of share-based compensation expense for RSUs and other equity awards during the second quarter of 2024 as we recognized a full quarter of expense for RSUs granted during the first quarter of 2024. During the first quarter of 2024, the Company recorded an additional allowance for uncollectible receivables of $11.6 million. There was no such allowance recognized during the second quarter of 2024. We also incurred lower payroll and professional fees in the second quarter of 2024.
Selling, general and administrative increased by $33.4 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increases were primarily due to increased share-based compensation expense. We recognized $25.2 million of share-based compensation expense for RSUs and other equity awards during the first half of 2024; no significant cost was recognized in the first half of 2023. In addition, the allowance for bad debt increased by $11.6 million due to an additional allowance recorded during the three months ended March 31, 2024.
Transaction and integration costs
We did not incur significant transaction and integration costs for the three or six months ended June 30, 2024 or six months ended June 30, 2023.

Depreciation and amortization
Depreciation and amortization decreased $13.1 million for the three months ended June 30, 2024 as compared to the three months ended March 31, 2024. We sold certain turbines and equipment to PREPA in the first quarter of 2024, and the decrease in depreciation was primarily a result of no longer owning these assets.
Depreciation and amortization increased $11.4 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. In 2023, we began to place assets in service as part of the grid stabilization project in Puerto Rico, including turbines leased for the Palo Seco Power Plant under a finance lease. The increase is primarily resulting from depreciation of the leasehold improvements that were placed into service during the second and third quarters of 2023, prior to the sale of these assets in the first quarter of 2024.
Asset impairment expense
In December 2023, the Company recognized an impairment of $4.3 million in conjunction with the classification as the Miami Facility as held for sale in the second quarter of 2024. There was no impairment of assets during three months ended March 31, 2024 or six months ended June 30, 2023.
Loss on sale of assets, net
During the three months ended March 31, 2024, the Company recognized a loss of $77.5 million from the sale of turbines and related equipment to the PREPA. We did not have any losses on sales during the three months ended June 30, 2024 or six months ended June 30, 2023.
Interest expense
Interest expense increased by $3.1 million for the three months ended June 30, 2024 as compared to the three months ended March 31, 2024. We have incremental borrowings under the PortoCem Bridge Loan and our new Turbine Financing (each as defined below), and much of this increased interest expense was capitalized.
Interest expense increased by $21.7 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The increase was primarily due to an increase in total principal outstanding due to additional borrowings and amortization of related debt issuance costs. The total principal balance on outstanding facilities was $7.8 billion as of June 30, 2024 as compared to total principal outstanding of $5.5 billion as of June 30, 2023. We capitalize a significant portion of our borrowing costs for development projects, and while the principal balances increased, the interest expense did not increase as significantly.
Other expense (income), net
Other expense (income), net was $47.4 million and $19.1 million for the three months ended June 30, 2024, and March 31, 2024, respectively. Other expense (income), net was $66.5 million and $18.4 million for the six months ended June 30, 2024 and 2023, respectively.
Other expense recognized in the three months ended June 30, 2024 was primarily comprised of foreign currency losses due to remeasurement of USD denominated debt in our Brazil subsidiary.
Other expense recognized in the six months ended June 30, 2024 was primarily comprised of foreign currency remeasurement losses and loss on termination of leases of turbines used in the grid stabilization project in Puerto Rico partially offset by interest income.
Loss on extinguishment of debt
During the three months ended March 31, 2024, we recognized prepayment premium and unamortized financing costs of $7.9 million in connection with the prepayment of the Equipment Notes. We also recognized a premium over the repurchase price of $1.9 million in connection with the cash tender offer to repurchase $375.0 million of the outstanding 2025 Notes. We did not have any extinguishment transactions in the second quarter of 2024 or the first half of 2023.
Income (loss) from equity method investments
During the first half of 2023, we recognized income of $6.3 million from our equity method investment in Energos and $6.0 million of income from our investment in the common units of Hilli LLC for the period prior to the completion of the disposition of this investment. In the first quarter of 2024, we sold substantially all of our stake in Energos resulting in no income or loss from equity method investments for the three or six months ended June 30, 2024.
Tax provision
We recognized a tax provision for the three months ended June 30, 2024 of $3.4 million compared to a tax provision of $21.6 million for the three months ended March 31, 2024. We recognized a tax provision of $25.1 million for the six months ended June 30, 2024 compared to a tax provision of $44.3 million for the six months ended June 30, 2023. The decrease in the tax provision for the three and six months ended June 30, 2024 is mainly due to changes in pre-tax income in the US and foreign jurisdictions which resulted in correlative changes in tax expense in those jurisdictions.
Factors Impacting Comparability of Our Financial Results
Our historical results of operations and cash flows are not indicative of results of operations and cash flows to be expected in the future, principally for the following reasons:
•Our historical financial results do not reflect our Fast LNG solution which we expect will lower the cost of our LNG supply. We currently purchase the majority of our supply of LNG from third parties, sourcing approximately 99% of our LNG volumes from third parties for the six months ended June 30, 2024. We anticipate that the deployment of Fast LNG liquefaction facilities will significantly lower the cost of our LNG supply and reduce our dependence on third-party suppliers. Though the commissioning of these facilities, particularly our first Fast LNG unit, was delayed from the initially anticipated date, which impacted our results of operations in this period and may impact our results in future periods, we began to produce LNG from our first Fast LNG unit in July 2024. We plan to leverage the development process for the first unit in deploying future Fast LNG liquefaction facilities.
•Our historical financial results do not include significant projects that have recently been completed or are near completion. Our results of operations for the three and six months ended June 30, 2024 include our Montego Bay Facility, Old Harbour Facility, San Juan Facility, La Paz Power Plant, certain industrial end-users and our Miami Facility. While we anticipate the sale of our Miami Facility in the third quarter of 2024, we have completed construction and commissioning of our Barcarena Facility and Santa Catarina Facility and expect to place these assets into service in 2024. We are also continuing to develop our Puerto Sandino Facility and Ireland Facility, and our current results do not include revenue and operating results from these projects.
Additionally, we began to deliver power to the Puerto Rican grid as part of the grid stabilization project in the second quarter of 2023. In the first quarter of 2024, our contract was terminated and assets related to the grid stabilization project were sold to PREPA. Under our new island-wide gas sale agreement with PREPA, we continue to supply gas to these power generation assets.
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

Liquidity and Capital Resources
We believe we will have sufficient liquidity from proceeds from recent borrowings, access to additional capital sources and cash flow from operations to fund our capital expenditures and working capital needs for the next 12 months and the reasonably foreseeable future. Our 2025 Notes mature on September 15, 2025. If any of the 2025 Notes remain outstanding 60 days prior to this maturity date (the "Springing Maturity Date"), the outstanding principal under the Revolving Facility, Term Loan B and FLNG2 Term Loans (as defined within Note 26 to the financial statements) will become immediately due. The aggregate principal amount of 2025 Notes outstanding as of June 30, 2024 is $875,000. We have entered into a Backstop Agreement with a lender, pursuant to which we may, at our sole option, issue and sell to this lender (subject to the satisfaction of certain conditions) senior secured notes up to an aggregate principal amount sufficient to generate gross proceeds of $875 million with a term of at least three years from the closing date within a certain window prior to the Springing Maturity Date. Proceeds received would be used to repurchase or redeem all outstanding 2025 Notes.
We expect the current working capital position to improve based on the following: (1) expected cash flows generated from new gas sale agreements and volume growth in Puerto Rico, Mexico and Brazil (2) sales of our own LNG generated by our first deployed Fast LNG unit; (3) we have fully funded the construction of our Barcarena Power Plant with new long-term financing in Brazil and we have commitments to fund substantially all of the remaining cost of our onshore FLNG project at Altamira; (4) our credit agreements allow for proceeds from the sale of assets to be reinvested in our business, and we have significant non-core assets that could be used to fund our developments; (5) our relationships with certain significant vendors, including vendors constructing our Fast LNG assets, have allowed us to extend our payment terms to better align with the expected completion of our first Fast LNG project; and (6) the anticipated sale of our Miami Facility in the third quarter of 2024.
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
We expect to fund our current operations and continued development of additional facilities through cash on hand, borrowings under our debt facilities, cash generated from certain sales and financing transactions and cash generated from operations. We may also opportunistically elect to generate additional liquidity through future debt or equity issuances and asset sales to fund our developments and transactions. From time to time, we may seek to repay, refinance or restructure all or a portion of our debt or to repurchase our outstanding debt through, as applicable, tender offers, redemptions, exchange offers, open market purchases, privately negotiated transactions or otherwise. Such transactions, if any, will depend on a number of factors, including prevailing market conditions, our liquidity requirements and contractual requirements (including compliance with the terms of our debt agreements), among other factors.
Our expectations of future liquidity needs and sources include numerous assumptions that are subject to various risks and uncertainties. Refer to Note 2 – “Significant Accounting Policies” for further information on liquidity and “Item 1A. Risk Factors” for risks and uncertainties that may cause our results to differ from our expectations, each in our Annual Report on Form 10-K.
Our remaining committed capital expenditures is approximately $1,446 million and includes remaining expenditures to complete our first Fast LNG project and our onshore liquefaction project at Altamira, as well as committed expenditures necessary to complete the Puerto Sandino Facility, Barcarena Facility, Barcarena and PortoCem Power Plants, and Santa Catarina Facility. This does not include any capital expenditures related to Klondike. We have secured financing commitments to continue to develop our onshore Altamira project and the Barcarena Power Plant, which represents approximately $673 million of our upcoming committed capital expenditures.
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

As of June 30, 2024, we have spent approximately $128.6 million to develop the Pennsylvania Facility. Approximately $22.5 million of construction and development costs have been expensed as we have not issued a final notice to proceed to our engineering, procurement and construction contractors. Cost for land, as well as engineering and equipment that could be deployed to other facilities and associated financing costs of approximately $106.1 million, has been capitalized, and to date, we have repurposed approximately $16.8 million of engineering and equipment to our Fast LNG project. We intend to apply for updated permits for the Pennsylvania Facility with the aim of obtaining these permits to coincide with the commencement of construction activities.
Contractual Obligations
We are committed to make cash payments in the future pursuant to certain contracts. The following table summarizes certain contractual obligations, including principal and interest, in place as of June 30, 2024.

(in thousands of $)	Total	Less than Year 1	Years 2 to 3	Year 4 to 5	More than 5 years
Long-term debt obligations	$11,204,718	$456,329	$4,890,535	$2,109,742	$3,748,112
Purchase obligations	13,751,986	1,212,560	1,576,257	1,395,577	9,567,592
Lease obligations	912,570	93,817	269,278	220,741	328,734
Total	$25,869,274	$1,762,706	$6,736,070	$3,726,060	$13,644,438
Long-term debt obligations
For information on our long-term debt obligations, see “—Liquidity and Capital Resources—Long-Term Debt” in our Annual Report, and “—Long-Term Debt and Preferred Stock”. The amounts included in the table above are based on the total debt balance, scheduled maturities, and interest rates in effect as of June 30, 2024.
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
Purchase obligations
We are party to contractual purchase commitments for the purchase, production and transportation of LNG and natural gas, as well as engineering, procurement and construction agreements to develop our terminals and related infrastructure. Our commitments to purchase LNG and natural gas are principally take-or-pay contracts, which require the purchase of minimum quantities of LNG and natural gas, and these commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. Certain LNG purchase commitments are subject to conditions precedent, and we include these expected commitments in the table above beginning when delivery is expected assuming that all contractual conditions precedent are met. For purchase commitments priced based upon an index such as Henry Hub, the amounts shown in the table above are based on the spot price of that index as of June 30, 2024.
We have construction purchase commitments in connection with our development projects, including our Fast LNG projects, Puerto Sandino Facility, Barcarena Facility, Santa Catarina Facility and PortoCem Power Plant. Commitments included in the table above include commitments under engineering, procurement and construction contracts where a notice to proceed has been issued.
Lease obligations
Future minimum lease payments under non-cancellable lease agreements, inclusive of fixed lease payments for renewal periods we are reasonably certain will be exercised, are included in the above table. Our lease obligations are primarily related to LNG vessel time charters, marine port leases, ISO tank leases, office space, and a land lease.

Cash Flows
The following table summarizes the changes to our cash flows for the six months ended June 30, 2024 and 2023, respectively:

	Six Months Ended June 30,
(in thousands of $)	2024	2023	Change
Cash flows from:
Operating activities	$162,968	$503,877	$(340,909)
Investing activities	(882,715)	(1,367,092)	484,377
Financing activities	735,679	222,583	513,096
Net decrease in cash, cash equivalents, and restricted cash	$15,932	$(640,632)	$656,564
Cash provided by operating activities
Our cash flow provided by operating activities was $163.0 million for the six months ended June 30, 2024, which decreased by $340.9 million from cash provided by operating activities of $503.9 million for the six months ended June 30, 2023. Our net income for the six months ended June 30, 2024, when adjusted for non-cash items, decreased by $175.2 million from the six months ended June 30, 2024. The remaining decrease in cash provided by operating activities for the six months ended June 30, 2024 was primarily driven by increases to receivables. We also settled a significant commodity swap during the first quarter of 2023, resulting in a significant cash inflow that did not recur during 2024.
Cash used in investing activities
Our cash flow used in investing activities was $882.7 million for the six months ended June 30, 2024, which decreased by $484.4 million from cash used in investing activities of $1,367.1 million for the six months ended June 30, 2023. Cash outflows for investing activities during the six months ended June 30, 2024 were used primarily for continued development of our Fast LNG and the construction of the PortoCem Power Plant and Barcarena Power Plant. Cash outflows were offset by proceeds of $306.6 million from the sale of turbines and related equipment to PREPA, $136.4 million from the sale of our equity method investment in Energos and $22.4 million from the sale of the Mazo.
Cash outflows for investing activities during the six months ended June 30, 2023 were used primarily for continued development of our Fast LNG project and assets to service the grid stabilization project in Puerto Rico. Cash outflows were offset by proceeds of $100.0 million from the sale of our equity method investment in Hilli LLC in the Hilli Exchange.
Cash provided by financing activities
Our cash flow provided by financing activities was $735.7 million for the six months ended June 30, 2024, which increased by $513.1 million from cash provided by financing activities of $222.6 million for the six months ended June 30, 2023. In the first quarter of 2024 we issued $750.0 million of 2029 Notes with such borrowings primarily used to repay $375.0 million of the 2025 Notes and repay a portion of our outstanding balance on the Revolving Facility. In advance of the sale of turbines to PREPA, we also repaid the Equipment Notes in full. Subsequently, we utilized our Revolving Facility to fund continued development of the Fast LNG project. We also received $284.4 million under the BNDES Credit Agreement, with such borrowings primarily used to repay the Barcarena Term Loan and fund development of the Barcarena Power Plant. In the second quarter of 2024, we borrowed $269.9 million to repay the PortoCem BTG Loan and begin the development and construction of a power plant to deliver under the capacity reserve contracts acquired in the PortoCem Acquisition. Additionally, we borrowed $148.5 million under a promissory note secured by certain turbines owned by the Company.
Our cash flow provided by financing activities for the six months ended June 30, 2023 included a dividend payment of $626.3 million that was made in January 2023. Throughout the first six months of 2023, we also borrowed under our expanded Revolving Facility for total additional borrowings of $741.6 million, with such borrowings primarily used to fund the ongoing development of our Fast LNG project. We also borrowed $100.0 million under the Equipment Notes to support our grid stabilization project in Puerto Rico and $78.0 million of short-term borrowings under repurchase arrangements. These Equipment Notes were refinanced by the Turbine Financing.

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
BNDES Term Loan
The owner of our power plant under construction in Pará, Brazil (the "Barcarena Power Plant") entered into a credit agreement with BNDES, the Brazilian Development Bank (the "BNDES Credit Agreement"). We are able to borrow up to $355.6 million under the BNDES Credit Agreement, segregated into three tranches based on the use of proceeds ("BNDES Term Loan"). In the first quarter of 2024, we borrowed $284.4 million under the BNDES Credit Agreement. Each tranche bears a different rate of interest ranging from 2.61% to 4.41% plus the fixed rate announced by BNDES. No principal payments are required until April 2026 and are due quarterly thereafter until maturity in 2045.
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
EB-5 Loan Agreement
On July 21, 2023, we entered into a loan agreement under the U.S. Citizenship and Immigration Services EB-5 Program (“EB-5 Loan Agreement”) to pay for the development and construction of a new green hydrogen facility in Texas. The maximum aggregate principal amount available under the EB-5 Loan Agreement is $100.0 million, and outstanding borrowings bear interest at a fixed rate of 4.75%. The loan matures in 5 years from the initial advance with an option to extend the maturity by two one-year periods. It is expected that the loan will be secured by our green hydrogen facility, and we have provided a guarantee of the obligations under the EB-5 Loan Agreement. In the six months ended June 30, 2024, an additional $37.1 million was funded under the EB-5 Loan Agreement.
PortoCem Financings
As part of the PortoCem Acquisition, we assumed a term loan in the aggregate principal amount of R$141.4 million ($28.1 million based on rates in effect on the acquisition date) due December 2024, bearing interest at a rate equal to the one-day interbank deposit rate in Brazil plus 5.0% (the “PortoCem BTG Loan”). Lenders under the PortoCem BTG Loan waived acceleration requirements in the event of a change in control in conjunction with the PortoCem Acquisition, and repayment of the PortoCem BTG Loan was required upon the earlier of PortoCem obtaining additional financing or the original maturity date of December 2024.
In April 2024, PortoCem and a syndicate of banks in Brazil entered into a commitment letter for R$2.9 billion of financing. PortoCem received funding under a short term credit note of R$600.0 million ("PortoCem Credit Note") from this syndicate that was due in July 2024, and a portion of the proceeds was used to repay the PortoCem BTG Loan.
In May 2024, the PortoCem Credit Note was replaced by a bridge financing agreement that allows PortoCem to borrow up to R$2.9 billion due in October 2025 ("PortoCem Bridge Loan"). PortoCem initially borrowed R$1.5 billion ($269.9 million based on rates in effect at June 30, 2024), and this initial funding was used to repay the PortoCem Credit Note and to begin the development and construction of a power plant to deliver under the capacity reserve contracts acquired in the PortoCem Acquisition. The PortoCem Bridge Loan bears interest at the one-day interbank deposit futures rate in Brazil plus 4.25%, and no principal payments are required until maturity in October 2025.
The PortoCem Bridge Loan contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants. The PortoCem Bridge Loan does not contain any restrictive financial covenants.
Turbine Financing
In May 2024, we executed a loan agreement with a lender to borrow $148.5 million under a promissory note secured by certain of our turbines (the “Turbine Financing”). The Turbine Financing bears interest at 10.30%, and the principal is partially repayable in monthly installments over the 36-month term of the loan with the balance due upon maturity in June 2027.
The Turbine Financing contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants. The Turbine Financing does not contain any restrictive financial covenants. We were required to pay a deposit of approximately $6.0 million that will be held by the lender throughout the term of the borrowing.
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
Debt and lease restrictions
We are required to comply with covenants under the Revolving Facility and letter of credit facility, including requirements to maintain Debt to Capitalization Ratio of less than 0.7:1.0, and for quarters in which the Revolving Facility is greater than 50% drawn, the Debt to Annualized EBITDA Ratio must be less than 4.0:1.0. We were in compliance with all covenants as of June 30, 2024.
Critical Accounting Policies and Estimates
A complete discussion of our critical accounting policies and estimates is included in our Annual Report. As of June 30, 2024, there have been no significant changes to our critical accounting estimates since our Annual Report.

Recent Accounting Standards
For descriptions of recently issued accounting standards, see Note 3 to our notes to condensed consolidated financial statements included elsewhere in this Quarterly Report.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
In the normal course of business, we encounter several significant types of market risks including commodity and interest rate risks.
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
Interest Rate Risk
The 2025 Notes, 2026 Notes, 2029 Notes, South Power 2029 Bonds, Barcarena Debentures, EB-5 Loan and Turbine Financing (each defined above or in the Annual Report) were issued with a fixed rate of interest, and as such, a change in interest rates would impact the fair value of the debt outstanding but such a change would have no impact on our results of operations or cash flows. A 100-basis point increase or decrease in the market interest rate would decrease or increase the fair value of our fixed rate debt by approximately $79.6 million. The sensitivity analysis presented is based on certain simplifying assumptions, including instantaneous change in interest rate and parallel shifts in the yield curve.
Interest under the Term Loan B, PortoCem Bridge Loan, and BNDES Term Loan have components based on the Secured Overnight Financing Rate ("SOFR"), one-day interbank deposit rate in Brazil, and BNDES fixed rate, respectively. A 100-basis point increase or decrease in the market interest rates would decrease or increase our annual interest expense by approximately $15.0 million.
Foreign Currency Exchange Risk
We have transactions, assets and liabilities denominated in Brazilian reais, and our Brazilian subsidiaries and investments receive income and pay expenses in Brazilian reais. Based on our Brazilian reais revenues and expenses, a 10% depreciation of the U.S. dollar against the Brazilian reais would not significantly decrease our revenue or expenses. As our operations expand in Brazil, our results of operations will be exposed to changes in fluctuations in the Brazilian real, which may materially impact our results of operations. During the first and second quarters of 2024, we entered into a series of foreign exchange forward contracts and zero-cost collar options to reduce exchange rate risk associated with U.S. dollar borrowings and expected capital expenditures. As of June 30, 2024, the notional amount of outstanding foreign exchange contracts was approximately $359,135.
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
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
• Our data center infrastructure business has no operating history, and it may not be profitable;
•Our data center business strategy depends on the successful development of our projects and any delays or unexpected costs associated with such projects may harm our growth prospects, future operating results and financial condition;
• Our data center business model depends upon the demand for data centers;
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
•We may issue additional preferred stock, the terms of which could adversely affect the voting power or value of our Class A common stock;
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
•construction, commissioning or operating accidents that could result in personal injury or loss of life;
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
The occurrence of any one of these factors, whatever the cause, could result in unforeseen delays or cost overruns to our projects. Delays in the development beyond our estimated timelines, or amendments or change orders to our construction contracts, could result in increases to our development costs beyond our original estimates, which could require us to obtain additional financing or funding and could make the project less profitable than originally estimated or possibly not profitable at all. Further, any such delays could cause a delay in our anticipated receipt of revenues, a loss of one or more customers, and our inability to meet milestones or conditions precedents in our customer contracts, which could lead to delay penalties and potentially a termination of agreements with our customers. We have experienced time delays and cost overruns in the construction and development of our projects as a result of the occurrence of various of the above factors, including most recently with our First LNG project in Altamira, Mexico, and no assurance can be given that we will not continue to experience in the future similar events, any of which could have a material adverse effect on our business, operating results, cash flows and liquidity.
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
In particular, we are subject to risks related to the operation of power plants, liquefaction facilities, marine and other LNG operations with respect to our facilities, FSRU and LNG carriers, which operations are complex and technically challenging and subject to mechanical risks and problems. In particular, marine LNG operations are subject to a variety of risks, including, among others, marine disasters, piracy, bad weather, mechanical failures, environmental accidents, epidemics, grounding, fire, explosions and collisions, human error, and war and terrorism. An accident involving our cargos or any of our chartered vessels could result in death or injury to persons, loss of property or environmental damage; delays in the delivery of cargo; loss of revenues; termination of charter contracts; governmental fines, penalties or restrictions on conducting business; higher insurance rates; and damage to our reputation and customer relationships generally. Any of these circumstances or events could increase our costs or lower our revenues. If our chartered vessels suffer damage as a result of such an incident, they may need to be repaired. Repairs and maintenance costs for existing vessels are difficult to predict and may be substantially higher than for vessels we have operated since they were built and result in higher than anticipated operating expenses or require additional capital expenditures. The loss of earnings while these vessels are being repaired would decrease our results of operations. If a vessel we charter were involved in an accident with the potential risk of environmental impacts or contamination, the resulting media coverage could have a material adverse effect on our reputation, our business, our results of operations and cash flows and weaken our financial condition. Our offshore operating expenses depend on a variety of factors including crew costs, provisions, deck and engine stores and spares, lubricating oil, insurance, maintenance and repairs and shipyard costs, many of which are beyond our control. Other factors, such as increased cost of qualified and experienced seafaring crew and changes in regulatory requirements, could also increase operating expenditures. Future increases to operational costs are likely to occur. If costs rise, they could materially and adversely affect our results of operations. In addition, operational problems may lead to loss of revenue or higher than anticipated operating expenses or require additional capital expenditures. Any of these results could harm our business, financial condition and results of operations.
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
Our operations are, and will be, dependent upon LNG being a competitive source of energy in the markets in which we operate. In the United States, due mainly to a historic abundant supply of natural gas and discoveries of substantial quantities of unconventional or shale natural gas, imported LNG has not developed into a significant energy source. The success of the domestic liquefaction component of our business plan is dependent, in part, on the extent to which natural gas can, for significant periods and in significant volumes, be produced in the United States at a lower cost than the cost to produce some domestic supplies of other alternative energy sources, and that it can be transported at reasonable rates through appropriately scaled infrastructure. LNG prices have increased materially in the past, including in August 2021 through the end of 2022, and global events, Russia’s invasion of Ukraine and global inflationary pressures, have generated further energy pricing volatility, which have had and may in the future have an adverse effect on market pricing of LNG and global demand for our products, as well as our ability to remain competitive in the markets in which we operate. Potential expansion in the Caribbean, Latin America and other parts of the world where we may operate is primarily dependent upon LNG being a competitive source of energy in those geographical locations. For example, in the Caribbean, due mainly to a lack of regasification infrastructure and an underdeveloped international market for natural gas, natural gas has not yet developed into a significant energy source. In Brazil, hydroelectric power generation is the predominant source of electricity and LNG is one of several other energy sources used to supplement hydroelectric generation. The success of our operations is dependent, in part, on the extent to which LNG can, for significant periods and in significant volumes, be produced internationally and delivered to our customers at a lower cost than the cost to deliver other alternative energy sources.
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
A key part of our business strategy is to attract new customers by agreeing to finance and develop new facilities, power plants, liquefaction facilities and related infrastructure in order to win new customer contracts for the supply of natural gas, LNG, steam or power. We intend to employ a similar strategy for our Klondike business. This strategy requires us to invest capital and time to develop a project in exchange for the ability to sell our products and generate fees from customers in the future. When we develop these projects, our required capital expenditure may be significant, and we typically do not generate meaningful fees from customers until the project has commenced commercial operations, which may take a year or more to achieve. If the project is not successfully developed for any reason, we face the risk of not recovering some or all of our invested capital, which may be significant. If the project is successfully developed, we face the risks that our customers may not fulfill their payment obligations or may not fulfill other performance obligations that impact our ability to collect payment. Our customer contracts and development agreements do not fully protect us against this risk and, in some instances, may not provide any meaningful protection from this risk. This risk is heightened in foreign jurisdictions, particularly if our counterparty is a government or government-related entity because any attempt to enforce our contractual or other rights may involve long and costly litigation where the ultimate outcome is uncertain. If we invest capital in a project where we do not receive the payments we expect, we will have less capital to invest in other projects, our liquidity, results of operations and financial condition could be materially and adversely affected, and we could face the inability to comply with the terms of our existing debt or other agreements, which would exacerbate these adverse effects.
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
Our business strategy relies upon our ability to successfully market our products to our existing and new customers and enter into or replace our long-term supply and services agreements for the sale of natural gas, LNG, steam and power. If we contract with our customers on short-term contracts, our pricing can be subject to more fluctuations and less favorable terms, and our earnings are likely to become more volatile. An increasing emphasis on the short-term or spot LNG market may in the future require us to enter into contracts based on variable market prices, as opposed to contracts based on a fixed rate, which could result in a decrease in our cash flow in periods when the market price for shipping LNG is depressed or insufficient funds are available to cover our financing costs for related vessels. Our ability to generate cash is dependent on these customers’ continued willingness and ability to continue purchasing our products and services and to perform their obligations under their respective contracts. Their obligations may include certain nomination or operational responsibilities, construction or maintenance of their own facilities which are necessary to enable us to deliver and sell natural gas or LNG, and compliance with certain contractual representations and warranties. Further, adverse economic conditions in our industry increase the risk of nonpayment and nonperformance by customers, particularly customers that have sub-investment grade credit ratings. For example, JPS and SJPC, which are public utility companies in Jamaica, could be subject to austerity measures imposed on Jamaica by the International Monetary Fund (the “IMF”) and other international lending organizations. Jamaica is currently subject to certain public spending limitations imposed by agreements with the IMF, and any changes under these agreements could limit JPS’s and SJPC’s ability to make payments under their long-term GSAs and, in the case of JPS, its ability to make payments under its PPA, with us. In addition, PREPA is currently subject to bankruptcy proceedings pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA’s ability to meet its payment obligations under its contracts will be largely dependent upon funding from federal sources. Specifically, PREPA’s contracting practices in connection with restoration and repair of PREPA’s electrical grid in Puerto Rico, and the terms of certain of those contracts, have been subject to comment and are the subject of review and hearings by U.S. federal and Puerto Rican governmental entities. Certain of our subsidiaries are counterparties to contracts with governmental entities, including PREPA. Although these contracts require payment and performance of certain obligations, we remain subject to the statutory limitations on enforcement of those contractual provisions that protect these governmental entities. In the event that PREPA or any applicable governmental counterparty does not have or does not obtain the funds necessary to satisfy their obligations to us under our agreements, or if they terminate our agreements prior to the end of the agreed term, our financial condition, results of operations and cash flows could be materially and adversely affected. If any of these customers fails to perform its obligations under its contract for the reasons listed above or for any other reason, our ability to provide products or services and our ability to collect payment could be negatively impacted, which could materially adversely affect our operating results, cash flow and liquidity, even if we were ultimately successful in seeking damages from such customer for a breach of contract.
Our current lack of asset and geographic diversification could have an adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.
Our results of operations for the six months ended June 30, 2024 include our Montego Bay Facility, Old Harbour Facility, San Juan Facility, certain industrial end-users and our Miami Facility. In addition, we placed a portion of our La Paz Facility into service in the fourth quarter of 2021, and our revenue and results of operations have begun to be impacted by operations in Mexico, including agreements with certain power generation facilities in Baja California Sur. Our results for the first half of 2024 exclude other developments, including our Puerto Sandino Facility, the Barcarena Facility, Santa Catarina Facility and Ireland Facility. Jamaica, Mexico and Puerto Rico have historically experienced economic volatility and the general condition and performance of their economies, over which we have no control, may affect our business, financial condition and results of operations. Jamaica, Mexico and Puerto Rico are subject to acts of terrorism or sabotage and natural disasters, in particular hurricanes, extreme weather conditions, crime and similar other risks which may negatively impact our operations in the region. See “—Risks Related to the Jurisdictions in Which We Operate—We are subject to the economic, political, social and other conditions in the jurisdictions in which we operate.” We may also be affected by trade restrictions, such as tariffs or other trade controls. Additionally, tourism is a significant driver of economic activity in these geographies and directly and indirectly affects local demand for our LNG and therefore our results of operations. Trends in tourism in these geographies are primarily driven by the economic condition of the tourists’ home country or territory, the condition of their destination, and the availability, affordability and desirability of air travel and cruises. Additionally, unexpected factors could reduce tourism at any time, including local or global economic recessions, terrorism, travel restrictions, pandemics, severe weather or natural disasters. Due to our current lack of asset and geographic diversification, an adverse development at our operating facilities, in the energy industry or in the economic conditions in these geographies, would have a significantly greater impact on our financial condition and operating results than if we maintained more diverse assets and operating areas.
Because we are currently dependent upon a limited number of customers, the loss of a significant customer could adversely affect our operating results.
Our current results of operations and liquidity are, and will continue to be in the near future, substantially dependent upon a limited number of customers, including JPS, SJPC, CFE and PREPA, which have each entered into long-term GSAs and, in the case of JPS, a PPA in relation to the power produced at the CHP Plant, with us, and Jamalco, which has entered into a long-term SSA with us, and which represent a substantial majority of our income. Our operating results are currently contingent on our ability to maintain LNG, natural gas, steam and power sales to these customers. Our near-term ability to generate cash is dependent on these customers’ continued willingness and ability to continue purchasing our products and services and to perform their obligations under their respective contracts. The loss of any of these customers or the early termination of any of these contracts could have an adverse effect on our revenues and we may not be able to enter into a replacement agreement on terms as favorable as the terminated agreement. We may be unable to accomplish our business plan to diversify and expand our customer base by attracting a broad array of customers, which could negatively affect our business, results of operations and financial condition.
We may not be able to convert our anticipated customer pipeline into binding long-term contracts, and if we fail to convert potential sales into actual sales, we will not generate the revenues and profits we anticipate.
We are actively pursuing a significant number of new contracts for the sale of LNG, natural gas, steam, and power with multiple counterparties in multiple jurisdictions. Counterparties commemorate their purchasing commitments for these products in various degrees of formality ranging from traditional contracts to less formal arrangements, including non-binding letters of intent, non-binding memorandums of understanding, non-binding term sheets and responses to requests for proposals with potential customers. These agreements and any award following a request for proposals are subject to negotiating final definitive documents. The negotiation process may cause us or our potential counterparty to adjust the material terms of the agreement, including the price, term, schedule and any related development obligations. We cannot assure you if or when we will enter into binding definitive agreements for transactions initially described in non-binding agreements, and the terms of our binding agreements may differ materially from the terms of the related non-binding agreements. In addition, the effectiveness of our binding agreements can be subject to a number of conditions precedent that may not materialize, rendering such agreements non-effective. Moreover, while certain of our long-term contracts contain minimum volume commitments, our expected sales to customers under existing contracts may be substantially in excess of such minimum volume commitments. Our near-term ability to generate cash is dependent on these customers’ continued willingness and ability to nominate in excess of such minimum quantities and to perform their obligations under their respective contracts. Given the variety of sales processes and counterparty acknowledgments of the volumes they will purchase, we sometimes identify potential sales volumes as being either “Committed” or “In Discussion.” “Committed” volumes generally refer to the volumes that management expects to be sold under binding contracts or awards under requests for proposals. “In Discussion” volumes generally refer to volumes related to potential customers that management is actively negotiating, responding to a request for proposals, or with respect to which management anticipates a request for proposals or competitive bid process to be announced based on discussions with potential customers. Management’s estimations of “Committed” and “In Discussion” volumes may prove to be incorrect. Accordingly, we cannot assure you that “Committed” or “In Discussion” volumes will result in actual sales, and such volumes should not be used to predict the Company’s future results. We may never sign a binding agreement to sell our products to the counterparty, or we may sell much less volume than we estimate, which could result in our inability to generate the revenues and profits we anticipate, having a material adverse effect on our results of operations and financial condition.
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
•the occurrence of an insolvency event;
•the occurrence of certain uncured, material breaches; and
In addition, we have short-term customer contracts with renewal rights which the customer may choose not to renew. We may not be able to replace these contracts on desirable terms, or at all, if they are terminated. Contracts that we enter into in the future may contain similar provisions. If any of our current or future contracts are terminated, such termination could have a material adverse effect on our business, contracts, financial condition, operating results, cash flows, liquidity and prospects.

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
Furthermore, our ability to provide services to our customers could be adversely impacted by shifts in tanker market dynamics, shortages in available cargo carrying capacity, changes in policies and practices such as scheduling, pricing, routes of service and frequency of service, or increases in the cost of fuel, taxes and labor, emissions standards, maritime regulatory changes, sanctions and other factors not within our control. The availability of the tankers could be delayed to the detriment of our LNG business and our customers because the construction and delivery of LNG tankers require significant capital and long construction lead times. Changes in ocean freight capacity, which are outside our control, could negatively impact our ability to provide natural gas if LNG shipping capacity is adversely impacted and LNG transportation costs increase because we may bear the risk of such increases and may not be able to pass these increases on to our customers.
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
Our FSRU facilities have excess capacity that is currently not dedicated to a particular anchor customer. Part of our business strategy is to utilize undedicated excess capacity of our FSRU facilities to serve additional downstream customers in the regions in which we operate. However, we have not secured, and we may be unable to secure, commitments for all of our excess capacity. Factors which could cause us to contract less than full capacity include difficulties in negotiations with potential counterparties, timing of start up of new third party projects and factors outside of our control such as the price of and demand for LNG for a particular project. Failure to secure commitments for less than full capacity could impact our future revenues and materially adversely affect our business, financial condition and operating results.
The operation of our vessels is dependent on our ability to deploy our vessels to an NFE terminal or to long-term charters.
Our principal strategy for our FSRU and LNG carriers is to provide steady and reliable shipping, regasification and offshore operations to NFE terminals and, to the extent favorable to our business, replace or enter into new long-term carrier time charters for our vessels. For new LNG projects, LNG ships continue to be provided on a long-term basis, though the level of spot voyages and short-term time charters of less than 12 months in duration together with medium term charters of up to five years has increased in recent years. This trend is expected to continue as the spot market for LNG expands and becomes more liquid. More frequent changes to vessel sizes, propulsion technology and emissions profile, retirements of older vessels, together with an increasing desire by charterers to access modern tonnage could also reduce the appetite of charterers to commit to long-term charters that match their full requirement period. As a result, the duration of long-term charters could also decrease over time. We may also face increased difficulty entering into long-term time charters upon the expiration or early termination of our contracts. The process of obtaining long-term charters for FSRUs and LNG carriers is highly competitive and generally involves an intensive screening process and competitive bids, and often extends for several months. If we lose any of our charterers and are unable to re-deploy the related vessel to a NFE terminal or into a new replacement contract for an extended period of time, we will not receive any revenues from the deliveries from that vessel, but we will be required to pay expenses necessary to maintain the vessel in seaworthy operating condition.
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
The carrying values of our vessels may not represent their fair market value at any point in time because the market prices of secondhand vessels tend to fluctuate with changes in charter rates, vessel availability and the cost of new build vessels and foreign exchange rates. Our vessels are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We recognized an impairment charge on one of our vessels for the year ended December 31, 2023 and we cannot assure you that we will not recognize impairment losses on our vessels in future years. Any impairment charges incurred as a result of declines in charter rates could negatively affect our business, financial condition, or operating results.
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
We have developed our Fast LNG strategy to procure and deliver LNG to our customers more quickly and cost-effectively than traditional LNG procurement and delivery strategies used by other market participants. Our ability to create and maintain a competitive position in the natural gas liquefaction industry may be adversely affected by our inability to effectively implement our Fast LNG technology. We have commenced operations at our first Fast LNG solution, but we have not yet supplied any LNG from that facility to customers, and are therefore subject to risks related to full commercial development of the facility. We are also developing our first onshore LNG facility and are therefore subject to construction risks, risks associated with third-party contracting (including the risk that we will not be able to execute contracts with third parties that are necessary to develop the project) and service providers, permitting and regulatory risks. See “—We are subject to various construction risks” and “—We depend on third-party contractors, operators and suppliers.” Because our Fast LNG technology has not been previously implemented, tested or proven, we are also exposed to unknown and unforeseen risks associated with the development of new technologies, including failure to meet design, engineering, or performance specifications, incompatibility of systems, inability to contract or employ third parties with sufficient experience in technologies used or inability by contractors to perform their work, delays and schedule changes, high costs and expenses that may be subject to increase or difficult to anticipate, regulatory and legal challenges, instability or clarity of application of laws, rules and regulations to the technology, and added difficulties in obtaining or securing required permits or authorizations, among others. For example, in April 2024, we experienced an incident involving equipment failure during the commissioning of our Fast LNG project in Altamira, Mexico, which delayed our commencement of operations and resulted in increased costs and delay of commencement of revenue generating activity. See “—Failure to obtain and maintain permits, approvals and authorizations from governmental and regulatory agencies and third parties on favorable terms could impede operations and construction.” The success and profitability of our Fast LNG technology is also dependent on the volatility of the price of natural gas and LNG compared to the related levels of capital spending required to implement the technology. Natural gas and LNG prices have at various times been and may become volatile due to one or more factors. Volatility or weakness in natural gas or LNG prices could render our LNG procured through Fast LNG too expensive for our customers, and we may not be able to obtain our anticipated return on our investment or make our technology profitable. In addition, we may seek to construct and develop floating offshore liquefaction units as part of our Fast LNG in jurisdictions which could potentially expose us to increased political, economic, social and legal instability, a lack of regulatory clarity of application of laws, rules and regulations to our technology, or additional jurisdictional risks related to currency exchange, tariffs and other taxes, changes in laws, civil unrest, and similar risks. See “—Risks Related to the Jurisdictions in Which We Operate—We are subject to the economic, political, social and other conditions in the jurisdictions in which we operate.” Furthermore, as part of our business strategy for Fast LNG, we may enter into tolling agreements with third parties, including in developing countries, and these counterparties may have greater credit risk than typical. Therefore, we may be exposed to greater customer credit risk than other companies in the industry. Our credit procedures and policies may be inadequate to sufficiently eliminate risks of nonpayment and nonperformance. We may not be able to successfully develop, construct and implement our Fast LNG solution, and even if we succeed in developing and constructing the technology, we may ultimately not be able to realize the cost savings and revenues we currently expect to achieve from it, which could result in a material adverse effect upon our operations and business.

Our data center infrastructure business has no operating history, and we may not recognize revenue or operating income in the future.

On July 2, 2024, we announced the launch of Klondike Digital Infrastructure, a power and data center infrastructure business. We are subject to a multitude of risks inherent in a recently established business venture in a rapidly developing and changing industry. We have no operating history in the data center infrastructure business and may not be able to achieve our business objectives. We cannot assure you that our past experience will be sufficient to allow us to successfully achieve our business objectives, and our past performance should not be used as an indicator of our likely performance. Our lack of operating history in the data center infrastructure business, particularly in the development and operation of data center infrastructure, also makes it difficult to evaluate the prospects of this business. We have not yet been able to confirm that our business model can or will be successful, and we may not ever recognize revenue or operating income from this business. Our expectations regarding the data center business may not prove to be accurate. Our operating results will likely fluctuate moving forward as we we develop this business. In addition, we expect additional growth in this business, which could place significant demands on our management team and other resources and require us to continue developing and improving our operational, financial and other internal controls. We may not be able to address these challenges in a cost-effective manner or at all. If we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures or take advantage of market opportunities, and our business, financial condition and results of operations could be materially harmed.

We do not currently generate cash from operations from this new business line, so we will need additional funding from other sources to develop this business. There can be no assurance that we will be able to obtain financing on favorable terms or at all, or that we will have sufficient capital to fully implement our business plan, which could have a material adverse effect on this business, results of operations, financial condition and prospects. You should consider our data center business and prospects in light of these risks and the risks and difficulties that we will encounter as we continue to develop our business model. We may not be able to address these risks and difficulties successfully, which would materially harm our business and operating results.

Our data center business strategy depends on the successful development of our projects and any delays or unexpected costs associated with such projects may harm our growth prospects, future operating results and financial condition.

We intend to develop a geographically diverse portfolio of power and data center infrastructure and we have more than 1,000 acres of developable land across sites in Brazil, Ireland, and the United States that we are analyzing for potential use in the business. Our business strategy depends upon the successful acquisition, permitting, gas supply, transmission work and completion of the development of these sites and similar projects in the future. Current and future development projects and expansion into new markets will involve substantial planning, allocation of significant company resources and certain risks, including risks related to the acquisition of real property, financing, zoning, permits and other regulatory approvals, construction costs and delays.

These development projects will also require us to carefully select and rely on the experience of one or more general contractors and associated subcontractors during the construction process. Should a general contractor or significant subcontractor experience financial or other problems during the construction process, we could experience significant delays, increased costs to complete the project and other negative impacts to our expected financial returns. Site selection in current and expansion markets is also a critical factor in our expansion plans, and there may not be suitable properties available in our markets at a location that is attractive to our customers and has the necessary combination of other characteristics. Furthermore, while we may prefer to locate new data centers adjacent to or in close proximity to our existing data centers, we may be limited by the size and location of suitable properties. If we are unable to successfully develop and operate data center properties, our business, financial condition and results of operations will be significantly impaired.

Our data center business model depends upon the demand for data centers.

We intend to be in the business of developing infrastructure to serve data centers. A reduction in the demand for data center power or connectivity would have an adverse effect on our ability to develop our data center infrastructure business. We are susceptible to general economic slowdowns as well as adverse developments in the data center, internet and data communications and broader technology industries. Any such slowdown or adverse development could lead to reduced corporate information technology (“IT”) spending or reduced demand for data center space. Reduced demand could also result from business relocations, including to markets that we do not currently serve. Changes in industry practice or in technology could also reduce demand for the physical data center space we will provide. Our results of operations and financial condition could be materially adversely affected as a result of any or all of these factors.

We have incurred, and may in the future incur, a significant amount of debt.
On an ongoing basis, we engage with lenders and other financial institutions in an effort to improve our liquidity and capital resources. As of June 30, 2024, we had approximately $7.8 billion aggregate principal amount of indebtedness outstanding on a consolidated basis (which does not include any unconsolidated debt). The terms and conditions of our indebtedness include restrictive covenants that may limit our ability to operate our business, to incur or refinance our debt, engage in certain transactions, and require us to maintain certain financial ratios, among others, any of which may limit our ability to finance future operations and capital needs, react to changes in our business and in the economy generally, and to pursue business opportunities and activities. If we fail to comply with any of these restrictions or are unable to pay our debt service when due, our debt could be accelerated or cross-accelerated, and we cannot assure you that we will have the ability to repay such accelerated debt. Any such default could also have adverse consequences to our status and reporting requirements, reducing our ability to quickly access the capital markets. Our ability to service our existing and any future debt will depend on our performance and operations, which is subject to factors that are beyond our control and compliance with covenants in the agreements governing such debt. In addition, as our existing indebtedness matures, we may need to refinance that indebtedness with new indebtedness that may have a higher interest rate, which will increase our fixed costs. We may incur additional debt to fund our business and strategic initiatives. If we incur additional debt and other obligations, the risks associated with our substantial leverage and the ability to service such debt would increase, which could have a material adverse effect on our business, results of operation and financial condition.
Our business is dependent upon obtaining substantial additional funding from various sources, which may not be available or may only be available on unfavorable terms.
We believe we will have sufficient liquidity, cash flow from operations and access to additional capital sources to fund our capital expenditures and working capital needs for the next 12 months and the reasonably foreseeable future. In the future, we expect to incur additional indebtedness to assist us in developing our operations and we are considering alternative financing options, including in Brazil and other specific markets or the opportunistic sale of one of our non-core assets. We also historically have relied, and in the future will likely rely, on borrowings under term loans and other debt instruments to fund our capital expenditures. If any of the lenders in the syndicates backing these debt instruments were unable to perform on its commitments, we may need to seek replacement financing. We cannot assure you that such additional funding will be available on acceptable terms, or at all. Our ability to raise additional capital on acceptable terms will depend on financial, economic and market conditions, which have increased in volatility and at times have been negatively impacted due to our progress in executing our business strategy and other factors, many of which are beyond our control, including domestic or international economic conditions, increases in key benchmark interest rates and/or credit spreads, the adoption of new or amended banking or capital market laws or regulations, the re-pricing of market risks and volatility in capital and financial markets, risks relating to the credit risk of our customers and the jurisdictions in which we operate, as well as general risks applicable to the energy sector. Additional debt financing, if available, may subject us to increased restrictive covenants that could limit our flexibility in conducting future business activities and could result in us expending significant resources to service our obligations. Additionally, we may need to adjust the timing of our planned capital expenditures and facilities development depending on the requirements of our existing financing and availability of such additional funding. If we are unable to obtain additional funding, approvals or amendments to our financings outstanding from time to time, or if additional funding is only available on terms that we determine are not acceptable to us, we may be unable to fully execute our business plan, we may be unable to pay or refinance our indebtedness or to fund our other liquidity needs, and our financial condition or results of operations may be materially adversely affected.
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
In particular, development of offshore operations of natural gas and LNG are subject to extensive environmental, industry, maritime and social regulations. For example, the development and operation of our new FLNG facility off the coast of Altamira, State of Tamaulipas, is subject to regulation by Mexico’s Ministry of Energy (Secretaría de Energía) (“SENER”), Mexico's National Hydrocarbon Commission (“CNH”), the National Agency of Industrial Safety and Environmental Protection of the Hydrocarbons Sector (“ASEA”), among other relevant Mexican regulatory bodies. The laws and regulations governing activities in the Mexican energy sector have undergone significant reformation over the past decade, and the legal regulatory framework continues to evolve as SENER, the CNH and other Mexican regulatory bodies issue new regulations and guidelines as the industry develops. Such regulations are subject to change, so it is possible that SENER, the CNH or other Mexican regulatory bodies may impose new or revised requirements that could increase our operating costs and/or capital expenditures for operations in Mexican offshore waters. In addition, our operations in waters off the coast of Mexico are subject to regulation by ASEA. The laws and regulations governing the protection of health, safety and the environment from activities in the Mexican energy sector are also relatively new, having been significantly reformed in 2013 and 2014, and the legal regulatory framework continues to evolve as ASEA and other Mexican regulatory bodies issue new regulations and guidelines as the industry modernizes and adapts to market changes. Such regulations are subject to change, and it is possible that ASEA or other Mexican regulatory bodies may impose new or revised requirements that could increase our operating costs and/or capital expenditures for operations in Mexican offshore waters.

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
Failure to comply with trade and economic sanctions laws and anti-corruption laws and regulations, including the FCPA, the U.K. Bribery Act and local anti-bribery laws, may subject us to costly and intrusive criminal and civil investigations as well as significant potential criminal and civil penalties and other remedial measures, including changes or enhancements to our procedures, policies and controls, the imposition of an independent compliance monitor, as well as potential personnel changes and disciplinary actions. In addition, non-compliance with such laws could constitute a breach of certain representations, warranties and covenants in our commercial or debt agreements, and cross-default provisions in certain of our agreements could mean that an event of default under certain of our commercial or debt agreements could trigger an event of default under our other agreements, including our debt agreements. Any adverse finding against us could also negatively affect our relationship and reputation with current and potential customers and regulators. In addition, in certain countries we serve or expect to serve our customers through third-party agents and other intermediaries. On occasion, we also use third-party agents and other intermediaries to assist us in exploring and entering new markets and to retain business. Violations of applicable import, export, trade and economic sanctions, and anti-corruption laws and regulations by these third-party agents or intermediaries may also result in adverse consequences and repercussions to us. The occurrence of any of these events could have a material adverse impact on our business, results of operations, financial condition, reputation, liquidity and future business prospects. The U.S. sanctions and embargo laws and regulations vary in their application, as they do not all apply to the same covered persons or proscribe the same activities, and such sanctions and embargo laws and regulations may change and be amended or strengthened over time.
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
Affiliates of certain entities controlled by Wesley R. Edens, Randal A. Nardone and affiliates of Fortress Investment Group LLC (“Founder Entities”), together with affiliates of Energy Transition Holdings LLC, hold a majority of the voting power of our stock. In addition, pursuant to the Shareholders’ Agreement, dated as of February 4, 2019, by and among the Company and the respective parties thereto (the “Shareholders’ Agreement”), the Founder Entities currently have the right to nominate a majority of the members of our Board of Directors. Furthermore, the Shareholders’ Agreement provides that the parties thereto will use their respective reasonable efforts (including voting or causing to be voted all of the Company’s voting shares beneficially owned by each) to cause to be elected to the Board, and to cause to continue to be in office the director nominees selected by the Founder Entities. Affiliates of Energy Transition Holdings LLC are parties to the Shareholders’ Agreement and as of June 30, 2024, hold approximately 12.3% of the voting power of our stock. As a result, we are a controlled company within the meaning of the Nasdaq corporate governance standards. Under Nasdaq rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a controlled company and may elect not to comply with certain Nasdaq corporate governance requirements, including the requirements that:
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
As of June 30, 2024, affiliates of the Founder Entities own an aggregate of approximately 87,136,768 shares of Class A common stock, representing approximately 42.1% of our voting power, and affiliates of Energy Transition Holdings LLC, party to the Shareholders' Agreement, own an aggregate of approximately 25,559,846 shares of our Class A common stock, representing approximately 12.3% of the voting power of our Class A common stock. The beneficial ownership of greater than 50% of our voting stock means affiliates of the Founder Entities and Energy Transition Holdings LLC are able to control matters requiring stockholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our Class A common stock will be able to affect the way we are managed or the direction of our business. The interests of these parties with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders, including holders of the Class A common stock.
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
The declaration and payment of dividends to holders of our Class A common stock will be at the discretion of our board of directors in accordance with applicable law after taking into account various factors, including actual results of operations, liquidity and financial condition, net cash provided by operating activities, restrictions imposed by applicable law, restrictions imposed by our debt agreements, our taxable income, our operating expenses and other factors our board of directors deem relevant. There can be no assurance that we will continue to pay dividends in amounts or on a basis consistent with prior distributions to our investors, if at all. Because we are a holding company and have no direct operations, we will only be able to pay dividends from our available cash on hand and any funds we receive from our subsidiaries and our ability to receive distributions from our subsidiaries may be limited by the financing agreements to which they are subject.
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
We may issue additional preferred stock, the terms of which could adversely affect the voting power or value of our Class A common stock.
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

3.4	Bylaws of New Fortress Energy Inc. (incorporated by reference to Exhibit 99.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2020).

10.2†	Form of Director Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on December 24, 2018).

10.3†	Restricted Share Unit Award Agreement under the Amended and Restated New Fortress Energy Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 8, 2022).

10.4	Shareholders’ Agreement, dated February 4, 2019, by and among New Fortress Energy LLC, New Fortress Energy Holdings LLC, Wesley R. Edens and Randal A. Nardone (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.5	Administrative Services Agreement, dated February 4, 2019, by and between New Fortress Intermediate LLC and FIG LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.6†	Indemnification Agreement (Edens) (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.7†	Indemnification Agreement (Guinta) (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.8†	Indemnification Agreement (Catterall) (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.9†	Indemnification Agreement (Grain) (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.10†	Indemnification Agreement (Griffin) (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.11†	Indemnification Agreement (Mack) (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.12†	Indemnification Agreement (Nardone) (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.13†	Indemnification Agreement (Wanner) (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.14†	Indemnification Agreement (Jay) (incorporated by reference to Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on May 4, 2023).

10.15†	Indemnification Agreement, dated as of March 17, 2019, by and between New Fortress Energy LLC and Yunyoung Shin (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 26, 2019).

10.16	Letter Agreement, dated as of December 3, 2019, by and between NFE Management LLC and Yunyoung Shin (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2020).

10.17	Letter Agreement, dated as of March 14, 2017, by and between NFE Management LLC and Christopher S. Guinta (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.18	Indenture, dated September 2, 2020, by and among the Company, the subsidiary guarantors from time to time party thereto, and U.S. Bank National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 2, 2020).

10.19	Pledge and Security Agreement, dated September 2, 2020, by and among the Company, the subsidiary guarantors from time to time party thereto, and U.S. Bank National Association, as notes collateral agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 2, 2020).

10.20	First Supplemental Indenture, dated December 17, 2020, by and among the Company, the subsidiary guarantors from time to time party thereto and U.S. Bank National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 18, 2020).

10.21	Second Supplemental Indenture, dated as of March 1, 2021, between NFE US Holdings LLC, as Guaranteeing Subsidiary, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.22	Third Supplemental Indenture, dated as of June 11, 2021, between Golar GP LLC (now known as NFE GP LLC), as Guaranteeing Subsidiary, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.23	Fourth Supplemental Indenture, dated as of September 13, 2021, between NFE Mexico Power Holdings Limited and NFE Mexico Terminal Holdings Limited, as Guaranteeing Subsidiaries, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.24	Fifth Supplemental Indenture, dated as of November 24, 2021, between NFE International Shipping LLC, NFE Global Shipping LLC, NFE Grand Shipping LLC and NFE International Holdings Limited, as Guaranteeing Subsidiaries, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.25	Sixth Supplemental Indenture, dated as of March 23, 2022, between NFE UK Holdings Limited, NFE Global Holdings Limited and NFE Bermuda Holdings Limited, as Guaranteeing Subsidiaries, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.26	Seventh Supplemental Indenture, dated as of December 22, 2022, between NFE Andromeda Chartering LLC, as Guaranteeing Subsidiary, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.27	Indenture, dated April 12, 2021, by and among the Company, the subsidiary guarantors from time to time party thereto, and U.S. Bank National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 12, 2021).

10.28	Pledge and Security Agreement, dated April 12, 2021, by and among the Company, the subsidiary guarantors, from time to time party thereto, and U.S. Bank National Association, as notes collateral agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 12, 2021).

10.29	First Supplemental Indenture, dated as of June 11, 2021, between Golar GP LLC (now known as NFE GP LLC), as Guaranteeing Subsidiary, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.30	Second Supplemental Indenture, dated as of September 13, 2021, between NFE Mexico Power Holdings Limited and NFE Mexico Terminal Holdings Limited, as Guaranteeing Subsidiaries, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.31	Third Supplemental Indenture, dated as of November 24, 2021, between NFE International Shipping LLC, NFE Global Shipping LLC, NFE Grand Shipping LLC and NFE International Holdings Limited, as Guaranteeing Subsidiaries, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.32	Fourth Supplemental Indenture, dated as of March 23, 2022, between NFE UK Holdings Limited, NFE Global Holdings Limited and NFE Bermuda Holdings Limited, as Guaranteeing Subsidiaries, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.33	Fifth Supplemental Indenture, dated as of December 22, 2022, between NFE Andromeda Chartering LLC, as Guaranteeing Subsidiary, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.34	Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and Morgan Stanley Senior Funding, Inc,. as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 21, 2021).

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

10.41*	Seventh Amendment to Credit Agreement, dated as of May 3, 2023 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent.

10.42
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

10.45
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

10.46*
Third Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated May 17, 2024, by and among New Fortress Energy Inc., the guarantors party thereto, Natixis, New York Branch, as Administrative Agent, Natixis, New York Branch, as ULCA Collateral Agent, Natixis, New York Branch, and each of the other financial institutions party thereto, as Lenders and Issuing Banks.

10.47
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

10.48
Indenture, dated March 8, 2024, by and among New Fortress Energy Inc., the subsidiary guarantors from time to time party thereto, and U.S. Bank Trust Company, National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 8, 2024).

10.49	Pledge and Security Agreement, dated March 8, 2024, by and among New Fortress Energy Inc., the subsidiary guarantors, from time to time party thereto, and U.S. Bank Trust Company, National Association, as notes collateral agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 8, 2024).

10.50*	Credit Agreement, dated as of July 19, 2024, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent.

31.1*	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101
* Filed as an exhibit to this Quarterly Report.
** Furnished as an exhibit to this Quarterly Report.
† Compensatory plan or arrangement.
# Portions of the exhibit (indicated by asterisks) have been omitted pursuant to Item 601 (b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW FORTRESS ENERGY INC.

Date: August 9, 2024

	By:	/s/ Wesley R. Edens

	Name:	Wesley R. Edens

	Title:	Chief Executive Officer and Chairman

(Principal Executive Officer)
Date: August 9, 2024

	By:	/s/ Christopher S. Guinta

	Name:	Christopher S. Guinta

	Title:	Chief Financial Officer

(Principal Financial Officer)
Date: August 9, 2024

	By:	/s/ Yunyoung Shin

	Name:	Yunyoung Shin

	Title:	Chief Accounting Officer

(Principal Accounting Officer)