Form 10-Q
period 2024-09-30
New Fortress Energy Inc.
filed 2024-11-12
CIK 1749723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
As of November 8, 2024, the registrant had 251,419,302 shares of Class A common stock outstanding.

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

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements regarding, among other things, our plans, strategies, prospects and projections, both business and financial. All statements contained in this Quarterly Report other than historical information are forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance or our projected business results. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “targets,” “potential” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:
•adequately addressing the substantial doubt as to our ability to continue as a going concern and satisfy our liquidity needs, including the consummation of our refinancing transactions intended to extend our debt maturities and enhance our liquidity;
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

v

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements.
New Fortress Energy Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2024 and December 31, 2023
(Unaudited, in thousands of U.S. dollars, except share amounts)

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$90,842	$155,414
Restricted cash	145,881	155,400
Receivables, net of allowances of $9,859 and $1,158, respectively	435,883	342,371
Inventory	88,095	113,684
Prepaid expenses and other current assets, net	273,255	213,104
Total current assets	1,033,956	979,973

Construction in progress	7,051,297	5,348,294
Property, plant and equipment, net	2,134,987	2,481,415
Equity method investments	—	137,793
Right-of-use assets	640,978	588,385
Intangible assets, net	206,266	51,815
Goodwill	776,760	776,760
Deferred tax assets, net	13,380	9,907
Other non-current assets, net	112,272	126,903
Total assets	$11,969,896	$10,501,245

Liabilities
Current liabilities
Current portion of long-term debt and short-term borrowings	$1,145,865	$292,625
Accounts payable	819,544	549,489
Accrued liabilities	373,882	471,675
Current lease liabilities	120,949	164,548
Other current liabilities	248,825	227,951
Total current liabilities	2,709,065	1,706,288

Long-term debt	6,863,123	6,510,523
Non-current lease liabilities	494,222	406,494
Deferred tax liabilities, net	66,226	44,444
Other long-term liabilities	50,250	55,627
Total liabilities	10,182,886	8,723,376

Commitments and contingencies (Note 21)

Series A convertible preferred stock, $0.01 par value, 96,746 shares authorized, issued and outstanding as of September 30, 2024 (0 as of December 31, 2023); aggregate liquidation preference of $96,746 and $0 at September 30, 2024 and December 31, 2023	96,555	—

Stockholders’ equity
Class A common stock, $0.01 par value, 750 million shares authorized, 205.1 million issued and outstanding as of September 30, 2024; 205.0 million issued and outstanding as of December 31, 2023	2,050	2,050
Additional paid-in capital	1,085,950	1,038,530
Retained earnings	438,502	527,986
Accumulated other comprehensive income	37,141	71,528
Total stockholders’ equity attributable to NFE	1,563,643	1,640,094
Non-controlling interest	126,812	137,775
Total stockholders’ equity	1,690,455	1,777,869
Total liabilities and stockholders’ equity	$11,969,896	$10,501,245
The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the three and nine months ended September 30, 2024 and 2023
(Unaudited, in thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Operating revenue	$446,048	$420,868	$1,346,774	$1,417,175
Vessel charter revenue	59,668	67,287	158,739	209,651
Other revenue	61,819	26,307	180,349	28,112
Total revenues	567,535	514,462	1,685,862	1,654,938

Operating expenses
Cost of sales (exclusive of depreciation and amortization shown separately below)	325,292	191,920	776,269	602,626
Vessel operating expenses	8,254	11,613	25,153	36,347
Operations and maintenance	32,062	60,819	139,902	121,187
Selling, general and administrative	82,388	49,107	223,720	157,048
Transaction and integration costs	3,154	2,739	6,285	4,787
Depreciation and amortization	35,364	48,670	123,268	125,160
Asset impairment expense	1,484	—	5,756	—
Loss on sale of assets, net	—	—	77,140	—
Total operating expenses	487,998	364,868	1,377,493	1,047,155
Operating income	79,537	149,594	308,369	607,783
Interest expense	71,107	64,822	228,850	200,891
Other (income) expense, net	(5,836)	(2,271)	60,630	16,150
Loss on extinguishment of debt, net	—	—	9,754	—
Income before income from equity method investments and income taxes	14,266	87,043	9,135	390,742
Income from equity method investments	—	489	—	12,738
Tax provision	2,953	25,194	28,012	69,476
Net income (loss)	11,313	62,338	(18,877)	334,004
Net (income) loss attributable to non-controlling interest	(2,014)	(1,117)	(6,597)	(3,329)
Net income (loss) attributable to stockholders	$9,299	$61,221	$(25,474)	$330,675

Net income (loss) per share – basic	$0.04	$0.30	$(0.14)	$1.60
Net income (loss) per share – diluted	$0.03	$0.30	$(0.15)	$1.59

Weighted average number of shares outstanding – basic	205,071,771	205,032,928	205,068,178	206,249,474
Weighted average number of shares outstanding – diluted	208,880,044	205,032,928	206,836,683	206,804,833

Other comprehensive income (loss):
Currency translation adjustment	(5,963)	(11,356)	(34,228)	7,693
Comprehensive income (loss)	5,350	50,982	(53,105)	341,697
Comprehensive (income) loss attributable to non-controlling interest	(2,563)	(795)	(6,756)	(3,108)
Comprehensive income (loss) attributable to stockholders	$2,787	$50,187	$(59,861)	$338,589
The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three and nine months ended September 30, 2024 and 2023
(Unaudited, in thousands of U.S. dollars, except share amounts)

	Series A convertible preferred stock		Class A common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Non- controlling interest	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	—	$—	205,031,406	$2,050	$1,038,530	$527,986	$71,528	$137,775	$1,777,869
Net income	—	—	—	—	—	54,081	—	2,589	56,670
Other comprehensive income (loss)	—	—	—	—	—	—	(7,349)	(359)	(7,708)
Share-based compensation expense	—	—	—	—	5,248	—	—	—	5,248
Issuance of shares for vested share-based compensation awards	—	—	14,126	—	—	—	—	—	—
Shares withheld from employees related to share-based compensation, at cost	—	—	(3,708)	—	(126)	—	—	—	(126)
Issuance of Series A convertible preferred stock, net	96,746	96,513	—	—	—	—	—	—	—
Dividends	—	142	—	—	—	(20,645)	—	(11,681)	(32,326)
Balance as of March 31, 2024	96,746	$96,655	205,041,824	$2,050	$1,043,652	$561,422	$64,179	$128,324	$1,799,627
Net income (loss)	—	—	—	—	—	(88,854)	—	1,994	(86,860)
Other comprehensive income (loss)	—	—	—	—	—	—	(20,526)	(31)	(20,557)
Share-based compensation expense	—	—	—	—	20,064	—	—	—	20,064
Issuance of shares for vested share-based compensation awards	—	—	34,578	—	—	—	—	—	—
Shares withheld from employees related to share-based compensation, at cost	—	—	(11,074)	—	(290)	—	—	—	(290)
Dividends	—	1,190	—	—	—	(21,697)	—	(3,019)	(24,716)
Balance as of June 30, 2024	96,746	$97,845	205,065,328	$2,050	$1,063,426	$450,871	$43,653	$127,268	$1,687,268
Net income	—	—	—	—	—	9,299	—	2,014	11,313
Other comprehensive income (loss)	—	—	—	—	—	—	(6,512)	549	(5,963)
Share-based compensation expense	—	—	—	—	22,543	—	—	—	22,543
Issuance of shares for vested share-based compensation awards	—	—	5,331	—	—	—	—	—	—
Shares withheld from employees related to share-based compensation, at cost	—	—	(1,299)	—	(19)	—	—	—	(19)
Dividends	—	(1,290)	—	—	—	(21,668)	—	(3,019)	(24,687)
Balance as of September 30, 2024	96,746	$96,555	205,069,360	$2,050	$1,085,950	$438,502	$37,141	$126,812	$1,690,455

	Class A common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Non- controlling interest		Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2022	208,770,088	$2,088	$1,170,254	$62,080	$55,398	$152,039		$1,441,859
Net income	—	—	—	150,206	—	1,360		151,566
Other comprehensive income	—	—	—	—	1,946	195		2,141
Cancellation of shares	(4,100,000)	(41)	(122,713)	—	—	—		(122,754)
Dividends	—	—	—	(20,467)	—	(3,019)		(23,486)
Balance as of March 31, 2023	204,670,088	$2,047	$1,047,541	$191,819	$57,344	$150,575		$1,449,326
Net income	—	—	—	119,248	—	852		120,100
Other comprehensive income (loss)	—	—	—	—	17,002	(94)		16,908
Share-based compensation expense	—	—	1,179	—	—	—		1,179
Issuance of shares for vested share-based compensation awards	689,401	3	—					3
Shares withheld from employees related to share-based compensation, at cost	(328,083)	—	(9,519)	—	—	—		(9,519)
Dividends	—	—	—	(20,503)	—	(6,619)		(27,122)
Balance as of June 30, 2023	205,031,406	$2,050	$1,039,201	$290,564	$74,346	$144,714		$1,550,875
Net income	—	—	—	61,221	—	1,117		62,338
Other comprehensive loss	—	—	—	—	(11,034)	(322)		(11,356)
Share-based compensation expense	—	—	227	—	—	—		227
Dividends	—	—	—	(20,503)	—	(3,019)		(23,522)
Balance as of September 30, 2023	205,031,406	$2,050	$1,039,428	$331,282	$63,312	$142,490	$—	$1,578,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy Inc.
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2024 and 2023
(Unaudited, in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net (loss) income	$(18,877)	$334,004
Adjustments for:
Depreciation and amortization	123,981	125,853
Movement in credit loss allowances	8,651	203
Deferred taxes	(14,155)	1,217
Share-based compensation	47,855	1,407
Loss on asset sales	77,140	—
Asset impairment expense	5,756	—
(Earnings) recognized from vessels chartered to third parties transferred to Energos	(72,539)	(112,608)
Loss on the disposal of equity method investment	7,222	37,401
Loss on extinguishment of debt	9,754	—
Other	52,994	(8,979)
Changes in operating assets and liabilities:
(Increase) in receivables	(95,928)	(86,743)
Decrease (increase) in inventories	23,132	(29,238)
(Increase ) decrease in other assets	(53,989)	56,512
Decrease in right-of-use assets	145,371	68,360
Increase in accounts payable/accrued liabilities	30,168	73,211
(Decrease) increase in amounts due to affiliates	(2,888)	1,613
(Decrease) in lease liabilities	(150,251)	(56,908)
Increase in other liabilities	22,803	131,879
Net cash provided by operating activities	146,200	537,184

Cash flows from investing activities
Capital expenditures	(1,781,278)	(2,191,605)
Sale of equity method investment	136,365	100,000
Asset sales	328,999	—
Other investing activities	7,360	26,043
Net cash used in investing activities	(1,308,554)	(2,065,562)

Cash flows from financing activities
Proceeds from borrowings of debt	3,594,229	1,768,715
Payment of deferred financing costs	(76,759)	(18,064)
Repayment of debt	(2,342,847)	(104,530)
Payment of dividends	(61,322)	(700,440)
Other financing activities	(12,424)	(21,609)
Net cash provided by financing activities	1,100,877	924,072
Impact of changes in foreign exchange rates on cash and cash equivalents	(12,614)	923
Net (decrease) increase in cash, cash equivalents and restricted cash	(74,091)	(603,383)
Cash, cash equivalents and restricted cash – beginning of period	310,814	855,083
Cash, cash equivalents and restricted cash – end of period	$236,723	$251,700

Supplemental disclosure of non-cash investing and financing activities:
Changes in accounts payable and accrued liabilities associated with construction in progress and property, plant and equipment additions	$134,069	$641,967
Accounts payable and accrued liabilities associated with construction in progress and property, plant and equipment additions	877,210	1,064,261
Principal payments on financing obligation to Energos by third party charters	(6,108)	(52,035)
Shares received in Hilli Exchange	—	(122,754)
Fair value of contingent payments in the Lins Acquisition	8,080	—
Class A convertible preferred stock issued and debt assumed in the PortoCem Acquisition	(125,198)	—
The following table identifies the balance sheet line-items included in Cash and cash equivalents and Restricted cash presented in the Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2024	2023
Cash and cash equivalents	$90,842	$171,329
Restricted cash	145,881	66,162
Cash and cash equivalents classified as held for sale	—	14,209
Cash, cash equivalents and restricted cash – end of period	$236,723	$251,700
Cash and cash equivalents as of September 30, 2024 and 2023 includes $0 and $14,209, respectively, which have been classified as assets held for sale and included in Other current assets on the Condensed Consolidated Balance Sheets.

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
4. Asset acquisition and redeemable preferred stock
Lins Acquisition
On August 2, 2024, the Company acquired 100% of the outstanding equity interest of Usina Termeletrica de Lins S.A. ("Lins"), which owns key rights and permits to develop a combined cycle gas-fired power plant for up to 2.05GW located in the State of Sao Paulo, within the city limits of Lins, Brazil. The purchase consideration consisted of a $2,000 cash payment made at closing in addition to potential future payments contingent on achieving certain milestones of up to $18,500. As the contingent payments meet the definition of a derivative, the fair value of the contingent payments of $8,080 is included as part of the purchase consideration and is recognized in Other non-current liabilities on the Condensed Consolidated Balance Sheets upon acquisition. The fair value of the derivative liability was $7,715 as of September 30, 2024.
The purchase of Lins has been accounted for as an asset acquisition. As a result, no goodwill was recorded. The total purchase consideration of $10,080 was allocated to permits and authorizations acquired and is recorded within Intangible assets, net on the Condensed Consolidated Balance Sheets. In addition, the Company recognized a deferred tax liability of $4,163 that resulted from the acquisition.
PortoCem Acquisition
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
On September 23, 2024, the Company entered into a definitive agreement with Ceiba Energy, pursuant to which the Company has agreed to issue to Ceiba Energy 96,746 shares of the Company’s 4.8% Series B Convertible Preferred Stock, par value $0.01 per share and liquidation preference $1,000 per share (the “Series B Convertible Preferred Stock”), in exchange for all outstanding shares of the Company’s Series A Preferred Stock, of which 86,746 are held by Ceiba Energy and 10,000 of which are held in an escrow account for the benefit of Ceiba Energy. The Company issued the Series B Convertible Preferred Stock on October 1, 2024 with substantially the same terms as the Series A Preferred Stock, with the exception of the conversion price, and this exchange will be reflected in the Company's financial statements in the fourth quarter of 2024.
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
Redemption rights
Upon the occurrence of certain events, the holders constituting at least a majority of the outstanding voting power of the Series A Convertible Preferred Stock may require the Company to repurchase the Series A Convertible Preferred Stock, in whole but not in part, for cash or shares of Class A common stock (or any combination thereof) at a repurchase price of $1,000 per share plus any accumulated and unpaid dividends thereon. Contingent events that would allow the holders to require repurchase by the Company include:
•change in control, downgrade in the credit rating of certain of the Company's debt or if certain financial leverage ratios aren't achieved ("Change Event"). In August 2024, a Change Event occurred due to the downgrade of the Company's debt. Prior to the redemption of the Series A Convertible Preferred Stock, an agreement was reached to exchange the Series A Convertible Preferred Stock with Series B Convertible Preferred Stock as discussed above.
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
5. Asset sale
In March 2024, the Company completed a series of transactions that included the sale of turbines and related equipment to the Puerto Rico Electric Power Authority ("PREPA") under an Asset Purchase Agreement ("APA"). The Company deployed this equipment in 2023 in response to a request to provide emergency power to stabilize the power grid in Puerto Rico. The purchase price was $306,599. Additionally, the APA includes a requirement that the Company provide major maintenance services on certain of the sold turbines within 12 months of the sale date; the standalone selling price of these maintenance services of $15,330 will be recognized when these services are performed, and the transaction price allocated to the sale of turbines was reduced by this amount. The Company recognized $6,736 of the maintenance services revenue during the nine months ended September 30, 2024. The book value of the turbines and equipment at the time of sale was $368,799, and the Company recognized a loss of $77,530 in Loss on sale of assets, net in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
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
6. Revenue recognition
Operating revenue in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) includes revenue from sales of LNG and natural gas as well as outputs from the Company’s natural gas-fueled power generation facilities, including power and steam, and the sale of LNG cargos. LNG cargo sales for the three and nine months ended September 30, 2024 were $174,570 and $199,072, respectively, which included $35,088 from the cargo sale from the Company's first FLNG project in the third quarter of 2024. LNG cargo sales for the three and nine months ended

September 30, 2023 were $0 and $617,138, respectively, which included $0 and $332,000 of contract settlements, respectively.

The table below summarizes the balances in Other revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income and other revenue	$2,600	$370	$12,276	$2,175
Operation and maintenance revenue	59,219	25,937	168,073	25,937
Total other revenue	$61,819	$26,307	$180,349	$28,112
Operation and maintenance revenue is recognized by the Company's subsidiary, Genera PR LLC ("Genera"), under its contract for the operation and maintenance of PREPA's thermal generation assets. Under this agreement, Genera is paid a fixed annual fee and reimbursed for pass-through expenses, including payroll expenses of Genera employees, beginning when the contract commenced on July 1, 2023. Amounts recognized in the nine months ended September 30, 2024 include fixed fees, reimbursement of pass-through expenditures and an estimate of variable consideration for incentive fees to be received. Variable consideration has been estimated based on the most likely amount method, and the Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The determination of estimated amounts included in the transaction price is based largely upon an assessment of the uncertainties associated with the variable consideration, including the susceptibility of payment to factors outside of the Company’s control. The Company considers all information that is reasonably available, including historical, current and estimates of future performance.

Under most customer contracts, invoicing occurs once the Company’s performance obligations have been satisfied, at which point payment is unconditional. As of September 30, 2024 and December 31, 2023, receivables related to revenue from contracts with customers totaled $429,130 and $331,108, respectively, and were included in Receivables, net on the Condensed Consolidated Balance Sheets, net of current expected credit losses of $9,859 and $1,158, respectively. During the first quarter of 2024, the Company recorded an additional allowance for uncollectible receivables of $11,595. The allowance reduces outstanding receivables for certain customers to reflect the amount that the Company expects to receive. Other items included in Receivables, net not related to revenue from contracts with customers represent leases, which are accounted for outside the scope of ASC 606, and receivables associated with reimbursable costs.
Contract assets are comprised of the transaction price allocated to completed performance obligations that will be billed to customers in subsequent periods. The Company has recognized contract liabilities, comprised of unconditional payments due or paid under the contracts with customers prior to the Company’s satisfaction of the related performance obligations. The contract assets and contract liabilities balances as of September 30, 2024 and December 31, 2023 are detailed below:

	September 30, 2024	December 31, 2023
Contract assets, net - current	$56,996	$8,714
Contract assets, net - non-current	17,745	19,901
Total contract assets, net	$74,741	$28,615

Contract liabilities, net - current	$121,361	$65,287
Contract liabilities, net - non-current	11,750	31,698
Total contract liabilities, net	$133,111	$96,985

Revenue recognized in the year from:
Amounts included in contract liabilities at the beginning of the year	$82,062	$12,748
Contract assets are presented net of expected credit losses of $221 and $326 as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 and December 31, 2023, contract assets was comprised of $22,180 and

$28,536 of unbilled receivables, respectively, which represent unconditional rights to payment only subject to the passage of time.
The Company received prepayments of $150,000 for future contracted sales during the second and third quarters of 2024, which was recorded as a contract liability. The Company recognized $42,273 as revenue during the third quarter of 2024 as delivery was completed. The remaining deliveries under these contracts will occur during the fourth quarter of 2024 and through 2025. Contract liabilities decreased in the first quarter of 2024 due to the termination of the Company's contract to support the grid stabilization project in Puerto Rico (Refer to Note 5 - Asset sale). Deferred revenue at the time of termination of $43,577 was recognized as Operating revenue in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
The Company has recognized costs to fulfill contracts with customers, which primarily consist of expenses required to enhance resources to deliver under agreements with these customers. These costs can include set-up and mobilization costs incurred ahead of the service period, and such costs will be recognized on a straight-line basis over the expected terms of the agreements. As of September 30, 2024, the Company has capitalized $23,349 of which $2,205 of these costs is presented within Prepaid expenses and other current assets, net and $21,144 is presented within Other non-current assets, net on the Condensed Consolidated Balance Sheets. As of December 31, 2023, the Company had capitalized $25,282, of which $2,864 of these costs was presented within Prepaid expenses and other current assets, net and $22,418 was presented within Other non-current assets, net on the Condensed Consolidated Balance Sheets.
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

Period	Revenue
Remainder of 2024	$76,690
2025	711,529
2026	709,586
2027	705,896
2028	690,665
Thereafter	9,529,656
Total	$12,424,022
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

	September 30, 2024	December 31, 2023
Property, plant and equipment	$686,683	$686,683
Accumulated depreciation	(89,751)	(69,977)
Property, plant and equipment, net	$596,932	$616,706
The components of lease income from vessel operating leases for the three and nine months ended September 30, 2024 and 2023 are shown below. As the Company has not recognized the sale of all of the vessels included in the Energos Formation Transaction (defined below), the operating lease income shown below for the three and nine months ended September 30, 2024 includes revenue of $17,407 and $102,569 from third-party charters of vessels included in the Energos Formation Transaction. The operating lease income shown below for the three and nine months ended September 30, 2023 includes revenue of $66,557 and $208,921, respectively, from third-party charters of vessels included in the Energos Formation Transaction.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease income	$50,537	$66,557	$143,840	$208,921
Variable lease income	9,131	730	14,899	730
Total operating lease income	$59,668	$67,287	$158,739	$209,651
Subsequent to the Energos Formation Transaction, all cash receipts on long-term vessel charters will be received by Energos. As such, future cash receipts from both operating and finance leases were not significant as of September 30, 2024.

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
As of September 30, 2024 and December 31, 2023, ROU assets, current lease liabilities and non-current lease liabilities consisted of the following:

	September 30, 2024	December 31, 2023
Operating right-of-use-assets	$621,807	$538,055
Finance right-of-use-assets (1)	19,171	50,330
Total right-of-use assets	$640,978	$588,385

Current lease liabilities:
Operating lease liabilities	$116,898	$135,867
Finance lease liabilities	4,051	28,681
Total current lease liabilities	$120,949	$164,548
Non-current lease liabilities:
Operating lease liabilities	$490,010	$390,519
Finance lease liabilities	4,212	15,975
Total non-current lease liabilities	$494,222	$406,494
(1) Finance lease ROU assets are recorded net of accumulated amortization of $6,754 and $21,470 as of September 30, 2024 and December 31, 2023, respectively.
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
During the second quarter of 2024, the Company terminated the operating lease of three turbines. The termination of the lease resulted in the write-off of the right-of-use asset and lease liability of $23,018 and $25,762 respectively, and a loss on lease termination of $4,789 recognized within Other (income) expense, net in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

For the three and nine months ended September 30, 2024 and 2023, the Company’s operating lease cost recorded within the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fixed lease cost	$44,501	$33,840	$120,749	$73,066
Variable lease cost	—	1,435	2,709	3,036
Short-term lease cost	1,870	11,502	8,460	17,421

Lease cost - Cost of sales	$43,790	$28,409	$109,798	$59,300
Lease cost - Operations and maintenance	1,104	16,274	16,250	28,322
Lease cost - Selling, general and administrative	1,477	2,094	5,870	5,901
For the three months ended September 30, 2024 and 2023, the Company has capitalized $9,522 and $8,111 of lease costs, respectively. For the nine months ended September 30, 2024 and 2023, the Company has capitalized $46,659 and $26,816 of lease costs, respectively. Capitalized costs include vessels and port space used during the commissioning of development projects. Short-term lease costs for vessels chartered by the Company to transport inventory from a supplier’s facilities to the Company’s storage locations are capitalized to inventory.
The Company has leases of ISO tanks and a parcel of land that are recognized as finance leases. For the three and nine months ended September 30, 2024 and 2023, the Company’s finance interest expense and amortization recorded in Interest expense and Depreciation and amortization, respectively, within the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest expense related to finance leases	$150	$1,080	$872	$2,766
Amortization of right-of-use asset related to finance leases	471	5,888	5,795	13,448
Cash paid for operating leases is reported in operating activities in the Condensed Consolidated Statements of Cash Flows. Supplemental cash flow information related to leases was as follows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Operating cash outflows for operating lease liabilities	$141,021	$89,326
Financing cash outflows for finance lease liabilities	6,713	13,582
Right-of-use assets obtained in exchange for new operating lease liabilities	206,344	130,646
Right-of-use assets obtained in exchange for new finance lease liabilities	—	47,672

The future payments due under operating and finance leases as of September 30, 2024 are as follows:

	Operating Leases	Financing Leases
Due remainder of 2024	$49,537	$1,585
2025	150,100	4,344
2026	111,200	2,592
2027	110,846	89
2028	109,230	89
Thereafter	327,747	852
Total lease payments	$858,660	$9,551
Less: effects of discounting	251,752	1,288
Present value of lease liabilities	$606,908	$8,263

Current lease liability	$116,898	$4,051
Non-current lease liability	490,010	4,212
As of September 30, 2024, the weighted average remaining lease term for operating leases was 7.0 years and finance leases was 3.0 years. Because the Company generally does not have access to the rate implicit in the lease, the incremental borrowing rate is utilized as the discount rate. The weighted average discount rate associated with operating leases as of September 30, 2024 was 10.3% and as of December 31, 2023 was 10.1%. The weighted average discount rate associated with finance leases as of September 30, 2024 was 5.2% and as of December 31, 2023 was 8.2%.
8. Financial instruments
During 2024, the Company entered into a series of foreign exchange forward contracts and zero-cost collar options to reduce exchange rate risk associated with U.S. dollar borrowings and expected capital expenditures. As of September 30, 2024, the notional amount of outstanding foreign exchange contracts was approximately $299,124. These instruments are expected to settle starting in 2024 through the third quarter of 2026. The Company recognized unrealized losses, net of $460 for the three months ended September 30, 2024 and unrealized gains, net of $9,634 for the nine months ended September 30, 2024 for these foreign currency contracts. We also recognized realized loss of $4,151 upon settlement of a portion of the foreign exchange contracts during the three months ended September 30, 2024.
Gains or losses on the foreign exchange contracts and other derivative instruments that are not intended to mitigate commodity risk are reported in Other (income) expense, net in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
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
The following table presents the Company’s financial assets and financial liabilities, including those that are measured at fair value, as of September 30, 2024 and December 31, 2023:

	Level 1	Level 2	Level 3	Total
September 30, 2024
Assets
Investment in equity securities	$—	$—	$8,678	$8,678
Foreign exchange contracts	—	10,491	—	10,491

Liabilities
Foreign exchange contracts	$—	$1,058	$—	$1,058
Contingent consideration derivative liabilities	—	—	40,806	40,806

December 31, 2023
Assets
Investment in equity securities	$—	$—	$7,678	$7,678

Liabilities
Contingent consideration derivative liabilities	$—	$—	$37,832	$37,832
The Company believes the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of September 30, 2024 and December 31, 2023 and are classified as Level 1 within the fair value hierarchy.
The table below summarizes the fair value adjustment to instruments measured at Level 3 in the fair value hierarchy. These adjustments have been recorded within Other (income) expense, net in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Contingent consideration derivative liabilities - Fair value adjustment - (gain)	$(2,723)	$(2,722)	$(5,027)	$(5,757)
During the three and nine months ended September 30, 2024 and 2023, the Company had no transfers in or out of Level 3 in the fair value hierarchy. During the first quarter of 2024, the Company sold substantially all of its investment in Energos; this investment had been accounted for as an equity method investment (refer to Note 12). The Company retained an investment in Energos valued at $1,000, which is shown as a Level 3 investment in equity securities in the table above.
9. Restricted cash
As of September 30, 2024 and December 31, 2023, restricted cash consisted of the following:

	September 30, 2024	December 31, 2023
Cash restricted under the terms of loan agreements	$87,851	$102,079
Collateral for letters of credit and performance bonds	58,030	53,321
Total restricted cash	$145,881	$155,400
Uses of cash proceeds under the BNDES Term Loan, Barcarena Debentures and PortoCem Bridge Loan (see Note 19) are restricted to certain payments to construct the Barcarena Power Plant.
10. Inventory
As of September 30, 2024 and December 31, 2023, inventory consisted of the following:

	September 30, 2024	December 31, 2023
LNG and natural gas inventory	$51,161	$75,417
Automotive diesel oil inventory	9,964	10,121
Bunker fuel, materials, supplies and other	26,970	28,146
Total inventory	$88,095	$113,684
Inventory is adjusted to the lower of cost or net realizable value each quarter. Changes in the value of inventory are recorded within Cost of sales in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). No adjustments were recorded during the nine months ended September 30, 2024. The Company recognized an adjustment to inventory of $6,232 during the nine months ended September 30, 2023. In the second quarter of 2023, the Company acquired a spot cargo at a higher cost to obtain a new customer contract, and the net realizable value of this cargo was below the cost.
11. Prepaid expenses and other current assets
As of September 30, 2024 and December 31, 2023, prepaid expenses and other current assets consisted of the following:

	September 30, 2024	December 31, 2023
Prepaid expenses	$23,025	$31,490
Recoverable taxes	97,843	80,630
Due from affiliates	2,329	1,566
Assets held for sale	67,721	21,265
Other current assets	82,337	78,153
Total prepaid expenses and other current assets, net	$273,255	$213,104

During the fourth quarter of 2023, the Company began to sub-charter the Winter, a vessel included in the Energos Formation Transaction, and an asset was recorded representing the existing charterer's remaining payments to Energos, which was $59,074 as of December 31, 2023. The Company also recognized a liability of $49,400 as of December 31, 2023 representing the Company's obligation to pay sub-charter payments until the vessel is chartered directly from Energos. The sub-charter was terminated during the third quarter of 2024, and the Company derecognized both the sub-charter asset and liability.
The remaining balance of other current assets as of September 30, 2024 and December 31, 2023 primarily consists of derivative assets recognized for foreign currency exchange contracts (Note 9), deposits and the current portion of contract assets (Note 6).
Assets held for sale
On June 30, 2024, the Company entered into a definitive agreement to sell its Miami Facility for $62,000, subject to certain purchase price adjustments at close. The transaction is expected to close in the fourth quarter of 2024 subject to customary terms and conditions. The assets related to the Miami Facility have been classified as held for sale as of June 30, 2024. In conjunction with the classification to held for sale, the Company recognized an impairment loss of $1,007 for three months ended September 30, 2024 and $5,279 for nine months ended September 30, 2024 within Asset impairment expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Nonrecurring, Level 2 inputs using a market approach were used to estimate the fair value of the Miami Facility for the purpose of recognizing the impairment.
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

Changes in the balance of the Company’s equity method investment in Energos was as follows:

September 30, 2024
Equity method investments as of December 31, 2023	$137,793
Capital contribution	6,794
Sale of equity method investments	(144,587)
Equity method investments as of September 30, 2024	$—
In February 2024, the Company sold substantially all of its stake in Energos. As a result of the transaction, the Company recognized an other than temporary impairment ("OTTI") of the investment in Energos totaling $5,277. This loss was recognized in Income from equity method investments in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the year-ended December 31, 2023. The sale was completed on February 14, 2024 and the Company received proceeds of $136,365, resulting in a loss of $7,222 presented within Other (income) expense, net in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The Company retained an investment in Energos valued at $1,000, which has been recognized within Other non-current assets. Following the disposition of substantially all of the stake in Energos, the Company no longer has significant influence over Energos.

13. Construction in progress
The Company’s construction in progress activity during the nine months ended September 30, 2024 is detailed below:

September 30, 2024
Construction in progress as of December 31, 2023	$5,348,294
Additions	1,858,735
Impact of currency translation adjustment	(75,250)
Assets placed in service	(80,482)
Construction in progress as of September 30, 2024	$7,051,297
Interest expense of $346,856 and $201,890, inclusive of amortized debt issuance costs, was capitalized for the nine months ended September 30, 2024 and 2023, respectively. Recoverable taxes of $45,262 were capitalized for the nine months ended September 30, 2024 and represents non-cash addition to Construction in progress.
The Company has significant development activities in Latin America as well as the development of the Company's Fast LNG liquefaction solution. The successful completion of these development projects is subject to various risks, such as obtaining government approvals, identifying suitable sites, securing financing and permitting, and ensuring contract compliance. The Company's first Fast LNG project is currently being commissioned, and costs capitalized in Construction in progress related to this project were $3,471,389 as of September 30, 2024.
14. Property, plant and equipment, net
As of September 30, 2024 and December 31, 2023, the Company’s property, plant and equipment, net consisted of the following:

	September 30, 2024	December 31, 2023
Vessels	$1,576,346	$1,494,433
Terminal and power plant equipment	470,690	668,927
Power facilities	269,939	273,978
ISO containers and other equipment	70,087	97,984
LNG liquefaction facilities	—	63,316
Gas pipelines	66,320	66,319
Land	54,518	54,324
Leasehold improvements	49,245	139,967
Accumulated depreciation	(422,158)	(377,833)
Total property, plant and equipment, net	$2,134,987	$2,481,415
The book value of the vessels that was recognized due to the failed sale leaseback in the Energos Formation Transaction as of September 30, 2024 and December 31, 2023 was $1,289,243 and $1,293,384, respectively. The reduction to terminal and power plant equipment and leasehold improvements reflects the sale of turbines to PREPA (Note 5).
Depreciation expense for the three months ended September 30, 2024 and 2023 totaled $32,017 and $36,705, respectively, of which $217 and $230, respectively, is included within Cost of sales in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Depreciation expense for the nine months ended September 30, 2024 and 2023 totaled $110,167 and $92,980, respectively, of which $712 and $693, respectively, is included within Cost of sales in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

15. Goodwill and intangible assets
Goodwill
The carrying amount of goodwill was $776,760 as of both September 30, 2024 and December 31, 2023.
The Company reviews the carrying values of goodwill at least annually to assess impairment since these assets are not amortized. An annual impairment assessment is conducted as of October 1st of each year. Additionally, the Company reviews the carrying value of goodwill whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.
The Company’s common stock price has declined since January 1, 2024. Such decreases did not result in the Company’s market capitalization falling below the book value of equity as of September 30, 2024, and management concluded that a triggering event did not occur during the third quarter of 2024. The Company will perform its annual goodwill impairment assessment as of October 1, 2024.

Intangible assets
The following tables summarize the composition of intangible assets as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Weighted Average Life
Definite-lived intangible assets
Acquired capacity reserve contract	$162,045	$(4,344)	$(13,469)	$144,232	17
Favorable vessel charter contracts	17,700	(12,797)	—	4,903	4
Permits and development rights	61,894	(6,342)	(781)	54,771	33
Easements	1,559	(380)	—	1,179	30

Indefinite-lived intangible assets
Easements	1,191	—	(10)	1,181	n/a
Total intangible assets	$244,389	$(23,863)	$(14,260)	$206,266

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Weighted Average Life
Definite-lived intangible assets
Favorable vessel charter contracts	$17,700	$(10,615)	$—	$7,085	4
Permits and development rights	48,217	(5,557)	(291)	42,369	38
Easements	1,555	(341)	—	1,214	30

Indefinite-lived intangible assets
Easements	1,191	—	(44)	1,147	n/a
Total intangible assets	$68,663	$(16,513)	$(335)	$51,815
Amortization expense for the three months ended September 30, 2024 and 2023 was $2,876 and $6,290, respectively. Amortization expense for the nine months ended September 30, 2024 and 2023 was $7,307 and $19,371, respectively. Amortization expense is inclusive of reductions in expense for the amortization of unfavorable contract liabilities.
In the third quarter of 2023, An Bord Pleanála, Ireland's planning commission, denied the Company's application for the development of an LNG terminal and power plant in Shannon, Ireland. We challenged this decision, and in September

2024, the High Court of Ireland ruled that the ABP did not have appropriate grounds for the denial of our permit. The ABP has been directed to reconsider our permit application in accordance with Irish law. The continued development of this project is uncertain and there are multiple risks, including regulatory risks, that could preclude the development of this project, and the results of these risks could have a material effect to the Company's results of operations.

16. Other non-current assets, net

As of September 30, 2024 and December 31, 2023, Other non-current assets consisted of the following:

	September 30, 2024	December 31, 2023
Cost to fulfill (Note 6)	21,144	22,418
Contract assets, net (Note 6)	17,745	19,901
Investments in equity securities	8,678	7,678
Other	64,705	76,906
Total other non-current assets, net	$112,272	$126,903
Investments in equity securities include investments without a readily determinable fair value of $8,678 and $7,678 as of September 30, 2024 and December 31, 2023, respectively. The Company has not recognized any gains or losses in the value of these investments during 2024. The Company recognized unrealized losses of $672 and unrealized gains of $539 on its investments in equity securities for the three and nine months ended September 30, 2023, respectively, within Other (income) expense, net in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Other non-current assets includes the development costs for hosted software products, foreign exchange contracts and deferred financing costs related to the Revolving Facility.
17. Accrued liabilities
As of September 30, 2024 and December 31, 2023, Accrued liabilities consisted of the following:

	September 30, 2024	December 31, 2023
Accrued development costs	$234,384	$286,030
Accrued interest	56,028	82,507
Accrued bonuses	27,999	41,356
Other accrued expenses	55,471	61,782
Total accrued liabilities	$373,882	$471,675

18. Other current liabilities
As of September 30, 2024 and December 31, 2023, Other current liabilities consisted of the following:

	September 30, 2024	December 31, 2023
Derivative liabilities	$16,927	$19,450
Contract liabilities (Note 6)	121,361	65,287
Income tax payable	72,764	54,040
Due to affiliates	6,691	9,579
Winter sub-charter liability	—	49,400
Liabilities held for sale (Note 11)	8,808	—
Other current liabilities	22,274	30,195
Total other current liabilities	$248,825	$227,951

19. Debt
As of September 30, 2024 and December 31, 2023, debt consisted of the following:

	September 30, 2024	December 31, 2023
Senior Secured Notes, due September 2025	$873,027	$1,245,662
Senior Secured Notes, due September 2026	1,489,648	1,486,374
Senior Secured Notes, due March 2029	737,116	—
Vessel Financing Obligation, due August 2042	1,380,692	1,359,995
Term Loan B, due October 2028	774,959	771,420
Revolving Facility	1,000,000	866,600
BNDES Term Loan, due October 2045	343,485	—
PortoCem Bridge Loan, due October 2025	270,718	—
Term Loan A, due July 2027	249,260	—
South Power 2029 Bonds, due May 2029	217,644	216,993
Short-term Borrowings	195,333	182,270
Barcarena Debentures, due October 2028	187,627	175,025
Turbine Financing, due July 2027	144,546	—
EB-5 Loan, due July 2028	98,561	61,614
Tugboat Financing, due December 2038	46,372	46,728
Barcarena Term Loan, due February 2024	—	199,678
Equipment Notes, due July 2026	—	190,789
Total debt	$8,008,988	$6,803,148
Current portion of long-term debt	$1,145,865	$292,625
Long-term debt	6,863,123	6,510,523
The Company's 2025 Notes mature on September 15, 2025. If any of the 2025 Notes remain outstanding 60 days prior to this maturity date (the "Springing Maturity Date"), the outstanding principal under the Revolving Facility, Term Loan B and Term Loan A (defined below) will become immediately due. The aggregate principal amount of 2025 Notes outstanding as of September 30, 2024 is $875,000.
On September 30, 2024, the Company entered into a Transaction Support Agreement (the "TSA") with certain holders of the Company’s 2025 Notes, 2026 Notes, and 2029 Notes. The TSA relates to a series of transactions, among the Company, certain of the Company’s direct and indirect subsidiaries and certain holders of the 2025 Notes, 2026 Notes and 2029 Notes

(the "Supporting Holders"), intended to extend the maturity profile of the Company’s indebtedness while providing additional operating liquidity and financial flexibility.
On November 6, 2024, the Company entered into a privately negotiated exchange and subscription agreement (the "Exchange and Subscription Agreement") with the Supporting Holders to implement the transactions described in the TSA. Pursuant to the Exchange and Subscription Agreement, (i) NFE Financing LLC ("NFE Financing"), an indirectly owned subsidiary of the Company, will sell to the Supporting Holders approximately $1.2 billion aggregate principal amount of 12.00% Senior Secured Notes due 2029 (the "New Notes") (the transactions described in clause (i), the "Subscription Transactions") and (ii) NFE Financing will issue to the Supporting Holders $1.5 billion aggregate principal amount of New Notes in a dollar-for-dollar exchange for the Company's 2026 Notes and 2029 Notes (the "Exchange Transactions" and together with the Subscription Transactions, the "Transactions"). The New Notes will be issued in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. The Company intends to use net proceeds from the Transactions to repay in full the outstanding aggregate principal amount of the Company's 2025 Notes and for general corporate purposes.
As of November 12, 2024, the date of the issuance of these financial statements, the Transactions have not closed, and there are certain conditions precedent that must be met prior to closing. In the absence of closing the Transactions, the Company’s current liquidity and forecasted cash flows from operations are not sufficient to support the repayment of the 2025 Notes, in full, prior to the Springing Maturity Date, and as such, management concluded that substantial doubt exists related to the Company’s ability to continue as a going concern. Management expects all conditions precedent to be achieved and the Transactions to close in the coming weeks, which will alleviate the substantial doubt. However, there can be no assurance that the Company will be successful in closing the Transactions.
Long-term debt is recorded at amortized cost on the Condensed Consolidated Balance Sheets. The fair value of the Company's debt was $7,621,138 and $6,835,487 as of September 30, 2024 and December 31, 2023, respectively, and is classified as Level 2 within the fair value hierarchy. The Company's debt arrangements also include cross-acceleration clauses whereby events of default under an individual debt agreement can lead to acceleration of principal under other debt arrangements.
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
In connection with the issuance of the 2029 Notes, the Company incurred $14,171 in origination, structuring and other fees, which was deferred as a reduction of the principal balance of the 2029 Notes on the Condensed Consolidated Balance Sheets. As of September 30, 2024, total remaining unamortized deferred financing costs for the 2029 Notes was $12,884.

Revolving Facility
In April 2021, the Company entered into a $200,000 senior secured revolving credit facility (the "Revolving Facility"). Through December 31, 2023, the Revolving Facility had been amended to increase the borrowing capacity to $950,000. In May 2024, the Company entered into an amendment which increased the borrowing capacity by $50,000, for a total capacity of $1,000,000. The amendment did not impact the interest rate or term of the Revolving Facility, and no deferred costs were written off. During the second quarter of 2024, the Company drew the additional capacity on the Revolving Facility and $1,000,000 was outstanding as of September 30, 2024.
The borrowings under the Revolving Facility bear interest at a Secured Overnight Financing Rate ("SOFR") based rate plus a margin based upon usage of the Revolving Facility. The Revolving Facility matures upon the earliest to the occur of April 15, 2026 or 60 days prior to the maturity of the 2025 Notes, if the 2025 Notes have not been redeemed or refinanced in full. The Company may request to extend the maturity date once in a one-year increment. Borrowings under the Revolving Facility may be prepaid, at the option of the Company, at any time without premium.
BNDES Term Loan
The owner of the Company's power plant under construction in Pará, Brazil (the "Barcarena Power Plant") entered into a credit agreement with BNDES, the Brazilian Development Bank (the "BNDES Credit Agreement"). The Company is able to borrow up to $355,556 under the BNDES Credit Agreement, segregated into three tranches based on the use of proceeds ("BNDES Term Loan"). In the first quarter of 2024, the Company borrowed $284,444 under the BNDES Credit Agreement. In the third quarter of 2024, the Company borrowed $60,290 under the BNDES Credit Agreement. Each tranche bears a different rate of interest ranging from 2.61% to 4.41% plus the fixed rate announced by BNDES. No principal payments are required until April 2026 and are due quarterly thereafter until maturity in 2045. Interest payments prior to April 2026 are made through an increase in the outstanding principal amount and are due quarterly thereafter.
The obligations under the BNDES Credit Agreement are guaranteed by certain indirect Brazilian subsidiaries that are constructing the Barcarena Power Plant, and are secured by the Barcarena Power Plant and receivables under the Barcarena Power Plant's power purchase agreements. These Brazilian subsidiaries must adhere to customary affirmative and negative covenants, and the BNDES Credit Agreement also provides for customary events of default, prepayment and cure provisions.
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
In May 2024, the PortoCem Credit Note was replaced by a bridge financing agreement that allows PortoCem to borrow up to R$2.9 billion due in October 2025 ("PortoCem Bridge Loan"). PortoCem initially borrowed R$1.5 billion ($275,340 based on rates in effect at September 30, 2024), and this initial funding was used to repay the PortoCem Credit Note and to begin the development and construction of a power plant to deliver under the capacity reserve contracts acquired in the

PortoCem Acquisition. The PortoCem Bridge Loan bears interest at the one-day interbank deposit futures rate in Brazil plus 4.25%, and no principal payments are required until maturity in October 2025.
The PortoCem Bridge Loan contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants. The PortoCem Bridge Loan does not contain any restrictive financial covenants.
Through September 30, 2024, the Company has incurred $11,663 in origination, structuring and other fees in connection with the entry into the PortoCem Credit Note and the PortoCem Bridge Loan. The lender in the PortoCem BTG Loan is also participating in the syndicate of lenders in the PortoCem Credit Note and the PortoCem Bridge Loan, and the repayment of the PortoCem BTG Loan and the PortoCem Credit Note was treated as a modification. The additional third-party fees associated with the PortoCem Bridge Loan of $236 were recognized as expense. As of September 30, 2024, total remaining unamortized deferred financing costs for the PortoCem Bridge Loan was $4,622.
Term Loan A
In July 2024, the Company entered into a credit agreement ("Term Loan A Credit Agreement") for a senior secured, multiple draw term loan facility in an aggregate principal amount of up to $700,000 ("Term Loan A"). Proceeds will be used to pay costs of the construction and development of the Company's onshore FLNG project in Altamira (the “Altamira Onshore Project”). The initial and subsequent funding of the Term Loan A are subject to certain conditions, including the condition to the initial funding that initial generation of LNG from the offshore FLNG facility at Altamira ("FLNG1 Project") had been achieved. Such condition was satisfied and initial funding occurred in the third quarter of 2024. The remaining commitments for subsequent funding expire on the earliest of June 30, 2026, the date of completion of the Onshore Altamira Project (the “Completion Date”) and the date that the commitments are reduced to zero or terminated. During the third quarter of 2024, the Company drew $285,829 on the Term Loan A.
The obligations under the Term Loan A Credit Agreement are guaranteed, jointly and severally, on a senior secured basis by each subsidiary that is a guarantor under the 2025 Notes, 2026 Notes, 2029 Notes, the Company’s Revolving Facility, the Company’s letter of credit facility (the “Letter of Credit Facility”) and the Company’s Term Loan B, other than the guarantors comprising the FLNG1 Project (who guarantee the Revolving Facility, the Letter of Credit Facility, and the Term Loan B). The obligations under the Term Loan A Credit Agreement are secured by substantially the same collateral as the collateral securing such facilities, with the exception of the collateral comprising the FLNG1 Project (which secures the Revolving Facility, the Letter of Credit Facility, and the Term Loan B). Additionally, the Term Loan A is guaranteed by the entities, and secured by the assets, comprising the Onshore Altamira Project. An equal priority intercreditor agreement governs the treatment of the collateral.
The Term Loan A will mature in July 2027 and is payable in full on maturity date. In the event that the Company’s existing 2025 Notes or 2026 Notes are not refinanced or repaid at least 60 days prior to their respective maturities, amounts outstanding under the Term Loan A will become due and payable on such date. The Company may prepay the Term Loan A at its option without premium or penalty at any time subject to customary break funding costs. The Company is required to prepay the Term Loan A with the net proceeds of certain asset sales, condemnations, debt and convertible securities issuances, and extraordinary receipts related to the Onshore Altamira Project. Additionally, commencing with the first fiscal quarter after the Completion Date, the Company will be required to prepay the Term Loan A with the Onshore Altamira Project’s Excess Cash Flow (as defined in the Term Loan A Credit Agreement).
The Term Loan A will bear interest at a per annum rate equal to Term SOFR plus 3.75%, or at a base rate plus 2.75%. The interest rate on the Term Loan A will increase by 0.25% every 180 days beginning on June 30, 2025.
The Term Loan A Credit Agreement contains usual and customary representations, warranties and affirmative and negative covenants for financings of this type, including certain representations and warranties related to the Onshore Altamira Project. The Term Loan A Credit Agreement includes certain other covenants related solely to the Onshore Altamira Project, including limitations on capital expenditures, restrictions on additional accounts, and restrictions on amendments or termination of certain material documents related to the Onshore Altamira Project. The Company must also comply with certain financial covenants.
In connection with the issuance of the Term Loan A, the Company incurred $38,334 in origination, structuring and other fees, which was deferred as a reduction of the principal balance of the Term Loan A on the Condensed Consolidated

Balance Sheets. As of September 30, 2024, total remaining unamortized deferred financing costs for the Term Loan A was $36,569.
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
Proceeds received were net of upfront fees due to the lender, and through September 30, 2024, the Company has incurred $2,136 in origination, structuring and other fees, associated with entry into the Turbine Financing. As of September 30, 2024, total remaining unamortized deferred financing costs for the Turbine Financing was $1,925.
EB-5 Loan Agreement
On July 21, 2023, the Company entered into a loan agreement under the U.S. Citizenship and Immigration Services EB-5 Program (“EB-5 Loan Agreement”) to pay for the development and construction of a new green hydrogen facility in Texas. The maximum aggregate principal amount available under the EB-5 Loan Agreement is $100,000, and outstanding borrowings bear interest at a fixed rate of 4.75%. The loan matures 5 years from the initial advance with an option to extend the maturity by two one-year periods. It is expected that the loan will be secured by the Company's green hydrogen facility, and the Company has provided a guarantee of the obligations under the EB-5 Loan Agreement. In the nine months ended September 30, 2024, an additional $37,072 was funded under the EB-5 Loan Agreement.
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
On August 31, 2024, we entered into amendments of certain debt agreements that amend and restate the conditions applicable to the suspension of the maximum Debt to Total Capitalization Ratio for the quarterly covenant tests conducted as of the last day of the fiscal quarters ending September 30, 2024, December 31, 2024 and March 31, 2025. The amended agreements also contain a financial covenant that requires a minimum consolidated liquidity of (i) $50.0 million as of the last day of each month, commencing as of October 31, 2024 and (ii) $100.0 million as of the last day of any fiscal quarter, commencing as of December 31, 2024.

Interest expense

Interest and related amortization of debt issuance costs, premiums and discounts recognized during major development and construction projects are capitalized and included in the cost of the project. Interest expense, net of amounts capitalized, recognized for the three and nine months ended September 30, 2024 and 2023 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest per contractual rates	$144,609	$89,908	$397,025	$229,327
Interest expense on Vessel Financing Obligation	46,646	52,373	145,161	159,168
Amortization of debt issuance costs, premiums and discounts	11,519	4,777	32,648	11,520
Interest expense incurred on finance lease obligations	150	1,080	872	2,766
Total interest costs	$202,924	$148,138	$575,706	$402,781
Capitalized interest	131,817	83,316	346,856	201,890
Total interest expense	$71,107	$64,822	$228,850	$200,891
Interest expense on the Vessel Financing Obligation includes non-cash expense of $34,619 and $98,506 for the three and nine months ended September 30, 2024, respectively, and $37,285 and $119,648 for the three and nine months ended September 30, 2023, respectively, related to payments received by Energos from third-party charterers.
20. Income Taxes
The effective tax rate for the three months ended September 30, 2024 was 20.7% compared to 28.8% for the three months ended September 30, 2023. The total tax provision for the three months ended September 30, 2024 was $2,953 compared to a provision of $25,194 for the three months ended September 30, 2023. The effective tax rate for the nine months ended September 30, 2024 was 306.6% compared to 17.2% for the nine months ended September 30, 2023. The total tax provision for the nine months ended September 30, 2024 was $28,012 compared to $69,476 for the nine months ended September 30, 2023. The Company's effective tax rate for the nine months ended September 30, 2024 differs from the Company's statutory tax rate and the prior periods primarily due to pretax losses in the US and certain foreign jurisdictions, and from establishment of additional valuation allowance in the US and foreign entities. The reversal of net deferred tax assets in these foreign entities is not expected to be realizable.
21. Commitments and contingencies
The Company is subject to certain legal and regulatory proceedings, claims and disputes that arise in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

22. Earnings per share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic
Numerator:
Net income (loss)	$11,313	$62,338	$(18,877)	$334,004
Net (income) loss attributable to non-controlling interests	(2,014)	(1,117)	(6,597)	(3,329)
Series A convertible preferred stock cumulative dividend	(1,161)	—	(2,493)	—
Net income attributable to Class A common stock	$8,138	$61,221	$(27,967)	$330,675

Denominator:
Weighted-average shares - basic	205,071,771	205,032,928	205,068,178	206,249,474
Net income per share - basic	$0.04	$0.30	$(0.14)	$1.60

Diluted
Numerator:
Net income (loss)	$11,313	$62,338	$(18,877)	$334,004
Net (income) loss attributable to non-controlling interests	(2,014)	(1,117)	(6,597)	(3,329)
Series A convertible preferred stock cumulative dividend	(1,161)	—	(2,493)	—
Adjustments attributable to dilutive securities	(1,675)	—	(3,443)	(1,113)
Net income (loss) attributable to Class A common stock	6,463	61,221	(31,410)	329,562

Denominator:
Weighted-average shares - diluted	208,880,044	205,032,928	206,836,683	206,804,833
Net income per share - diluted	$0.03	$0.30	$(0.15)	$1.59
The following table presents potentially dilutive securities excluded from the computation of diluted net income per share for the periods presented because its effects would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Unvested RSUs	—	—	1,690,920	—
Series A convertible preferred stock(1)	—	—	2,039,768	—
Equity Agreement shares (2)	—	555,359	—	—
Total	—	555,359	3,730,688	—

(1) Represents the weighted average number of potentially dilutive shares if the Series A convertible preferred stock was converted on the issuance date.
(2) Represents Class A common stock that would be issued in relation to an agreement to issue shares executed in conjunction with a prior year asset acquisition.

During the third quarter of 2024, the Company declared a dividend of $20,507, representing $0.10 per Class A share; this dividend had not been paid as of September 30, 2024. The Company declared and paid dividends of $20,503 during the three months ended September 30, 2023, representing $0.10 per Class A share. The Company paid dividends of $41,010 and $61,473 during the nine months ended September 30, 2024 and 2023, respectively, representing $0.10 per Class A share.
During each of the three months ended September 30, 2024 and 2023, the Company paid dividends of $3,019 to holders of Golar LNG Partners LP's 8.75% Series A Cumulative Redeemable Preferred Units (“GMLP Series A Preferred Units”). During each of the nine months ended September 30, 2024 and 2023, the Company paid dividends of $9,057 to holders of the GMLP Series A Preferred Units. As these equity interests have been issued by one of the Company’s consolidated subsidiaries, the value of the GMLP Series A Preferred Units is recognized as non-controlling interest in the condensed consolidated financial statements.
During the second quarter of 2023, one of the Company's majority owned consolidated subsidiaries paid a dividend to all shareholders, and the dividend of $3,600 paid to the non-controlling shareholders has been recognized as non-controlling interest in the condensed consolidated financial statements.
During the third quarter of 2024, the Company paid dividends on the Series A Convertible Preferred Stock of $2,493 for the nine months ended September 30, 2024.
Upon the sale of the vessel Mazo (Refer to Note 11), one of the Company's non-wholly owned subsidiaries paid a dividend using proceeds from the sale. The dividend of $8,662 paid to the other shareholder in this subsidiary was recognized as a reduction to non-controlling interest during the first quarter of 2024.
23. Share-based compensation
The Company has granted restricted stock units ("RSUs") to select officers, employees and certain non-employees under the New Fortress Energy Inc. 2019 Omnibus Incentive Plan. The fair value of RSUs on the grant date is estimated based on the closing price of the underlying shares on the grant date. The following table summarizes the RSU activity for the nine months ended September 30, 2024:

	Restricted Stock Units	Weighted-average grant date fair value per share
Non-vested RSUs as of December 31, 2023	32,327	$27.12
Granted	2,786,112	32.66
Vested	(41,967)	29.75
Forfeited	(121,315)	32.48
Non-vested RSUs as of September 30, 2024	2,655,157	$32.68
The non-vested RSUs vest over periods from ten months to approximately two years following the grant date. The weighted-average remaining vesting period of non-vested RSUs totaled 0.85 years as of September 30, 2024.
In the second quarter of 2024, the Company granted an equity award to certain employees that will settle in shares of a subsidiary owning the Company's Brazilian operations. The grant date fair value of this award was $53,958, and the award contains a service condition that will vest in annual increments through March 31, 2027. Compensation expense of $4,759 and $6,777 for the three and nine months ended September 30, 2024 associated with this award is included in the table below.
For the three months and nine months ended September 30, 2024, the Company recognized compensation costs associated with equity awards in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as follows:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Operations and maintenance	$80	$179
Selling, general and administrative	22,463	47,676
Total share-based compensation expense	$22,543	$47,855
During the three and nine months ended September 30, 2024, the Company recognized a reversal of cumulative compensation expense of $320 and $481, respectively, for forfeited RSU awards. The Company recognizes the income tax benefits resulting from vesting of RSUs in the period of vesting, to the extent the compensation expense has been recognized. As of September 30, 2024, unrecognized compensation costs from non-vested RSUs was $46,903, and unrecognized compensation costs for other equity awards that will settle in shares of a subsidiary owning the Company's Brazilian operations was $47,181.
24. Related party transactions
Management services
Messrs. Edens, chief executive officer and chairman of the Board of Directors, and Nardone, member of the Board of Directors, are currently employed by Fortress Investment Group LLC (“Fortress”). In the ordinary course of business, Fortress, through affiliated entities, charges the Company for administrative and general expenses incurred pursuant to its Administrative Services Agreement (“Administrative Agreement”). The charges under the Administrative Agreement that are attributable to the Company totaled $1,363 and $1,643 for the three months ended September 30, 2024 and 2023, respectively, and totaled expenses of $3,171 and $4,284 for the nine months ended September 30, 2024 and 2023, respectively. Costs associated with the Administrative Agreement are included within Selling, general and administrative in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As of September 30, 2024 and December 31, 2023, $3,104 and $5,691 were due to Fortress, respectively.
In addition to administrative services, Mr. Edens owns an aircraft that the Company charters from a third party operator for business purposes in the ordinary course of operations. The Company incurred, at market rates, charter costs of $134 and $523 for the three months ended September 30, 2024 and 2023, respectively, and $1,218 and $1,934 for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, $251 and $1,095 was due, respectively.
Fortress affiliated entities
The Company provides certain administrative services to related parties including entities affiliated with Fortress. No costs are incurred for such administrative services by the Company as the Company is fully reimbursed for all costs incurred. The Company has subleased a portion of office space to affiliates of entities managed by Fortress, and for the three months ended September 30, 2024 and 2023, $319 and $280 of rent and office related expenses were incurred by these affiliates, respectively. For the nine months ended September 30, 2024 and 2023, $781 and $821 of rent and office related expenses were incurred by these affiliates, respectively. As of September 30, 2024 and December 31, 2023, $2,338 and $1,547 were due from affiliates, respectively.
Additionally, an entity formerly affiliated with Fortress and currently owned by Messrs. Edens and Nardone provides certain administrative services to the Company, as well as providing office space under a month-to-month non-exclusive license agreement. The Company incurred rent and administrative expenses of $0 and $767 for the three months ended September 30, 2024 and 2023, respectively, and $900 and $2,016 for the nine months ended September 30, 2024 and 2023, respectively. In May 2024, this affiliate assigned the office lease to the Company, and after this point, the Company no longer incurs rent expense with this affiliate. As of September 30, 2024 and December 31, 2023, $3,602 and $2,702 were due to Fortress affiliated entities, respectively.
Land leases
The Company has leased land from Florida East Coast Industries, LLC (“FECI”), which is controlled by funds managed by an affiliate of Fortress. The Company recognized expense related to the land lease of $73 and $126 during the three months ended September 30, 2024 and 2023, respectively, and $310 and $378 during the nine months ended September 30, 2024 and 2023, respectively, which was included within Operations and maintenance in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The Company has amounts due to FECI of $0 and $92 as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 and December 31, 2023, the Company has recorded a lease liability of $3,377 and $3,368, respectively, for the Company's Miami facility which, after June 30, 2024, has been classified as liabilities held for sale on the Condensed Consolidated Balance Sheets.
In September 2023, the Company entered into a lease agreement to lease land from Jefferson Terminal South LLC, which is an indirect, majority-owned subsidiary of a public company which is managed by an affiliate of Fortress. The Company recognized expense related to the land lease of $548 and $30 during the nine months ended September 30, 2024 and 2023, respectively, which was included within Operations and maintenance in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The Company has amounts due to Jefferson Terminal of $390 and $0 as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, the Company has recorded a right-of-use asset of $3,622 and a lease liability of $4,383 on the Condensed Consolidated Balance Sheets. As of December 31, 2023, the Company recorded a right-of-use asset of $3,885 and a lease liability of $4,098 on the Condensed Consolidated Balance Sheets.
DevTech investment
In August 2018, the Company entered into a consulting arrangement with DevTech Environment Limited (“DevTech”) to provide business development services to increase the customer base of the Company. DevTech also contributed cash consideration in exchange for a 10% interest in a consolidated subsidiary. The 10% interest was reflected as non-controlling interest in the Company’s condensed consolidated financial statements. The Company recognized $123 and $117 in expense within Selling, general and administrative for the three months ended September 30, 2024 and 2023, respectively, and $387 and $318 in expense within Selling, general and administrative for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, $123 and $106 were due to DevTech, respectively.
25. Segments
As of September 30, 2024, the Company operates in two reportable segments: Terminals and Infrastructure and Ships:
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
•Ships includes vessels that are leased to customers under long-term arrangements, and as of September 30, 2024, four vessels are included in this segment. The Company’s investment in Energos was also included in the Ships segment prior to the disposition of this investment in the first quarter of 2024. Ships Operating Margin also included the Company's effective share of revenue, expenses and operating margin attributable to ownership of the common units of Hilli LLC prior to the disposition of this investment in the first quarter of 2023.
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
The table below presents segment information for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(4)	Consolidated
Statement of operations:
Total revenues	$482,200	$43,062	$525,262	$42,273	$567,535
Cost of sales	325,292	—	325,292	—	325,292
Vessel operating expenses	—	8,254	8,254	—	8,254
Operations and maintenance	32,062	—	32,062	—	32,062
Deferred earnings from contracted sales(5)	60,000	—	60,000	(60,000)	—
Segment Operating Margin	$184,846	$34,808	$219,654	$(17,727)	$201,927
Balance sheet:
Total assets	$11,306,440	$663,456	$11,969,896	$—	$11,969,896
Other segmental financial information:
Capital expenditures(2)	$753,011	$—	$753,011	$—	$753,011

	Nine Months Ended September 30, 2024
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(4)	Consolidated
Statement of operations:
Total revenues	$1,515,365	$128,224	$1,643,589	$42,273	$1,685,862
Cost of sales	776,269	—	776,269	—	776,269
Vessel operating expenses	—	25,153	25,153	—	25,153
Operations and maintenance	139,902	—	139,902	—	139,902
Deferred earnings from contracted sales(5)	150,000	—	150,000	(150,000)	—
Segment Operating Margin	$749,194	$103,071	$852,265	$(107,727)	$744,538
Balance sheet:
Total assets	$11,306,440	$663,456	$11,969,896	$—	$11,969,896
Other segmental financial information:
Capital expenditures(2)	$1,883,824	$—	$1,883,824	$—	$1,883,824

	Three Months Ended September 30, 2023
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(4)	Consolidated
Statement of operations:
Total revenues	$447,905	$66,557	$514,462	$—	$514,462
Cost of sales(1) (3)	192,343	—	192,343	(423)	191,920
Vessel operating expenses	—	11,613	11,613	—	11,613
Operations and maintenance	60,819	—	60,819	—	60,819
Segment Operating Margin	$194,743	$54,944	$249,687	$423	$250,110
Balance sheet:
Total assets	$8,738,875	$1,057,495	$9,796,370	$—	$9,796,370
Other segmental financial information:
Capital expenditures(2)	$662,717	$—	$662,717	$—	$662,717

	Nine Months Ended September 30, 2023
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(4)	Consolidated
Statement of operations:
Total revenues	$1,446,017	$230,315	$1,676,332	$(21,394)	$1,654,938
Cost of sales(1) (3)	488,512	—	488,512	114,114	602,626
Vessel operating expenses	—	42,295	42,295	(5,948)	36,347
Operations and maintenance	121,187	—	121,187	—	121,187
Segment Operating Margin	$836,318	$188,020	$1,024,338	$(129,560)	$894,778
Balance sheet:
Total assets	$8,738,875	$1,057,495	$9,796,370	$—	$9,796,370
Other segmental financial information:
Capital expenditures(2)	$2,911,345	$—	$2,911,345	$—	$2,911,345
(1) Cost of sales in the Company’s segment measure only includes realized gains and losses on derivative transactions that are an economic hedge of commodity purchases and sales, and realized losses of $293 and realized gains of $141,560 for the three and nine months ended September 30, 2023, respectively, were recognized within Cost of sales in the segment measure. There were no commodity swap transactions in 2024.

The Company recognized unrealized gains of $423 and unrealized losses of $107,882 on the mark-to-market value of derivative transactions for the three and nine months ended September 30, 2023, respectively, and these gains and losses reconcile Cost of sales in the segment measure to Cost of sales in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has excluded contract acquisition costs that do not meet the criteria for capitalization from the segment measure. Contract acquisition costs of $0 and $6,232 for the three and nine months ended September 30, 2023, respectively, reconcile Cost of sales in the segment measure to Cost of sales in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). There were no contract acquisition costs incurred in 2024.

(2) Capital expenditures includes amounts capitalized to construction in progress and additions to property, plant and equipment during the period.

(3) Cost of sales is presented exclusive of costs included in Depreciation and amortization in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

(4) For the three and nine months ended September 30, 2024, Consolidation and Other adjusts for the inclusion of deferred earnings from contracted sales of $150,000 (Note 6); a portion of these deferred earnings of $42,273 were recognized upon delivery during the third quarter of 2024.

In 2023, the effective share of revenues, expenses and operating margin attributable to the Company's ownership of the common units of Hilli LLC in the segment measure prior to the disposition of this investment, as well as unrealized mark-to-market gain or loss on derivative instruments, are also removed.
(5) Deferred earnings from contracted sales represent forward sales transactions that were contracted in the current period and prepayment for these sales was received. Revenue will be recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when delivery under these forward sales transactions is completed from the fourth quarter of 2024 through 2025.
Consolidated Segment Operating Margin is defined as net income, adjusted for selling, general and administrative expenses, transaction and integration costs, depreciation and amortization, asset impairment expense, loss on sale of assets, interest expense, other (income) expense, net, loss on extinguishment of debt, net, tax provision and income from equity method investments.
The following table reconciles Net income (loss), the most comparable financial statement measure, to Consolidated Segment Operating Margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of $)	2024	2023	2024	2023
Net income (loss)	$11,313	$62,338	$(18,877)	$334,004
Add:
Selling, general and administrative	82,388	49,107	223,720	157,048
Transaction and integration costs	3,154	2,739	6,285	4,787
Depreciation and amortization	35,364	48,670	123,268	125,160
Interest expense	71,107	64,822	228,850	200,891
Other (income) expense, net	(5,836)	(2,271)	60,630	16,150
Asset impairment expense	1,484	—	5,756	—
Loss on sale of assets, net	—	—	77,140	—
Loss on extinguishment of debt, net	—	—	9,754	—
Tax provision	2,953	25,194	28,012	69,476
(Income) from equity method investments	—	(489)	—	(12,738)
Consolidated Segment Operating Margin	$201,927	$250,110	$744,538	$894,778

26. Subsequent events
Equity Offering
On October 1, 2024, the Company entered into an Underwriting Agreement with several underwriters to issue and sell 46,349,942 shares of the Company's Class A common stock, par value $0.01 per share, at a purchase price to the public of $8.63 per share, less underwriting discounts and commissions, in a registered public offering (the "Equity Offering"). The Company's chief executive officer, Wesley R. Edens, agreed to purchase 5,793,742 shares at the public offering price per share and on the same terms as the other purchasers in the Equity Offering. The Equity Offering closed on October 2, 2024.

The Company received net proceeds of approximately $387.3 millions after underwriters' discounts and commissions and the estimated offering expenses payable by the Company.
Exchange and Subscription Agreement
On November 6, 2024, the Company entered into the Exchange and Subscription Agreement with the Supporting Holders to implement the transactions described in the TSA (Refer to Note 19 - Debt). Pursuant to the Exchange and Subscription Agreement, NFE Financing will issue an aggregate principal amount of $2.7 billion in New Notes pursuant to the Transactions. Net proceeds from the Transactions will be used to repay in full the outstanding aggregate principal amount of the Company's 2025 Notes, exchange a portion of the existing 2026 Notes and 2029 Notes, and for general corporate purposes. The New Notes will be issued pursuant to an indenture (the "New Notes Indenture"). Refer to Note 19 - Debt for further information on the Exchange and Subscription Agreement.
Pursuant to the Exchange and Subscription Agreement, the Supporting Holders may elect to receive a commitment fee equal to either (i) 5% of the aggregate principal amount of such Supporting Holder’s New Notes, payable in shares of Class A common stock of the Company, at a price of $8.63 per share (the "Commitment Fee Shares"), (ii) 2% of the aggregate principal amount of such Supporting Holder’s New Notes, payable in kind in the form of additional New Notes (the "Commitment Fee Notes"), or (iii) a combination of the foregoing. To the extent any Supporting Holder elects to receive Commitment Fee Notes, the equivalent value in Commitment Fee Shares will be ratably reallocated amongst the other Supporting Holders to ensure that the Supporting Holders will in any case receive 5% of the total amount of New Notes payable in Commitment Fee Shares. In the event any Supporting Holder elects to receive the Commitment Fee Shares, such Supporting Holder will enter into a Registration Rights Agreement with the Company, pursuant to which such Supporting Holder is entitled to certain registration rights and subject to certain lock-up restrictions. Any Supporting Holders may not, subject to customary exceptions, offer, sell, contract to sell, pledge or otherwise dispose of the Commitment Fee Shares for a period of six months from the date of the Registration Rights Agreement without the prior written consent of the Company.
New Notes Indenture
The New Notes will be issued by NFE Financing, bearing interest at a per annum rate of 12% and interest will be payable semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2025. The New Notes will mature on November 15, 2029 and are payable in full on maturity date. NFE Financing may redeem the New Notes, in whole or in part, at any time prior to maturity, subject to certain prepayment premiums. NFE Financing is required to prepay the New Notes, subject to repurchase premiums, upon occurrence of change of control events and other specified prepayment events. Additionally, the New Notes will be subject to a par repurchase offer in connection with any “Pass Through Prepayment Event” (defined as any prepayment made under the Brazil Parent Credit Agreement or the Series II Credit Agreement (each, as defined below)).
The New Notes will be guaranteed on a senior secured basis by NFE Financing’s wholly-owned subsidiary, Bradford County Real Estate Partners LLC ("New Notes Guarantor"), which owns the Company's land in Wyalusing, Pennsylvania. The New Notes will be secured by first-priority liens on (a) all assets of NFE Financing, including the promissory note evidencing indebtedness under the Series II Credit Agreement (as defined below), the promissory note evidencing indebtedness under the Brazil Parent Credit Agreement (as defined below), approximately 45% of the equity in NFE Brazil Holdings Limited ("NFE Brazil Holdings"), which owns the Company’s Brazil business, and 100% of the equity in the New Notes Guarantor and (b) all assets of the New Notes Guarantor.
In connection with NFE Financing’s issuance of the New Notes, NFE will: (i) enter into approximately $1.4 billion Series II Credit Agreement (as defined below) with NFE Financing, (ii) enter into an approximately $970 million Series I Credit Agreement (as defined below) with NFE Brazil Investments LLC (“Brazil Parent”), an indirectly owned, restricted subsidiary of the Company and the direct parent of NFE Financing, and (iii) further cause Brazil Parent to enter into an approximately $970 million Brazil Parent Credit Agreement (as defined below) with NFE Financing.
Intercompany loans
Brazil Parent Credit Agreement
NFE Financing and Brazil Parent will enter into a credit agreement (the “Brazil Parent Credit Agreement”), whereby NFE Financing will provide a term loan of approximately $970 million (the “Brazil Parent Term Loan”) to Brazil Parent, which will mature in November 2029. The obligations under the Brazil Parent Credit Agreement will be secured by substantially all assets of Brazil Parent (including a pledge of the equity interests held by Brazil Parent in NFE Brazil Holdings). Brazil Parent may redeem the Brazil Parent Term Loan, in whole or in part, at any time prior to maturity, subject to certain make-whole premiums. Brazil Parent is required to prepay the Brazil Parent Term Loan, subject to repurchase premiums, upon occurrence of certain events, including any change of control and receipt of net proceeds from any prepayment under the Series I Credit Agreement (as defined below).
The Brazil Parent Credit Agreement is expected to contain usual and customary representations and warranties, covenants and events of default for financings of this type.
Series I Credit Agreement
NFE and Brazil Parent will enter into a term loan credit agreement (“Series I Credit Agreement”), under which Brazil Parent will provide NFE a senior secured term loan in an aggregate principal amount of approximately $970 million (the “Series I Term Loan”).
The Company intends to use proceeds to repay in full the outstanding aggregate principal amount of the Company’s 2025 Notes and consummate a portion of the Exchange Transactions.
Series II Credit Agreement
NFE and NFE Financing will enter into a term loan credit agreement (“Series II Credit Agreement”), under which NFE Financing will provide NFE a senior secured term loan in an aggregate principal amount of approximately $1.4 billion (the “Series II Term Loan”). The proceeds will be used by the Company to consummate the Exchange Transactions.
Both Series I and Series II Term Loan will mature in November 2029 and will be payable in full on the maturity date. The obligations under both the Series I Credit Agreement and Series II Credit Agreement will be guaranteed, jointly and severally, on a senior secured basis by each subsidiary that is a guarantor under the 2026 Notes and the 2029 Notes. The obligations under the Series I and Series II Credit Agreement will be secured by substantially the same collateral that currently secures the 2026 Notes and 2029 Notes. An equal priority intercreditor agreement will govern the treatment of the collateral.
The Company may redeem the Series I and Series II Term Loan, in whole or in part, at any time prior to maturity, subject to certain make-whole premiums. In addition, the Company will be required to prepay the Series I and Series II Term Loan upon the occurrence of any change of control (as defined in the New Notes Indenture and the Brazil Parent Credit Agreement), and with the net proceeds of certain asset sales, condemnations and debt and convertible securities issuances.
Both Series I and Series II Credit Agreement are expected to contain customary representations, warranties, covenants and events of default, subject to certain thresholds and grace periods, typical for financings of this type.
Credit Agreement Amendments
On November 6, 2024, the Company entered into the Ninth Amendment to its Revolving Credit Agreement (the “Ninth Amendment”), which extends the maturity date of the Revolving Facility for consenting lenders from April 15, 2026 to October 15, 2027, subject to certain events that would cause the maturity to spring to an earlier date as described in the Ninth Amendment.
On November 6, 2024, the Company entered into the Fifth Amendment to Uncommitted Letter of Credit and Reimbursement Agreement (the “Fifth Amendment”, and together with the “Ninth Amendment,” the “Amendments”). The Amendments, among other things, modify the definition of Excluded Assets and exclude certain assets of the Company’s Brazil business from the definition of Excluded Assets. The Amended Credit Agreements also amend the financial covenant that tests the consolidated first lien debt ratio. The consolidated first lien debt ratio cannot exceed (i) 9.50 to 1.00, for the fiscal quarters ending March 31, 2025 through June 30, 2025, (ii) 8.50 to 1.00, for the fiscal quarters ending September 30, 2025 through December 31, 2025, (iii) 8.00 to 1.00, for the fiscal quarters ending March 31, 2026 through June 30, 2026, and (iv) 7.50 to 1.00, for the fiscal quarters ending September 30, 2026 and each fiscal quarter thereafter. The Amended Credit Agreements also add a fixed charge coverage ratio test. Commencing with the fiscal quarter ending March 31, 2025, the Company cannot permit the fixed charge coverage ratio (the ratio of consolidated EBITDA to fixed charges) for the Company and its restricted subsidiaries to be less than 0.80 to 1.00 for the fiscal quarter ending March 31,

2025 and, for the fiscal quarter ending June 30, 2025 and each fiscal quarter thereafter, 1.00 to 1.00. Additionally, the Amendments modify how consolidated EBITDA is calculated to more closely align with the calculations in certain of the Company's existing term loan facilities and also remove the Debt to Total Capitalization Ratio.
Lumina Note Purchase Agreement
On November 6, 2024, NFE Brazil Financing Limited (“NFE Brazil”), a wholly-owned, indirect subsidiary of the Company, entered into a note purchase agreement (the “Note Purchase Agreement”) to issue and sell up to $350 million aggregate principal amount of its 15% Senior Secured Notes due 2029 (the “NFE Brazil Notes”) at a purchase price of 97.75% of the principal amount. The obligations under the NFE Brazil Notes will be guaranteed by the Company and certain subsidiaries of NFE Brazil, and NFE Brazil, its subsidiary guarantors and certain of its other subsidiaries will grant security interests in certain of their assets to secure the NFE Brazil Notes.

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
Our Terminals and Infrastructure segment includes the entire production and delivery chain from natural gas procurement and liquefaction to logistics, shipping, facilities and conversion or development of natural gas-fired power generation. We currently source LNG from long-term supply agreements with third-party suppliers and from our own liquefaction facility in Miami, Florida. We expect to begin to source a portion of our LNG from our modular floating liquefaction facilities, which we refer to as "Fast LNG" or "FLNG." Our first FLNG facility began producing LNG in July 2024. The first full cargo was loaded onto the Energos Princess vessel and set sail for Europe on September 30, 2024. Following the anticipated sale of our Miami Facility, we expect to continue sourcing LNG from third parties and for a portion of our supply to be generated by our first FLNG unit. The Terminals and Infrastructure segment includes all terminal operations in Jamaica, Puerto Rico, Mexico and Brazil, as well as vessels utilized in our terminal or logistics operations. We centrally manage our LNG supply and the deployment of our vessels utilized in our terminal or logistics operations, which allows us to optimally manage our LNG supply and fleet.
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
In the fourth quarter of 2022, we finalized short-form agreements with CFE to expand and extend our supply of natural gas to multiple CFE power generation facilities in Baja California Sur and to sell the La Paz Power Plant to CFE. In the third quarter of 2024, we executed a 10-year gas sales agreement to supply natural gas to additional CFE facilities on take-or-pay basis.
Miami Facility
Our Miami Facility began operations in April 2016. This facility has liquefaction capacity of approximately 8,300 MMBtu of LNG per day and enables us to produce LNG for sales directly to industrial end-users in southern Florida, including Florida East Coast Railway via our train loading facility, and other customers throughout the Caribbean using ISO containers. On June 30, 2024, the Company entered into a definitive agreement to sell its Miami Facility for $62 million. The transaction is expected to close in the fourth quarter of 2024 subject to customary terms and conditions.
Our LNG Supply and Cargo Sales
NFE provides reliable, affordable and clean energy supplies to customers around the world that we plan to satisfy through the following sources: 1) our current contractual supply commitments; 2) additional LNG supply contracts expected to commence in 2027; and 3) supply from our own Fast LNG production. We have secured commitments to purchase and receive physical delivery of LNG volumes for 100% of our expected committed volumes for each of our downstream terminals inclusive of our Montego Bay Facility, Old Harbour Facility, San Juan Facility, La Paz Facility, Puerto Sandino Facility, Barcarena Facility and Santa Catarina Facility. Additionally, we have binding contracts for LNG volumes from two separate U.S. LNG facilities, each with a 20-year term, which are expected to commence in 2027. Finally, we plan to source production from our own Fast LNG facilities, the first of which began to produce LNG in July 2024. We sold the first full cargo from this facility on September 30, 2024. We plan to expand that capacity when additional Fast LNG units come online.
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
Altamira
In the first quarter of 2023, we executed an agreement with CFE to supply natural gas for one FLNG unit located off the coast of Altamira, Tamaulipas, Mexico. The 1.4 million ton per annum (“MTPA”) FLNG unit is utilizing CFE’s firm pipeline transportation capacity on the Sur de Texas-Tuxpan Pipeline to receive feedgas volumes. Our first FLNG unit has been installed and connected to the gas pipeline at Altamira, and we are in the process of commissioning the project. While we experienced delays in commissioning our first FLNG unit, which impacted our results of operations in this period and may impact our results in future periods, in July 2024, we began to produce LNG, and we expect to achieve run-rate production later in 2024. We sold the first full cargo from this facility on September 30, 2024.
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
Barcarena Facility
The Barcarena Facility consists of an FSRU and associated infrastructure, including mooring and offshore and onshore pipelines. The Barcarena Facility is capable of processing over one million MMBtu from LNG per day and storing up to 160,000 cubic meters of LNG. We have entered into a 15-year gas supply agreement with a subsidiary of Norsk Hydro ASA for the supply of natural gas to the Alunorte Alumina Refinery in Pará, Brazil, through our Barcarena Facility. We substantially completed our Barcarena Facility in 2022 and are in process of final commissioning.
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
Santa Catarina Facility
The Santa Catarina Facility is located on the southern coast of Brazil and consists of an FSRU with a processing capacity of approximately 500,000 MMBtu from LNG per day and LNG storage capacity of up to 138,000 cubic meters. We have developed a 33-kilometer, 20-inch pipeline that connects the Santa Catarina Facility to the existing inland Transportadora Brasileira Gasoduto Bolivia-Brasil S.A. (“TBG”) pipeline via an interconnection point in the municipality of Garuva. The Santa Catarina Facility and associated pipeline are expected to have a total addressable market of 15 million cubic meters per day. We are in the process of final commissioning of our Santa Catarina Facility.
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
In the third quarter of 2023, An Bord Pleanála, Ireland's planning commission, denied our application for the development of an LNG terminal and power plant. We challenged this decision, and in September 2024, the High Court of Ireland ruled that the ABP did not have appropriate grounds for the denial of our permit. The ABP has been directed to reconsider our permit application in accordance with Irish law. The continued development of this project is uncertain and there are multiple risks, including regulatory risks, that could preclude the development of this project, and the results of these risks could have a material effect on our results of operations.
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
Our first clean hydrogen project, known as ZeroPark I, is located in Beaumont, Texas. The ZeroPark I facility is sited within a 10-mile radius of the two largest refineries in the western hemisphere and numerous petrochemical manufacturers, many of which require significant amounts of hydrogen for their businesses. ZeroPark I, as planned, could use up to 200 MW of power, constructed in two distinct phases, each using 100 MW of electrolysis technology. In total, ZeroPark I is expected to produce up to 86,000 kg of clean hydrogen per day, or approximately 31,000 TPA. We have commenced design, engineering and permitting for ZeroPark I. Additionally, we have secured a binding offtake commitment for the clean hydrogen produced at ZeroPark I. Once completed, we expect ZeroPark I to be the largest green hydrogen plant in the United States.
Klondike
We recently launched Klondike, a power and data center development business dedicated to working with hyperscale customers to build and operate data centers. This venture comes in response to a significant need for turnkey digital infrastructure to support the next stage of explosive growth in artificial intelligence.
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
Recent Developments
Equity Offering
On October 1, 2024, the Company entered into an Underwriting Agreement with several underwriters to issue and sell 46,349,942 shares of our Class A common stock, par value $0.01 per share, at a purchase price to the public of $8.63 per share, less underwriting discounts and commissions, in a registered public offering (the "Equity Offering"). Our chief executive officer, Wesley R. Edens, agreed to purchase 5,793,742 shares at the public offering price per share and on the same terms as the other purchasers in the Equity Offering. The Equity Offering closed on October 2, 2024. We received net proceeds of approximately $387.3 million after underwriters' discounts and commissions and the estimated offering expenses payable by the Company.

Transaction Support Agreement and Exchange and Subscription Agreement
On September 30, 2024, we entered into a Transaction Support Agreement (the "TSA") with certain holders of our 2025 Notes, 2026 Notes, and 2029 Notes. The TSA relates to a series of transactions, among the Company, certain of the Company's direct and indirect subsidiaries and certain holders of the 2025 Notes, 2026 Notes and 2029 Notes ( the "Supporting Holders"), intended to extend the maturity profile of our indebtedness while providing additional operating liquidity and financial flexibility.
On November 6, 2024, we entered into a privately negotiated exchange and subscription agreement (the "Exchange and Subscription Agreement") with the Supporting Holders to implement the transactions described in the TSA. Pursuant to the Exchange and Subscription Agreement, (i) NFE Financing LLC ("NFE Financing"), an indirectly owned subsidiary of the Company, will sell to the Supporting Holders approximately $1.2 billion aggregate principal amount of 12.00% Senior Secured Notes due 2029 (the "New Notes") (the transactions described in clause (i), the "Subscription Transactions") and (ii) NFE Financing will issue to the Supporting Holders $1.5 billion aggregate principal amount of New Notes in a dollar-for-dollar exchange for our 2026 Notes and 2029 Notes (the "Exchange Transactions" and together with the Subscription Transactions, the "Transactions"). The New Notes will be issued pursuant to an indenture (the "New Notes Indenture") and will be issued in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. We intend to use net proceeds from the Transactions to repay in full the outstanding aggregate principal amount of our 2025 Notes and for general corporate purposes.
Pursuant to the Exchange and Subscription Agreement, the Supporting Holders may elect to receive a commitment fee equal to either (i) 5% of the aggregate principal amount of such Supporting Holder’s New Notes, payable in shares of our Class A common stock, at a price of $8.63 per share (the "Commitment Fee Shares"), (ii) 2% of the aggregate principal amount of such Supporting Holder’s New Notes, payable in kind in the form of additional New Notes (the "Commitment Fee Notes"), or (iii) a combination of the foregoing. To the extent any Supporting Holder elects to receive Commitment Fee Notes, the equivalent value in Commitment Fee Shares will be ratably reallocated amongst the other Supporting Holders to ensure that the Supporting Holders will in any case receive 5% of the total amount of New Notes payable in Commitment Fee Shares. In the event any Supporting Holder elects to receive the Commitment Fee Shares, such Supporting Holder will enter into a Registration Rights Agreement with the Company, pursuant to which such Supporting Holder is entitled to certain registration rights and subject to certain lock-up restrictions. Any Supporting Holders may not, subject to customary exceptions, offer, sell, contract to sell, pledge or otherwise dispose of the Commitment Fee Shares for a period of six months from the date of the Registration Rights Agreement without our prior written consent.
New Notes Indenture
Interest on the New Notes will be payable semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2025. The New Notes will mature on November 15, 2029 and are payable in full on maturity date. NFE Financing may redeem the New Notes, in whole or in part, at any time prior to maturity, subject to certain prepayment premiums. NFE Financing is required to prepay the New Notes, subject to repurchase premiums, upon occurrence of change of control events and other specified prepayment events. Additionally, the New Notes will be subject to a par repurchase offer in connection with any “Pass Through Prepayment Event” (defined as any prepayment made under the Brazil Parent Credit Agreement or the Series II Credit Agreement (each, as defined below)).
The New Notes will be guaranteed on a senior secured basis by NFE Financing’s wholly-owned subsidiary, Bradford County Real Estate Partners LLC ("New Notes Guarantor"), which owns our land in Wyalusing, Pennsylvania. The New Notes will be secured by first-priority liens on (a) all assets of NFE Financing, including the promissory note evidencing indebtedness under the Series II Credit Agreement, the promissory note evidencing indebtedness under the Brazil Parent Credit Agreement, approximately 45% of the equity in NFE Brazil Holdings Limited ("NFE Brazil Holdings"), which owns our Brazil business, and 100% of the equity in the New Notes Guarantor and (b) all assets of the New Notes Guarantor.
In connection with NFE Financing’s issuance of the New Notes, NFE will: (i) enter into approximately $1.4 billion Series II Credit Agreement (as defined below) with NFE Financing, (ii) enter into an approximately $970 million Series I Credit Agreement (as defined below) with NFE Brazil Investments LLC (“Brazil Parent”), an indirectly owned, restricted subsidiary of the Company and the direct parent of NFE Financing, and (iii) further cause Brazil Parent to enter into an approximately $970 million Brazil Parent Credit Agreement (as defined below) with NFE Financing.
Intercompany loans

Brazil Parent Credit Agreement
NFE Financing and Brazil Parent will enter into a credit agreement (the “Brazil Parent Credit Agreement”), whereby NFE Financing will provide a term loan of approximately $970 million (the “Brazil Parent Term Loan”) to Brazil Parent, which will mature in November 2029. The obligations under the Brazil Parent Credit Agreement will be secured by substantially all assets of Brazil Parent (including a pledge of the equity interests held by Brazil Parent in NFE Brazil Holdings). Brazil Parent may redeem the Brazil Parent Term Loan, in whole or in part, at any time prior to maturity, subject to certain make-whole premiums. Brazil Parent is required to prepay the Brazil Parent Term Loan, subject to repurchase premiums, upon occurrence of certain events, including any change of control and receipt of net proceeds from any prepayment under the Series I Credit Agreement (as defined below).
The Brazil Parent Credit Agreement is expected to contain usual and customary representations and warranties, covenants and events of default for financings of this type.
Series I Credit Agreement
NFE and Brazil Parent will enter into a term loan credit agreement (“Series I Credit Agreement”), under which Brazil Parent will provide NFE a senior secured term loan in an aggregate principal amount of approximately $970 million (the “Series I Term Loan”).
We intend to use proceeds to repay in full the outstanding aggregate principal amount of our 2025 Notes and consummate a portion of the Exchange Transactions.
Series II Credit Agreement
NFE and NFE Financing will enter into a term loan credit agreement (“Series II Credit Agreement”), under which NFE Financing will provide NFE a senior secured term loan in an aggregate principal amount of approximately $1.4 billion (the “Series II Term Loan”). The proceeds will be used to consummate the Exchange Transactions.
Both Series I and Series II Term Loan will mature in November 2029 and will be payable in full on the maturity date. The obligations under both the Series I Credit Agreement and Series II Credit Agreement will be guaranteed, jointly and severally, on a senior secured basis by each subsidiary that is a guarantor under the 2026 Notes and the 2029 Notes. The obligations under the Series I and Series II Credit Agreement will be secured by substantially the same collateral that currently secures the 2026 Notes and 2029 Notes. An equal priority intercreditor agreement will govern the treatment of the collateral.
We may redeem the Series I and Series II Term Loan, in whole or in part, at any time prior to maturity, subject to certain make-whole premiums. In addition, we will be required to prepay the Series I and Series II Term Loan upon the occurrence of any change of control (as defined in the New Notes Indenture and the Brazil Parent Credit Agreement), and with the net proceeds of certain asset sales, condemnations and debt and convertible securities issuances.
Both Series I and Series II Credit Agreement are expected to contain customary representations, warranties, covenants and events of default, subject to certain thresholds and grace periods, typical for financings of this type.
Credit Agreement Amendments
On November 6, 2024, we entered into the Ninth Amendment to our Revolving Credit Agreement (the “Ninth Amendment”), which extends the maturity date of the Revolving Facility for consenting lenders from April 15, 2026 to October 15, 2027, subject to certain events that would cause the maturity to spring to an earlier date as described in the Ninth Amendment.
On November 6, 2024, we entered into the Fifth Amendment to Uncommitted Letter of Credit and Reimbursement Agreement (the “Fifth Amendment”, and together with the “Ninth Amendment,” the “Amendments”). The Amendments, among other things, modify the definition of Excluded Assets and exclude certain assets of our Brazil business from the definition of Excluded Assets. The Amended Credit Agreements also amend the financial covenant that tests the consolidated first lien debt ratio. The consolidated first lien debt ratio cannot exceed (i) 9.50 to 1.00, for the fiscal quarters ending March 31, 2025 through June 30, 2025, (ii) 8.50 to 1.00, for the fiscal quarters ending September 30, 2025 through December 31, 2025, (iii) 8.00 to 1.00, for the fiscal quarters ending March 31, 2026 through June 30, 2026, and (iv) 7.50 to

1.00, for the fiscal quarters ending September 30, 2026 and each fiscal quarter thereafter. The Amended Credit Agreements also add a fixed charge coverage ratio test. Commencing with the fiscal quarter ending March 31, 2025, we cannot permit the fixed charge coverage ratio (the ratio of consolidated EBITDA to fixed charges) for the Company and its restricted subsidiaries to be less than 0.80 to 1.00 for the fiscal quarter ending March 31, 2025 and, for the fiscal quarter ending June 30, 2025 and each fiscal quarter thereafter, 1.00 to 1.00. Additionally, the Amendments modify how consolidated EBITDA is calculated to more closely align with the calculations in certain of our existing term loan facilities and also remove the Debt to Total Capitalization Ratio.
Lumina Note Purchase Agreement
On November 6, 2024, NFE Brazil Financing Limited (“NFE Brazil”), a wholly-owned, indirect subsidiary of the Company, entered into a note purchase agreement (the “Note Purchase Agreement”) to issue and sell up to $350 million aggregate principal amount of its 15% Senior Secured Notes due 2029 (the “NFE Brazil Notes”) at a purchase price of 97.75% of the principal amount. The obligations under the NFE Brazil Notes will be guaranteed by the Company and certain subsidiaries of NFE Brazil, and NFE Brazil, its subsidiary guarantors and certain of its other subsidiaries will grant security interests in certain of their assets to secure the NFE Brazil Notes.
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
On September 26, 2024, the United States Coast Guard ("USCG") filed a Letter of Recommendation with FERC in which it assessed our Letter of Intent dated April 12, 2024, and our Waterway Suitability Assessment, dated August 26, 2024, in respect of future ship to ship transfers with alternative vessels, and recommended against the allowance of the proposed operations. Further, the USCG issued a Letter of Warning in respect of our ongoing ship to ship transfers of LNG operations within the San Juan port limits. On October 21, 2024, we filed an appeal with the USCG under 33 CFR 160.7 and are awaiting a response.
On October 25, 2024, FERC issued a notice of intent to prepare an Environmental Impact Statement, which included, among other things, two public scoping sessions in Puerto Rico scheduled for November 18, 2024 in accordance with the National Environmental Policy Act.
Results of Operations – Three Months Ended September 30, 2024 compared to Three Months Ended June 30, 2024 and Nine Months Ended September 30, 2024 compared to Nine Months Ended September 30, 2023
Performance of our two segments, Terminals and Infrastructure and Ships, is evaluated based on Segment Operating Margin. Segment Operating Margin reconciles to Consolidated Segment Operating Margin as reflected below, which is a non-GAAP measure. We reconcile Consolidated Segment Operating Margin to GAAP Gross margin, inclusive of depreciation and amortization. Consolidated Segment Operating Margin is mathematically equivalent to Revenue minus Cost of sales (excluding depreciation and amortization reflected separately) minus Operations and maintenance minus

Vessel operating expenses, each as reported in our financial statements. We believe this non-GAAP measure, as we have defined it, offers a useful supplemental measure of the overall performance of our operating assets in evaluating our profitability in a manner that is consistent with metrics used for management’s evaluation of the overall performance of our operating assets.
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
The tables below present our segment information for the three months ended September 30, 2024 and June 30, 2024, and for the nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended September 30, 2024
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(3)	Consolidated
Total revenues	$482,200	$43,062	$525,262	$42,273	$567,535
Cost of sales(1)(2)	325,292	—	325,292	—	325,292
Vessel operating expenses(4)	—	8,254	8,254	—	8,254
Operations and maintenance(4)	32,062	—	32,062	—	32,062
Deferred earnings from contracted sales(5)	60,000	—	60,000	(60,000)	—
Segment Operating Margin	$184,846	$34,808	$219,654	$(17,727)	$201,927

Three Months Ended September 30, 2024
(in thousands of $)	Consolidated
Gross margin (GAAP)	$166,563
Depreciation and amortization	35,364
Consolidated Segment Operating Margin (Non-GAAP)	$201,927

	Three Months Ended June 30, 2024
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(3)	Consolidated
Total revenues	$385,428	$42,578	$428,006	$—	$428,006
Cost of sales(1)(2)	221,860	—	221,860	—	221,860
Vessel operating expenses(4)	—	8,503	8,503	—	8,503
Operations and maintenance(4)	39,292	—	39,292	—	39,292
Deferred earnings from contracted sales(5)	90,000	$—	90,000	(90,000)	—
Segment Operating Margin	$214,276	$34,075	$248,351	$(90,000)	$158,351

Three Months Ended June 30, 2024
(in thousands of $)	Consolidated
Gross margin (GAAP)	$120,938
Depreciation and amortization	37,413
Consolidated Segment Operating Margin (Non-GAAP)	$158,351

	Nine Months Ended September 30, 2024
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(3)	Consolidated
Total revenues	$1,515,365	$128,224	$1,643,589	$42,273	$1,685,862
Cost of sales	776,269	—	776,269	—	776,269
Vessel operating expenses	—	25,153	25,153	—	25,153
Operations and maintenance	139,902	—	139,902	—	139,902
Deferred earnings from contracted sales(5)	150,000	—	150,000	(150,000)	—
Segment Operating Margin	$749,194	$103,071	$852,265	$(107,727)	$744,538

Nine Months Ended September 30, 2024
(in thousands of $)	Consolidated
Gross margin (GAAP)	$621,270
Depreciation and amortization	123,268
Consolidated Segment Operating Margin (Non-GAAP)	$744,538

	Nine Months Ended September 30, 2023
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(3)	Consolidated
Total revenues	$1,446,017	$230,315	$1,676,332	$(21,394)	$1,654,938
Cost of sales	488,512	—	488,512	114,114	602,626
Vessel operating expenses	—	42,295	42,295	(5,948)	36,347
Operations and maintenance	121,187	—	121,187	—	121,187
Segment Operating Margin	$836,318	$188,020	$1,024,338	$(129,560)	$894,778

Nine Months Ended September 30, 2023
(in thousands of $)	Consolidated
Gross margin (GAAP)	$769,618
Depreciation and amortization	125,160
Consolidated Segment Operating Margin (Non-GAAP)	$894,778

(1) Cost of sales in our segment measure only includes realized gains and losses on derivative transactions that are economic hedges of our commodity purchases and sales, and realized losses of $0.3 million and realized gains of $141.6 million for the three and nine months ended September 30, 2023, respectively, were recognized as a reduction to Cost of sales in the segment measure. No such transactions were completed in 2024.

We recognized unrealized gains of $0.4 million and unrealized losses of $107.9 million on the mark-to-market value of derivative transactions for the three and nine months ended September 30, 2023, respectively, and these gains and losses reconcile Cost of sales in the segment measure to Cost of sales in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

We have excluded contract acquisition costs that do not meet the criteria for capitalization from the segment measure. Contract acquisition costs of $6.2 million for the nine months ended September 30, 2023 are shown as a reduction to Cost of sales in the segment measure. There were no contract acquisition costs incurred in 2024.

(2) Cost of sales is presented exclusive of costs included in Depreciation and amortization in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
(3) Consolidation and Other adjusts for the inclusion of deferred earnings from contracted sales of $150.0 million; a portion of these deferred earnings of $42.3 million were recognized upon delivery during the third quarter of 2024.
In 2023, the effective share of revenues, expenses and operating margin attributable to our ownership of the common units of Hilli LLC in the segment measure, prior to the disposition to this investment, as well as unrealized mark-to-market gain or loss on derivative instruments, are also removed.
(4) Operations and maintenance and Vessel operating expenses are directly attributable to revenue-producing activities of our terminals and vessels and are included in the calculation of Gross margin defined under GAAP.
(5) Deferred earnings from contracted sales represent forward sales transactions that were contracted in the current period and prepayment for these sales was received. Revenue will be recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when delivery under these forward sales transactions is completed from the fourth quarter of 2024 through 2025.
Terminals and Infrastructure Segment

	Three Months Ended,
(in thousands of $)	September 30, 2024	June 30, 2024	Change
Total revenues	$482,200	$385,428	$96,772
Cost of sales (exclusive of depreciation and amortization)	325,292	221,860	103,432
Operations and maintenance	32,062	39,292	(7,230)
Deferred earnings from contracted sales	60,000	90,000	(30,000)
Segment Operating Margin	$184,846	$214,276	$(29,430)

	Nine Months Ended,
(in thousands of $)	September 30, 2024	September 30, 2023	Change
Total revenues	$1,515,365	$1,446,017	$69,348
Cost of sales (exclusive of depreciation and amortization)	776,269	488,512	287,757
Operations and maintenance	139,902	121,187	18,715
Deferred earnings from contracted sales	150,000	—	150,000
Segment Operating Margin	$749,194	$836,318	$(87,124)
Total revenue
Total revenue for the Terminals and Infrastructure Segment increased by $96.8 million for the three months ended September 30, 2024 as compared to the three months ended June 30, 2024. The increase was primarily driven by higher cargo sales and Henry Hub index that forms a portion of the pricing to invoice most of our customers in this segment, partially offset by lower incentive fee revenue from the Genera's operation and maintenance contract.
The increase in revenue in the third quarter of 2024 when compared to the second quarter of 2024 was primarily attributable to the following:

•Revenue from cargo sales was $174.6 million for the three months ended September 30, 2024, increasing from $24.5 million for the three months ended June 30, 2024.
•Volumes delivered to downstream terminal customers were substantially consistent, increasing from 20.2 TBtu in the second quarter of 2024 to 20.7 TBtu in the third quarter of 2024.
•The average Henry Hub index pricing used to invoice our downstream customers increased by 14% for the three months ended September 30, 2024 as compared to the three months ended June 30, 2024.
Total revenue for the Terminals and Infrastructure Segment increased by $69.3 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, and the increase in revenue was primarily attributable to the following:
•For the nine months ended September 30, 2024, volumes delivered to downstream customers were 62.8 TBtu as compared to 46.1 TBtu for the nine months ended September 30, 2023.
•In 2023, we began to support the grid stabilization project in Puerto Rico, commissioning power generation assets in the second and third quarters of 2023, and the increase in volumes for the nine months ended September 30, 2024 is primarily attributable to additional sales in Puerto. Our customer terminated the grid stabilization project in the first quarter of 2024, but we continue to sell volumes into these power plants under a new island-wide gas sale agreement signed with PREPA.
Although we delivered significantly higher volumes in the current year, our revenue was impacted by lower Henry Hub pricing and lower cargo sale revenue.
•The average Henry Hub index pricing used to invoice our downstream customers decreased by 22% for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.
•The Company had $199.1 million in cargo sales for the nine months ended September 30, 2024. Revenue from cargos sales was $617.1 million for the nine months ended September 30, 2023.
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
Cost of sales increased by $103.4 million for the three months ended September 30, 2024 as compared to the three months ended June 30, 2024, which was attributable to higher cost of gas purchased and cargo sales. Our cost to deliver natural gas volumes increased to $6.65 per MMBtu for the three months ended September 30, 2024 from $6.42 per MMBtu for the three months ended June 30, 2024. After our FLNG asset is fully commissioned and operational, we expect to be able to produce LNG at a lower cost than the LNG purchased under our supply contracts.
We incurred increased cost of LNG for LNG cargo sales during the third quarter of 2024 by $76.7 million compared to the second quarter of 2024 due to higher volumes delivered.
Cost of sales increased by $287.8 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, which was attributable to the following activity:
•We incurred increased cost of LNG purchased from third parties for sale to our downstream customers of $76.4 million during the nine months ended September 30, 2024 due to increased volumes delivered. We delivered 36% more volume to our downstream terminal customers in the current period. While we delivered significantly more volumes to our downstream customers, our pricing to purchase LNG for delivery to such customers was lower, decreasing to $6.65 per MMBtu for the nine months ended September 30, 2024 from $7.26 per MMBtu for the nine months ended September 30, 2023.
•Vessel costs increased by $59.8 million, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increase is primarily driven by additional vessels being used for servicing our terminals during 2024.
•We recognized payroll and other operating costs of $77.0 million to provide services under Genera's operations and maintenance contract for the nine months ended September 30, 2024 compared to $16.3 million for the nine months ended September 30, 2023; these costs are passed onto PREPA. Only one quarter of such costs were incurred during the nine months ended September 30, 2023 as our contract commenced on July 1, 2023.
•We incurred decreased cost of LNG for LNG cargo sales during the nine months ended September 30, 2024 by $72.7 million as our LNG cargo sale activity has been significantly lower in the first three quarters of 2024.
•In the nine months ended September 30, 2023, realized gains of $141.9 million from the settlement of commodity swap transactions, entered into as an economic hedge to reduce the market risks associated with commodity prices, were included as reduction of cost of sales in the segment measure. For segment performance measures, unrealized mark to market gains and losses are excluded until settled. No such transactions occurred in the current period.
The weighted-average cost of our LNG inventory balance to be used in our operations as of September 30, 2024 and December 31, 2023 was $7.46 per MMBtu and $7.33 per MMBtu, respectively.
Operations and maintenance
Operations and maintenance includes costs of operating our facilities, exclusive of costs to convert that are reflected in Cost of sales.
Operations and maintenance decreased by $7.2 million for the three months ended September 30, 2024 as compared to the three months ended June 30, 2024. The decrease was primarily due to lower maintenance costs at our terminals during the third quarter and termination of the lease of three turbines during the second quarter of 2024.
Operations and maintenance increased $18.7 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. We incurred additional operations and maintenance costs at our La Paz Power Plant during nine months ended September 30, 2024 as it was placed into service in September 2023. Additional operations and maintenance cost were also incurred at our La Paz Facility in 2024 to meet higher customer demand.
Deferred earnings from contracted sales
In the second and third quarters of 2024, we completed forward sales receiving prepayments from the buyer of $90.0 million and $60.0 million respectively. The prepayment was based on the fair market value of these sales as compared to our supply cost, and our CODM includes these results in his evaluation of Terminals and Infrastructure operations. Revenue for these sales will be recognized in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as deliveries under this contract will occur in the fourth quarter of 2024 through 2025. A portion of these deferred earnings of $42.3 million were recognized upon delivery during the third quarter of 2024. Both the forward contracted sale and our supply contract are based on Henry Hub which mitigates the impact that changes in commodity pricing will have on our results of operations.
Ships Segment

	Three Months Ended,
(in thousands of $)	September 30, 2024	June 30, 2024	Change
Total revenues	$43,062	$42,578	$484
Vessel operating expenses	8,254	8,503	(249)
Segment Operating Margin	$34,808	$34,075	$733

	Nine Months Ended,
(in thousands of $)	September 30, 2024	September 30, 2023	Change
Total revenues	$128,224	$230,315	$(102,091)
Vessel operating expenses	25,153	42,295	(17,142)
Segment Operating Margin	$103,071	$188,020	$(84,949)
Revenue in the Ships segment is comprised of operating lease revenue under time charters, fees for positioning and repositioning vessels as well as the reimbursement of certain vessel operating costs. As of September 30, 2024, three FSRUs and one LNG carrier were leased to customers under long-term arrangements.
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
Total revenue
Total revenue for the Ships segment increased by $0.5 million during the three months ended September 30, 2024 compared to the three months ended June 30, 2024. Subsequent to the Energos Formation Transaction, we continue to be, for accounting purposes, the owner of certain vessels included in the transaction, and as such, we continue to recognize revenue from the charter of these vessels to third parties.
Total revenue for the Ships segment decreased $102.1 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. After the disposition of our investment in the common units of Hilli LLC at the end of the first quarter of 2023, we no longer recognize revenue from the Hilli, decreasing revenue in the Ships segment. Additionally the charters for four vessels concluded in 2023, lowering vessel revenue for the nine months ended September 30, 2024. We are now utilizing these vessels in our operations.
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
Vessel operating expenses remained consistent during the three months ended September 30, 2024 as compared to the three months ended June 30, 2024. There were no changes to the vessels that comprise the Ships segment in the third quarter of 2024.
Vessel operating expenses decreased $17.1 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The decrease in vessel operating expenses was primarily due to lower costs related to the Hilli after the disposition our investment in the common units of Hilli LLC at the end of the first quarter of 2023. During 2024, we started using four vessels that were in the Ships segment in 2023 in our terminal operations, resulting in lower vessel operating costs.

Other operating results

	Three Months Ended,			Nine Months Ended,
(in thousands of $)	September 30, 2024	June 30, 2024	Change	September 30, 2024	September 30, 2023	Change
Selling, general and administrative	$82,388	$70,578	$11,810	$223,720	$157,048	$66,672
Transaction and integration costs	3,154	1,760	1,394	6,285	4,787	1,498
Depreciation and amortization	35,364	37,413	(2,049)	123,268	125,160	(1,892)
Asset impairment expense	1,484	4,272	(2,788)	5,756	—	5,756
Loss on sale of assets, net	—	—	—	77,140	—	77,140
Total operating expenses	122,390	114,023	8,367	436,169	286,995	149,174
Operating income	79,537	44,328	35,209	308,369	607,783	(299,414)
Interest expense	71,107	80,399	(9,292)	228,850	200,891	27,959
Other (income) expense, net	(5,836)	47,354	(53,190)	60,630	16,150	44,480
Loss on extinguishment of debt	—	—	—	9,754	—	9,754
Income before income from equity method investments and income taxes	14,266	(83,425)	97,691	9,135	390,742	(381,607)
Income (loss) from equity method investments	—	—	—	—	12,738	(12,738)
Tax (benefit) provision	2,953	3,435	(482)	28,012	69,476	(41,464)
Net income	$11,313	$(86,860)	$98,173	$(18,877)	$334,004	$(352,881)
Selling, general and administrative
Selling, general and administrative includes compensation expenses for our corporate employees, employee travel costs, insurance, professional fees for our advisors, and screening costs for projects that are in initial stages and development is not yet probable.
Selling, general and administrative increased $11.8 million for the three months ended September 30, 2024, compared to the three months ended June 30, 2024. The Company incurred payroll severance cost of $7.9 million and additional share-based compensation expense of $2.5 million during the three months ended September 30, 2024.
Selling, general and administrative increased $66.7 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increase was primarily due to increased share-based compensation expense. We recognized $47.7 million of share-based compensation expense for RSUs and other equity awards during the first three quarters of 2024; no significant cost was recognized in the first three quarters of 2023. In addition, the allowance for bad debt increased by $11.6 million due to an additional allowance recorded during the three months ended March 31, 2024.
Transaction and integration costs
We did not incur significant transaction and integration costs for the three or nine months ended September 30, 2024.
Depreciation and amortization
Depreciation and amortization decreased $2.0 million for the three months ended September 30, 2024 as compared to the three months ended June 30, 2024. Depreciation and amortization decreased $1.9 million for the nine months ended

September 30, 2024 as compared to the nine months ended September 30, 2023. The Company classified the Miami Facility as held for sale on June 30, 2024, and no depreciation was recorded after that date.
Asset impairment expense
The Company recognized an impairment of $5.3 million that was predominately due to the classification of the Miami Facility as held for sale in the second quarter of 2024. There was no significant impairment of assets during the three months ended September 30, 2024.
Loss on sale of assets, net
During the three months ended March 31, 2024, the Company recognized a loss of $77.5 million from the sale of turbines and related equipment to the PREPA. We did not have any losses on sales during the three months ended September 30, 2024.
Interest expense
Interest expense decreased by $9.3 million for the three months ended September 30, 2024 as compared to the three months ended June 30, 2024, primarily due to increased capitalization of interest costs.
Interest expense increased by $28.0 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The increase was primarily due to an increase in total principal outstanding due to additional borrowings and amortization of related debt issuance costs. The total principal balance on outstanding facilities was $8.2 billion as of September 30, 2024 as compared to total principal outstanding of $6.2 billion as of September 30, 2023. We capitalize a significant portion of our borrowing costs for development projects, and while the principal balances increased, the interest expense did not increase as significantly.
Other (income) expense, net
Other (income) expense, net was $(5.8) million and $47.4 million three months ended September 30, 2024, and June 30, 2024, respectively. Other (income) expense, net was $60.6 million and $16.2 million for the nine months ended September 30, 2024 and September 30, 2023, respectively.
Other income recognized in the three months ended September 30, 2024 was primarily comprised of foreign currency gains due to remeasurement of USD denominated debt in our Brazil subsidiary. The gains were partly offset by realized loss on settlement of foreign currency derivative contracts.
Other expense recognized in the nine months ended September 30, 2024 was primarily comprised of foreign currency remeasurement losses and loss on termination of leases of turbines used in the grid stabilization project in Puerto Rico partially offset by interest income.
Loss on extinguishment of debt
During the three months ended March 31, 2024, we recognized prepayment premium and unamortized financing costs of $7.9 million in connection with the prepayment of the Equipment Notes. We also recognized a premium over the repurchase price of $1.9 million in connection with the cash tender offer to repurchase $375.0 million of the outstanding 2025 Notes. We did not have any extinguishment transactions in the third quarter of 2024 or the first three quarters of 2023.
Income (loss) from equity method investments
During 2023, we recognized income of $6.3 million from our equity method investment in Energos and $6.0 million of income from our investment in the common units of Hilli LLC for the period prior to the completion of the disposition of this investment. In the first quarter of 2024, we sold substantially all of our stake in Energos resulting in no income or loss from equity method investments for the three or nine months ended September 30, 2024.
Tax provision
We recognized a tax provision for the three months ended September 30, 2024 of $3.0 million compared to a tax provision of $3.4 million for the three months ended June 30, 2024. We recognized a tax provision of $28.0 million for the nine months ended September 30, 2024 compared to $69.5 million for the nine months ended September 30, 2023. The decrease in the tax provision for the three and nine months ended September 30, 2024 is mainly due to pre-tax losses in the US and decrease in pre-tax income in foreign jurisdictions which resulted in correlative changes in tax expense in those jurisdictions.
Factors Impacting Comparability of Our Financial Results
Our historical results of operations and cash flows are not indicative of results of operations and cash flows to be expected in the future, principally for the following reasons:
•Our historical financial results do not reflect our Fast LNG solution which we expect will lower the cost of our LNG supply. We currently purchase the majority of our supply of LNG from third parties, sourcing approximately 97% of our LNG volumes from third parties for the nine months ended September 30, 2024. We anticipate that the deployment of Fast LNG liquefaction facilities will significantly lower the cost of our LNG supply and reduce our dependence on third-party suppliers. Though the commissioning of these facilities, particularly our first Fast LNG unit, was delayed from the initially anticipated date, which impacted our results of operations in this period and may impact our results in future periods, we began to produce LNG from our first Fast LNG unit in July 2024. The first full cargo was loaded onto the Energos Princess vessel and set sail for Europe on September 30, 2024. We plan to leverage the development process for the first unit in deploying future Fast LNG liquefaction facilities.
•Our historical financial results do not include significant projects that have recently been completed or are near completion. Our results of operations for the three and nine months ended September 30, 2024 include our Montego Bay Facility, Old Harbour Facility, San Juan Facility, La Paz Power Plant and certain industrial end-users. We have completed construction of our Barcarena Facility and Santa Catarina Facility and are in the final stages of commissioning these assets. We are also continuing to develop our Barcarena Power Plant, PortoCem Power Plant, Puerto Sandino Facility and Ireland Facility, and our current results do not include revenue and operating results from these projects.
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
Liquidity and Capital Resources
On September 30, 2024, we entered into a Transaction Support Agreement with certain holders of our 2025 Notes, 2026 Notes and 2029 Notes, setting forth the terms of a series of transactions intended to extend the maturity profile of our indebtedness, while providing additional operating liquidity and financial flexibility. On November 6, 2024, we entered into the Exchange and Subscription Agreement with these Supporting Holders, which sets forth the definitive terms of the Transactions, the consummation of which remains subject to customary closing conditions. We intend to use the proceeds of the Transactions to: (a) redeem in full the 2025 Notes; (b) exchange and cancel approximately $1.4 billion aggregate principal amount of 2026 Notes and 2029 Notes on a dollar-for-dollar basis for additional New Notes and (c) pay fees and expenses related to the Transactions and (d) add approximately $300 million in cash to our balance sheet. See “Recent Developments” for additional detail regarding the Transactions.
The $875.0 million aggregate outstanding principal amount of our 2025 Notes matures on September 15, 2025. If any of the 2025 Notes remain outstanding 60 days prior to this maturity date (the "Springing Maturity Date"), the outstanding principal under the Revolving Facility, Term Loan B and Term Loan A (defined below) will become immediately due. In the absence of closing the Transactions, our current liquidity and forecasted cash flows from operations are not sufficient to support the repayment of the 2025 Notes, in full, prior to the Springing Maturity Date, and as such, management concluded that substantial doubt exists related to our ability to continue as a going concern. Management expects all conditions precedent to be achieved and the Transactions to close in the coming weeks, which will alleviate the substantial doubt. However, there can be no assurance that we will be successful in closing the Transactions.
We intend to use a portion of the proceeds from the New Notes to redeem all of the outstanding 2025 Notes. We have issued a notice of redemption conditioned on the closing of the Transactions; we expect to effectuate the redemption, and satisfy and discharge the indenture governing the 2025 Notes, shortly following the closing of the Transactions.
In addition to cash received from the recent Equity Offering and the Transactions, we expect our current working capital position to improve based on the following: (1) expected cash flows generated from new gas sale agreements and volume growth in Puerto Rico, Mexico and Brazil (2) sales of our own LNG generated by our first deployed Fast LNG unit; (3) we have fully funded the construction of our Barcarena Power Plant with new long-term financing in Brazil and we have commitments to fund substantially all of the remaining cost of our onshore FLNG project at Altamira; (4) we have agreed to issue the New Brazil Notes to provide additional financing to construct our PortoCem Power Plant; (5) our relationships with certain significant vendors, including vendors constructing our Fast LNG assets, have allowed us to extend our payment terms to better align with the expected completion of our first Fast LNG project; and (6) the anticipated sale of our Miami Facility in the fourth quarter of 2024. In addition, we have begun to identify strategic partners for one or more of our primary businesses and expect to explore potential strategic partner financing, commercial ventures or assets sales to enhance our liquidity and financial flexibility.
We expect to fund our current operations and continued development of additional facilities through cash on hand, borrowings under our debt facilities, cash generated from certain sales and financing transactions and cash generated from operations. We may also opportunistically elect to generate additional liquidity through future debt or equity issuances and asset sales to fund our developments and transactions. The terms and conditions of our indebtedness include restrictive covenants that limit our ability to operate our business, incur or refinance our debt, engage in certain transactions, and require us to maintain certain financial ratios, among others, any of which may limit our ability to finance future operations and capital needs, react to changes in our business and in the economy generally, and to pursue business opportunities and activities. Following the completion of Amendments and the Transactions, our ability to undertake these activities, including our ability to incur or refinance our debt, will be further limited. Furthermore, the restrictions contemplated by certain of the Amendments require proceeds of certain asset sales to be used to pay down existing indebtedness. From time to time, we may seek to repay, refinance or restructure all or a portion of our debt or to repurchase our outstanding debt through, as applicable, tender offers, redemptions, exchange offers, open market purchases, privately negotiated transactions or otherwise. Such transactions, if any, will depend on a number of factors, including prevailing market conditions, our liquidity requirements and contractual requirements (including compliance with the terms of our debt agreements), among other factors.
Our expectations of future liquidity needs and sources include numerous assumptions that are subject to various risks and uncertainties. Refer to Note 2 – “Significant Accounting Policies” for further information on liquidity and “Item 1A. Risk Factors” for risks and uncertainties that may cause our results to differ from our expectations, each in our Annual Report on Form 10-K.
Our remaining committed capital expenditures, inclusive of invoiced amounts in Accounts payable, is approximately $1,362 million and includes remaining expenditures to complete our first Fast LNG project and our onshore liquefaction project at Altamira, as well as committed expenditures necessary to complete the Puerto Sandino Facility, Barcarena and PortoCem Power Plants. This does not include any capital expenditures related to Klondike. We have secured financing commitments to continue to develop our onshore Altamira project, Barcarena Power Plant and PortoCem Power Plant, which represents approximately $942 million of our upcoming committed capital expenditures and includes upcoming long-term permanent financing in Brazil to fully fund all development costs of our PortoCem Power Plant. This anticipated financing, as well as the New Brazil Notes, is included within our secured financing commitments.
We expect fully completed Fast LNG units to cost between $1.0 billion and $2.0 billion per unit on average. Unlike engineering, procurement and construction agreements for traditional liquefaction construction, our contracts with vendors to construct the Fast LNG units allow us to closely control the timing of our spending and construction schedules so that we can complete each project in time frames to meet our business needs. For example, expected spending for our second and third Fast LNG units that is not currently contracted is excluded from the estimated committed spending. Each Fast LNG completion is subject to permitting, various contractual terms, project feasibility, our decision to proceed and timing. We carefully manage our contractual commitments, the related funding needs and our various sources of funding including cash on hand, cash flow from operations, and borrowings under existing and future debt facilities. We may also enter into other financing arrangements to generate proceeds to fund our developments.
As of September 30, 2024, we have spent approximately $128.6 million to develop the Pennsylvania Facility. Approximately $22.5 million of construction and development costs have been expensed as we have not issued a final notice to proceed to our engineering, procurement and construction contractors. Cost for land, as well as engineering and equipment that could be deployed to other facilities and associated financing costs of approximately $106.1 million, has been capitalized, and to date, we have repurposed approximately $16.8 million of engineering and equipment to our Fast LNG project. We intend to apply for updated permits for the Pennsylvania Facility with the aim of obtaining these permits to coincide with the commencement of construction activities.
Contractual Obligations
We are committed to make cash payments in the future pursuant to certain contracts. The following table summarizes certain contractual obligations, including principal and interest, in place as of September 30, 2024.

(in thousands of $)	Total	Less than Year 1	Years 2 to 3	Year 4 to 5	More than 5 years
Long-term debt obligations	$11,486,292	$310,241	$4,949,877	$2,440,063	$3,786,111
Purchase obligations	14,298,595	478,455	2,022,043	935,826	10,862,271
Lease obligations	868,211	51,122	268,236	220,254	328,599
Total	$26,653,098	$839,818	$7,240,156	$3,596,143	$14,976,981
Long-term debt obligations
For information on our long-term debt obligations, see “—Liquidity and Capital Resources—Long-Term Debt” in our Annual Report, and “—Long-Term Debt and Preferred Stock”. The amounts included in the table above are based on the total debt balance, scheduled maturities, and interest rates in effect as of September 30, 2024.
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

The New Notes issued pursuant to the Transactions will bear interest at the increased rate of 12.00% per annum compared with the 2025 Notes, the 2026 Notes and the 2029 Notes being refinanced, and will increase long-term debt obligations. As the Transactions have not yet been completed, the increased debt and interest expense has not been included in the table above.
Purchase obligations
We are party to contractual purchase commitments for the purchase, production and transportation of LNG and natural gas, as well as engineering, procurement and construction agreements to develop our terminals and related infrastructure. Our commitments to purchase LNG and natural gas are principally take-or-pay contracts, which require the purchase of minimum quantities of LNG and natural gas, and these commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. Certain LNG purchase commitments are subject to conditions precedent, and we include these expected commitments in the table above beginning when delivery is expected assuming that all contractual conditions precedent are met. For purchase commitments priced based upon an index such as Henry Hub, the amounts shown in the table above are based on the spot price of that index as of September 30, 2024.
We have construction purchase commitments in connection with our development projects, including our Fast LNG projects, Puerto Sandino Facility, Barcarena Facility, Santa Catarina Facility, Barcarena Power Plant and PortoCem Power Plant. Commitments included in the table above include commitments under engineering, procurement and construction contracts where a notice to proceed has been issued.
Lease obligations
Future minimum lease payments under non-cancellable lease agreements, inclusive of fixed lease payments for renewal periods we are reasonably certain will be exercised, are included in the above table. Our lease obligations are primarily related to LNG vessel time charters, marine port leases, ISO tank leases, office space, and a land lease.
Cash Flows
The following table summarizes the changes to our cash flows for the nine months ended September 30, 2024 and 2023, respectively:

	Nine Months Ended September 30,
(in thousands of $)	2024	2023	Change
Cash flows from:
Operating activities	$146,200	$537,184	$(390,984)
Investing activities	(1,308,554)	(2,065,562)	757,008
Financing activities	1,100,877	924,072	176,805
Net decrease in cash, cash equivalents, and restricted cash	$(61,477)	$(604,306)	$542,829
Cash provided by operating activities
Our cash flow provided by operating activities was $146.2 million for the nine months ended September 30, 2024, which increased by $391.0 million from cash provided by operating activities of $537.2 million for the nine months ended September 30, 2023. Our net income for the nine months ended September 30, 2024, when adjusted for non-cash items, decreased by $150.7 million from the nine months ended September 30, 2023. The remaining decrease in cash provided by operating activities for the nine months ended September 30, 2024 was primarily driven by increases to recoverable taxes presented in Other current assets, and decreases in accrued liabilities. We also settled a commodity swap during the first quarter of 2023, resulting in a significant cash inflow that did not recur during 2024.
Cash (used in) investing activities
Our cash flow used in investing activities was $1,308.6 million for the nine months ended September 30, 2024, which decreased by $757.0 million from cash used in investing activities of $2,065.6 million for the nine months ended September 30, 2023. Cash outflows for investing activities during the nine months ended September 30, 2024 were used primarily for continued development of our Fast LNG project and the construction of the PortoCem Power Plant and Barcarena Power Plant. Cash outflows were offset by proceeds of $306.6 million from the sale of turbines and related equipment to PREPA, $136.4 million from the sale of our equity method investment in Energos and $22.4 million from the sale of the Mazo.
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

Cash provided by financing activities
Our cash flow provided by financing activities was $1,100.9 million for the nine months ended September 30, 2024, which increased by $176.8 million from cash provided by financing activities of $924.1 million for the nine months ended September 30, 2023. Throughout the first nine months of 2024, we had total borrowings of $3,594.2 million, with such borrowings primarily used to fund continued development of the Fast LNG project, Barcarena Power Plant, and PortoCem Power Plant. Such borrowings were also used to repay a portion of the 2025 Notes and various asset level financings in Puerto Rico and Brazil. We also repaid our Revolving Facility and short-term borrowings under repurchase agreements, prior to again drawing on these facilities.
Our cash flow provided by financing activities for the nine months ended September 30, 2023 included a dividend payment of $626.3 million that was made in January 2023. Throughout the first nine months of 2023, we also borrowed under our expanded Revolving Facility, Bridge Term Loans, Equipment Notes, as well as short-term borrowings under repurchase arrangements for total additional borrowings of $1,768.7 million. Such borrowings were primarily used to fund the ongoing development of our Fast LNG project and to support our grid stabilization project in Puerto Rico. Increased borrowings during 2023 were offset by repayments of debt totaling $104.5 million, primarily the repayment of short-term borrowings under repurchase arrangements.
Long-Term Debt and Preferred Stock
The terms of our debt instruments and associated obligations have been described in our Annual Report. There have been no significant changes to the terms of our outstanding debt, covenant requirements or payment obligations, other than described below and as contemplated under "Recent Developments".
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
The 2029 Notes are guaranteed on a senior secured basis by each domestic subsidiary and foreign subsidiary that is a guarantor under the 2025 Notes and 2026 Notes, and the 2029 Notes are secured by substantially the same collateral as the first lien obligations under the 2025 Notes and 2026 Notes. The 2029 Notes may limit our ability to incur additional indebtedness or issue certain preferred shares, make certain payments, and sell or transfer certain assets subject to certain conditions and qualifications. The 2029 Notes also provide for customary events of default and prepayment provisions.
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
BNDES Term Loan
One of our subsidiaries, the owner of the Barcarena Power Plant, entered into a credit agreement with BNDES, the Brazilian Development Bank (the "BNDES Credit Agreement"). We are able to borrow up to $355.6 million under the BNDES Credit Agreement, segregated into three tranches based on the use of proceeds ("BNDES Term Loan"). In the first quarter of 2024, we borrowed $284.4 million under the BNDES Credit Agreement. In the third quarter of 2024, we borrowed $60.3 million under the BNDES Credit Agreement. Each tranche bears a different rate of interest ranging from 2.61% to 4.41% plus the fixed rate announced by BNDES. No principal payments are required until April 2026 and are due quarterly thereafter until maturity in 2045. Interest payments prior to April 2026 are made through an increase in the outstanding principal amount and are due quarterly thereafter.
The obligations under the BNDES Credit Agreement are guaranteed by certain indirect Brazilian subsidiaries that are constructing the Barcarena Power Plant, and are secured by the Barcarena Power Plant and receivables under the Barcarena Power Plant's power purchase agreements. These Brazilian subsidiaries must adhere to customary affirmative and negative covenants, and the BNDES Credit Agreement also provides for customary events of default, prepayment and cure provisions.
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
EB-5 Loan Agreement
On July 21, 2023, we entered into a loan agreement under the U.S. Citizenship and Immigration Services EB-5 Program (“EB-5 Loan Agreement”) to pay for the development and construction of a new green hydrogen facility in Texas. The maximum aggregate principal amount available under the EB-5 Loan Agreement is $100.0 million, and outstanding borrowings bear interest at a fixed rate of 4.75%. The loan matures in 5 years from the initial advance with an option to extend the maturity by two one-year periods. It is expected that the loan will be secured by our green hydrogen facility, and we have provided a guarantee of the obligations under the EB-5 Loan Agreement. In the nine months ended September 30, 2024, an additional $37.1 million was funded under the EB-5 Loan Agreement.
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
In April 2024, PortoCem and a syndicate of banks in Brazil entered into a commitment letter for R$2.9 billion of financing. PortoCem received funding under a short term credit note of R$600.0 billion million ("PortoCem Credit Note") from this syndicate that was due in July 2024, and a portion of the proceeds was used to repay the PortoCem BTG Loan.
In May 2024, the PortoCem Credit Note was replaced by a bridge financing agreement that allows PortoCem to borrow up to R2.9 billion due in October 2025 ("PortoCem Bridge Loan"). PortoCem initially borrowed R$1.5 billion ($275.3 million based on rates in effect at September 30, 2024), and this initial funding was used to repay the PortoCem Credit Note and to begin the development and construction of the PortoCem Power Plant. The PortoCem Bridge Loan bears interest at the one-day interbank deposit futures rate in Brazil plus 4.25%, and no principal payments are required until maturity in October 2025.
The PortoCem Bridge Loan contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants. The PortoCem Bridge Loan does not contain any restrictive financial covenants.
Turbine Financing
In May 2024, we executed a loan agreement with a lender to borrow $148.5 million million under a promissory note secured by certain of our turbines (the “Turbine Financing”). The Turbine Financing bears interest at 10.30%, and the principal is partially repayable in monthly installments over the 36-month term of the loan with the balance due upon maturity in June 2027.
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
Term Loan A
In July 2024, we entered into a credit agreement ("Term Loan A Credit Agreement") for a senior secured, multiple draw term loan facility in an aggregate principal amount of up to $700.0 million ("Term Loan A"). Proceeds will be used to pay costs of the construction and development of our onshore FLNG project in Altamira (the “Altamira Onshore Project”). The initial and subsequent funding of the Term Loan A was subject to certain conditions, including the condition to the initial funding that initial generation of LNG from the offshore FLNG facility at Altamira ("FLNG1 Project") had been achieved. Such condition was satisfied and initial funding occurred in the third quarter of 2024. The remaining commitments for subsequent funding expire on the earliest of June 30, 2026, the date of completion of the Onshore Altamira Project (the “Completion Date”) and the date that the commitments are reduced to zero or terminated. During the third quarter of 2024, we drew $285.8 million on the Term Loan A.
The obligations under the Term Loan A Credit Agreement are guaranteed, jointly and severally, on a senior secured basis by each subsidiary that is a guarantor under the 2025 Notes, 2026 Notes, 2029 Notes, our Revolving Facility, our letter of credit facility (the “Letter of Credit Facility”) and our Term Loan B, other than the guarantors comprising the FLNG1 Project (who guarantee the Revolving Facility, the Letter of Credit Facility, and the Term Loan B). The obligations under the Term Loan A Credit Agreement are secured by substantially the same collateral as the collateral securing such facilities, with the exception of the collateral comprising the FLNG1 Project (which secures the Revolving Facility, the Letter of Credit Facility, and the Term Loan B). Additionally, the Term Loan A is guaranteed by the entities, and secured by the assets, comprising the Onshore Altamira Project. An equal priority intercreditor agreement governs the treatment of the collateral.
The Term Loan A will mature in July 2027 and is payable in full on maturity date. In the event that the our existing 2025 Notes or 2026 Notes are not refinanced or repaid at least 60 days prior to their respective maturities, amounts outstanding under the Term Loan A will become due and payable on such date. We may prepay the Term Loan A at its option without premium or penalty at any time subject to customary break funding costs. We are required to prepay the Term Loan A with the net proceeds of certain asset sales, condemnations, debt and convertible securities issuances, and extraordinary receipts related to the Onshore Altamira Project. Additionally, commencing with the first fiscal quarter after the Completion Date, we will be required to prepay the Term Loan A with the Onshore Altamira Project’s Excess Cash Flow (as defined in the Term Loan A Credit Agreement).
The Term Loan A will bear interest at a per annum rate equal to Term SOFR plus 3.75%, or at a base rate of 2.75%. The interest rate on the Term Loan A will increase by 0.25% every 180 days beginning in June 2025.
The Term Loan A Credit Agreement contains usual and customary representations, warranties and affirmative and negative covenants for financings of this type, including certain representations and warranties related to the Onshore Altamira Project. The Term Loan A Credit Agreement includes certain other covenants related solely to the Onshore Altamira Project, including limitations on capital expenditures, restrictions on additional accounts, and restrictions on amendments or termination of certain material documents related to the Onshore Altamira Project. We must also comply with certain financial covenants.
Debt and lease restrictions
We are required to comply with covenants under the Revolving Facility and letter of credit facility, including requirements to maintain Debt to Capitalization Ratio of less than 0.7:1.0, and for quarters in which the Revolving Facility is greater than 50% drawn, the Debt to Annualized EBITDA Ratio must be less than 4.0:1.0.
On August 31, 2024, we entered into amendments of certain debt agreements that amend and restate the conditions applicable to the suspension of the maximum Debt to Total Capitalization Ratio for the quarterly covenant tests conducted as of the last day of the fiscal quarters ending September 30, 2024, December 31, 2024 and March 31, 2025. The amended agreements also contain a financial covenant that requires a minimum consolidated liquidity of (i) $50.0 million as of the last day of each month, commencing as of October 31, 2024 and (ii) $100.0 million as of the last day of any fiscal quarter, commencing as of December 31, 2024.
We were in compliance with all covenants as of September 30, 2024.

Critical Accounting Policies and Estimates
A complete discussion of our critical accounting policies and estimates is included in our Annual Report. As of September 30, 2024, there have been no significant changes to our critical accounting estimates since our Annual Report.
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
Interest Rate Risk
The 2025 Notes, 2026 Notes, 2029 Notes, South Power 2029 Bonds, Barcarena Debentures, EB-5 Loan and Turbine Financing (each defined above or in the Annual Report) were issued with a fixed rate of interest, and as such, a change in interest rates would impact the fair value of the debt outstanding but such a change would have no impact on our results of operations or cash flows. A 100-basis point increase or decrease in the market interest rate would decrease or increase the fair value of our fixed rate debt by approximately $65 million. The sensitivity analysis presented is based on certain simplifying assumptions, including instantaneous change in interest rate and parallel shifts in the yield curve.
Interest under the Term Loan B, PortoCem Bridge Loan, BNDES Term Loan, and Term Loan A have components based on the Secured Overnight Financing Rate ("SOFR"), one-day interbank deposit rate in Brazil, and BNDES fixed rate, respectively. A 100-basis point increase or decrease in the market interest rates would decrease or increase our annual interest expense by approximately $18 million.
Foreign Currency Exchange Risk
We have transactions, assets and liabilities denominated in Brazilian reais, and our Brazilian subsidiaries and investments receive income and pay expenses in Brazilian reais. Based on our Brazilian reais revenues and expenses, a 10% depreciation of the U.S. dollar against the Brazilian reais would not significantly decrease our revenue or expenses. As our operations expand in Brazil, our results of operations will be exposed to changes in fluctuations in the Brazilian real, which may materially impact our results of operations. During 2024, we entered into a series of foreign exchange forward contracts and zero-cost collar options to reduce exchange rate risk associated with U.S. dollar borrowings and expected capital expenditures. As of September 30, 2024, the notional amount of outstanding foreign exchange contracts was approximately $299.1 million.
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

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2024 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Summary Risk Factors
Some of the factors that could materially and adversely affect our business, financial condition, results of operations or prospects include the following:
Risks Related to Our Business

•Management has concluded that substantial doubt exists related to our ability to continue as a going concern.
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
•A small number of our original investors have the ability to direct a significant amount of our common stock, and their interests may conflict with those of our other stockholders;
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
•The declaration and payment of dividends to holders of our Class A common stock is at the discretion of our board of directors and we do not expect to pay dividends for the foreseeable future;
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
Risks Related to Our Business

Management has concluded that substantial doubt exists related to our ability to continue as a going concern.

As discussed in note 19 to the financial statements, in the absence of closing the Transactions, our current liquidity and forecasted cash flows from operations will not be sufficient to support the repayment of our 2025 Notes, in full, prior to the Springing Maturity Date. As such, management has concluded that substantial doubt exists related to our ability to continue as a going concern. While management expects all conditions precedent to be achieved and the Transactions to close in the coming weeks, which will alleviate this substantial doubt, there can be no assurance that the we will be successful in closing the Transactions, or that any additional funding would be sufficient to continue operations in future years.
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
Our results of operations for the nine months ended September 30, 2024 include our Montego Bay Facility, Old Harbour Facility, San Juan Facility, certain industrial end-users and our Miami Facility. In addition, we placed a portion of our La Paz Facility into service in the fourth quarter of 2021, and our revenue and results of operations have begun to be impacted by operations in Mexico, including agreements with certain power generation facilities in Baja California Sur. Our results for the first half of 2024 exclude other developments, including our Puerto Sandino Facility, the Barcarena Facility, Santa Catarina Facility and Ireland Facility. Jamaica, Mexico and Puerto Rico have historically experienced economic volatility and the general condition and performance of their economies, over which we have no control, may affect our business, financial condition and results of operations. Jamaica, Mexico and Puerto Rico are subject to acts of terrorism or sabotage and natural disasters, in particular hurricanes, extreme weather conditions, crime and similar other risks which may negatively impact our operations in the region. See “—Risks Related to the Jurisdictions in Which We Operate—We are subject to the economic, political, social and other conditions in the jurisdictions in which we operate.” We may also be affected by trade restrictions, such as tariffs or other trade controls. Additionally, tourism is a significant driver of economic activity in these geographies and directly and indirectly affects local demand for our LNG and therefore our results of operations. Trends in tourism in these geographies are primarily driven by the economic condition of the tourists’ home country or territory, the condition of their destination, and the availability, affordability and desirability of air travel and cruises. Additionally, unexpected factors could reduce tourism at any time, including local or global economic recessions, terrorism, travel restrictions, pandemics, severe weather or natural disasters. Due to our current lack of asset and geographic diversification, an adverse development at our operating facilities, in the energy industry or in the economic conditions in these geographies, would have a significantly greater impact on our financial condition and operating results than if we maintained more diverse assets and operating areas.
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
Hire rates for FSRUs and LNG carriers fluctuate over time as a result of changes in the supply-demand balance relating to the market requirements for FSRUs and LNG carries and future FSRU and LNG carrier capacity. This supply-demand relationship largely depends on a number of factors outside of our control. For example, driven in part by an increase in LNG production capacity, the market supply particularly of LNG carriers has been increasing. We believe that this and any future expansion of the global LNG carrier fleet may have a negative impact on charter hire rates, vessel utilization and vessel values, the impact of which could be amplified if the expansion of LNG production capacity does not keep pace with fleet growth. The LNG market is also closely connected to world natural gas and LNG prices and energy markets, which it cannot predict. A substantial or extended decline in demand for natural gas or LNG could adversely affect our ability to charter or re-charter our vessels at acceptable rates or to acquire and profitably operate new vessels. Accordingly, this could have a material adverse effect on our earnings, financial condition, operating results and prospects.
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

•the size, tank type and age of a vessel; and
•the cost of retrofitting, steel prices or modifying existing vessels, as a result of technological advances in vessel design or equipment, changes in applicable environmental or other regulations or standards, customer requirements or otherwise.
As our owned or chartered vessels age, the expenses associated with maintaining and operating them are expected to increase, which could have an adverse effect on our business and operations if we do not maintain sufficient cash reserves for maintenance and replacement capital expenditures. Moreover, the cost of a replacement vessel could be significant and subject to market pricing.
During the period a vessel is subject to a charter, we will not be permitted to sell it to take advantage of increases in vessel values without the charterers’ consent. If a charter terminates, we may be unable to re-deploy the affected vessels at market rates or for our operations and, rather than continue to incur costs to maintain and finance them, we may seek to dispose of them. When vessel values are low, we may not be able to dispose of vessels at a reasonable price when we wish to sell vessels, and conversely, when vessel values are elevated, we may not be able to acquire additional vessels at attractive prices when we wish to acquire additional vessels, which could adversely affect our business, results of operations, cash flow, and financial condition.
The carrying values of our vessels may not represent their fair market value at any point in time because the market prices of secondhand vessels tend to fluctuate with changes in charter rates, vessel availability and the cost of new build vessels, steel prices and foreign exchange rates. Our vessels are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We recognized an impairment charge on one of our vessels for the year ended December 31, 2023 and we cannot assure you that we will not recognize impairment losses on our vessels in future years. Any impairment charges incurred as a result of declines in charter rates could negatively affect our business, financial condition, or operating results.
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
On an ongoing basis, we engage with lenders and other financial institutions in an effort to improve our liquidity and capital resources. As of September 30, 2024, we had approximately $8,172 aggregate principal amount of indebtedness outstanding on a consolidated basis (which does not include any unconsolidated debt). The terms and conditions of our indebtedness include restrictive covenants that may limit our ability to operate our business, to incur or refinance our debt, engage in certain transactions, and require us to maintain certain financial ratios, among others, any of which may limit our ability to finance future operations and capital needs, react to changes in our business and in the economy generally, and to pursue business opportunities and activities. Following the completion of the Amendments nd the Transactions, our ability to undertake these activities, including our ability to finance our debt, will be further limited. If we fail to comply with any of these restrictions or are unable to pay our debt service when due, our debt could be accelerated or cross-accelerated, and we cannot assure you that we will have the ability to repay such accelerated debt. Any such default could also have adverse consequences to our status and reporting requirements, reducing our ability to quickly access the capital markets. Our ability to service our existing and any future debt will depend on our performance and operations, which is subject to factors that are beyond our control and compliance with covenants in the agreements governing such debt.

In addition, as our existing indebtedness matures, we may need to refinance that indebtedness with new indebtedness that may have a higher interest rate, which will increase our fixed costs. We may incur additional debt to fund our business and strategic initiatives. If we incur additional debt and other obligations, the risks associated with our substantial leverage and the ability to service such debt would increase, which could have a material adverse effect on our business, results of operation and financial condition. For example, the New Notes issued pursuant to the Transactions will bear interest at a rate of 12.000% per annum, significantly increasing our annual interest expense, while also increasing our total aggregate principal amount of indebtedness outstanding. For additional detail, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments”.
Our business is dependent upon obtaining substantial additional funding from various sources, which may not be available or may only be available on unfavorable terms.
Following the closing of the Transactions, we believe we will have sufficient liquidity, cash flow from operations and access to additional capital sources to fund our capital expenditures and working capital needs for the next 12 months and the reasonably foreseeable future. In the future, we expect to incur additional indebtedness to assist us in developing our operations and we are considering alternative financing options, including in Brazil and other specific markets or the opportunistic sale of one of our non-core assets. We also historically have relied, and in the future will likely rely, on borrowings under term loans and other debt instruments to fund our capital expenditures. If any of the lenders in the syndicates backing these debt instruments were unable to perform on its commitments, we may need to seek replacement financing. We cannot assure you that such additional funding will be available on acceptable terms, or at all. Our ability to raise additional capital on acceptable terms will depend on financial, economic and market conditions, which have increased in volatility and at times have been negatively impacted due to our progress in executing our business strategy and other factors, many of which are beyond our control, including domestic or international economic conditions, increases in key benchmark interest rates and/or credit spreads, the adoption of new or amended banking or capital market laws or regulations, the re-pricing of market risks and volatility in capital and financial markets, risks relating to the credit risk of our customers and the jurisdictions in which we operate, as well as general risks applicable to the energy sector. Furthermore, the terms of the Amendments and the New Notes to be issued as part of the Transactions will, and additional debt financing, if available, may, subject us to increased restrictive covenants that could limit, and in the case of the former, significantly limit, our flexibility in incurring additional indebtedness and conducting future business activities and could result in us expending significant resources to service our obligations. Additionally, we may need to adjust the timing of our planned capital expenditures and facilities development depending on the requirements of our existing financing and availability of such additional funding. If we are unable to obtain additional funding, approvals or amendments to our financings outstanding from time to time, or if additional funding is only available on terms that we determine are not acceptable to us, we may be unable to fully execute our business plan, we may be unable to pay or refinance our indebtedness or to fund our other liquidity needs, and our financial condition or results of operations may be materially adversely affected.
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
None of our vessels have called on ports located in countries subject to comprehensive sanctions and embargoes imposed by the U.S. government or countries identified by the U.S. government as state sponsors of terrorism. When we charter our vessels to third parties we conduct comprehensive due diligence of the charterer and include contractual prohibitions on the charterer calling on ports in countries subject to comprehensive U.S. sanctions or otherwise engaging in commerce with such countries. However, our vessels may be sub-chartered out to a sanctioned party or call on ports of a sanctioned nation on charterers’ instruction, and without our knowledge or consent. If our charterers or sub-charterers violate applicable sanctions and embargo laws and regulations as a result of actions that do not involve us, those violations could in turn negatively affect our reputation and cause us to incur significant costs associated with responding to any investigation into such violations.
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
We depend to a large extent on the services of our chief executive officer, Wesley R. Edens, our other executive officers and other key employees. Mr. Edens does not have an employment agreement with us. The loss of the services of Mr. Edens or one or more of our other key executives or employees could disrupt our operations and increase our exposure to the other risks described in this Item 1A. Risk Factors. We do not maintain key man insurance on Mr. Edens or any of our employees. As a result, we are not insured against any losses resulting from the death of our key employees.
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
A small number of our original investors have the ability to direct the voting of a significant amount of our common stock, and their interests may conflict with those of our other stockholders.
As of September 30, 2024, affiliates of the Founder Entities owned an aggregate of approximately 87,136,768 shares of Class A common stock, representing approximately 42.1% of our voting power, and affiliates of Energy Transition

Holdings LLC, party to the Shareholders' Agreement, own an aggregate of approximately 25,559,846 shares of our Class A common stock, representing approximately 12.3% of the voting power of our Class A common stock. The beneficial ownership of almost 50% of our voting stock means affiliates of the Founder Entities and Energy Transition Holdings LLC are able to have significant influence over matters requiring stockholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our Class A common stock will be able to affect the way we are managed or the direction of our business. The interests of these parties with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders, including holders of the Class A common stock.
Given this concentrated ownership, the affiliates of the Founder Entities and Energy Transition Holdings LLC would have significant influence over any potential acquisition of us. The existence of a significant stockholder may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our company. Moreover, the concentration of stock ownership with affiliates of the Founder Entities and Energy Transition Holdings LLC may adversely affect the trading price of our securities, including our Class A common stock, to the extent investors perceive a disadvantage in owning securities of a company with a significant stockholder.
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
The declaration and payment of dividends to holders of our Class A common stock is at the discretion of our board of directors and we do not expect to pay dividends for the foreseeable future.
We do not expect to pay dividends for the foreseeable future. Any future declaration and payment of dividends to holders of our Class A common stock will be at the discretion of our board of directors in accordance with applicable law after taking into account various factors, including actual results of operations, liquidity and financial condition, net cash provided by operating activities, restrictions imposed by applicable law, restrictions imposed by our debt agreements, our taxable income, our operating expenses and other factors our board of directors deem relevant. Because we are a holding company and have no direct operations, we will only be able to pay dividends in the future from our available cash on hand and any funds we receive from our subsidiaries and our ability to receive distributions from our subsidiaries may be limited by the financing agreements to which they are subject.
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

10.41	Seventh Amendment to Credit Agreement, dated as of May 3, 2023 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.41 to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2024).

10.42*	Eighth Amendment to Credit Agreement, dated as of September 30, 2024 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent.

10.43
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

10.47
Third Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated May 17, 2024, by and among New Fortress Energy Inc., the guarantors party thereto, Natixis, New York Branch, as Administrative Agent, Natixis, New York Branch, as ULCA Collateral Agent, Natixis, New York Branch, and each of the other financial institutions party thereto, as Lenders and Issuing Banks (incorporated by reference to Exhibit 10.46 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2024).

10.48*
Fourth Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated September 30, 2024, by and among New Fortress Energy Inc., the guarantors party thereto, Natixis, New York Branch, as Administrative Agent, Natixis, New York Branch, as ULCA Collateral Agent, Natixis, New York Branch, and each of the other financial institutions party thereto, as Lenders and Issuing Banks.

10.49
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

10.50
Indenture, dated March 8, 2024, by and among New Fortress Energy Inc., the subsidiary guarantors from time to time party thereto, and U.S. Bank Trust Company, National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 8, 2024).

10.51	Pledge and Security Agreement, dated March 8, 2024, by and among New Fortress Energy Inc., the subsidiary guarantors, from time to time party thereto, and U.S. Bank Trust Company, National Association, as notes collateral agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 8, 2024).

10.52	Credit Agreement, dated as of July 19, 2024, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2024).

10.53*	First Amendment to Credit Agreement, dated as of September 30, 2024, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent.

10.54*	Transaction Support Agreement, dated as of September 30, 2024, by and among the Company and parties thereto.

31.1*	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101
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

Date: November 12, 2024

	By:	/s/ Wesley R. Edens

	Name:	Wesley R. Edens

	Title:	Chief Executive Officer and Chairman

(Principal Executive Officer)
Date: November 12, 2024

	By:	/s/ Christopher S. Guinta

	Name:	Christopher S. Guinta

	Title:	Chief Financial Officer

(Principal Financial Officer)
Date: November 12, 2024

	By:	/s/ Yunyoung Shin

	Name:	Yunyoung Shin

	Title:	Chief Accounting Officer

(Principal Accounting Officer)