Form 10-K/A
period 2024-12-31
New Fortress Energy Inc.
filed 2025-06-30
CIK 1749723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2024
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed as of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the closing price of the Class A common stock on the Nasdaq Global Select Market, was $2,274.6 million.
At February 28, 2025, the registrant had 273,771,811 shares of Class A common stock outstanding.
Documents Incorporated by Reference:
Portions of the registrant’s definitive proxy statement for the registrant’s 2025 annual meeting are incorporated by reference into Part III of this Annual Report on Form 10-K.

Explanatory Note
New Fortress Energy Inc. (“NFE,” together with its subsidiaries, the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to its Annual Report on Form 10-K for the year ended December 31, 2024, originally filed with the Securities and Exchange Commission ("SEC") on March 10, 2025 (the "Original Form 10-K) to make certain changes as described below.
Subsequent to the filing of the Original Form 10-K, management identified a material weakness in internal control over financial reporting in connection with the preparation of the Company's interim unaudited financial statements for the interim period ended March 31, 2025. As a result, management reevaluated the effectiveness of the Company's disclosure controls and procedures and internal control over financial reporting, as further described in this Amendment. Notwithstanding the identified material weakness, management believes the consolidated financial statements contained in the Original Form 10-K fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company for all periods presented in accordance with accounting principles generally accepted in the United States of America, and that such material weakness did not result in any change to the Company’s consolidated financial statements as set forth in the Original Form 10-K. Accordingly, this Amendment is limited in scope and is being filed solely to amend:
•The Cautionary Statement on Forward-Looking Statements.
•Part I - Item 1A. Risk Factors to add an additional risk factor regarding the potential adverse impact that the failure to remediate the material weakness could have on our timely and accurate reporting of financial results.
•Part II - Item 8. Financial Statements and Supplementary Data to restate the Report of Independent Registered Public Accounting Firm, on the Company's internal control over financial reporting as of December 31, 2024 and to restate the Report of Independent Registered Public Accounting Firm on the Company’s consolidated financial statements updated to include a reference to their updated report on internal control over financial reporting, and the last three paragraphs of Note 30, Subsequent Events, to the consolidated financial statements.
•Part II - Item 9A. Controls and Procedures related to the effectiveness of our disclosure controls and procedures.
•Part IV - Item 15 Exhibits, Financial Statement Schedules to include currently dated (i) auditor consent, which is filed herewith as Exhibit 23.1 and (ii) certifications from the Company's Principal Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002, which certifications are filed herewith as Exhibits 31.1, 31.2, 32.1 and 32.2.
Except (i) as described above and (ii) the additional subsequent events in Note 30, this Amendment does not update or amend the Original Form 10-K to give effect to any subsequent events beyond those that existed as of the Original Form 10-K filing date. This Amendment should thus be read in conjunction with the Original Form 10-K and any of the Company's other filings with the SEC subsequent to the Original Form 10-K, together with any amendments to those filings. Other than as identified above, this Amendment does not modify or update the disclosure in the Original Form 10-K in any way.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K/A for the year ended December 31, 2024 (this “Annual Report”) contains forward-looking statements regarding, among other things, our plans, strategies, prospects and projections, both business and financial. All statements contained in this Annual Report other than historical information are forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance or our projected business results. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “targets,” “potential” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:
•adequately addressing the substantial doubt as to our ability to continue as a going concern and satisfy our liquidity needs, including the consummation of our refinancing transactions intended to extend our debt maturities and enhance our liquidity;
•our ability to maintain effective internal control over financial reporting and disclosure controls and procedures, including our ability to remediate our material weakness in our internal control over financial reporting;
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
•We have identified a material weakness in our internal control over financial reporting, and our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2024;
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
•We are subject to numerous governmental export laws, and trade and economic sanctions laws and regulations, and anti-corruption laws and regulation;
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
•Our success depends on key members of our management;
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
•A small number of our original investors have the ability to direct a significant amount of our common stock, and their interests may conflict with those of our other stockholders;
•The declaration and payment of dividends to holders of our Class A common stock is at the discretion of our board of directors and we do not expect to pay dividends for the foreseeable future;
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
•A change in tax laws in any country in which we operate could adversely affect us; and
•We have been and may be involved in legal proceedings and may experience unfavorable outcomes.

Risks Related to Our Business
We have identified a material weakness in our internal control over financial reporting, and our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2024. Failure to remediate the material weakness or any other material weaknesses that we identify in the future, or if we otherwise fail to maintain an effective system of internal controls, could result in material misstatements in our financial statements and impact our ability to accurately or timely report our financial condition or results of operations. In addition, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our common stock may decline.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, our management is required to report on, and our independent registered public accounting firm is required to attest to, the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Annually, we perform activities that include reviewing, documenting and testing our internal control over financial reporting. In addition, if we fail to maintain the adequacy of our internal control over financial reporting, we will not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to achieve and maintain an effective internal control environment, we could suffer misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could result in significant expenses to remediate any internal control deficiencies and lead to a decline in our stock price.
Subsequent to the filing of the Original Form 10-K, management identified a material weakness in internal control over financial reporting in connection with the preparation of the Company’s interim unaudited financial statements for the interim period ended March 31, 2025. As a result, management reevaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were not effective as of December 31, 2024, as further described in this Amendment. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a Company’s annual or interim financial statements will not be prevented or detected on a timely basis. For further discussion of the material weaknesses, see Item 9A, Controls and Procedures.
We are in the process of implementing remediation plans intended to address this material weakness. However, we may not be successful in remediating the material weakness identified by management, or be able to identify and remediate additional control deficiencies, including material weaknesses, in the future. If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, including stock exchange listing requirements and debt instruments' covenants regarding the timely filing of periodic reports, and adversely impact our liquidity, access to capital markets and perceptions of our creditworthiness, each of which could have a material adverse effect on our financial condition and the trading price of our common stock or cause investors or customers to lose confidence in our reported financial information.
Our ability to continue as a going concern is dependent upon our ability to complete certain transactions and delay capital expenditures

As discussed in note 2 to the financial statements, under ASC 205-40, when first assessing whether substantial doubt is raised about the entity’s ability to continue as a going concern, management cannot consider the potential mitigating effects of its plans that have not been fully implemented at the assessment date. Management has concluded that the Company’s current liquidity and forecasted cash flows (which exclude the effect of the Transactions as defined below), from operations are not sufficient to support, in full, obligations as they become due. Management has approved a plan to support its liquidity position by: (i) delaying certain discretionary payments, including planned capital expenditures and dividends, that are within management’s control, and (ii) continuously renewing the LNG cargo financing facility over the succeeding twelve months. Management’s plan also includes the availability of a backstop agreement that was executed in March 2025 and provides up to $100 million of availability. Management concluded that such plans are probable of being implemented and the Company will have sufficient liquidity to meet its obligations as they become due over the next twelve months from the date that the consolidated financial statements were issued. In addition to management’s plan outlined above, the Company continues to explore asset sales, settlement of claims and other strategic transactions (collectively, the “Transactions”) that seek to optimize the value of the Company’s portfolio while providing additional liquidity and cash flow to the Company. However, there are inherent uncertainties, as the execution of the Transactions are outside of management’s control and therefore there are no assurances that these transactions will be executed. Furthermore, there are inherent risks with the Company’s ability to continue to implement plans in future periods that will support its liquidity position, such as its ability to further extend the terms of vendor payments and other obligations.
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
Our operations are, and will be, dependent upon LNG being a competitive source of energy in the markets in which we operate. In the United States, due mainly to a historic abundant supply of natural gas and discoveries of substantial quantities of unconventional or shale natural gas, imported LNG has not developed into a significant energy source. The success of the domestic liquefaction component of our business plan is dependent, in part, on the extent to which natural gas can, for significant periods and in significant volumes, be produced in the United States at a lower cost than the cost to produce some domestic supplies of other alternative energy sources, and that it can be transported at reasonable rates through appropriately scaled infrastructure. LNG prices have increased materially in the past, including in August 2021 through the end of 2022, and global events, such as Russia’s invasion of Ukraine and global inflationary pressures, have generated further energy pricing volatility, which have had and may in the future have an adverse effect on market pricing of LNG and global demand for our products, as well as our ability to remain competitive in the markets in which we operate. Potential expansion in the Caribbean, Latin America and other parts of the world where we may operate is primarily dependent upon LNG being a competitive source of energy in those geographical locations. For example, in the Caribbean, due mainly to a lack of regasification infrastructure and an underdeveloped international market for natural gas, natural gas has not yet developed into a significant energy source. In Brazil, hydroelectric power generation is the predominant source of electricity and LNG is one of several other energy sources used to supplement hydroelectric generation. The success of our operations is dependent, in part, on the extent to which LNG can, for significant periods and in significant volumes, be produced internationally and delivered to our customers at a lower cost than the cost to deliver other alternative energy sources.
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
We operate in a highly regulated environment and our operations could be adversely affected by actions by governmental entities or changes to regulations and legislation.
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
In addition, these rules and regulations are assessed, managed, administered and enforced by various governmental agencies and bodies, whose actions and decisions could adversely affect our business or operations. In the United States and Puerto Rico, approvals of the DOE under Section 3 of the NGA, as well as several other material governmental and regulatory permits, approvals and authorizations, including under the CAA and the CWA and their state analogues, may be required in order to construct and operate an LNG facility and export LNG. Permits, approvals and authorizations obtained from the DOE and other federal and state regulatory agencies also contain ongoing conditions, and additional requirements may be imposed. On July 1, 2024, the Western District of Louisiana stayed the pause in its entirety, The Biden Administration appealed the ruling in August 2024 and litigation remains ongoing. On December 17, 2024, the DOE publicly released a multi-volume study of its view of the potential effects of U.S. LNG exports on the domestic economy; U.S. households and consumers; communities that live near locations where natural gas is produced or exported; domestic and international energy security, including effects of U.S. trading partners; and the environment and climate. The DOE stated that it intends to use this study to inform its public interest review of and future decisions regarding exports to non-FTA nations. The study is subject to a sixty-day public comment period and the finalization of the study and any application of it in future decision-making will be determined by the new presidential administration. Although President Trump oppose the DOE pause on export authorizations and advocated prompt of new authorizations during his presidential campaign, we expect that most DOE long-term, non-FTA authorizations will continue to experience delays. While the Trump Administration is widely expected to support LNG exports, there can be no assurance as to its views of the recently released DOE study or its future policies, or the impact of those policies on our existing and future projects.
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
The design, construction and operation of our infrastructure, facilities and businesses, including our FSRUs, FLNG units and LNG carriers, the import and export of LNG, exploration and development activities, and the transportation of natural gas, among others, are highly regulated activities at the national, state and local levels and are subject to various approvals and permits. The process to obtain the permits, approvals and authorizations we need to conduct our business, and the interpretations of those rules, is complex, time-consuming, challenging and varies in each jurisdiction in which we operate. We may be unable to obtain such approvals on terms that are satisfactory for our operations and on a timeline that meets our commercial obligations. Many of these permits, approvals and authorizations require public notice and comment before they can be issued, which can lead to delays to respond to such comments, and even potentially to revise the permit application. Jurisdiction-specific employment, labor, and subcontracting laws may also affect contracting strategies and impact construction and operations. We may also be (and have been in select circumstances) subject to local opposition, including citizens groups or non-governmental organizations such as environmental groups, which may create delays and challenges in our permitting process and may attract negative publicity, which may create an adverse impact on our reputation. In addition, such rules change frequently and are often subject to discretionary interpretations, including administrative and judicial challenges by regulators, all of which may make compliance more difficult and may increase the length of time it takes to receive regulatory approval for our operations, particularly in countries where we operate, such as Mexico and Brazil. For example, in Mexico, we have obtained substantially all permits but are awaiting final approvals for our power plant and permits necessary to operate our terminal. In connection with our application to the U.S. Maritime Administration ("MARAD") related to our FLNG project off the coast of Louisiana (as discussed further below), MARAD announced it had initially paused the statutory 356-day application review timeline on August 16, 2022 pending receipt of additional information, and restarted the timeline on October 28, 2022. MARAD issued a second stop notice on November 23, 2022 and on December 22, 2022, MARAD issued a third data request for supplemental information. Following review of NFE's response to the December 2022 data requests, MARAD extended the stop-clock on February 21, 2023 pending clarification of responses and receipt of additional information. In addition, jurisdiction-specific employment, labor, and subcontracting laws may also affect contracting strategies and impact construction and operations. No assurance can be given that we will be able to obtain approval of all applications or receive the required permits, approvals and authorizations from governmental and regulatory agencies related to our projects with favorable terms on a timely basis or at all. We intend to apply for updated permits for the Pennsylvania Facility with the aim of obtaining these permits to coincide with the commencement of construction activities. We cannot make any assurance as to if or when we will receive these permits, which are needed prior to commencing certain construction activities related to the facility. Any administrative and judicial challenges to our permits can delay and protract the process for obtaining and implementing permits and can also add significant costs and uncertainty. We cannot control the outcome of any review or approval process, including whether or when any such permits and authorizations will be obtained, the terms of their issuance, or possible appeals or other potential interventions by third parties that could interfere with our ability to obtain and maintain such permits and authorizations or the terms thereof. Furthermore, we are developing new technologies and operate in jurisdictions that may lack mature legal and regulatory systems and may experience legal instability, which may be subject to regulatory and legal challenges, instability or clarity of application of laws, rules and regulations to our business and new technology, which can result in difficulties and instability in obtaining or securing required permits or authorizations. In addition, our LNG transportation activities are subject to broad array of regulations, and our operations are dependent upon obtaining and maintaining required permits and authorizations,. For example, the United States Coast Guard ("USCG") regulates the navigable waterways through which vessels we own, lease or direct must traverse to supply LNG in Puerto Rico. Our business in Puerto Rico must comply with all applicable Coast Guard regulations. If we are incorrect in our interpretation of applicable requirements, of if there is a change in the interpretation or application of those requirements, the Coast Guard could determine that we have not compiled with applicable requirements, which could lead to fines or restrictions on our operations. For example, on September 26, 2024, we received a letter from the Coast Guard alleging that some aspects of our vessel operations may not comply with all applicable requirements. On October 21, 2024, we filed an appeal with USCG under 33 CFR 160.7. However, in December 2024 and February 2025, we submitted an updated Letter of Intent and Waterway Suitability Assessments detailing our alternative operational plans to the USCG and are working collaboratively with the USCG to obtain a new Letter of Recommendation to FERC in support of our operations, which we expect to be imminently forthcoming. In concert with our collaboration with the USCG regarding our new operational plans, we withdrew our appeal on February 14, 2025. There is no assurance that we will obtain and maintain these permits and authorizations on favorable terms, or that we will be able to obtain them on a timely basis, and we may not be able to complete our projects, start or continue our operations, recover our investment in our projects and may be subject to financial penalties or termination under our customer and other agreements, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.
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
Our results of operations for the year ended December 31, 2024, include our Montego Bay Facility, Old Harbour Facility, San Juan Facility and certain industrial end-users. In addition, we placed a portion of our La Paz Facility into service in the fourth quarter of 2021, and our revenue and results of operations have begun to be impacted by operations in Mexico, including agreements with certain power generation facilities in Baja California Sur. Our results in 2024 exclude other developments, including our Puerto Sandino Facility, the Barcarena Facility, Santa Catarina Facility and Ireland Facility. Jamaica, Mexico and Puerto Rico have historically experienced economic volatility and the general condition and performance of their economies, over which we have no control, may affect our business, financial condition and results of operations. Jamaica, Mexico and Puerto Rico are subject to acts of terrorism or sabotage and natural disasters, in particular hurricanes, extreme weather conditions, crime and similar other risks which may negatively impact our operations in the region. See “—Risks Related to the Jurisdictions in Which We Operate—We are subject to the economic, political, social and other conditions in the jurisdictions in which we operate.” We may also be affected by trade restrictions, such as tariffs or other trade controls. Additionally, tourism is a significant driver of economic activity in these geographies and directly and indirectly affects local demand for our LNG and therefore our results of operations. Trends in tourism in these geographies are primarily driven by the economic condition of the tourists’ home country or territory, the condition of their destination, and the availability, affordability and desirability of air travel and cruises. Additionally, unexpected factors could reduce tourism at any time, including local or global economic recessions, terrorism, travel restrictions, pandemics, severe weather or natural disasters. Due to our current lack of asset and geographic diversification, an adverse development at our operating facilities, in the energy industry or in the economic conditions in these geographies, would have a significantly greater impact on our financial condition and operating results than if we maintained more diverse assets and operating areas.
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
Hire rates for FSRUs and LNG carriers fluctuate over time as a result of changes in the supply-demand balance relating to the market requirements for FSRUs and LNG carries and future FSRU and LNG carrier capacity. This supply-demand relationship largely depends on a number of factors outside of our control. For example, driven in part by an increase in LNG production capacity, the market supply particularly of LNG carriers has been increasing. We believe that this and any future expansion of the global LNG carrier fleet may have a negative impact on charter hire rates, vessel utilization and vessel values, the impact of which could be amplified if the expansion of LNG production capacity does not keep pace with fleet growth. The LNG market is also closely connected to world natural gas and LNG prices and energy markets, which it cannot predict. A substantial or extended decline in demand for natural gas or LNG could adversely affect our ability to charter or re-charter our vessels at acceptable rates or to acquire and profitably operate new vessels. Accordingly, this could have a material adverse effect on our earnings, financial condition, operating results and prospects.
We may not be able to fully utilize the capacity of our FSRUs and other facilities.
Our FSRU facilities have excess capacity that is currently not dedicated to a particular anchor customer. Part of our business strategy is to utilize undedicated excess capacity of our FSRU facilities to serve additional downstream customers in the regions in which we operate. However, we have not secured, and we may be unable to secure, commitments for all of our excess capacity. Factors which could cause us to contract less than full capacity include difficulties in negotiations with potential counterparties, timing of start-up of new third party projects and factors outside of our control such as the price of and demand for LNG for a particular project. Failure to secure commitments for less than full capacity could impact our future revenues and materially adversely affect our business, financial condition and operating results.
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
•the size, tank type and age of a vessel; and
•the cost of retrofitting, steel prices or modifying existing vessels, as a result of technological advances in vessel design or equipment, changes in applicable environmental or other regulations or standards, customer requirements or otherwise.
As our owned or chartered vessels age, the expenses associated with maintaining and operating them are expected to increase, which could have an adverse effect on our business and operations if we do not maintain sufficient cash reserves for maintenance and replacement capital expenditures. Moreover, the cost of a replacement vessel could be significant and subject to market pricing.
During the period a vessel is subject to a charter, we will not be permitted to sell it to take advantage of increases in vessel values without the charterers’ consent. If a charter terminates, we may be unable to re-deploy the affected vessels at market rates or for our operations and, rather than continue to incur costs to maintain and finance them, we may seek to dispose of them. When vessel values are low, we may not be able to dispose of vessels at a reasonable price when we wish to sell vessels, and conversely, when vessel values are elevated, we may not be able to acquire additional vessels at attractive prices when we wish to acquire additional vessels, which could adversely affect our business, results of operations, cash flow, and financial condition.
The carrying values of our vessels may not represent their fair market value at any point in time because the market prices of secondhand vessels tend to fluctuate with changes in charter rates, vessel availability and the cost of new build vessels, steel prices and foreign exchange rates. Our vessels are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We recognized an impairment charge on one of our vessels for the year ended December 31, 2023 and we cannot assure you that we will not recognize impairment losses on our vessels in future years. Any impairment charges incurred as a result of declines in charter rates could negatively affect our business, financial condition, or operating results.
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
The success of our current operations and future projects will depend in part on our ability to create and maintain a competitive position in the natural gas liquefaction industry. In particular, although we plan to build out our delivery logistics chain in Northern Pennsylvania using proven technologies, we do not have any exclusive rights to any of these technologies. In addition, such technologies may be rendered obsolete or uneconomical by legal or regulatory requirements, technological advances, more efficient and cost-effective processes or entirely different approaches developed by one or more of our competitors or others, which could materially and adversely affect our business, ability to realize benefits from future projects, results of operations, financial condition, liquidity and prospects.
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

On July 2, 2024, we announced the launch of Klondike Digital Infrastructure, a power and data center infrastructure business. We are subject to a multitude of risks inherent in a recently established business venture in a rapidly developing and changing industry. We have no operating history in the data center infrastructure business and may not be able to achieve our business objectives. We cannot assure you that our past experience will be sufficient to allow us to successfully achieve our business objectives, and our past performance should not be used as an indicator of our likely performance. Our lack of operating history in the data center infrastructure business, particularly in the development and operation of data center infrastructure, also makes it difficult to evaluate the prospects of this business. We have not yet been able to confirm that our business model can or will be successful, and we may not ever recognize revenue or operating income from this business. Our expectations regarding the data center business may not prove to be accurate. Our operating results will likely fluctuate moving forward as we develop this business. In addition, we expect additional growth in this business, which could place significant demands on our management team and other resources and require us to continue developing and improving our operational, financial and other internal controls. We may not be able to address these challenges in a cost-effective manner or at all. If we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures or take advantage of market opportunities, and our business, financial condition and results of operations could be materially harmed.

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
We have incurred, and may in the future incur, a significant amount of debt. The agreements governing our significant indebtedness place restrictions on us and our subsidiaries, reducing operational and financing flexibility and creating default risks.
On an ongoing basis, we engage with lenders and other financial institutions in an effort to improve our liquidity and capital resources. As of December 31, 2024, we had approximately $9,027.1 million aggregate principal amount of indebtedness outstanding on a consolidated basis (which does not include any unconsolidated debt). The terms and conditions of our indebtedness, including the2026 Notes Indenture, the 2029 Notes Indenture, the Intercompany Credit Agreements and the Existing Credit Agreements (each as defined in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments."), include restrictive covenants that may limit our ability to operate our business, to incur or refinance our debt, pay dividends or make distributions or make certain other restricted payments, create liens on our or our subsidiaries' assets, sell or otherwise dispose of assets, engage in certain transactions, and require us to maintain certain financial ratios, among others, any of which may limit our ability to finance future operations and capital needs, react to changes in our business and in the economy generally, and to pursue business opportunities and activities. If we fail to comply with any of these restrictions or are unable to pay our debt service when due, our debt could be accelerated or cross-accelerated, and we cannot assure you that we will have the ability to repay such accelerated debt. Any such default could also have adverse consequences to our status and reporting requirements, reducing our ability to quickly access the capital markets. Additionally, our Existing Credit Agreements and the intercompany loan agreements securing, directly or indirectly, the New 2029 Notes require proceeds of certain asset sales be used to pay down existing indebtedness, which may further limit our ability to operate our business and finance future operations and capital needs.
Our ability to service our existing and any future debt will depend on our performance and operations, which is subject to factors that are beyond our control and compliance with covenants in the agreements governing such debt. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to fund our day-to-day operations or to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations and other cash requirements, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to sell assets or operations, seek additional capital or restructure or refinance our operations or indebtedness. If we cannot make scheduled payments on our debt, we will be in default and, as a result, lenders under and holder of any of our existing and future indebtedness could declare all outstanding principal and interest to be due and payable, the lenders under our debt instruments could terminate their commitments to loan money, our secured lenders could foreclose against the assets securing such borrowings and we could be forced into bankruptcy or liquidation. We may also incur additional debt to fund our business and strategic initiatives. If we incur additional debt and other obligations, the risks associated with our substantial leverage and the ability to service such debt would increase, which could have a material adverse effect on our business, results of operation and financial condition.
Despite our substantial level of indebtedness, we and our subsidiaries will be permitted to incur additional indebtedness in the future. This could further exacerbate the risks associated with our substantial indebtedness.

In addition, as our existing indebtedness matures, we may need to refinance that indebtedness with new indebtedness that may have a higher interest rate, which will increase our fixed costs. Although the instruments governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. If we incur additional debt and other obligations, the risks associated with our substantial leverage and the ability to service such debt would increase, which could have a material adverse effect on our business, results of operation and financial condition. For example, the New 2029 Notes issued pursuant to the New 2029 Indenture, issued in part to refinance our 2025 Notes, 2026 Notes and 2029 Notes in part to provide additional liquidity to the business, bear interest at a rate of 12.000% per annum, representing a significant increase in our annual interest expense, while also increasing our total aggregate principal amount of indebtedness outstanding. For additional detail, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments”- and "Liquidity and Capital Resources-Long Term Debt and Preferred Stock."
Our business is dependent upon obtaining substantial additional funding from various sources, which may not be available or may only be available on unfavorable terms.
We believe we will have sufficient liquidity, cash flow from operations and access to additional capital sources to fund our capital expenditures and working capital needs for the next 12 months and the reasonably foreseeable future. In the future, we expect to incur additional indebtedness to assist us in developing our operations and we are considering alternative financing options, including in Brazil and other specific markets or the opportunistic sale of one of our non-core assets such as the sale of our assets in Jamaica. We also historically have relied, and in the future will likely rely, on borrowings under term loans and other debt instruments to fund our capital expenditures. If any of the lenders in the syndicates backing these debt instruments were unable to perform on its commitments, we may need to seek replacement financing. We cannot assure you that such additional funding will be available on acceptable terms, or at all. Our ability to raise additional capital on acceptable terms will depend on financial, economic and market conditions, which have increased in volatility and at times have been negatively impacted due to our progress in executing our business strategy and other factors, many of which are beyond our control, including domestic or international economic conditions, increases in key benchmark interest rates and/or credit spreads, the adoption of new or amended banking or capital market laws or regulations, the re-pricing of market risks and volatility in capital and financial markets, risks relating to the credit risk of our customers and the jurisdictions in which we operate, as well as general risks applicable to the energy sector. The terms of the Notes financing subjected us to, and additional debt financing, if available, may subject us to increased restrictive covenants that could limit, and in the case of the former, significantly limit, our flexibility to incur additional indebtedness and conduct future business activities and could result in us expending significant resources to service our obligations. Additionally, we may need to adjust the timing of our planned capital expenditures and facilities development depending on the requirements of our existing financing and availability of such additional funding. If we are unable to obtain additional funding, approvals or amendments to our financings outstanding from time to time, or if additional funding is only available on terms that we determine are not acceptable to us, we may be unable to fully execute our business plan, we may be unable to pay or refinance our indebtedness or to fund our other liquidity needs, and our financial condition or results of operations may be materially adversely affected.
We have entered into, and may in the future enter into or modify existing, joint ventures that might restrict our operational and corporate flexibility or require credit support.
We have entered into, and may in the future enter, into joint venture arrangements with third parties in respect of our projects and assets. For example, in August 2022, we established Energos, as a joint venture platform with certain funds or investment vehicles managed by Apollo, for the development of a global marine infrastructure platform, of which we owned 20% prior to our sale of approximately all of our 20% stake in February 2024. As we do not operate the assets owned by these joint ventures, our control over their operations is limited by provisions of the agreements we have entered into with our joint venture partners and by our percentage ownership in such joint ventures. Because we do not control all of the decisions of our joint ventures, it may be difficult or impossible for us to cause the joint venture to take actions that we believe would be in its or the joint venture’s best interests. For example, we cannot unilaterally cause the distribution of cash by our joint ventures. Additionally, as the joint ventures are separate legal entities, any right we may have to receive assets of any joint venture or other payments upon their liquidation or reorganization will be effectively subordinated to the claims of the creditors of that joint venture (including tax authorities, trade creditors and any other third parties that require such subordination, such as lenders and other creditors). Moreover, joint venture arrangements involve various risks and uncertainties, such as our commitment to fund operating and/or capital expenditures, the timing and amount of which we may not control, and our joint venture partners may not satisfy their financial obligations to the joint venture. We have provided and may in the future provide guarantees or other forms of credit support to our joint ventures and/or affiliates. Failure by any of our joint ventures, equity method investees and/or affiliates to service their debt requirements and comply with any provisions contained in their commercial loan agreements, including paying scheduled installments and complying with certain covenants, may lead to an event of default under the related loan agreement. As a result, if our joint ventures, equity method investees and/or affiliates are unable to obtain a waiver or do not have enough cash on hand to repay the outstanding borrowings, the relevant lenders may foreclose their liens on the relevant assets or vessels securing the loans or seek repayment of the loan from us, or both. Either of these possibilities could have a material adverse effect on our business. Further, by virtue of our guarantees with respect to our joint ventures and/or affiliates, this may reduce our ability to gain future credit from certain lenders.
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
Greenhouse Gases/Climate Change. The threat of climate change continues to attract considerable attention in the United States and around the world. Numerous proposals have been made and could continue to be made at the international, national, regional and state government levels to monitor and limit existing and future GHG emissions. As a result, our operations are subject to a series of risks associated with the processing, transportation, and use of fossil fuels and emission of GHGs. In the United States to date, no comprehensive climate change legislation has been implemented at the federal level, although various individual states and state coalitions have adopted or considered adopting legislation, regulations or other regulatory initiatives, including GHG cap and trade programs, carbon taxes, reporting and tracking programs, and emission restrictions, pollution reduction incentives, or renewable energy or low-carbon replacement fuel quotas. At the international level, the United Nations-sponsored “Paris Agreement” was signed by 197 countries who agreed to limit their GHG emissions through non-binding, individually-determined reduction goals every five years after 2020. On January 20, 2025, President Trump signed an executive order announcing the withdrawal of the United States from the Paris Agreement. Though most other countries (including those where we operate or plan to operate) have signed or acceded to this agreement. The scope of future climate and GHG emissions-focused regulatory requirements, if any, remains uncertain. Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political uncertainty in the United States and worldwide. For example, based in part on the publicized climate plan and pledges by the U.S. government, there may be significant legislation, rulemaking, or executive orders that seek to address climate change, incentivize low-carbon infrastructure or initiatives, or ban or restrict the exploration and production of fossil fuels. Executive orders may be issued or federal legislation or regulatory initiatives may be adopted to achieve U.S. goals under the Paris Agreement. President Trump, however, has generally expressed opposition to regulatory initiatives aimed at restricting oil and gas operations and the impact his administration will have on any of these initiatives cannot be predicted.
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
Fossil Fuels. Our business activities depend upon a sufficient and reliable supply of natural gas feedstock, and are therefore subject to concerns in certain sectors of the public about the exploration, production and transportation of natural gas and other fossil fuels and the consumption of fossil fuels more generally. For example, PHMSA has promulgated detailed regulations governing LNG facilities under its jurisdiction to address siting, design, construction, equipment, operations, maintenance, personnel qualifications and training, fire protection and security.None of our LNG facilities currently under development are subject to PHMSA’s jurisdiction, but regulators and governmental agencies in the other jurisdictions in which we operate can impose similar siting, design, construction and operational requirements that can affect our projects, facilities, infrastructure and operations. Legislative and regulatory action, and possible litigation, in response to such public concerns may also adversely affect our operations. We may be subject to future laws, regulations, or actions to address such public concern with fossil fuel generation, distribution and combustion, greenhouse gases and the effects of global climate change. Our customers may also move away from using fossil fuels such as LNG for their power generation needs for reputational or perceived risk-related reasons. These matters represent uncertainties in the operation and management of our business, and could have a material adverse effect on our financial position, results of operations and cash flows.
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
Indigenous Communities. Indigenous communities—including, in Brazil, Afro-indigenous (“Quilombola”) communities—are subject to certain protections under international and national laws. Brazil has ratified the International Labor Organization’s Indigenous and Tribal Peoples Convention (“ILO Convention 169”), which states that governments are to ensure that members of tribes directly affected by legislative or administrative measures, including the grant of government authorizations, such as are required for our Brazilian operations, are consulted through appropriate procedures and through their representative institutions, particularly using the principle of consultation and participation of indigenous and traditional communities under the basis of free, prior, and informed consent (“FPIC”). Brazilian law does not specifically regulate the FPIC process for indigenous and traditional people affected by undertakings, nor does it set forth that individual members of an affected community shall render their FPIC on an undertaking that may impact them. However, in order to obtain certain environmental licenses for our operations, we are required to comply with the requirements of, consult with, and obtain certain authorizations from a number of institutions regarding the protection of indigenous interests: The Brazilian Institute of Enviornment and Renewable Resources, local environmental authorities in the localities in which we operate, the Federal Public Prosecutor’s Office and the National Indian Foundation (Fundação Nacional do Índio or “FUNAI”) (for indigenous people) or Palmares Cultural Foundation (Fundação Cultural Palmares) (for Quilombola communities).

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
Moreover, the overall trends are towards more regulations and more stringent requirements which are likely to add to our costs of doing business. For example, IMO regulations limit the sulfur content of fuel oil for ships to 0.5 weight percent starting thus increasing the cost of fuel and increasing expenses for us. Similarly, the European Union extended its emissions trading scheme to maritime transport to reduce GHG emissions from vessels. We contract with industry leading vessel providers in the LNG market and look for them to take the lead in maintaining compliance with all such requirements, although the terms of our charter agreements may call for us to bear some or all of the associated costs. While we believe we are similarly situated with respect to other companies that charter vessels, we cannot assure you that these requirements will not have a material effect on our business.
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
Our charterers may inadvertently violate applicable sanctions and/or call on ports located in, or engage in transactions with, countries that are subject to restrictions imposed by the U.S. or other governments, which could adversely affect their business.
None of our vessels have called on ports located in countries subject to comprehensive sanctions and embargoes imposed by the U.S. government or countries identified by the U.S. government as state sponsors of terrorism. When we charter our vessels to third parties we conduct comprehensive due diligence of the charterer and include contractual prohibitions on the charterer calling on ports in countries subject to comprehensive U.S. sanctions or otherwise engaging in commerce with such countries. However, our vessels may be sub-chartered out to a sanctioned party or call on ports of a sanctioned nation on charterers’ instruction, and without our knowledge or consent. If our charterers or sub-charterers violate applicable sanctions and embargo laws and regulations as a result of actions that do not involve us, those violations could in turn negatively affect our reputation and cause us to incur significant costs associated with responding to any investigation into such violations.
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
We have obtained long-term leases and corresponding rights-of-way agreements and easements with respect to the land on which various of our projects are located, including the Jamaica Facilities, the pipeline connecting the Montego Bay Facility to the Bogue Power Plant (as defined herein), the San Juan Facility and the CHP Plant are situated, facilities in Brazil such as the Garuva-Itapoa pipeline connecting the TBG pipeline to the Sao Francisco do Sul terminal, rights of way to the Petrobras/Transpetro OSPAR oil pipeline facilities, among others. In addition, our operations will require agreements with ports proximate to our facilities capable of handling the transload of LNG direct from our occupying vessel to our transportation assets. We may not own the land on which these facilities are located. As a result, we are subject to the possibility of increased costs to retain necessary land use rights as well as applicable law and regulations, including permits and authorizations from governmental agencies or third parties. If we were to lose these rights or be required to relocate, we would not be able to continue our operations at those sites and our business could be materially and adversely affected. If we are unable to enter into favorable contracts or to obtain the necessary regulatory and land use approvals on favorable terms, we may not be able to construct and operate our assets as anticipated, or at all, which could negatively affect our business, results of operations and financial condition.
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
Our implementation of various technologies, procedures and controls to monitor and mitigate security threats and to increase security for our information, facilities, liquefaction facilities, and infrastructure may result in increased capital and operating costs. Moreover, there can be no assurance that such procedures and controls will be sufficient to prevent security breaches from occurring. If security breaches were to occur, they could lead to losses of sensitive information, critical infrastructure or capabilities essential to our operations. If we were to experience an attack and our security measures failed, the potential consequences to our business and the communities in which we operate could be significant and could harm our reputation and lead to financial losses from remedial actions, loss of business or potential liability.
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
We depend to a large extent on the services of our chief executive officer, Wesley R. Edens, our other executive officers and other key employees. Mr. Edens does not have an employment agreement with us. The loss of the services of Mr. Edens or one or more of our other key executives or employees could disrupt our operations and increase our exposure to the other risks described in this Item 1A. Risk Factors. We do not maintain key man insurance on Mr. Edens or any of our employees. As a result, we are not insured against any losses resulting from the death of our key employees.
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

Furthermore, some of the regions in which we operate have been subject to significant levels of terrorist activity and social unrest, particularly in the shipping and maritime industries. Past political conflicts in certain of these regions have included attacks on vessels, mining of waterways and other efforts to disrupt shipping in the area. In addition to acts of terrorism, vessels trading in these and other regions have also been subject, in limited instances, to piracy. Tariffs, trade embargoes and other economic sanctions by the United States or other countries against countries in the Middle East, Southeast Asia, Africa or elsewhere as a result of terrorist attacks, hostilities or otherwise may limit trading activities with those countries. See “—Our Charterers may inadvertently violate applicable sanctions and/or call on ports located in, or engage in transactions with, countries that are subject to restrictions imposed by the U.S. or other governments, which could adversely affect their business.” We do not, nor do we intend to, maintain insurance (such as business interruption insurance or terrorism) against all of these risks and losses. Any claims covered by insurance will be subject to deductibles, which may be significant, and we may not be fully reimbursed for all the costs related to any losses created by such risks. See “—Our insurance may be insufficient to cover losses that may occur to our property or result from our operations.” As a result, the occurrence of any economic, political, social and other instability or adverse conditions or developments in the jurisdictions in which we operate, could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.
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
In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. We are currently subject to a putative securities class action complaint relating to a drop in our share price and could become involved in additional litigation of this type in the future if our share price is volatile for any reason. This type of litigation could result in reputational damage, substantial costs and a diversion of management's attention and resources needed to successfully run our business.

A small number of our original investors have the ability to direct the voting of a significant amount of our common stock, and their interests may conflict with those of our other stockholders.
As of December 31, 2024, affiliates of certain entities controlled by Wesley R. Edens, Randal A. Nardone and affiliates of Fortress Investment Group LLC (“Founder Entities”) owned an aggregate of approximately 92,530,510 shares of Class A common stock, representing approximately 33.5% of our voting power, and affiliates of Energy Transition Holdings LLC, party to the Shareholders' Agreement, own an aggregate of approximately 25,559,846 shares of our Class A common stock, representing approximately 9.2% of the voting power of our Class A common stock. The beneficial ownership of almost 50% of our voting stock means affiliates of the Founder Entities and Energy Transition Holdings LLC are able to have significant influence over matters requiring stockholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our Class A common stock will be able to affect the way we are managed or the direction of our business. The interests of these parties with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders, including holders of the Class A common stock.
Given this concentrated ownership, the affiliates of the Founder Entities and Energy Transition Holdings LLC would have significant influence over any potential acquisition of us. The existence of a significant stockholder may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our company. Moreover, the concentration of stock ownership with affiliates of the Founder Entities and Energy Transition Holdings LLC may adversely affect the trading price of our securities, including our Class A common stock, to the extent investors perceive a disadvantage in owning securities of a company with a significant stockholder.
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

Future sales and issuances of our Class A common stock, securities convertible or exchangeable into our Class A common stock or rights to purchase our Class A common stock could result in additional dilution of the percentage ownership of our shareholders and may cause our share price to fall.
To raise capital, we may sell substantial amounts of Class A common stock or securities convertible into our exchangeable for Class A common stock. These future issuances of Class A common stock or Class A common stock-related securities to purchase Class A common stock, together with the exercise of outstanding restricted stock units and any additional shares issued in connection with other transactions, if any, may result in material dilution to our investors. Such sales may also result in material dilution to our existing shareholders, and new investors could gain rights, preferences and privileges senior to those of holders of our Class A common stock. In particular, on October 1, 2024, we exchanged 96,746 shares of our Series A Convertible Preferred Stock for 96,746 shares of our Series B Convertible Preferred Stock. Such shares are convertible at the option of the holders thereof into shares of Class A common stock on the terms set forth in the certificate of designations governing the Series B Convertible Preferred Stock. Additionally, on December 6, 2024, we issued 15,700,998 shares of our Class A common stock in satisfaction of our commitment fee obligations under the Exchange and Subscription Agreement in connection with the issuance of the New 2029 Notes.
Our Certificate of Incorporation and By-Laws, as well as Delaware law, contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our Class A common stock and could deprive our investors of the opportunity to receive a premium for their Class A common stock.
Our Certificate of Incorporation and By-Laws authorize our board of directors to issue preferred stock (including the Series B Convertible Preferred Stock) without stockholder approval in one or more series, designate the number of stock constituting any series, and fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. If our board of directors elects to issue preferred stock, it could be more difficult for a third party to acquire us. In addition, some provisions of our Certificate of Incorporation and By-Laws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our security holders. These provisions include:
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
The declaration and payment of dividends to holders of our Class A common stock is at the discretion of our board of directors and we do not expect to pay dividends for the foreseeable future.
We do not expect to pay dividends for the foreseeable future. Any future declaration and payment of dividends to holders of our Class A common stock will be at the discretion of our board of directors in accordance with applicable law and significant restrictions imposed by our debt agreements, and after taking into account various factors, including actual results of operations, liquidity and financial condition, net cash provided by operating activities, restrictions imposed by applicable law, restrictions imposed by our debt agreements, our taxable income, our operating expenses and other factors our board of directors deem relevant. Because we are a holding company and have no direct operations, we will only be able to pay dividends in the future from our available cash on hand and any funds we receive from our subsidiaries and our ability to receive distributions from our subsidiaries may be limited by the financing agreements to which they are subject.
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

Our Certificate of Incorporation and By-Laws authorize us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our Class A common stock in respect of dividends and distributions, as our board of directors may determine. As part of the PortoCem Acquisition, we issued 96,746 shares of the Series A Convertible Preferred Stock, which were subsequently exchanged for an equal number of shares of our Series B Convertible Preferred Stock. The terms of the Series B Convertible Preferred Stock or one or more classes or series of other preferred stock could adversely impact the voting power or value of our Class A common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the Class A common stock. For example, each share of the Series A Convertible Preferred Stock has a liquidation preference of $1,000.
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

PART II
Item 8.    Financial Statements and Supplementary Data.
Our Consolidated Financial Statements, together with the report of our independent registered public accounting firm, begin on page F-1 of this Annual Report and are incorporated herein by reference.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures (as restated)
As of the end of the period covered by this Amendment, management performed, with the participation of the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). At the time the Company filed the Original Form 10-K, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.
Subsequent to the filing of the Original Form 10-K, management identified a material weakness in internal control over financial reporting in connection with the preparation of the Company’s interim unaudited financial statements for the interim period ended March 31, 2025. As a result, management reevaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting, as further described in this Amendment and concluded that our disclosure controls were not effective for December 31, 2024 as presented in the Original Form 10-K because of the material weakness described in "Management's Report on Internal Control over Financial Reporting" (as restated) below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Notwithstanding the identified material weakness, management concluded that the consolidated financial statements included in the Original Form 10-K filed on March 10, 2025, and as included in this Amendment, present fairly, in all material respects, our financial position of December 31, 2024 and 2023, and the results of operations and cash flows for each of the three years in the period ended December 31, 2024.
Management’s Report on Internal Control Over Financial Reporting (as restated)
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
In Management’s Report on Internal Control Over Financial Reporting included in the Original Form 10-K, management concluded that we maintained effective internal control over financial reporting as of December 31, 2024.
The Company has reevaluated the effectiveness of its internal control over financial reporting and identified a material weakness in the Company’s internal control over financial reporting and concluded that our disclosure controls were not effective for December 31, 2024 as presented in the Original Form 10-K because of the material weakness described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by EY, an independent registered public accounting firm, as stated in their report, which appears herein.
Material Weakness Identified

Management identified a material weakness in the design of our internal controls related to the assessment and disclosure of events that have occurred that permit lenders to require repayment prior to the debt's stated maturity, including non-automatic events of early maturity. Specifically, we did not appropriately design controls to promptly and timely notify those responsible for accounting and financial reporting of the triggering of an event that permits a lender to require the repayment of a debt obligation before its maturity. Timely communication of the triggering of any early maturity provision, including non-automatic early maturity provisions, is necessary to ensure that the Company's debt is appropriately classified on its balance sheet, disclosures are complete and accurate, and the Company's going concern evaluation includes all relevant information. This control deficiency created a reasonable possibility of a material misstatement of the Company's consolidated financial statements and, accordingly, was determined to be a material weakness.
Based on additional procedures and post-closing review, which included obtaining a waiver of the non-automatic early maturity event, management concluded that the consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States.
To remediate the material weakness, we are implementing the following measures:
•Enhancing the design of the relevant debt agreement monitoring controls and quarterly disclosure controls to ensure timely communication of all events, including events up through the issuance date of our financial statements, that could impact the disclosure and recognition of the events that impact the rights of lenders under debt agreements, including liquidity and going concern disclosures contained in our financial statements.
•Providing targeted training to accounting, legal, treasury, and commercial teams of the terms of debt agreements and events that would provide lenders an option to require the borrower to repay the debt prior to its stated maturity and therefore may require evaluation for potential accounting, disclosure and liquidity implications.
Management is committed to remediating this material weakness as soon as practicable. The material weakness will not be considered remediated until the applicable controls have been successfully tested for a sufficient period of time and management has concluded, through testing, that controls are operating effectively.
Changes in Internal Control over Financial Reporting

Except as described above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part IV
Item 15.    Exhibits, Financial Statement Schedules.
The financial statements of New Fortress Energy Inc. and consolidated subsidiaries are included in Item 8 of this Form 10-K/A (Form 10-K/A). Refer to “Index to Financial Statements” set forth of page F-1.
The report of New Fortress Energy’s independent registered public accounting firm (PCAOB ID:#42) with respect to the above-referenced financial statements and their report on internal control over financial reporting are included in Item 8 and Item 9A of this Form 10-K/A at the page numbers F-2 and F-4, respectively. Their consent appears as Exhibit 23.1 of this Form 10-K/A.
(2) Financial Statement Schedule.
See Schedule II set forth on page F-62.
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

3.4
Certificate of Designations of New Fortress Energy Inc., designating the Company's 4.8% Series B Convertible Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on October 2, 2024).

3.5	Bylaws of New Fortress Energy Inc. (incorporated by reference to Exhibit 99.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2020).

10.1†	Form of Director Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on December 24, 2018).

10.2†	Restricted Share Unit Award Agreement under the Amended and Restated New Fortress Energy Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 8, 2022).

10.3	Shareholders’ Agreement, dated February 4, 2019, by and among New Fortress Energy LLC, New Fortress Energy Holdings LLC, Wesley R. Edens and Randal A. Nardone (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.4	Administrative Services Agreement, dated February 4, 2019, by and between New Fortress Intermediate LLC and FIG LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.5†	Indemnification Agreement (Edens) (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.6†	Indemnification Agreement (Guinta) (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.7†	Indemnification Agreement (Catterall) (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.8†	Indemnification Agreement (Grain) (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.9†	Indemnification Agreement (Griffin) (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.10†	Indemnification Agreement (Mack) (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.11†	Indemnification Agreement (Nardone) (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.12†	Indemnification Agreement (Wanner) (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.13†	Indemnification Agreement (Jay) (incorporated by reference to Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on May 4, 2023).

10.14†	Indemnification Agreement, dated as of March 17, 2019, by and between New Fortress Energy LLC and Yunyoung Shin (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 26, 2019).

10.15	Letter Agreement, dated as of December 3, 2019, by and between NFE Management LLC and Yunyoung Shin (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2020).

10.16	Letter Agreement, dated as of March 14, 2017, by and between NFE Management LLC and Christopher S. Guinta (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.17
Indenture, dated April 12, 2021, by and among the Company, an issuer, the subsidiary guarantors from time to time party thereto, and U.S. Bank National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 12, 2021).

10.18	Pledge and Security Agreement, dated April 12, 2021, by and among the Company, the subsidiary guarantors, from time to time party thereto, and U.S. Bank National Association, as notes collateral agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 12, 2021).

10.19	First Supplemental Indenture, dated as of June 11, 2021, between Golar GP LLC (now known as NFE GP LLC), as Guaranteeing Subsidiary, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.20	Second Supplemental Indenture, dated as of September 13, 2021, between NFE Mexico Power Holdings Limited and NFE Mexico Terminal Holdings Limited, as Guaranteeing Subsidiaries, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.21	Third Supplemental Indenture, dated as of November 24, 2021, between NFE International Shipping LLC, NFE Global Shipping LLC, NFE Grand Shipping LLC and NFE International Holdings Limited, as Guaranteeing Subsidiaries, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.22	Fourth Supplemental Indenture, dated as of March 23, 2022, between NFE UK Holdings Limited, NFE Global Holdings Limited and NFE Bermuda Holdings Limited, as Guaranteeing Subsidiaries, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.23	Fifth Supplemental Indenture, dated as of December 22, 2022, between NFE Andromeda Chartering LLC, as Guaranteeing Subsidiary, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.24*
Sixth Supplemental Indenture, dated as of October 18, 2024, between NFE International Holdings 1 Limited and NFE International Holdings 1 Limited (each a “Guaranteeing Subsidiary”) as Guaranteeing Subsidiaries and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association).

10.25*
Seventh Supplemental Indenture, dated as of December 5, 2024, between the various Guaranteeing Subsidiaries party thereto and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee.

10.26	Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and Morgan Stanley Senior Funding, Inc,. as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 21, 2021).

10.27
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

10.28	Second Amendment to Credit Agreement, dated as of February 28, 2022 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2022).

10.29	Third Amendment to Credit Agreement, dated as of May 4, 2022 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2022).

10.30	Fourth Amendment to Credit Agreement, dated as of February 7, 2023 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

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

10.32
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

10.33
Seventh Amendment to Credit Agreement, dated as of May 3, 2024 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.41 to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2024).

10.34
Amended and Restated Eighth Amendment to Credit Agreement, dated as of September 30, 2024 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.42 to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2024).

10.35*	Ninth Amendment to Credit Agreement, dated as of November 6, 2024 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent.

10.36*	Tenth Amendment to Credit Agreement, dated as of November 22, 2024 to the Credit agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent.

10.37
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

10.38
Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 16, 2021, by and among the Company, as borrower, each of the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent.

10.39
Second Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 27, 2022 to the Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 16, 2021,, dated July 27, 2022, by and among the Company, as borrower, each of the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent

10.40
Incremental Joinder Agreement Regarding to Uncommitted Letter of Credit and Reimbursement Agreement, dated February 6, 2023, by and among the Company, as the borrower each of the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.41
Incremental Joinder Agreement Regarding to Uncommitted Letter of Credit and Reimbursement Agreement, dated November 2, 2023, by and among the Company, as borrower, each of the guarantors party thereto, the lenders and issuing bank party thereto and Natixis, New York Branch, as administrative agent (incorporated by reference to Exhibit 10.44 to the Registrant's Annual Report on Form 10-K, filed with the SEC on February 29, 2024).

10.42
Third Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated May 17, 2024, by and among the Company, as borrower, each of the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.46 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2024).

10.43
Fourth Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated September 30, 2024, by and among the Company, the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.48 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2024).

10.44*
Fifth Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated November 6, 2024, by and among the Company, the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent.

10.45*
Sixth Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated November 22, 2024, by and among the Company, the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent.

10.46
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

10.47
Indenture, dated March 8, 2024, by and among New Fortress Energy Inc., the subsidiary guarantors from time to time party thereto, and U.S. Bank Trust Company, National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 8, 2024).

10.48*
First Supplemental Indenture, dated as of October 18, 2024, between NFE International Holdings 1 Limited and NFE International Holdings 2 Limited, as Guaranteeing Subsidiaries, and U.S. Bank Trust Company, National Association, as trustee.

10.49*
Second Supplemental Indenture, dated as of December 5, 2024, by and among the Company, as issuer, by and among New Fortress Energy Inc., as issuer, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee.

10.50
Pledge and Security Agreement, dated March 8, 2024, by and among the Company, the subsidiary guarantors, from time to time party thereto, and U.S. Bank Trust Company, National Association, as notes collateral agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 8, 2024).

10.51	Credit Agreement, dated as of July 19, 2024, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2024).

10.52*
Amended and Restated First Amendment to Credit Agreement, dated as of September 30, 2024, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent.

10.53*
Second Amendment to Credit Agreement, dated as of November 14, 2024, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent.

10.54*
Third Amendment to Credit Agreement, dated as of November 22, 2024, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent.

10.55*
Series I Credit Agreement, dated as of November 22, 2024, among the Company, as the borrower, the guarantors from time to time party thereto, the lenders from time to time party thereto and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent.

10.56*
Credit Agreement, dated as of November 22, 2024, among NFE Brazil Investments LLC, as the borrower, NFE Financing LLC, as lender, the lenders from time to time party thereto and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent.

10.57*
Series II Credit Agreement, dated as of December 6, 2024, among the Company, as the borrower, the guarantors from time to time party thereto, the lenders from time to time party thereto and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent.

10.58*	Transaction Support Agreement, dated as of September 30, 2024, by and among the Company and parties thereto.

10.59*	First Amendment to Transaction Support Agreement, dated as of November 4, 2024, by and among the Company and parties thereto.

10.60*	Second Amendment to Transaction Support Agreement, dated as of November 21, 2024, by and among the Company and parties thereto.

10.61*	Form of Exchange and Subscription Agreement, dated November 6, 2024, by and among the Company and parties thereto.

10.62*	Form of First Amendment to Exchange and Subscription Agreement, dated November 22, 2024, by and among the Company and parties thereto.

10.63*	Indenture, dated November 22, 2024, by and among NFE Financing LLC, as issuer, the guarantors from time to time party thereto, and Wilmington Savings Fund Society, FSB, as trustee.

10.64*	Registration Rights and Lock-up Agreement, dated as of December 6, 2024 by and among the Company and the undersigned investors.

10.65*	First Amendment to Registration Rights and Lock-up Agreement, dated as of January 8, 2025, by and among the Company and the undersigned investors.

10.66*	Second Amendment to Registration Rights and Lock-up Agreement, dated as of February 4, 2025, by and among the Company and the undersigned investors.

19.1*	New Fortress Energy Inc. Firmwide Insider Trading Policy

21.1*	List of Subsidiaries of New Fortress Energy Inc.

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1*	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy of the Company, effective as of December 1, 2023 (incorporated by reference from exhibit 97.1 to the Form 10-K dated February 29, 2024)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

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

NEW FORTRESS ENERGY INC.
Date: June 27, 2025
	By:	/s/ Christopher Guinta
	Name:	Christopher S. Guinta
	Title:	Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of New Fortress Energy Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of New Fortress Energy Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 10, 2025, except for the effect of the material weakness described in the second and third paragraphs of that report, as to which the date is June 27, 2025, expressed an adverse opinion thereon.
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

Impairment Assessment of Construction in Progress

Description of the Matter	As of December 31, 2024, the balance of construction in progress totaled $3,574 million. As described in Note 2(j) to the consolidated financial statements, the Company performs a recoverability assessment of all long-lived assets, including construction in progress, whenever events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. Impairment indicators affecting construction in progress asset groups may include, but are not limited to, factors such as adverse changes in the regulatory environment in a jurisdiction where the Company operates or has development activities, early termination of a significant customer contract, the introduction of newer technology, or a decision to discontinue an in-process development project. When such indicators are identified, management determines if asset groups are impaired by comparing the related undiscounted expected future cash flows to its carrying value. When the undiscounted cash flow analysis indicates an asset group is not recoverable, the amount of the impairment loss is determined by measuring the excess of the carrying amount of the asset group over its fair value.

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

To test the Company’s evaluation of potential indicators of impairment of its construction in progress, our audit procedures included, among others, assessing the methodologies and testing the completeness and accuracy of the Company’s analysis of events or changes in circumstances. For example, we inquired of management (including project development personnel) to understand their evaluation of changes in the regulatory environments of the jurisdictions in which the Company has development projects and their impact on the completion of the construction in progress and recoverability of the related asset groups. We also obtained permits, contracts and project status reports, among other evidence, to understand management’s plans with respect to development activities. We considered information about the Company’s development projects from external sources that support or provide contrary evidence to management’s evaluation of potential impairment indicators.

Going Concern

Description of the Matter
As discussed in Note 2(a) to the consolidated financial statements, management has concluded that the Company’s current liquidity and forecasted cash flows from operations are not sufficient to support, in full, its obligations as they become due. In response, management has developed a plan that it believes is probable of being implemented to enable the Company to meet its obligations as they become due during the period one year from the date the financial statements were issued.
Auditing the Company’s assessment of its ability to continue as a going concern was especially challenging due to the significant judgment used by management in the development of the prospective financial information underlying its liquidity analysis including the estimation of forecasted cash flow that is not derived under long-term contractual arrangements, as well as in the assessment of whether management’s plans are probable of alleviating the Company’s liquidity risks.

How We Addressed the Matter in Our Audit
To test the Company's assessment of its ability to continue as a going concern for the period of one year from the date the financial statements were issued, our audit procedures included, among others, evaluating the Company’s current liquidity and cash flows, and testing the completeness and accuracy of the data used in management’s assessment. We compared the assumptions underlying the contractual and noncontractual cash flow projections included in the prospective financial information used in management’s liquidity analysis to underlying agreements and historical operating results. Furthermore, we performed sensitivity analyses to assess the impact of changes in key assumptions included in management's prospective financial information and in its plans to support the Company’s liquidity position. We also assessed the sources of liquidity that the Company has available through inspection of executed financing arrangements, availability of financing for LNG cargo transactions through inspection of similar financing arrangements of marketplace participants and analysis of the Company’s history of successfully renewing such arrangements. In addition, we evaluated the adequacy of the Company’s financial statement disclosures. In response to the material weakness described above, we also reviewed the completeness and accuracy of management’s assessment of non-financial covenants of the Company’s financing arrangements.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2016.
Philadelphia, Pennsylvania
March 10, 2025, except for the effect of the material weakness described in the second paragraph of the Opinion on the Consolidated Financial Statements above, the Critical Audit Matter for Going Concern described above, and the last three paragraphs of Note 30, as to which the date is June 27, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of New Fortress Energy Inc.
Opinion on Internal Control Over Financial Reporting
We have audited New Fortress Energy Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, New Fortress Energy Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
In our report dated March 10, 2025, we expressed an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria. Management has subsequently identified a deficiency in the design of controls associated with the communication of non-compliance with the non-financial covenants of its debt instruments, and has further concluded that such deficiency represented a material weakness as of December 31, 2024. As a result, management has revised its assessment, as presented in the accompanying Management’s Report on Internal Control Over Financial Reporting, to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2024. Accordingly, our present opinion on the effectiveness of internal control over financial reporting as of December 31, 2024, as expressed herein, is different from that expressed in our previous report.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. Management has identified a material weakness in the design of the controls associated with the Company's communication of non-compliance with the non-financial covenants of its debt instruments.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of New Fortress Energy Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(2) (collectively referred to as the “consolidated financial statements”). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated March 10, 2025, except for the effect of the material weakness described above, the Critical Audit Matter for Going Concern described in our Opinion on the Consolidated Financial Statements, and the last three paragraphs of Note 30, as to which the date is June 27, 2025, which expressed an unqualified opinion on those financial statements.
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

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
March 10, 2025, except for the effect of the material weakness described in the second and third paragraphs above, as to which the date is June 27, 2025

PART I
FINANCIAL INFORMATION
Item 8.    Financial Statements
New Fortress Energy Inc.
Consolidated Balance Sheets
As of December 31, 2024 and 2023
(in thousands of U.S. dollars, except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$492,881	$155,414
Restricted cash	472,696	155,400
Receivables, net of allowances of $13,629 and $1,158, respectively	335,813	342,371
Inventory	103,224	113,684
Prepaid expenses and other current assets, net	205,496	213,104
Total current assets	1,610,110	979,973

Construction in progress	3,574,389	5,348,294
Property, plant and equipment, net	5,842,807	2,481,415
Equity method investments	—	137,793
Right-of-use assets	618,733	588,385
Intangible assets, net	179,510	51,815
Goodwill	766,350	776,760
Deferred tax assets, net	2,698	9,907
Other non-current assets, net	272,899	126,903
Total assets	$12,867,496	$10,501,245

Liabilities
Current liabilities
Current portion of long-term debt and short-term borrowings	$539,132	$292,625
Accounts payable	473,736	549,489
Accrued liabilities	391,359	471,675
Current lease liabilities	128,362	164,548
Other current liabilities	174,829	227,951
Total current liabilities	1,707,418	1,706,288

Long-term debt	8,355,703	6,510,523
Non-current lease liabilities	475,161	406,494
Deferred tax liabilities, net	73,198	44,444
Other long-term liabilities	166,358	55,627
Total liabilities	10,777,838	8,723,376

Commitments and contingencies (Note 23)

Series B convertible preferred stock, $0.01 par value, 96,746 shares authorized, issued and outstanding as of December 31, 2024 (0 as of December 31, 2023); aggregate liquidation preference of $96,746 and $0 at December 31, 2024 and December 31, 2023	90,570	—

Stockholders’ equity
Class A common stock, $0.01 par value, 750.0 million shares authorized, 266.5 million issued and outstanding as of December 31, 2024; 205.0 million issued and outstanding as of December 31, 2023	2,664	2,050
Additional paid-in capital	1,674,312	1,038,530
Retained earnings	196,363	527,986
Accumulated other comprehensive income	3,089	71,528
Total stockholders’ equity attributable to NFE	1,876,428	1,640,094
Non-controlling interest	122,660	137,775
Total stockholders’ equity	1,999,088	1,777,869
Total liabilities and stockholders’ equity	$12,867,496	$10,501,245
The accompanying notes are an integral part of these consolidated financial statements.

New Fortress Energy Inc.
Consolidated Statements of Operations and Comprehensive (Loss) Income
For the years ended December 31, 2024, 2023 and 2022
(in thousands of U.S. dollars, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues
Operating revenue	$1,698,348	$2,060,212	$1,978,645
Vessel charter revenue	212,609	276,843	357,158
Contract novation income	295,558	—	—
Other revenue	158,345	76,241	32,469
Total revenues	2,364,860	2,413,296	2,368,272

Operating expenses
Cost of sales (exclusive of depreciation and amortization shown separately below)	1,064,667	877,451	1,010,428
Vessel operating expenses	33,372	45,439	63,518
Operations and maintenance	174,313	166,785	105,800
Selling, general and administrative	285,520	205,104	236,051
Transaction and integration costs	12,279	6,946	21,796
Depreciation and amortization	162,014	187,324	142,640
Asset impairment expense	16,494	10,958	50,659
Loss (gain) on sale of assets, net	77,562	(29,378)	—
Total operating expenses	1,826,221	1,470,629	1,630,892
Operating income	538,639	942,667	737,380
Interest expense	328,377	277,842	236,861
Other expense (income), net	113,077	10,408	(48,044)
Loss on extinguishment of debt, net	270,063	—	14,997
(Loss) income before income from equity method investments and income taxes	(172,878)	654,417	533,566
Income (loss) from equity method investments	—	9,972	(472,219)
Tax provision (benefit)	69,509	115,513	(123,439)
Net (loss) income	(242,387)	548,876	184,786

Net (loss) income attributable to common stockholders	$(270,106)	$547,882	$194,479

Net (loss) income per share – basic	$(1.24)	$2.66	$0.93
Net (loss) income per share – diluted	$(1.25)	$2.65	$0.93

Weighted average number of shares outstanding – basic	217,578,487	205,942,837	209,501,298
Weighted average number of shares outstanding – diluted	218,622,419	206,481,977	209,854,413

Other comprehensive (loss) income:
Currency translation adjustment	(69,468)	18,005	68,403
Reclassification of net foreign currency translation adjustment realized upon sale of foreign subsidiary	—	(1,457)	—
Comprehensive (loss) income	(311,855)	565,424	253,189
Comprehensive (income) loss attributable to non-controlling interest	(5,623)	(1,412)	10,795
Comprehensive (loss) income attributable to stockholders	$(317,478)	$564,012	$263,984
The accompanying notes are an integral part of these consolidated financial statements.

New Fortress Energy Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2024, 2023 and 2022
(in thousands of U.S. dollars, except share amounts)

	Series B convertible preferred stock		Class A common stock		Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive (loss) income	Non-controlling Interest	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	—	$—	206,863,242	$2,069	$1,923,990	$(132,399)	$(2,085)	$202,479	$1,994,054
Net income (loss)	—	—	—	—	—	194,479	—	(9,693)	184,786
Other comprehensive income	—	—	—	—	—	—	69,505	(1,102)	68,403
Currency translation adjustment released upon Sergipe Sale	—	—	—	—	—	—	(12,022)	—	(12,022)
Share-based compensation expense	—	—	—	—	30,382	—	—	—	30,382
Issuance of shares for vested RSU/PSUs	—	—	3,426,213	19	(12)	—	—	—	7
Shares withheld from employees related to share-based compensation, at cost	—	—	(1,519,367)	—	(74,822)	—	—	—	(74,822)
Deconsolidation of Nanook, Celsius and Penguin SPVs	—	—	—	—	—	—	—	(23,569)	(23,569)
Dividends	—	—	—	—	(709,284)	—	—	(16,076)	(725,360)
Balance as of December 31, 2022	—	$—	208,770,088	$2,088	$1,170,254	$62,080	$55,398	$152,039	$1,441,859
Net income	—	—	—	—	—	547,882	—	994	548,876
Other comprehensive income	—	—	—	—	—	—	16,130	418	16,548
Share-based compensation expense	—	—	—	—	1,573	—	—	—	1,573
Acquisition and cancellation of shares	—	—	(4,100,000)	(41)	(123,778)	—	—	—	(123,819)
Issuance of shares for vested share-based compensation awards	—	—	689,401	3	—	—	—	—	3
Shares withheld from employees related to share-based compensation, at cost	—	—	(328,083)	—	(9,519)	—	—	—	(9,519)
Dividends	—	—	—	—	—	(81,976)	—	(15,676)	(97,652)
Balance as of December 31, 2023	—	$—	205,031,406	$2,050	$1,038,530	$527,986	$71,528	$137,775	$1,777,869
Net income (loss)	—	—	—	—	—	(249,039)	—	6,652	(242,387)
Other comprehensive income (loss)	—	—	—	—	—	—	(68,439)	(1,029)	(69,468)
Share-based compensation expense	—	—	—	—	50,625	—	—	—	50,625
Class A stock issued, net of issuance costs	—	—	61,389,733	614	562,201	—	—	—	562,815
Issuance of shares for vested share-based compensation awards	—	—	54,035	—	—	—	—	—	—
Shares withheld from employees related to share-based compensation, at cost	—	—	(16,081)	—	(435)	—	—	—	(435)
Issuance of preferred stock and deemed dividend (Note 4)	96,746	107,189	—	—	6,772	(17,605)	—	—	(10,833)
Conversion of Series B convertible preferred stock	—	(16,619)	—	—	16,619	—	—	—	16,619
Dividends	—	—	—	—	—	(64,979)	—	(20,738)	(85,717)
Balance as of December 31, 2024	96,746	$90,570	266,459,093	$2,664	$1,674,312	$196,363	$3,089	$122,660	$1,999,088
The accompanying notes are an integral part of these consolidated financial statements.

New Fortress Energy Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2024, 2023 and 2022
(in thousands of U.S. dollars)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net (loss) income	$(242,387)	$548,876	$184,786
Adjustments for:
Amortization of deferred financing costs and debt guarantee, net	33,173	6,589	2,536
Depreciation and amortization	162,525	187,324	143,589
(Earnings) losses of equity method investees	—	(9,972)	472,219
Current expected credit losses	13,959	203	869
Deferred taxes	5,466	14,938	(279,536)
Share-based compensation	50,625	1,573	30,382
Earnings recognized from vessels chartered to third parties transferred to Energos	(95,487)	(156,997)	(49,686)
Loss on the disposal of equity method investment	7,222	37,401	—
Loss (gain) on sale of assets, net	77,562	(29,378)	—
Loss on extinguishment of debt	270,063	—	14,997
Other	153,338	34,819	(60,243)
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in receivables	64,726	(41,019)	(139,938)
(Increase) in inventories	(2,751)	(39,790)	(7,933)
(Increase) decrease in other assets	(65,445)	41,828	(30,086)
Decrease in right-of-use assets	164,136	83,537	63,593
Increase in accounts payable/accrued liabilities	187,792	78,065	67,741
(Decrease) in lease liabilities	(160,604)	(74,576)	(63,493)
(Decrease) increase in other liabilities	(37,171)	141,335	5,314
Net cash provided by operating activities	586,742	824,756	355,111

Cash flows from investing activities
Capital expenditures	(2,621,234)	(3,029,834)	(1,174,008)
Proceeds from sale of net investment in lease	—	—	593,000
Sale of equity method investment	136,365	100,000	500,076
Asset sales	328,999	16,464	—
Sale of Miami Facility	58,336	—	—
Other investing activities	22,887	9,227	(1,794)
Net cash used in investing activities	(2,074,647)	(2,904,143)	(82,726)

Cash flows from financing activities
Proceeds from borrowings of debt	5,865,299	3,005,387	2,032,020
Payment of deferred financing costs	(146,722)	(37,806)	(17,598)
Repayment of debt	(3,801,034)	(686,508)	(1,520,813)
Issuance of Class A stock	386,583	—	—
Payment of dividends	(65,310)	(723,962)	(99,050)
Other financing activities	(14,248)	(28,161)	(72,602)
Net cash provided by financing activities	2,224,568	1,528,950	321,957

Impact of changes in foreign exchange rates on cash and cash equivalents	(81,900)	6,168	(3,289)
Net increase (decrease) in cash, cash equivalents and restricted cash	654,763	(544,269)	591,053
Cash, cash equivalents and restricted cash – beginning of period	310,814	855,083	264,030
Cash, cash equivalents and restricted cash – end of period	$965,577	$310,814	$855,083

The accompanying notes are an integral part of these consolidated financial statements.

New Fortress Energy Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2024, 2023 and 2022
(in thousands of U.S. dollars)

	Year Ended December 31,
	2024	2023	2022
Cash paid for interest, net of capitalized interest	$105,784	$100,304	$160,618
Cash paid for taxes	27,932	52,897	151,210

	Year Ended December 31,
	2024	2023	2022
Supplemental disclosure of non-cash investing and financing activities:
Changes in accounts payable and accrued liabilities associated with construction in progress and property, plant and equipment additions	$(267,366)	$322,598	$284,390
Accounts payable and accrued liabilities associated with construction in progress and property, plant and equipment additions	463,657	738,163	422,391
Consideration received on asset sale	—	27,704	—
Principal payments on financing obligation paid to Energos by third party charters	(21,731)	(66,866)	(24,949)
Shares received in Hilli Exchange	—	(122,754)	—
Investment in Energos	—	1,501	129,518
Accrued dividend	20,507	—	626,310
Preferred shares issued and debt assumed in PortoCem acquisition	(125,198)	—	—
Fair value of contingent payments in the Lins acquisition	8,080	—	—
Deemed dividend related to Series B preferred stock	(17,605)	—	—
Non-cash financing costs	181,928	—	46,371
The following table identifies the balance sheet line-items included in Cash and cash equivalents, Current restricted cash, and Non-current restricted cash presented in Other non-current assets, net on the Consolidated Balance Sheets (Note 17) presented in the Consolidated Statement of Cash Flows:

	Year Ended December 31,
	2024	2023
Cash and cash equivalents	492,881	155,414
Current restricted cash	472,696	155,400
Cash, cash equivalents and restricted cash – end of period	$965,577	$310,814

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
The Company currently conducts its business through two operating segments, Terminals and Infrastructure and Ships. The business and reportable segment information reflect how the Chief Operating Decision Maker (“CODM”) regularly reviews and manages the business. The Company's CODM is its Chief Executive Officer.
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
Non-controlling interests are classified as a separate component of equity on the Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders’ Equity. Additionally, net income and comprehensive income (loss) attributable to non-controlling interests are reflected separately from consolidated net income and comprehensive income in the Consolidated Statements of Operations and Comprehensive (Loss) Income and Consolidated Statements of Changes in Stockholders’ Equity. Any change in ownership of a subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and non-controlling interests. Losses continue to be attributed to the non-controlling interests, even when the non-controlling interests’ basis has been reduced to zero.
The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern over the next twelve months from the date of original issuance of these financial statements, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Under ASC 205-40, when first assessing whether substantial doubt is raised about the entity’s ability to continue as a going concern, management cannot consider the potential mitigating effects of its plans that have not been fully implemented at the assessment date. Management has concluded that the Company’s current liquidity and forecasted cash flows (which exclude the effect of the Transactions as defined below), from operations are not sufficient to support, in full, obligations as they become due through the twelve months from the date of the original issuance of these financial statements. Management has approved a plan to support its liquidity position by: (i) delaying certain discretionary payments, including planned capital expenditures and dividends, that are within management’s control, and (ii) continuously renewing the LNG cargo financing facility over the succeeding twelve months. Management’s plan also includes the availability of a backstop agreement that was executed in March 2025 (Note 30) and provides up to $100,000 of availability. Management concluded that such plans are probable of being implemented and the Company will have sufficient liquidity to meet its obligations as they become due over the next twelve months from the original date that the consolidated financial statements were issued. In addition to management’s plan outlined above, the Company continues to explore asset sales, settlement of claims and other strategic transactions (collectively, the “Transactions”) that seek to optimize the value of the Company’s portfolio while providing additional liquidity and cash flow to the Company. However, there are inherent uncertainties, as the execution of the Transactions are outside of management’s control and therefore there are no assurances that these transactions will be executed. Furthermore, there are inherent risks with the Company’s ability to continue to implement plans in future periods that will support its liquidity position, such as its ability to further extend the terms of vendor payments and other obligations.

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
(c)Foreign currencies
The Company has certain foreign subsidiaries in which the functional currency is the local currency. All of the assets and liabilities of these subsidiaries are translated to U.S. dollars at the exchange rate in effect at the balance sheet date; income and expense accounts are translated at average rates for the period. The effects of translating financial statements of foreign operations into our reporting currency are recognized as a cumulative translation adjustment in accumulated other comprehensive income.
The Company also has foreign subsidiaries that conduct business in currencies other than their respective functional currencies. Transactions are remeasured to the subsidiaries’ functional currency at the exchange rate in effect on the dates of such transactions. Net realized foreign currency gains or losses relating to the differences between these recorded amounts and the functional currency equivalent actually received or paid are included within Other expense (income), net in the Consolidated Statements of Operations and Comprehensive (Loss) Income. Gains and losses on intercompany foreign currency transactions that are long-term in nature and which the Company does not intend to settle in the foreseeable future, are also recognized in Accumulated other comprehensive income. Accumulated foreign currency translation adjustments are reclassified from Accumulated other comprehensive income to net income only when realized upon sale or upon complete or substantially complete liquidation of the investment in a foreign entity. If the Company commits to a plan to sell or liquidate a foreign entity, accumulated foreign currency translation adjustments would be included in carrying amounts in impairment assessments.
(d)Cash and cash equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.
(e)Restricted cash
Restricted cash consists of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on the Consolidated Balance Sheets.
(f)Receivables
Receivables are contractual rights to receive cash on a fixed or determinable date and are recognized on the balance sheet as the amount invoiced to the customer, net of an allowance for current expected credit losses. Accounts receivable are carried at amortized cost. Amounts are written off against the allowance when management is certain that outstanding amounts will not be collected. The Company estimates expected credit losses based on relevant information about the current credit quality of customers, past events, including historical experience, and reasonable and supportable forecasts that affect the collectability of the reported amount. Credit loss expense, inclusive of credit loss expense on all categories of financial assets, is recorded within Selling, general and administrative in the Consolidated Statements of Operations and Comprehensive (Loss) Income.
(g)Inventories
LNG and natural gas inventories, bunker fuel inventories and automotive diesel oil inventories are recorded at weighted average cost, and materials and other inventory are recorded at cost. The Company’s cost to convert natural gas to LNG, which primarily consists of labor, depreciation and other direct costs to operate liquefaction facilities, is reflected in Inventory on the Consolidated Balance Sheets.
Inventory is adjusted to the lower of cost or net realizable value each quarter. Changes in the value of inventory are recorded within Cost of sales in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

LNG is subject to “boil-off,” a natural loss of gas volume over time when LNG is exposed to environments with temperatures above its optimum storage state. Boil-off losses are expensed through Cost of sales in the Consolidated Statements of Operations and Comprehensive (Loss) Income in instances where gas cannot be contained and recycled back into the production process.
(h)Construction in progress
Construction in progress is recorded at cost, and at the point at which the constructed asset is put into use, the full cost of the asset is reclassified from Construction in progress to Property, plant and equipment, net or Finance leases, net on the Consolidated Balance Sheets. Construction progress payments, engineering costs, certain direct payroll costs and other costs directly relating to the asset under construction are capitalized during the construction period, provided the completion of the construction project is deemed probable or if the costs are associated with activities that could be utilized in future projects. Prior to putting projects into service the Company may utilize gas to test and commission the assets, and the Company may be able to invoice our customers for gas used in commissioning. Amounts received as a result of the sale of test gas reduce the Construction in progress balance. Depreciation is not recognized during the construction period and commences when the assets are ready for their intended use, which may require management to make subjective judgments and assumptions about the conditions necessary for the assets to be capable of operating in the intended manner.
The interest cost associated with major development and construction projects is capitalized during the construction period and included in the cost of the project in Construction in progress.
(i)Property, plant and equipment, net
Property, plant and equipment is initially recorded at cost. Expenditures for construction activities and betterments that extend the useful life of the asset are capitalized. Vessel refurbishment costs are capitalized and depreciated over the vessels’ remaining useful economic lives. Refurbishment costs increase the capacity or improve the efficiency or safety of vessels and equipment. Expenditures for routine maintenance and repairs for assets in the Terminals and Infrastructure segment are charged to expense as incurred within Operations and maintenance in the Consolidated Statements of Operations and Comprehensive (Loss) Income; such expenditures for assets in the Ships segment that do not improve the operating efficiency or extend the useful lives of the vessels are expensed as incurred within Vessel operating expenses.
Major maintenance and overhauls of the Company’s power plant and terminals are capitalized and depreciated over the expected period until the next anticipated major maintenance or overhaul.
Drydocking expenditures, including drydocking expenditures related to vessels that were included in the Energos Formation Transaction (defined below), are capitalized when incurred and amortized over the period until the next anticipated drydocking, which is generally five years. For vessels, the Company utilizes the “built-in overhaul” method of accounting and segregates vessel costs into those that should be depreciated over the useful life of the vessel and those that require drydocking at periodic intervals. If drydocking occurs prior to the expected timing, a cumulative adjustment to recognize the change in expected timing of drydocking is recognized within Depreciation and amortization in the Consolidated Statements of Operations and Comprehensive (Loss) Income.
The Company depreciates property, plant and equipment less the estimate residual value using the straight-line depreciation method over the estimated economic life of the asset or lease term, whichever is shorter using the following useful lives:

Useful life (Yrs)
Vessels	5-30
Terminal and power plant equipment	4-24
Power facilities	4-20
ISO containers and other equipment	3-25
LNG liquefaction facilities	20-40
Gas pipelines	4-24
Leasehold improvements	2-20

The Company reviews the remaining useful life of its assets on a regular basis to determine whether changes have taken place that would suggest that a change to depreciation policies is warranted.
Upon retirement or disposal of property, plant and equipment, the cost and related accumulated depreciation are removed from the account, and the resulting gains or losses, if any, are recorded in Loss (gain) on sale of assets, net in the Consolidated Statements of Operations and Comprehensive (Loss) Income. When a vessel is disposed, any unamortized drydocking expenditure is recognized as part of the gain or loss on disposal in the period of disposal.
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
(k)Investments in equity securities
Investments in equity securities are carried at fair value and included in Other non-current assets on the Consolidated Balance Sheets, with gains or losses recorded in earnings in Other expense (income), net in the Consolidated Statements of Operations and Comprehensive (Loss) Income.
(l)Cloud computing costs
The Company capitalizes the costs incurred during the implementation stage for cloud computing or hosting arrangements. Costs incurred in the preliminary project stage and post-implementation stage, which includes maintenance and training costs, are expensed as incurred. Such costs are recorded in Transaction and integration costs in the Consolidated Statements of Operations and Comprehensive (Loss) Income. Capitalized software costs are amortized over the straight-line method over three to five years and are recorded in Other assets on the Consolidated Balance Sheets. Amortization expense is recorded in Selling, general and administrative in the Consolidated Statements of Operations and Comprehensive (Loss) Income.
(m)Intangible assets
Upon a business combination or asset acquisition, the Company may obtain identifiable intangible assets. Intangible assets with a finite life are amortized over the estimated useful life of the asset under the straight-line method.
Indefinite lived intangible assets are not amortized. Intangible assets with an indefinite useful life are tested for impairment on an annual basis, on October 1st of each year, or more frequently if changes in circumstances indicate that it is more likely than not that the asset is impaired. Indefinite lived intangible assets are evaluated for impairment either under the qualitative assessment option or the two-step quantitative test. If the carrying amount of an intangible asset being tested for impairment exceeds its fair value, the excess is recognized as impairment expense in the Consolidated Statements of Operations and Comprehensive (Loss) Income.
(n)Goodwill
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
There was no impairment of goodwill for the years ended December 31, 2024 and 2023.
(o)Long-term debt and debt issuance costs
We evaluate the terms of our debt arrangements to determine whether they contain an embedded derivative that is required to be bifurcated. Any embedded derivatives that are required to be bifurcated are recorded at fair value on the Consolidated Balance Sheets.
Costs directly related to the issuance of debt are reported on the Consolidated Balance Sheets as a reduction from the carrying amount of the recognized debt liability and amortized over the term of the debt using the effective interest method. Unamortized debt issuance costs associated with the revolving credit agreement, facilities for the issuance of letters of credit and other similar arrangements are presented as an asset within Other non-current assets on the Consolidated Balance Sheets (regardless of whether there are any amounts outstanding under the credit facility) and amortized over the life of the particular arrangement. Interest and related amortization of debt issuance costs recognized during major development and construction projects are capitalized and included in the cost of the project.
The Company evaluates changes to debt arrangements to determine whether the changes represent a modification or extinguishment to the old debt arrangement. If a debt instrument is deemed to be modified, all new lender fees are capitalized, and third-party fees associated with the previous lenders are recognized as expense within Transaction and integration costs in the Consolidated Statements of Operations and Comprehensive (Loss) Income. If an extinguishment of debt instruments has occurred, the unamortized financing fees associated with the extinguished instrument and lender fees are expensed to Loss on extinguishment of debt, net in the Consolidated Statements of Operations and Comprehensive (Loss) Income. In the event an amendment to the Revolving Facility (defined below) reduces the committed capacity of any lenders, the portion of any unamortized fees associated with such lender is expensed on a pro-rata basis in proportion to the decrease in the committed capacity.
(p)Contingencies
The Company may be involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. The Company recognizes a loss contingency in the consolidated financial statements when it is probable a liability has been incurred and the amount of the loss can be reasonably estimated. The Company discloses any loss contingencies that do not meet both conditions if there is a reasonable possibility that a loss may have been incurred. Gain contingencies are not recorded until realized.
(q)Revenue recognition
Terminals and Infrastructure
Within the Terminals and Infrastructure segment, the Company’s contracts with customers may contain one or several performance obligations usually consisting of the sale of LNG, natural gas, power and steam, which are outputs from the Company’s natural gas-fueled infrastructure and the sale of LNG cargos. The transaction price for each of these contracts is structured using similar inputs and factors regardless of the output delivered to the customer. The customers consume the benefit of the natural gas, power and steam when they are delivered by the Company to the customer’s power generation facilities or interconnection facility. Natural gas, power and steam qualify as a series with revenue being recognized over time using an output method, based on the quantity of natural gas, power or steam that the customer has consumed. LNG is delivered in containers transported by truck to customer sites but may also be delivered via vessel to an unloading point specified in a contract. Revenue from sales of LNG is recognized at the point in time at which of the LNG transfers to the customer, depending on the terms of the contract. Because the nature, timing and uncertainty of revenue and cash flows are substantially the same for LNG, natural gas, power and steam, the Company has presented Operating revenue on an aggregated basis.
The Company has concluded that the variable consideration included in its agreements meets the exception for allocating variable consideration. As such, the variable consideration for these contracts is allocated to each distinct unit of LNG, natural gas, power or steam delivered and recognized when that distinct unit is delivered to the customer.
The Company’s contracts with industrial end-user customers to supply natural gas or LNG may contain a lease of equipment or vessels, which may be accounted for as a finance or operating lease. For operating leases, the Company has elected the practical expedient to combine revenue for the sale of natural gas or LNG and operating lease income as the timing and pattern of transfer of the components are the same. The Company has concluded that the predominant component of the transaction is the sale of natural gas or LNG and therefore has not separated the lease component. The lease component of such operating leases is recognized as Operating revenue in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company allocates consideration in agreements containing finance leases between lease and non-lease components based on the relative fair value of each component. The fair value of the lease component is estimated based on the estimated standalone selling price of the same or similar equipment leased to the customer. The Company estimates the fair value of the non-lease component by forecasting volumes and pricing of gas to be delivered to the customer over the lease term.
The current and non-current portion of finance leases are recorded within Prepaid expenses and other current assets and Other non-current assets, net on the Consolidated Balance Sheets, respectively. For finance leases accounted for as sales-type leases, the profit from the sale of equipment is recognized upon lease commencement in Other revenue in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The lease payments for finance leases are segregated into principal and interest components similar to a loan. Interest income is recognized on an effective interest method over the lease term and included in Other revenue in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The principal component of the lease payment is reflected as a reduction to the net investment in the lease.
Other revenue includes revenue recognized by the Company's subsidiary, Genera PR LLC ("Genera"), under its contract for the operation and maintenance of Puerto Rico Electric Power Authority's ("PREPA") thermal generation assets. Under this agreement, Genera is reimbursed for pass-through expenses, including payroll expenses of Genera employees. Genera is the principal for operation and maintenance services, and the Company recognizes revenue for amounts to be reimbursed by PREPA in the period such expenses are incurred. Genera is also eligible for performance-based incentive fees, which are considered variable consideration. The Company estimates the amount of variable consideration as the most likely amount, which is included in the transaction price to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur.
In addition, the Company's agreements may include a significant financing component, and the Company recognizes revenue for the interest income component over the term of the financing as Other revenue.
The timing of revenue recognition, billings and cash collections results in receivables, contract assets and contract liabilities. Receivables represent unconditional rights to consideration. Contract assets include unbilled amounts resulting from contracts with variable considerations, in which the performance obligation is satisfied and revenue is recognized. Contract assets are recognized within Prepaid expenses and other current assets, net and Other non-current assets, net on the Consolidated Balance Sheets. Contract liabilities consist of deferred revenue and are recognized within Other current liabilities and Other long-term liabilities on the Consolidated Balance Sheets.
Shipping and handling costs are not considered to be separate performance obligations. All such shipping and handling activities are performed prior to the customer obtaining control of the LNG or natural gas.

The Company collects sales taxes from its customers based on sales of taxable products and remits such collections to the appropriate taxing authority. The Company has elected to present sales tax collections in the Consolidated Statements of Operations and Comprehensive (Loss) Income on a net basis and, accordingly, such taxes are excluded from reported revenues.
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
For charter contracts that are determined to be finance leases accounted for as sales-type leases, the profit from the sale of the vessel is recognized upon lease commencement in Other revenue in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The lease payments for finance leases are segregated into principal and interest components similar to a loan. Interest income is recognized on an effective interest method over the lease term and included in Other revenue in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The principal component of the lease payment is reflected as a reduction to the net investment in the lease. Revenue related to operating and service agreements in connection with charter contracts accounted for as sales-type leases are recognized over the term of the charter as the service is provided within Vessel charter revenue in the Consolidated Statements of Operations and Comprehensive (Loss) Income.
Revenue includes lease payments under charters accounted for as operating leases and fees for repositioning vessels. Revenue generated from charters contracts is recorded over the term of the charter on a straight-line basis as service is provided and is included in Vessel charter revenue in the Consolidated Statements of Operations and Comprehensive (Loss) Income. Lease payments include fixed payments (including in-substance fixed payments that are unavoidable) and variable payments based on a rate or index. For operating leases, the Company has elected the practical expedient to combine service revenue and operating lease income as the timing and pattern of transfer of the components are the same. Variable lease payments are recognized in the period in which the circumstances on which the variable lease payments are based become probable or occur.
Repositioning fees are included in Vessel charter revenue and are recognized at the end of the charter when the fee becomes fixed. However, where there is a fixed amount specified in the charter, which is not dependent upon redelivery location, the fee is recognized evenly over the term of the charter.
Costs directly associated with the execution of the lease or costs incurred after lease inception but prior to the commencement of the lease that directly relate to preparing the asset for the contract are capitalized and amortized in Vessel operating expenses in the Consolidated Statements of Operations and Comprehensive (Loss) Income over the lease term.
The Company continues to be the accounting owner of vessels included in the Energos Formation Transaction (Note 13), and the Company accounts for third party charters of these vessels under the accounting policies for vessel leases described above. The third-party charters of these vessels are operating leases, and revenue is recognized from these charters within Vessel charter revenue in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

(r)Leases, as lessee
The Company has entered into lease agreements primarily for the use of LNG vessels, marine port space, office space, land and equipment. Right-of-use (“ROU”) assets recognized for these leases represent the Company’s right to use an underlying asset for the lease term, and the lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of fixed lease payments over the lease term.
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
(s)Share-based compensation
The Company adopted the New Fortress Energy Inc. 2019 Omnibus Incentive Plan (the “Incentive Plan”), effective as of February 4, 2019. Under the Incentive Plan, the Company may issue options, share appreciation rights, restricted shares, restricted share units (“RSUs”), performance share units (“PSUs”) or other share-based awards to selected officers, employees, non-employee directors and select non-employees of NFE or its affiliates. The Company accounts for share-based compensation in accordance with ASC 718, Compensation and ASC 505, Equity, which require all share-based payments to employees and members of the board of directors to be recognized as expense in the consolidated financial statements based on their grant date fair values. The fair value is adjusted for material non-public information that the Company may be aware of as of the grant date. The Company has elected not to estimate forfeitures of its share-based compensation awards but recognizes the reversal in compensation expense in the period in which the forfeiture occurs.
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
(t)Lessor expense recognition
Vessel operating expenses are recognized when incurred. Vessel operating expenses include crewing, repairs and maintenance, insurance, stores, lube oils, communication expenses and third-party management fees. Initial direct costs include costs directly related to the negotiation and consummation of the lease and are deferred and recognized in Vessel operating expenses over the lease term.
Certain vessels included in the Energos Formation Transaction (defined below) are chartered to third parties under operating leases. As the accounting owner of these vessels, the Company recognizes the cost of operating these vessels in Vessel operating expenses.
(u)Transaction and integration costs
Transaction and integration costs is comprised of costs related to business combinations and dispositions and include advisory, legal, accounting, valuation and other professional or consulting fees. This caption also includes gains or losses recognized in connection with business combinations, including the settlement of preexisting relationships between the Company and an acquired entity. Financing costs which are not deferred as part of the cost of the financing on the balance sheet including fees associated with debt modifications are recognized within this caption. The Company records cloud computing costs incurred in the preliminary project stage and post-implementation stage within this caption.
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
Other taxes
Certain subsidiaries may be subject to payroll taxes, excise taxes, property taxes, sales and use taxes, in addition to income taxes in foreign countries in which they conduct business. In addition, certain subsidiaries are exposed to local state taxes, such as franchise taxes. Local state taxes that are not income taxes are recorded within Selling, general and administrative in the Consolidated Statements of Operations and Comprehensive (Loss) Income.
(w)Net income per share
Basic net income per share (“EPS”) is computed by dividing net income attributable to Class A common stock by the weighted average number of shares of Class A common stock outstanding. The dilutive effect of outstanding awards, if any, is reflected in diluted earnings per share by application of the treasury stock method or if-converted method, as applicable.
(x)Acquisitions
Business combinations are accounted for under the acquisition method. On acquisition, the identifiable assets acquired and liabilities assumed are measured at their fair values at the date of acquisition. Any excess of the purchase price over the fair values of the identifiable net assets acquired is recognized as goodwill. Acquisition-related costs are expensed as incurred as Transaction and integration costs in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The results of operations of acquired businesses are included in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income from the date of acquisition.
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
(y)Equity method investments
The Company accounts for investments in entities over which the Company has significant influence, but do not meet the criteria for consolidation, under the equity method of accounting. Under the equity method of accounting, the Company’s investment is recorded at cost. In the case of equity method investments acquired as part of a business combination or acquired in exchange for the contribution of assets or entities to the investee, the investment is initially recorded at the acquisition date fair value of the investment. The carrying amount is adjusted for the Company’s share of the earnings or losses, and dividends received from the investee reduce the carrying amount of the investment. The Company allocates the difference between the fair value of investments acquired in a business combination and the Company’s proportionate share of the carrying value of the underlying assets, or basis difference, across the assets and liabilities of the investee. The basis difference assigned to amortizable net assets is included in Income (loss) from equity method investments in the Consolidated Statements of Operations and Comprehensive (Loss) Income. When the Company’s share of losses in an investee equals or exceeds the carrying value of the investment, no further losses are recognized unless the Company has incurred obligations or made payments on behalf of the investee.
The Company periodically assesses if impairment indicators exist at equity method investments. When an impairment is observed, any excess of the carrying amount over its estimated fair value is recognized as impairment expense when the loss in value is deemed other-than-temporary and included in Income (loss) from equity method investments in the Consolidated Statements of Operations and Comprehensive (Loss) Income.
In relation to the Company's 20% equity interest in Energos, the Company elected to recognize its proportional share of the income or loss from the equity method investment on a financial reporting lag of one fiscal quarter. The Company did not elect to recognize the results of other equity method investments on a financial reporting lag.
(z)Loss of control of subsidiary
When there is a loss of control over a subsidiary, the Company de-consolidates the entity as of the date the Company ceases to have a controlling financial interest. The Company accounts for the deconsolidation of a subsidiary by recognizing a gain or loss in the Consolidated Statements of Operations and Comprehensive (Loss) Income, measured by the difference between the aggregate of the fair value of the consideration received, fair value of any retained non-controlling interest in the former subsidiary and the carrying amount of any non-controlling interest in the former subsidiary with the carrying amount of the former subsidiary’s assets and liabilities. If a change of ownership interest causes a loss of control of a foreign entity, in addition to de-recognizing the assets and liabilities, the Company will also de-recognize any amounts previously recorded in other comprehensive income.
(aa)Guarantees
Guarantees issued by the Company, excluding those that are guaranteeing the Company’s own performance, are recognized at fair value at the time that the guarantees are issued and recognized in Other non-current liabilities on the Consolidated Balance Sheets. Guarantee liabilities are amortized using a systematic and rational method as the risk to the Company is reduced. If it becomes probable that the Company will have to perform under a guarantee, the Company will recognize an additional liability if the amount of the loss can be reasonably estimated.
(ab)Derivatives
The Company has entered into derivative positions that were used to reduce market risks associated with interest rates, foreign exchange rates and commodity prices. The Company also accounts for arrangements that require the Company to pay sellers contingent payments in asset acquisitions as derivatives. All derivative instruments are initially recorded at fair value as either assets or liabilities on the Consolidated Balance Sheets and subsequently remeasured to fair value, regardless of the purpose or intent for holding the derivative, unless they qualify for a Normal Purchases and Normal Sales (“NPNS”) exception. The Company has not designated any derivatives as cash flow or fair value hedges; however, certain instruments may be considered economic hedges. Cash inflows and outflows related to commodity derivatives, foreign currency and interest rate swap are classified in the Consolidated Statements of Cash Flows based on the risk that the instrument is intended to mitigate, which may be operating, investing or financing.
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

3. Adoption of new and revised standards
New standards, amendments and interpretations issued but not effective for the year beginning January 1, 2024:
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, requiring companies to annually disclose specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires disclosure of income taxes paid (net of refunds received) disaggregated by federal (national), state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. The amendments in this ASU are effective for annual periods beginning after December 15, 2024, and early adoption is permitted. The amendments should be applied on a prospective basis, but retrospective application is permitted. The Company is currently reviewing the impact that the adoption of ASU 2023-09 may have on the Company's financial statements and disclosures.
In March 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, providing illustrative guidance to help entities determine whether profits interest and similar awards should be accounted for as share-based payment arrangements within the scope of Topic 718. The amendments in this ASU are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is allowed, and the amendments can be applied on a prospective or retrospective basis. The Company will adopt ASU 2024-01 on January 1, 2025 and apply the amendments on a prospective basis.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. These amendments require public business entities to disclose additional information about specific expense categories in the notes to financial statements at each interim and annual reporting period. ASU 2024-03 will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments can be applied prospectively or retrospectively. The Company is currently reviewing the impact that the adoption of ASU 2024-03 may have on the Company's financial statements and disclosures.
New and amended standards adopted by the Company:
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires disclosure of significant segment expenses and other segment items that are regularly provided to the CODM and included within each reported measure of segment profit or loss, and the title and position of the entity’s CODM. The amendments in this update also require entities to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 was effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Amendments in this update are required to be applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The adoption of ASU 2023-07 did not have a material impact on the Company's financial statements and disclosures.
The Company has reviewed all other recently issued accounting pronouncements and concluded that such pronouncements are either not applicable to the Company or no material impact is expected in the consolidated financial statements as a result of future adoption.
4. Asset acquisition and redeemable preferred stock
Lins Acquisition
On August 2, 2024, the Company acquired 100% of the outstanding equity interest of Usina Termeletrica de Lins S.A. ("Lins"), which owns key rights and permits to develop a combined cycle gas-fired power plant for up to 2.05GW located in the State of Sao Paulo, within the city limits of Lins, Brazil. The purchase consideration consisted of a $2,000 cash payment made at closing in addition to potential future payments contingent on achieving certain milestones of up to $18,500. As the contingent payments meet the definition of a derivative, the fair value of the contingent payments of $8,080 was included as part of the purchase consideration and was recognized in Other non-current liabilities on the Consolidated Balance Sheets upon acquisition. The fair value of the derivative liability was $8,401 as of December 31, 2024.
The purchase of Lins has been accounted for as an asset acquisition. As a result, no goodwill was recorded. The total purchase consideration of $10,080 was allocated to permits and authorizations acquired and is recorded within Intangible assets, net on the Consolidated Balance Sheets. In addition, the Company recognized a deferred tax liability of $4,163 that resulted from the acquisition.
PortoCem Acquisition
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
The PortoCem Acquisition was accounted for as an asset acquisition. As a result, no goodwill was recorded, and the Company’s acquisition-related costs of $592 were included in the purchase consideration. The total purchase consideration of $162,860, which was comprised of the value of the Series A Convertible Preferred Stock issued, PortoCem BTG Loan assumed (defined in Note 20) and deferred tax liability of $37,662 recognized as a result of the acquisition, was allocated to acquired capacity reserve contract within Intangible assets, net.
On October 1, 2024, the Company issued to Ceiba Energy 96,746 shares of the Company’s 4.8% Series B Convertible Preferred Stock, par value $0.01 per share and liquidation preference $1,000 per share (the “Series B Convertible Preferred Stock”), in exchange for all outstanding shares of the Company’s Series A Convertible Preferred Stock. The Company analyzed the exchange based on the change in fair value and determined that the exchange resulted in a substantial change and therefore should be accounted for as an extinguishment. Accordingly, the Company recognized a deemed dividend of $10,833 as the difference between the fair value of the Series B Convertible Preferred Stock issued of $107,388 and the carrying value of the Series A Convertible Preferred Stock prior to the exchange of $96,555. Subsequent to the exchange, the Company's Equity Offering (defined in Note 25) triggered an adjustment to the conversion price. The Company recognized the effect of the down round feature of $6,772 as a deemed dividend and increased Additional paid-in capitial based on the difference between the fair values of the Series B Convertible Preferred Stock using the initial conversion price and the reduced conversion price.
Series B Convertible Preferred Stock
The Series B Convertible Preferred Stock was issued with substantially consistent terms as the Series A Convertible Preferred Stock, with the exceptions of the conversion price and the dividend rate adjustment as described below.
The Series B Convertible Preferred Stock has a liquidation preference of $1,000 per share and is not subject to any sinking fund. The Series B Convertible Preferred Stock has no stated maturity and will remain outstanding indefinitely unless redeemed or repurchased by the Company or converted into shares of Class A common stock.
Dividend rights
The Series B Convertible Preferred Stock ranks senior to the shares of the Company’s common stock, in terms of dividend rights and rights upon any voluntary or involuntary liquidation, dissolution or winding up of the Company. Holders of Series B Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 4.8% per annum, which is payable quarterly in arrears. If the Company does not declare and pay a dividend, the dividend rate will increase to 9.8% per annum until all accrued but unpaid dividends have been paid in full.
Conversion features
The Series B Convertible Preferred Stock may be converted by each holder, in whole or in minimum increments of 5,000 shares, at any time into a number of shares of Class A common stock per share of Series B Convertible Preferred Stock equal to the quotient of $1,000 per share plus any accumulated and unpaid dividends thereon and the then applicable conversion price. The initial conversion price is $9.96 per share of Class A common stock, subject to customary anti-dilution adjustments.
In December 2024, holders of Series B Convertible Preferred Stock submitted a conversion notice to convert 15,000 shares of Series B Convertible Preferred Stock into 1,673,374 Class A common shares at a conversion price of $9.06 per share. These common shares were issued in January 2025. The Company recorded a reclassification of $16,619 from mezzanine equity to permanent equity as the conversion notice is irrevocable. These Class A common shares are included in the outstanding shares in the Company's EPS calculation.
Redemption rights
Upon the occurrence of certain events, the holders constituting at least a majority of the outstanding voting power of the Series B Convertible Preferred Stock may require the Company to repurchase the Series B Convertible Preferred Stock, in whole but not in part, for cash or shares of Class A common stock (or any combination thereof) at a repurchase price of $1,000 per share plus any accumulated and unpaid dividends thereon. Contingent events that would allow the holders to require repurchase by the Company include:
•change in control, downgrade in the credit rating of certain of the Company's debt or if certain financial leverage ratios aren't achieved ("Change Event").
•as of the 30th trading day following March 20, 2027, if the arithmetic average of the daily volume-weighted average price of the Company's common stock for the thirty consecutive trading day period beginning on first trading day following March 20, 2027 is less than the then-applicable conversion price ("Share Price Condition").
If the Series B Convertible Preferred Stock is to be repurchased by the Company, the majority of the holders of the Series B Convertible Preferred Stock may require the Company to repurchase the Series B Convertible Preferred Stock for shares of Class A common stock.
The Series B Convertible Preferred Stock may be redeemed by the Company, in whole but not in part, at its option upon 45 days’ written notice as follows:
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
The Company may redeem the Series B Convertible Preferred Stock for cash or shares of Class A common stock (or any combination thereof); provided that for a redemption prior to March 20, 2027 due to a Change Event, a majority of the holders of the Series B Convertible Preferred Stock may require the Company to redeem for cash or shares of Class A common stock.
Since the redemption of the Series B Convertible Preferred Stock is contingently redeemable and therefore not certain to occur, the Series B Convertible Preferred Stock is not required to be classified as a liability. The Series B Convertible Preferred Stock is redeemable at the option of the holder in certain circumstances upon the occurrence of an event that is not solely within the Company's control, and as such, the Series B Convertible Preferred Stock is classified as mezzanine equity on the Consolidated Balance Sheets.
Voting rights
Holders of Series B Convertible Preferred Stock are generally entitled to vote with the holders of common stock on an as-converted basis. Holders of Series B Convertible Preferred Stock are entitled to a separate class vote with respect to amendments to the Company’s organizational documents that adversely affect the rights, preferences or voting powers of the Series B Convertible Preferred Stock.
5. Dispositions
Turbine sale
In March 2024, the Company completed a series of transactions that included the sale of turbines and related equipment to the Puerto Rico Electric Power Authority ("PREPA") under an Asset Purchase Agreement ("APA"). The Company deployed this equipment in 2023 in response to a request to provide emergency power to stabilize the power grid in Puerto Rico. The purchase price was $306,599. Additionally, the APA includes a requirement that the Company provide major maintenance services on certain of the sold turbines within 12 months of the sale date; the standalone selling price of these maintenance services of $15,330 will be recognized when these services are performed, and the transaction price allocated to the sale of turbines was reduced by this amount. The Company recognized $3,830 of the maintenance services revenue during the year ended December 31, 2024. The book value of the turbines and equipment at the time of sale was $368,799, and the Company recognized a loss of $77,562 in Loss on sale of assets, net in the Consolidated Statements of Operations and Comprehensive (Loss) Income.
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
As part of these transactions, the Company repaid the Equipment Notes (See Note 20) that were collateralized by the sold turbines, recognizing a loss on extinguishment of debt of $7,879, which was comprised of fees due upon prepayment as well as the unamortized portion of financing costs incurred at the inception of the loan.
The Company's contract to provide emergency power services to support the grid stabilization project was also terminated. All unrecognized contract liabilities and cost to fulfil at the time of termination were recognized in the Consolidated Statements of Operations and Comprehensive (Loss) Income (See Note 7). The Company believes that there are remedies available under the customer contract, and is currently pursuing these remedies. As the outcome of this process is uncertain, any transaction price associated with closing this contract has been fully constrained. The Company has been awarded a new gas sale agreement with PREPA under which the Company is providing gas supply to the sold turbines.
Miami Facility
On June 30, 2024, the Company entered into a definitive agreement to sell its LNG liquefaction facility located in Miami (the "Miami Facility") for $62,000, subject to certain purchase price adjustments at close. The assets related to the Miami Facility were classified as held for sale as of June 30, 2024. In conjunction with the classification to held for sale and completion of the sale in the fourth quarter, the Company recognized an impairment loss of $16,016 within Asset impairment expense in the Consolidated Statements of Operations and Comprehensive Income (Loss), which includes the allocation of goodwill to this business disposition of $10,410.

6. Energos Formation Transaction
On August 15, 2022, the Company completed a transaction (the “Energos Formation Transaction”) with an affiliate of Apollo Global Management, Inc., pursuant to which the Company transferred ownership of 11 vessels to Energos Infrastructure ("Energos") in exchange for approximately $1.85 billion in cash and a 20% equity interest in Energos. Ten of the vessels were subject to current or future charters with the Company and one vessel (the Nanook) was not subject to a future NFE charter. The in-place and future charters to the Company of ten vessels prevent the recognition of the sale of those vessels to Energos, and the proceeds associated with these vessels have been treated as a failed sale leaseback. As a result, these ten vessels continue to be recognized on the Consolidated Balance Sheets as Property, plant and equipment, and the proceeds are recognized as debt ("Vessel Financing Obligation"). Consistent with this treatment as a failed sale leaseback, (i) the third party charter revenues continue to be recognized by the Company as Vessel charter revenue; (ii) the costs of operating the vessels is included in Vessel operating expenses for the remaining terms of the third-party charters and (iii) such revenues are included as part of debt service for the sale leaseback financing debt and are included in additional financing costs within Interest expense, net. The Company had accounted for the investment in Energos as an equity method investment; see Note 13 for further discussion of this investment. In February 2024, the Company sold substantially all of its stake in Energos.
7. Revenue recognition
Operating revenue in the Consolidated Statements of Operations and Comprehensive (Loss) Income includes revenue from sales of LNG and natural gas as well as outputs from the Company’s natural gas-fueled power generation facilities, including power and steam, and the sale of LNG cargos. Included in operating revenue are LNG cargo sales to customers of $291,000, $618,521, and $1,175,866 for the years ended December 31, 2024, 2023 and 2022, respectively, which included $34,832 from the cargo sales from the Company's first FLNG project in 2024. LNG cargo sales included $332,000 of contract settlements for the year ended December 31, 2023. There were no such contract settlements for the years ended December 31, 2024 and 2022.
The table below summarizes the activity in Other revenue:

	Year Ended December 31,
	2024	2023	2022
Operation and maintenance revenue	$147,596	$49,900	$—
Interest income and other revenue	10,749	26,341	32,469
Total other revenue	$158,345	$76,241	$32,469
Operation and maintenance revenue is recognized by Genera, under its contract for the operation and maintenance of PREPA's thermal generation assets. Operation and maintenance revenue includes a fixed annual fee and reimbursement for pass-through expenses, including payroll expenses of Genera employees, beginning when the contract commenced on July 1, 2023. Amounts recognized in the year ended December 31, 2024 also include $15,707 of variable consideration for incentive fees earned for cost savings realized by PREPA. Variable consideration has been estimated based on the most likely amount method, and the Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The determination of estimated amounts included in the transaction price is based largely upon an assessment of the uncertainties associated with the variable consideration, including the susceptibility of payment to factors outside of the Company’s control. The Company considers all information that is reasonably available, including historical, current and estimates of future performance.
Under most customer contracts, invoicing occurs once the Company’s performance obligations have been satisfied, at which point payment is unconditional. As of December 31, 2024 and 2023, receivables related to revenue from contracts with customers totaled $330,944 and $331,108, respectively, and were included in Receivables, net on the Consolidated Balance Sheets, net of current expected credit losses of $13,629 and $1,158, respectively. Other items included in Receivables, net not related to revenue from contracts with customers represent leases, which are accounted for outside the scope of ASC 606.
Contract assets include unbilled amounts resulting from contracts with variable considerations, in which the performance obligation is satisfied and revenue is recognized. The Company has recognized contract liabilities, comprised of unconditional payments due or paid under the contracts with customers prior to the Company’s satisfaction of the related performance obligations. The contract assets and contract liabilities balances as of December 31, 2024 and 2023 are detailed belo

w:

	December 31, 2024	December 31, 2023
Contract assets, net - current	$44,902	$8,714
Contract assets, net - non-current	20,270	19,901
Total contract assets, net	$65,172	$28,615

Contract liabilities, net - current	$14,415	$65,287
Contract liabilities, net - non-current	11,750	31,698
Total contract liabilities, net	$26,165	$96,985

Revenue recognized in the year from:
Amounts included in contract liabilities at the beginning of the year	$82,454	$12,748
Contract assets are presented net of expected credit losses of $158 and $326 as of December 31, 2024 and 2023, respectively.
Contract liabilities decreased in 2024 due to the termination of the Company's contract to support the grid stabilization project in Puerto Rico (Refer to Note 5). Deferred revenue at the time of termination of $43,577 was recognized as Operating revenue in the Consolidated Statements of Operations and Comprehensive (Loss) Income.
The Company has recognized costs to fulfill contracts with customers, which primarily consist of expenses required to enhance resources to deliver under agreements with these customers. These costs can include set-up and mobilization costs incurred ahead of the service period, and such costs will be recognized on a straight-line basis over the expected term of the agreement. As of December 31, 2024, the Company has capitalized $22,797, of which $2,205 of these costs is presented within Prepaid expenses, net and other current assets, net and $20,592 is presented within Other non-current assets, net on the Consolidated Balance Sheets. As of December 31, 2023, the Company had capitalized $25,282, of which $2,864 of these costs was presented within Prepaid expenses and other current assets, net and $22,418 was presented within Other non-current assets, net on the Consolidated Balance Sheets.
In addition to the revenue recognized under ASC 606 as discussed above, in the fourth quarter of 2024, the Company novated an LNG supply contract to a customer, and the Company received $295,558 in 2024, including a prepayment of $60,000 that was received in the third quarter of 2024. As this payment was non-refundable and relieved the Company of a portion of its guarantee obligation under this arrangement (Note 21), these payments were recognized as contract novation income with the revenue and income caption in the Consolidated Statements of Operations and Comprehensive (Loss) Income.
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

Period	Revenue
2025	$362,657
2026	709,063
2027	707,329
2028	691,558
2029	677,365
Thereafter	9,120,982
Total	$12,268,954
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
Lessor arrangements
Vessels that are chartered to customers under operating leases are recognized within Vessels in Note 15. Vessels included in the Energos Formation Transaction, including those vessels chartered to third parties, continue to be recognized on the Consolidated Balance Sheets, and as such, the carrying amount of these vessels that are leased to third parties under operating leases is as follows:

	December 31, 2024	December 31, 2023
Property, plant and equipment	$602,192	$686,683
Accumulated depreciation	(83,135)	(69,977)
Property, plant and equipment, net	$519,057	$616,706
The components of lease income from vessel operating leases for the years ended December 31, 2024, 2023 and 2022 are shown below. As the Company has not recognized the sale of all of the vessels included in the Energos Formation Transaction, the operating lease income shown below for the years ended December 31, 2024, 2023, and 2022 respectively, includes revenue from third-party charters of vessels included in the Energos Formation Transaction.

	December 31, 2024	December 31, 2023	December 31, 2022
Operating lease income	$194,913	$276,113	$328,366
Variable lease income	17,696	730	22,940
Total operating lease income	$212,609	$276,843	$351,306
Prior to the completion of the Energos Formation Transaction, the Company's charter of the Nanook was accounted for as a finance lease, and the Company recognized interest income of $28,643 for the year ended December 31, 2022, related to the finance lease, which was presented within Other revenue in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company also recognized revenue of $5,852 for the year ended December 31, 2022, related to the operation and services agreement and variable charter revenue within Vessel charter revenue in the Consolidated Statements of Operations and Comprehensive (Loss) Income.
The Company recognized the sale of the net investment in the finance lease of the Nanook as part of the Energos Formation Transaction. Proceeds of $593,000 were allocated to the sale of this financial asset, and upon derecognition of the finance lease, a loss of $14,598 was recognized as Other expense (income), net, in the Consolidated Statements of Operations and Comprehensive (Loss) Income for the year ended December 31, 2022.
Subsequent to the Energos Formation Transaction, all cash receipts on long-term vessel charters will be received by Energos. As such, future cash receipts from both operating leases and finance leases were not significant as of December 31, 2024.
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
As of December 31, 2024 and 2023, ROU assets, current lease liabilities and non-current lease liabilities consisted of the following:

	December 31, 2024	December 31, 2023
Operating right-of-use assets	$599,937	$538,055
Finance right-of-use assets (1)	18,796	50,330
Total right-of-use assets	$618,733	$588,385

Current lease liabilities:
Operating lease liabilities	$124,391	$135,867
Finance lease liabilities	3,971	28,681
Total current lease liabilities	$128,362	$164,548
Non-current lease liabilities:
Operating lease liabilities	$471,961	$390,519
Finance lease liabilities	3,200	15,975
Total non-current lease liabilities	$475,161	$406,494
(1)Finance lease ROU assets are recorded net of accumulated amortization of $8,134 and $21,470 as of December 31, 2024 and 2023, respectively.
During 2024, the Company terminated the finance lease of certain turbines and purchased the turbines. Immediately subsequent to the purchase of the turbines, the assets were sold as part of the sale of assets to PREPA (Refer to Note 5). The termination of the lease resulted in the write-off of the right-of-use asset and lease liability of $23,431 and $29,443, respectively, which was included in the book value of the turbines and the related loss upon sale.
In addition, the Company terminated the operating lease of three turbines during 2024. The termination of the lease resulted in the write-off of the right-of-use asset and lease liability of $21,821 and $25,762 respectively, and a loss on lease termination of $4,789 recognized within Other expense (income), net in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

For the years ended December 31, 2024, 2023, and 2022, the Company’s operating lease cost recorded within the Consolidated Statements of Operations and Comprehensive (Loss) Income was as follows:

	Year Ended December 31,
	2024	2023	2022
Fixed lease cost	$161,830	$109,873	$75,771
Variable lease cost	2,984	4,601	2,203
Short-term lease cost	8,603	23,903	20,129

Lease cost - Cost of sales	$147,539	$88,608	$87,610
Lease cost - Operations and maintenance	17,961	42,520	3,681
Lease cost - Selling, general and administrative	7,917	7,249	6,812

For the years ended December 31, 2024, 2023 and 2022, the Company has capitalized $36,288, $61,320 and $20,403 of lease costs, respectively. Capitalized costs include vessels and port space used during the commissioning of development projects. Short-term lease costs for vessels chartered by the Company to transport inventory from a supplier’s facilities to the Company’s storage locations are capitalized to inventory.
The Company has leases of ISO tanks and a parcel of land that are recognized as finance leases. For the years ended December 31, 2024, 2023 and 2022, the Company’s finance interest expense and amortization recorded in Interest expense and Depreciation and amortization, respectively, within the Consolidated Statements of Operations and Comprehensive (Loss) Income were as follows:

	Year Ended December 31,
	2024	2023	2022
Interest expense related to finance leases	$981	$3,706	$852
Amortization of right-of-use asset related to finance leases	6,132	19,337	1,512
Cash paid for operating leases is reported in operating activities in the Consolidated Statements of Cash Flows. Supplemental cash flow information related to leases was as follows for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Operating cash outflows for operating lease liabilities	$175,862	$133,132	$96,698
Financing cash outflows for finance lease liabilities	9,500	21,187	3,697
Right-of-use assets obtained in exchange for new operating lease liabilities	206,344	265,537	135,075
Right-of-use assets obtained in exchange for new finance lease liabilities	—	47,672	—

The future payments due under operating and finance leases as of December 31, 2024 are as follows:

	Operating Leases	Financing Leases
2025	$175,222	$4,263
2026	110,417	2,592
2027	110,468	89
2028	109,062	89
2029	85,023	89
Thereafter	240,447	763
Total Lease Payments	$830,639	$7,885
Less: effects of discounting	234,287	714
Present value of lease liabilities	$596,352	$7,171

Current lease liability	$124,391	$3,971
Non-current lease liability	471,961	3,200
As of December 31, 2024, the weighted-average remaining lease term for operating leases was 6.8 years and finance leases was 3.0 years. Because the Company generally does not have access to the rate implicit in the lease, the incremental borrowing rate is utilized as the discount rate. The weighted average discount rate associated with operating leases as of December 31, 2024 and 2023 was 10.3% and 10.1%, respectively. The weighted average discount rate associated with finance leases as of December 31, 2024 and 2023 was 5.2% and 8.2%, respectively.
9. Financial instruments
Commodity risk management
The Company has utilized commodity swap transactions to manage exposure to changes in market pricing of natural gas or LNG. Realized and unrealized gains and losses on these transactions have been recognized in Cost of sales in the Consolidated Statements of Operations and Comprehensive (Loss) Income.
•During the fourth quarter of 2022, the Company entered into a commodity swap transaction to swap market pricing exposure for approximately 6.8 TBtus for a fixed price of $40.55 per MMBtu. The swap settled during the first quarter of 2023 resulting in a gain of $41,315 recognized as a reduction to Cost of sales in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The gain was comprised of a realized gain of $146,112 and the reversal of the unrealized gain of $104,797 recognized in the fourth quarter of 2022.
•In January 2023, the Company entered into a series of commodity swap transactions. Realized losses of $8,495 for the year ended December 31, 2023 on these instruments have been recognized in Cost of sales in the Consolidated Statements of Operations and Comprehensive (Loss) Income. All swaps were settled prior to December 31, 2023.
Interest rate and currency risk management
During 2023, the Company entered into a non-deliverable forward to secure the currency position of the Barcarena Debentures (defined below) which is denominated in U.S. dollars. The forward was settled, and the Company recorded a realized gain of $5,864 for the year ended December 31, 2023.
During 2024, the Company entered into a series of foreign exchange forward contracts and zero-cost collars to reduce exchange rate risk associated with U.S. dollar borrowings and expected capital expenditures. As of December 31, 2024, the notional amount of outstanding foreign exchange contracts was approximately $211,547. These instruments are expected to settle through the third quarter of 2026. The Company recognized unrealized gains, net of $22,085 for the year ended December 31, 2024 f or these foreign currency contracts. The Company also recognized realized gains of $5,087 upon settlement of a portion of the foreign exchange contracts during the year ended December 31, 2024.
The Company does not hold or issue instruments for speculative purposes, and the counterparties to such contracts are major banking and financial institutions. Credit risk exists to the extent that the counterparties are unable to perform under the contracts; however, the Company does not anticipate non-performance by any counterparties.
The mark-to-market gain or loss on the interest rate swap, non-deliverable forward and other foreign exchange derivative instruments that are not intended to mitigate commodity risk are reported in Other expense (income), net in the Consolidated Statements of Operations and Comprehensive (Loss) Income.
Embedded contingent interest derivative
During 2024, the Company entered into a side letter with lenders in the Term Loan A Credit Agreement (defined below), under which the Company's interest on the Term Loan A (defined below) would increase by 2% if the lenders demand that the Company pursue a refinancing of the Term Loan A and the Company is not able to successfully refinance. This contingent interest feature meets the definition of a derivative and requires bifurcation from the debt host contract. Changes to the fair value of this derivative are recognized within Interest expense, net in the Consolidated Statements of Operations and Comprehensive (Loss) Income.
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

The Company uses the market approach when valuing investment in equity securities and foreign exchange forward contracts which are recorded in Prepaid expenses and other current assets, net, Other non-current assets, net and Other current liabilities on the Consolidated Balance Sheets as of December 31, 2024 and 2023.
The Company uses the income approach for valuing the contingent consideration derivative liabilities and embedded contingent interest derivative. The contingent consideration derivative liabilities represent consideration due to the sellers in asset acquisitions when certain contingent events occur and are recorded within Other current liabilities and Other long-term liabilities based on the timing of expected settlement. The embedded contingent interest derivative represents incremental interest payments due to the lenders when certain contingent events occur and is recorded within Other current liabilities and Other long-term liabilities based on the timing of expected payments.
The fair value of derivative instruments is estimated considering current interest rates, foreign exchange rates, closing quoted market prices and the creditworthiness of counterparties. The Company estimates fair value of the contingent consideration derivative liabilities using a discounted cash flows method with discount rates based on the average yield curve for bonds with similar credit ratings and matching terms to the discount periods as well as a probability of the contingent events occurring. The Company estimates fair value of the embedded contingent interest derivative using a discounted cash flows method with discount rate based on the effective interest rate for the debt host instrument as well as a probability of the contingent events occurring.
The following table presents the Company’s financial assets and financial liabilities, including those that are measured at fair value, as of December 31, 2024 and 2023:

	Level 1	Level 2	Level 3	Total
December 31, 2024
Assets
Investment in equity securities	$—	$—	$8,678	$8,678
Foreign exchange contracts	—	22,055	—	22,055

Liabilities
Foreign exchange contracts	—	1,168	—	1,168
Contingent consideration derivative liabilities	—	—	41,984	41,984
Embedded contingent interest derivative	—	—	10,629	10,629

December 31, 2023
Assets
Investment in equity securities	$—	$—	$7,678	$7,678

Liabilities
Contingent consideration derivative liabilities	—	—	37,832	37,832
The Company believes the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of December 31, 2024 and 2023 and are classified as Level 1 within the fair value hierarchy.
The table below summarizes the fair value adjustment to instruments measured at Level 3 in the fair value hierarchy. The adjustments to contingent consideration derivative liabilities and embedded contingent interest derivative for the years ended December 31, 2024, 2023 and 2022 are shown below:

	Year Ended December 31,
	2024	2023	2022
Contingent consideration derivative liabilities - Fair value adjustment - (gain) loss	$(1,959)	$(4,801)	$703
Embedded contingent interest derivative - Fair value adjustment - loss	1,798	—	—
During the years ended December 31, 2024 and 2023, the Company had no transfers in or out of Level 3 in the fair value hierarchy. During the first quarter of 2024, the Company sold substantially all of its investment in Energos; this investment had been accounted for as an equity method investment (Note 13). The Company retained an investment in Energos valued at $1,000, which is shown as a Level 3 investment in equity securities in the table above.

10. Restricted cash
As of December 31, 2024 and 2023, restricted cash consisted of the following:

	December 31, 2024	December 31, 2023
Cash restricted under the terms of loan agreements	$422,098	$102,079
Collateral for letters of credit and performance bonds	50,598	53,321
Total restricted cash	$472,696	$155,400
Uses of cash proceeds under the BNDES Term Loan, Barcarena Debentures and PortoCem Debentures (see Note 20) are restricted to certain payments to construct the Company's power plants in Brazil.
11. Inventory
As of December 31, 2024 and 2023, inventory consisted of the following:

	December 31, 2024	December 31, 2023
LNG and natural gas inventory	$67,232	$75,417
Automotive diesel oil inventory	7,934	10,121
Bunker fuel, materials, supplies and other	28,058	28,146
Total inventory	$103,224	$113,684
Inventory is adjusted to the lower of cost or net realizable value each quarter. Changes in the value of inventory are recorded within Cost of sales in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company recognized an adjustment to inventory of $6,232 during the year ended December 31, 2023. In the second quarter of 2023, the Company acquired a spot cargo at a higher cost to obtain a new customer contract (Note 29), and the net realizable value of this cargo was below the cost. No inventory adjustments were recognized during the years ended December 31, 2024 or December 31, 2022.
12. Prepaid expenses and other current assets
As of December 31, 2024 and 2023, prepaid expenses and other current assets consisted of the following:

	December 31, 2024	December 31, 2023
Prepaid expenses	$28,667	$31,490
Recoverable taxes	98,101	80,630
Contract assets (Note 7)	44,902	8,714
Due from affiliates	2,627	1,566
Assets held for sale	—	21,265
Other current assets	31,199	69,439
Total prepaid expenses and other current assets, net	$205,496	$213,104
During 2023, the Company began to sub-charter the Winter, a vessel included in the Energos Formation Transaction, and an asset was recorded representing the existing charterer's remaining payments to Energos, which was $59,074 as of December 31, 2023. The Company also recognized a liability of $49,400 as of December 31, 2023 (see Note 19) representing the Company's obligation to pay sub-charter payments until the vessel is chartered directly from Energos. The sub-charter was terminated during the third quarter of 2024, and the Company derecognized both the sub-charter asset and liability.

The remaining balance of other current assets as of December 31, 2024 and 2023 primarily consists of derivative assets recognized for foreign currency exchange contracts (Note 9) and deposits.
Assets held for sale
In December 2023, the Company entered into an agreement to sell the vessel, Mazo, for $22,400; and as such, the vessel was classified as held for sale as of December 31, 2023. In conjunction with the classification to held for sale, the Company recognized an impairment of $10,958 within Asset impairment expense in the Consolidated Statements of Operations and Comprehensive (Loss) Income. Nonrecurring, Level 2 inputs were used to estimate the fair value of the vessel for the purpose of recognizing the impairment. The sale closed in 2024, resulting in a gain of $392.
13. Equity method investments
Changes in the balance of the Company’s equity method investments are as follows:

	December 31, 2024	December 31, 2023
Equity method investments as of beginning of period	$137,793	$392,306
Capital contributions	6,794	1,501
Dividends	—	(5,830)
Equity in earnings of investees	—	15,249
Other-than-temporary impairment	—	(5,277)
Sale of equity method investments	(144,587)	(260,156)
Equity method investments as of end of period	$—	$137,793
At December 31, 2023, the carrying value of the Company’s equity method investments was less than its proportionate share of the underlying net assets of its investees by $5,277.
Energos
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
In February 2024, the Company sold substantially all of its stake in Energos. As a result of the transaction, the Company has recognized an other than temporary impairment ("OTTI") of the investment in Energos totaling $5,277 for the year ended December 31, 2023, and this loss was recognized in Income (loss) from equity method investments in the Consolidated Statements of Operations and Comprehensive (Loss) Income. Nonrecurring, Level 2 inputs were used to estimate the fair value of the investment for the purpose of recognizing the OTTI. The sale was completed on February 14, 2024 and the Company received proceeds of $136,365, resulting in a loss of $7,222 presented within Other expense (income), net in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company retained an investment in Energos valued at $1,000, which has been recognized within Other non-current assets. Following the disposition of substantially all of the stake in Energos, the Company no longer has significant influence over Energos.
Due to the timing and availability of financial information of Energos, the Company recognized its proportional share of the income or loss from the equity method investment on a financial reporting lag of one fiscal quarter. For the years ended December 31, 2023 and 2022, the Company has recognized earnings from Energos of $9,263 and $2,788, respectively. There were no earnings from Energos for the year ended December 31, 2024.
Hilli LLC
On March 15, 2023, the Company completed a transaction with Golar LNG Limited ("GLNG") for the sale of the Company's investment in the common units of Hilli LLC in exchange for approximately 4.1 million NFE shares and

$100,000 in cash (the "Hilli Exchange"). In the fourth quarter of 2022, the Company recognized an OTTI on the investment in Hilli LLC of $118,558; this impairment was recognized in Income (loss) from equity method investments in the Consolidated Statements of Operations and Comprehensive (Loss) Income. Upon completion of the Hilli Exchange, a loss on disposal of $37,401 was recognized in Other expense (income), net in the Consolidated Statements of Operations and Comprehensive (Loss) Income. As a result of the Hilli Exchange, the Company no longer has an ownership interest in the Hilli. NFE shares received from GLNG were cancelled upon closing of the Hilli Exchange.
14. Construction in progress
The Company’s construction in progress activity during the years ended December 31, 2024 and 2023 is detailed below:

	December 31, 2024	December 31, 2023
Construction in progress as of beginning of period	$5,348,294	$2,418,608
Additions	2,247,592	3,438,895
Impact of currency translation adjustment	(196,854)	30,989
Assets placed in service	(3,824,643)	(540,198)
Construction in progress as of end of period	$3,574,389	$5,348,294
Interest expense of $486,396, $295,809 and $94,454, inclusive of amortized debt issuance costs, was capitalized for the years ended December 31, 2024, 2023 and 2022, respectively. Recoverable taxes of $45,996 were capitalized for the year ended December 31, 2024 and represents non-cash addition to Construction in progress.
The Company's first Fast LNG project was placed into service for accounting purposes in the fourth quarter of 2024, and $3,573,382 was transferred to Property, plant and equipment, net. Assets placed in service during 2024 also include the Company's LNG receiving facility located on the southern coast of Brazil (the “Santa Catarina Facility”).
The Company has significant development activities in Latin America. The successful completion of these development projects is subject to various risks, such as obtaining government approvals, identifying suitable sites, securing financing and permitting, and ensuring contract compliance.
15. Property, plant and equipment, net
As of December 31, 2024 and 2023, the Company’s property, plant and equipment, net consisted of the following:

	December 31, 2024	December 31, 2023
LNG liquefaction facilities	$3,316,504	$63,316
Vessels	1,575,299	1,494,433
Terminal and power plant equipment	630,822	668,927
Gas pipelines	323,196	66,319
Power facilities	283,470	273,978
ISO containers and other equipment	66,766	97,984
Land	51,897	54,324
Leasehold improvements	49,862	139,967
Accumulated depreciation	(455,009)	(377,833)
Total property, plant and equipment, net	$5,842,807	$2,481,415
LNG liquefaction facilities includes the Company's first Fast LNG project, which was placed into service in the fourth quarter of 2024.
The book value of the vessels that was recognized due to the failed sale leaseback in the Energos Formation Transaction as of December 31, 2024 and 2023 was $1,272,334 and $1,293,384, respectively.

Depreciation expense for the years ended December 31, 2024, 2023 and 2022 totaled $144,166, $141,069 and $104,823, respectively, of which $511, $905 and $954, respectively, is included within Cost of sales in the Consolidated Statements of Operations and Comprehensive (Loss) Income.
16. Goodwill and intangible assets
Goodwill
The Company allocated $10,410 of goodwill from the Terminal and Infrastructure Reporting unit to the sale of the Miami Facility disposal group during the year ended December 31, 2024 on a relative fair value basis. As of December 31, 2024 and December 31, 2023, the carrying amount of goodwill within the Terminals and Infrastructure reporting unit and Ships reporting unit was $750,412 and $15,938, and $760,822 and $15,938, respectively.
The Company performed a quantitative analysis as of October 1, 2024 and a qualitative analysis as of October 1, 2023. The Company concluded that the fair value of each reporting unit was greater than the carrying amount for both periods, and no goodwill impairment charges were recognized during the years ended December 31, 2024 and 2023.
Intangible assets
The following tables summarize the composition of intangible assets as of December 31, 2024 and 2023:

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Weighted Average Life
Definite-lived intangible assets
Acquired capacity reserve contract	$162,045	$(5,942)	$(31,301)	$124,802	17
Favorable vessel charter contracts	17,700	(14,942)	—	2,758	4
Permits and development rights	61,894	(6,417)	(5,793)	49,684	34
Easements	1,555	(392)	—	1,163	30

Indefinite-lived intangible assets
Easements	1,191	—	(88)	1,103	n/a
Total intangible assets	$244,385	$(27,693)	$(37,182)	$179,510

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Weighted Average Life
Definite-lived intangible assets
Favorable vessel charter contracts	$17,700	$(10,615)	$—	$7,085	4
Permits and development rights	48,217	(5,557)	(291)	42,369	38
Easements	1,555	(341)	—	1,214	30

Indefinite-lived intangible assets
Easements	1,191	—	(44)	1,147	n/a
Total intangible assets	$68,663	$(16,513)	$(335)	$51,815
As of December 31, 2024 and 2023, the weighted-average remaining amortization periods for the intangible assets were 19.7 and 28.8 years, respectively. Amortization expense for the years ended December 31, 2024, 2023, and 2022 was $12,227, $26,853, and $37,162, respectively which were inclusive of reductions in expense for the amortization of unfavorable contract liabilities.

During the year ended December 31, 2023, certain favorable vessel charter contract intangibles with a gross carrying amount of $88,000 became fully amortized, and the gross carrying amount and accumulated amortization have been written-off. Additionally, a vessel charter contract was terminated during 2023, and the net book value of the intangible asset on the date of termination of $9,553 was recognized as an impairment in the Consolidated Statements of Operations and Comprehensive (Loss) Income.
In the third quarter of 2023, An Bord Pleanála ("ABP"), Ireland's planning commission, denied the Company's application for the development of an LNG terminal and power plant in Shannon, Ireland. The Company challenged this decision, and in September 2024, the High Court of Ireland ruled that ABP did not have appropriate grounds for the denial of the permit. In November, ABP sought leave to appeal the High Court's decision, the High Court has not yet heard the request to leave appeal. If the leave is not granted, then ABP will be directed to reconsider our permit application on accordance with Irish Law. The continued development of this project is uncertain and there are multiple risks, including regulatory risks, that could preclude the development of this project, and the results of these risks could have a material effect to the Company's results of operations.
The estimated aggregate amortization expense for each of the next five years is:

Year ended December 31:
2025	$12,312
2026	9,553
2027	9,553
2028	9,553
2029	9,553
Thereafter	127,883
Total	$178,407
17. Other non-current assets, net
As of December 31, 2024 and 2023, Other non-current assets consisted of the following:

	December 31, 2024	December 31, 2023
Long term receivables	$114,677	$—
Contract asset, net (Note 7)	20,270	19,901
Cost to fulfill (Note 7)	20,592	22,418
Financing costs	57,568	11,923
Other	59,792	72,661
Total other non-current assets	$272,899	$126,903
In the fourth quarter of 2024, the Company novated an LNG supply contact to a customer (Note 7). In conjunction with this novation, the Company agreed to guarantee the performance of the LNG supplier (Note 21). In exchange for this guarantee, the Company will receive payments totaling $126,668 from the counterparty. These payments will be made between the third quarter of 2026 through the first quarter of 2028, and the discounted value of the payment stream of $114,677 has been recorded as a long-term receivable.
Financing costs includes deferred costs associated with the Company's Revolving Facility and the undrawn portion of the Term Loan A (both defined below). Other non-current assets includes the development costs for hosted software products, foreign exchange contracts and investments in equity securities, which includes investments without a readily determinable fair value of $8,678 and $7,678 as of December 31, 2024 and 2023, respectively. The Company has not recognized any gains or losses in the value of these investments during 2024.

18. Accrued liabilities
As of December 31, 2024 and 2023, Accrued liabilities consisted of the following:

	December 31, 2024	December 31, 2023
Accrued development costs	$113,193	$286,030
Accrued interest	84,566	82,507
Accrued inventory	93,319	4,855
Accrued bonuses	37,415	41,356
Other accrued expenses	62,866	56,927
Total accrued liabilities	$391,359	$471,675
19. Other current liabilities
As of December 31, 2024 and 2023, Other current liabilities consisted of the following:

	December 31, 2024	December 31, 2023
Derivative liabilities	$29,417	$19,450
Contract liabilities (Note 7)	14,415	65,287
Income tax payable	88,607	54,040
Due to affiliates	11,530	9,579
Winter sub-charter liability	—	49,400
Other current liabilities	30,860	30,195
Total other current liabilities	$174,829	$227,951
During the fourth quarter of 2023, the Company began to sub-charter the Winter, a vessel included in the Energos Formation Transaction, and a liability was recorded representing the Company's obligation to pay sub-charter payments until the vessel is chartered directly from Energos. The Company also recognized an asset of $59,074 (see Note 12) representing the charterer's remaining payments to Energos. The sub-charter was terminated during the third quarter of 2024, and the Company derecognized both the sub-charter asset and liability.
The remaining balance of other current liabilities as of December 31, 2024 primarily consists of recoverable taxes payable.

20. Debt
As of December 31, 2024 and 2023, debt consisted of the following:

	December 31, 2024	December 31, 2023
Corporate debt
Senior Secured Notes, due November 2029	$2,728,269	$—
Senior Secured Notes, due September 2026	509,022	1,486,374
Senior Secured Notes, due March 2029	233,789	—
Senior Secured Notes, due September 2025	—	1,245,662
Revolving Facility	1,000,000	866,600
Term Loan B, due October 2028	776,353	771,420
Term Loan A, due July 2027	321,573	—
Short-term Borrowings	179,890	182,270
Sale leaseback financing
Vessel Financing Obligation, due August 2042	1,366,293	1,359,995
Tugboat Financing, due December 2038	46,224	46,728
Asset level financing
PortoCem Debentures, due September 2040	729,259	—
BNDES Term Loan, due October 2045	350,525	—
South Power 2029 Bonds, due May 2029	217,871	216,993
Barcarena Debentures, due October 2028	194,571	175,025
Turbine Financing, due July 2027	142,549	—
EB-5 Loan, due July 2028	98,647	61,614
Barcarena Term Loan, due February 2024	—	199,678
Equipment Notes, due July 2026	—	190,789
Total debt	$8,894,835	$6,803,148
Current portion of long-term debt	$539,132	$292,625
Long-term debt	8,355,703	6,510,523
Long-term debt is recorded at amortized cost on the Consolidated Balance Sheets. The fair value of the Company's long-term debt was $9,087,890 and $6,835,487 as of December 31, 2024 and 2023, respectively, and was classified as Level 2 within the fair value hierarchy. The Company's debt arrangements include cross-acceleration clauses whereby events of default under an individual debt agreement can lead to acceleration of principal under other debt arrangements.
Our outstanding debt as of December 31, 2024 is repayable as follows:

December 31, 2024
2025	$539,132
2026	712,903
2027	1,270,843
2028	1,184,328
2029	3,139,164
Thereafter	2,180,726
Total debt	$9,027,096
Less: deferred finance charges	(132,261)
Total debt, net deferred finance charges	$8,894,835

The Company's future payments for the Vessel Financing Obligation include the expected carrying value of vessels that will be derecognized at the end of the lease term. The future payments also include third-party charter payments that will be received by Energos and included as part of debt service.
2024 Exchange Transactions
On November 6, 2024, the Company entered into an exchange and subscription agreement (the “Exchange and Subscription Agreement”) with certain holders (the “Supporting Holders”) of the Company’s outstanding 2026 Notes and 2029 Notes (each defined below). Pursuant to the Exchange and Subscription Agreement (i) NFE Financing LLC (“NFE Financing”), an indirect subsidiary of NFE, sold to the Supporting Holders approximately $1,210,396 aggregate principal amount of NFE Financing’s 12.0% Senior Secured Notes due 2029 (the “New 2029 Notes”) (the transactions described in clause (i), the “Subscription Transactions”) and (ii) NFE Financing issued to the Supporting Holders approximately $1,519,731 aggregate principal amount of New 2029 Notes in a dollar-for-dollar exchange for a portion of the Company’s 2026 Notes and 2029 Notes (the transactions described in clause (ii), the “Exchange Transactions” and together with the Subscription Transactions, the “Refinancing Transactions”).
NFE Financing issued $2,730,127 aggregate principal amount of New 2029 Notes pursuant to the Refinancing Transactions. The Company utilized $886,648 of these net proceeds from the Subscription Transactions to repay in full the outstanding aggregate principal amount and accrued interest on the 2025 Notes. The remainder of the net proceeds from the New 2029 Notes issued pursuant to the Subscription Transactions will be used for general corporate purposes.
Pursuant to the Exchange and Subscription Agreement, upon consummation of the Refinancing Transactions, the Supporting Holders received a commitment fee equal to either (i) 5% of the aggregate principal amount of such Supporting Holder’s New 2029 Notes, payable in shares of Class A common stock of the Company, at a price of $8.63 per share (the “Commitment Fee Shares”), (ii) 2% of the aggregate principal amount of such Supporting Holder’s New 2029 Notes, payable in kind in the form of additional New 2029 Notes (the “Commitment Fee Notes”), or (iii) a combination of the foregoing. The Company has issued 15,700,998 Commitment Fee Shares to the Supporting Holders in satisfaction of its commitment fee obligations under the Exchange and Subscription Agreement, and $5,368 Commitment Fee Notes were issued and included in the total New 2029 Notes issuance.
The New 2029 Notes were issued pursuant to, and are governed by, an indenture (the “New Notes Indenture”). The New 2029 Notes are senior, secured obligations of NFE Financing, and interest is payable semi-annually in arrears at a rate of 12.0% per annum on May 15 and November 15 of each year, beginning on May 15, 2025. The New Notes will mature on November 15, 2029, provided that the maturity date shall be accelerated to the date that is 91 days prior to the stated maturity date of any other indebtedness of the Company, subject to certain exceptions as described in the New Notes Indenture, if more than $100,000 aggregate principal amount of such other indebtedness remains outstanding on such date.
NFE Financing may redeem some or all of the New 2029 Notes at redemption prices set forth in the New Notes Indenture; such redemption prices and any “make-whole” premiums are based on the timing of the redemption. Further, upon the occurrence of certain other events, including change of control and certain distributions from the Company’s Brazil business, NFE Financing may be required to make an offer to repurchase all of the New 2029 Notes at prices specified in the New Notes Indenture.
The New 2029 Notes are guaranteed by NFE Financing’s wholly-owned subsidiary, Bradford County Real Estate Partners LLC (the “New Notes Guarantor”) which owns the Company’s land in Wyalusing, Pennsylvania. The New 2029 Notes are secured by first-priority liens on: (a) all assets of NFE Financing, including approximately 45% of the equity in the entity that owns the Company’s Brazil business, and 100% of the equity in the New Notes Guarantor and (b) all assets of the New Notes Guarantor.
The New Notes Indenture provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among others, acceleration and/or defaults of certain of the Company's other indebtedness. The New Notes Indenture and other credit agreements associated with certain intercompany loans of NFE Financing, limit the ability of the Company to, among other things, incur additional indebtedness, incur liens that secure indebtedness, make restricted payments, create dividend restrictions and other payment restrictions, sell or transfer certain assets, in each case subject to certain exceptions and qualifications set forth in the New Notes Indenture and other indentures.
The repayment of all of the 2025 Notes and the exchange of a portion of the 2026 Notes and 2029 Notes was treated as an extinguishment, and $11,442 of unamortized deferred debt issuance costs was recognized as a loss on extinguishment of debt in the Consolidated Statements of Operations and Comprehensive (Loss) Income. Fees paid to lenders, including the issuance of Commitment Fee Shares and Commitment Fee Notes, of $193,370 were included in the loss on extinguishment of debt. The Company also recognized $30,541 of loss on extinguishment of debt, which represents the fair value of the New 2029 Notes issued in excess of the carrying amount of debt exchanged or repaid. The New 2029 Notes are recorded at fair value and fees paid to third parties of $32,341 will be amortized over the term of the New 2029 Notes. As of December 31, 2024, total remaining unamortized deferred financing costs for the New 2029 Notes was $31,747.
In conjunction with the Refinancing Transactions, the Supporting Holders agreed to consent to certain amendments to the indentures pursuant to which the 2026 Notes (such indenture, the “Existing 2026 Notes Indenture”) and the 2029 Notes (such indenture, the “Existing 2029 Notes Indenture”) were issued. These amendments allow the Company to subordinate the liens on certain of the collateral securing the obligations under each of the Existing 2026 Notes Indenture and Existing 2029 Notes Indenture to the liens on the same collateral securing certain intercompany loans due to NFE Financing, and to remove all covenants and events of default that may be removed in compliance with terms of such indentures (the “Indenture Amendments”). The adoption of the Indenture Amendments required the consent of holders of at least 66.67% the outstanding principal amount of each of the 2026 Notes and 2029 Notes. The Company received the required level of consent, and subsequently executed a supplemental indenture to the Existing 2026 Notes Indenture (the “2026 Supplemental Indenture”) and a supplemental indenture to the Existing 2029 Notes Indenture (the “2029 Supplemental Indenture,” and, together with the 2026 Supplemental Indenture, the “Supplemental Indentures”) effecting the Amendments. The Supplemental Indentures became effective on December 5, 2024.2025 Notes
In September and December 2020, the Company issued an aggregate amount of $1,250,000 of 6.75% senior secured notes in private offerings pursuant to Rule 144A under the Securities Act (the “2025 Notes”). Interest was payable semi-annually in arrears on March 15 and September 15 of each year; no principal payments were due until maturity on September 15, 2025.
In connection with the offering of the 2029 Notes (defined below) in March 2024, the Company completed a cash tender offer to repurchase $375,000 of the outstanding 2025 Notes, for an aggregate repurchase price of $376,875. The tender offer was closed and the partial repurchase of the 2025 Notes was completed in the first quarter of 2024. The premium over the repurchase price of $1,875 was recognized as Loss on extinguishment of debt, net in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The remaining outstanding principal under the 2025 Notes was repaid in conjunction with the Refinancing Transactions.
2026 Notes
In April 2021, the Company issued $1,500,000 of 6.50% senior secured notes in a private offering pursuant to Rule 144A under the Securities Act (the “2026 Notes”). Interest is payable semi-annually in arrears on March 31 and September 30 of each year; no principal payments are due until maturity on September 30, 2026. The Company may redeem the 2026 Notes, in whole or in part, at any time prior to maturity, subject to certain make-whole premiums.
The 2026 Notes are guaranteed, jointly and severally, on a senior secured basis by certain domestic and foreign subsidiaries. Subsequent to the Refinancing Transactions, the 2026 Notes are subject to the 2026 Supplemental Indenture.
In connection with the issuance of the 2026 Notes, the Company incurred $25,240 in origination, structuring and other fees, which was deferred as a reduction of the principal balance of the 2026 Notes on the Consolidated Balance Sheets. As part of the Refinancing Transactions, the Company exchanged $989,121 of the 2026 Notes on a dollar-for-dollar basis for New 2029 Notes, resulting in a partial extinguishment. This partial extinguishment of the 2026 Notes resulted in the proportionate write-off of unamortized deferred financing fees, and as of December 31, 2024 and 2023, total remaining unamortized deferred financing costs for the 2026 Notes was $1,857 and $13,626, respectively.
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

The 2029 Notes are guaranteed on a senior secured basis by each domestic subsidiary and foreign subsidiary that is a guarantor under the 2026 Notes. Subsequent to the Refinancing Transactions, the 2029 Notes are subject to the 2029 Supplemental Indenture.
In connection with the issuance of the 2029 Notes, the Company incurred $14,171 in origination, structuring and other fees, which was deferred as a reduction of the principal balance of the 2029 Notes on the Consolidated Balance Sheets. As part of the Refinancing Transactions, the Company exchanged $513,272 of the 2029 Notes on a dollar-for-dollar basis for New 2029 Notes, resulting in a partial extinguishment. This partial extinguishment of the 2029 Notes resulted in the proportionate write-off of unamortized deferred financing fees, and as of December 31, 2024, total remaining unamortized deferred financing costs for the 2029 Notes was $2,939.
Revolving Facility
In April 2021, the Company entered into a credit agreement (the "Revolving Credit Agreement") for a $200,000 senior secured revolving credit facility (the "Revolving Facility"). Through December 31, 2023, the Revolving Facility was amended to increase the borrowing capacity to $950,000. In May 2024, the Company entered into an amendment which increased the borrowing capacity by $50,000, for a total capacity of $1,000,000. The amendments did not impact the interest rate or term of the Revolving Facility, and no deferred costs were written off. As of December 31, 2024 and 2023, $1,000,000 and $866,600 was outstanding under the Revolving Facility.
The borrowings under the Revolving Facility bear interest at a Secured Overnight Financing Rate ("SOFR") based rate plus a margin based upon usage of the Revolving Facility. The rates applicable to outstanding borrowings as of December 31, 2024 and 2023 were 8.22% and 8.29%, respectively. Borrowings under the Revolving Facility may be prepaid, at the option of the Company, at any time without premium.
Concurrent with the Refinancing Transactions, the Company entered into an amendment with certain lenders in the Revolving Facility (the "Consenting Lenders") to extend the maturity of their commitments to October 15, 2027. The Consenting Lenders hold $900,000 of the total revolving commitments. The applicable margin payable on revolving borrowings to the Consenting Lenders increased by 100 basis points. The Company is required to reduce the commitments with proceeds from certain assets sales and by certain amounts received from the settlement of the Company’s claims following the termination of the Company’s contract to provide emergency power services in Puerto Rico (Note 5). Notwithstanding these required reductions, the Company must reduce commitments for Consenting Lenders to $630,000 by September 30, 2025, and as such, $270,000 of the outstanding borrowings under the Revolving Facility have been recognized as current. The remainder of the Revolving Facility will mature in April 2026 with the potential for the Company to extend the maturity date once for a one-year increment.
The obligations under the Revolving Facility are guaranteed by certain of the Company's subsidiaries, including those that own the Company's offshore FLNG facility at Altamira ("FLNG1 Project") and Altamira Onshore Project (defined below), and are secured by substantially the same collateral securing the obligations under certain intercompany loans entered into in conjunction with the Refinancing Transactions, as well as the assets comprising the FLNG1 Project and Altamira Onshore Project. The Company is required to comply with the below covenants under the Revolving Facility and the Letter of Credit Facility (defined below):
•Beginning with the fiscal quarter ended March 31, 2025, for quarters in which the Revolving Facility is greater than 50% drawn, the Debt to EBITDA Ratio must be below the following: (i) 8.75 to 1.00, for the fiscal quarter ending March 31, 2025, (ii) 7.25 to 1.00, for the fiscal quarter ending June 30, 2025, (iii) 6.75 to 1.00, for the fiscal quarter ending September 30, 2025, (iv) 6.50 to 1.00, for the fiscal quarter ending December 31, 2025, (v) 7.25 to 1.00, for the fiscal quarters ending March 31, 2026 through September 30, 2026, and (vi) 6.75 to 1.00, for the fiscal quarter ending December 31, 2026 and each fiscal quarter thereafter.
•Beginning with fiscal quarter ended March 31, 2025, the Fixed Charge Coverage Ratio must be less than or equal to (i) 0.80 to 1.00, for the fiscal quarter ending March 31, 2025 and (ii) 1.00 to 1.00, for the fiscal quarter ending June 30, 2025 and each fiscal quarter thereafter.
•The Company is also required to maintain a minimum consolidated liquidity of (i) $50,000 as of the last day of each month, commencing as of October 31, 2024 and (ii) $100,000 as of the last day of any fiscal quarter, commencing as of December 31, 2024. The Company was in compliance with these covenants as of December 31, 2024.
The Revolving Credit Agreement contains usual and customary representations and warranties, usual and customary affirmative and negative covenants and events of default.
The Company incurred $5,398 in origination, structuring and other fees, associated with entry into the Revolving Facility, which includes additional fees to expand the facility in 2022. During the years ended December 31, 2024 and 2023, the Company incurred an additional $32,410 and $9,431, respectively, in fees in relation to the amendments. Each amendment has been accounted for as a modification, and these costs have been capitalized within Other non-current assets on the Consolidated Balance Sheets. As of December 31, 2024 and 2023, total remaining unamortized deferred financing costs for the Revolving Facility was $38,190 and $11,923, respectively.
Letter of Credit Facility
In July 2021, the Company entered into an uncommitted letter of credit and reimbursement agreement (the "Letter of Credit Agreement") with a bank for the issuance of letters of credit for an aggregate amount of up to $75,000 (the“Letter of Credit Facility”). Through December 31, 2023, the Letter of Credit Facility was amended multiple times to increase the availability to $350,000. As at December 31, 2024, the Letter of Credit Facility had a limit of $315,000, and outstanding letters of credit have an interest rate of 3.35%. The Company had an unutilized Letter of Credit Facility balance of $69,000 as at December 31, 2024.
The Letter of Credit Agreement contains usual and customary representations and warranties, usual and customary affirmative and negative covenants and events of default. The Company is required to comply with the financial covenants applicable to the Revolving Facility.
Term Loan B Credit Agreement
On August 3, 2023, the Company entered into a credit agreement (the “Bridge Term Loan Agreement”) pursuant to which the lenders funded term loans (the “Bridge Term Loans”) to the Company in an aggregate principal amount of $400,000. The Bridge Term Loans were initially set to mature on August 1, 2024 and were payable in full on the maturity date. The Bridge Term Loans bore interest at a per annum rate equal to Adjusted Term SOFR (as defined in the Bridge Term Loan Agreement) plus 3.50%.
On October 30, 2023, the Company entered into a credit agreement (the “Term Loan B Agreement”) pursuant to which the lenders funded term loans to the Company in an aggregate principal amount of $856,000 ("Term Loan B"). Borrowings were issued at a discount, and the Company received proceeds of $787,520. The proceeds from the Term Loan B issuance were used to repay the Bridge Term Loans and may be used for working capital and other general corporate purposes. The Term Loan B will mature on the earliest of (i) October 30, 2028 if the 2026 Notes are refinanced in full prior to their maturity and (ii) July 31, 2026, if any of the 2026 Notes remain outstanding as of such date. Quarterly principal payments of approximately $2,140 are required beginning March 2024.
The obligations under the Term Loan B are guaranteed by certain of the Company's subsidiaries, including those that own the Company's FLNG1 Project and Altamira Onshore Project (defined below). The Term Loan B is secured by substantially the same collateral as the first lien obligations under the 2026 Notes, the Revolving Facility, and, in addition, is secured by assets compromising the Company's FLNG1 Project.
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

In connection with the execution of the Bridge Term Loan Agreement and the Term Loan B Agreement, the Company incurred $17,719 in origination, structuring and other fees. The repayment of the Bridge Term Loans with borrowings under the Term Loan B Agreement was treated as a modification, and fees attributable to lenders that participated in the Bridge Term Loans will be amortized over the life of the Term Loan B Agreement; additional third-party fees associated with such lenders of $1,578 were recognized as expense in Transaction and integration costs. Additional fees for new lenders participating in the Term Loan B were recognized as a reduction of the principal balance on the Consolidated Balance Sheets. As of December 31, 2024 and 2023, total remaining unamortized deferred financing costs, including the unamortized original issue discount, for the Term Loan B were $71,087 and $84,580, respectively.
Term Loan A Credit Agreement
In July 2024, the Company entered into a credit agreement ("Term Loan A Credit Agreement") for a senior secured, multiple draw term loan facility in an aggregate principal amount of up to $700,000 ("Term Loan A"). Proceeds will be used to pay costs of the construction and development of the Company's onshore FLNG project in Altamira (the “Altamira Onshore Project”). During the year ended December 31, 2024, the Company drew $350,000 on the Term Loan A. The remaining commitments for subsequent funding expire on the earliest of June 30, 2026, the date of completion of the Onshore Altamira Project (the “Completion Date”) and the date that the commitments are reduced to zero or terminated.
The obligations under the Term Loan A Credit Agreement are guaranteed, jointly and severally, on a senior secured basis by each subsidiary that is a guarantor under the 2026 Notes, 2029 Notes, the Company’s Revolving Facility, the Company’s letter of credit facility (the “Letter of Credit Facility”) and the Company’s Term Loan B, other than the guarantors comprising the FLNG1 Project (who guarantee the Revolving Facility, the Letter of Credit Facility, and the Term Loan B). The obligations under the Term Loan A Credit Agreement are secured by substantially the same collateral as the collateral securing such facilities, with the exception of the collateral comprising the FLNG1 Project (which secures the Revolving Facility, the Letter of Credit Facility, and the Term Loan B). Additionally, the Term Loan A is guaranteed by the entities, and secured by the assets, comprising the Onshore Altamira Project. An equal priority intercreditor agreement governs the treatment of the collateral.
The Term Loan A will mature in July 2027 and is payable in full on the maturity date. In the event that the Company’s existing 2026 Notes are not refinanced or repaid at least 60 days prior to maturity, amounts outstanding under the Term Loan A will become due and payable on such date. The Company may prepay the Term Loan A at its option without premium or penalty at any time subject to customary break funding costs. The Company is required to prepay the Term Loan A with the net proceeds of certain asset sales, condemnations, debt and convertible securities issuances, and extraordinary receipts related to the Onshore Altamira Project. Additionally, commencing with the first fiscal quarter after the Completion Date, the Company will be required to prepay the Term Loan A with the Onshore Altamira Project’s Excess Cash Flow (as defined in the Term Loan A Credit Agreement).
The Term Loan A will bear interest at a per annum rate equal to Term SOFR plus 3.75%, or at a base rate plus 2.75%. The interest rate on the Term Loan A will increase by 0.25% every 180 days beginning on June 30, 2025.
The Term Loan A Credit Agreement contains usual and customary representations, warranties and affirmative and negative covenants for financings of this type, including certain representations and warranties related to the Onshore Altamira Project. The Term Loan A Credit Agreement includes certain other covenants related solely to the Onshore Altamira Project, including limitations on capital expenditures, restrictions on additional accounts, and restrictions on amendments or termination of certain material documents related to the Onshore Altamira Project. The Company must also comply with certain financial covenants consistent with those under the Revolving Facility, including Debt to EBITDA Ratio and minimum consolidated liquidity.
In connection with the issuance of the Term Loan A, the Company incurred $39,227 in origination, structuring and other fees, which was capitalized in Other non-current assets on the Consolidated Balance Sheet as the Term Loan A is a delayed draw term loan. During the year ended December 31, 2024, $16,142 of fees were reclassified as a reduction of the principal balance of the Term Loan A on the Consolidated Balance Sheets as each draw was made. In addition, the Company recorded a debt discount of $8,830 as a result of an embedded derivative (Note 9). As of December 31, 2024, total remaining unamortized deferred financing costs and debt discount reducing the principal balance was $28,426.

Short-term Borrowings
The Company has an LNG cargo financing arrangement where it may, from time to time, enter into sales and repurchase agreements with a financial institution, whereby the Company sells to the financial institution an LNG cargo and concurrently enters into an agreement to repurchase the same LNG cargo immediately with the repurchase price payable at a future date, generally not to exceed 90-days from the date of the sale and repurchase (the “Short-term Borrowings”). As of December 31, 2024, the Company had $179,890 due under repurchase arrangements with a weighted average interest rate of 8.87%. As of December 31, 2023, the Company had $182,270 due under repurchase arrangements with a weighted average interest rate of 9.68%.
Vessel Financing Obligation
In connection with of the Energos Formation Transaction (see discussion in Note 6), the Company entered into long-term time charter agreements for certain vessels for periods of up to 20 years. Vessels chartered to the Company at the time of closing were classified as finance leases. Additionally, the Company's charter of certain other vessels will commence only upon the expiration of the vessel's existing third-party charters. These forward starting charters prevented the recognition of a sale of the vessels to Energos. As such, the Company accounted for the Energos Formation Transaction as a failed sale-leaseback and has recorded a financing obligation for consideration received.
The Company continues to be the owner for accounting purposes of vessels included in the Energos Formation Transaction (except the Nanook), and as such, the Company recognizes revenue and operating expenses related to vessels under charter to third parties. Revenue recognized from these third-party charters form a portion of the debt service for the financing obligation; at inception of the arrangement, the effective interest rate on this financing obligation was approximately 15.9% and includes the cash flows that Energos receives from these third-party charters. Charter payments due in 2025 include $57,762 that will be treated as a payment of principal, and this amount is included within the current portion of long-term debt.
In connection with closing of the Energos Formation Transaction, the Company incurred $10,010 in origination, structuring and other fees, of which $2,995 was allocated to the sale of the Nanook and recognized as Other expense (income), net in the Consolidated Statements of Operations and Comprehensive (Loss) Income. Financing costs of $7,015 were allocated and deferred as a reduction of the principal balance of the financing obligation on the Consolidated Balance Sheets. As of December 31, 2024 and 2023, the remaining unamortized deferred financing costs for the Vessel Financing Obligation was $6,141 and $6,490, respectively.
Tugboat Financing
In December 2023, the Company sold and leased back four tugboat vessels for 15 years receiving proceeds of $46,728. ("Tugboat Financing"). The leasebacks of the tugboat vessels were classified as finance leases, and as such, the Company accounted for the Tugboat Financing as a failed sale-leaseback and has recorded a financing obligation for consideration received. The effective interest rate on this financing obligation is approximately 16.92%.
PortoCem Financings
As part of the PortoCem Acquisition, the Company assumed a term loan in the aggregate principal amount of R$141,445 million ($28,093 based on the exchange rate in effect on the acquisition date) due December 2024, bearing interest at a rate equal to the one-day interbank deposit rate in Brazil plus 5.0% (the "PortoCem BTG Loan"). Lenders under the PortoCem BTG Loan waived acceleration requirements in the event of a change in control in conjunction with the PortoCem Acquisition, and repayment of the PortoCem BTG Loan was required upon the earlier of PortoCem obtaining additional financing or the original maturity date of December 2024.
In April 2024, PortoCem and a syndicate of banks in Brazil entered into a commitment letter for R$2.9 billion of financing. PortoCem received funding under a short term credit note of R$600 million ("PortoCem Credit Note") from this syndicate that was due in July 2024, and a portion of the proceeds was used to repay the PortoCem BTG Loan.
In May 2024, the PortoCem Credit Note was replaced by a bridge financing agreement that allows PortoCem to borrow up to R$2.9 billion due in October 2025 ("PortoCem Bridge Loan"). PortoCem borrowed R$1.5 billion, and this funding was used to repay the PortoCem Credit Note and to begin the development and construction of a power plant to deliver under the capacity reserve contracts acquired in the PortoCem Acquisition. The PortoCem Bridge Loan bore interest at the one-

day interbank deposit futures rate in Brazil plus 4.25%, and no principal payments were required until maturity in October 2025.
In November 2024, PortoCem issued R$4.5 billion ($726,750 based on exchange rates in effect at December 31, 2024) of debentures to BNDES ("PortoCem Debentures"). Borrowings bear interest at 9.15%. No principal or interest payments are due until September 2027; at that point, PortoCem will begin to make semi-annual payments until maturity in September 2040. Proceeds received were utilized to repay the PortoCem Bridge Loan, and the remaining proceeds are restricted to fund the construction of the PortoCem Power Plant.
The PortoCem Debentures contain usual and customary representations and warranties, and usual and customary affirmative and negative covenants. The PortoCem Debentures do not contain any restrictive financial covenants.
The Company incurred $11,663 in origination, structuring and other fees in connection with the entry into the PortoCem Credit Note and the PortoCem Bridge Loan. The repayment of the PortoCem Bridge Loan was treated as an extinguishment, and the Company recognized $25,010 of repayment penalty and unamortized deferred financing fees as loss on extinguishment of debt in the Consolidated Statements of Operations and Comprehensive (Loss) Income at the time of repayment. The Company incurred $6,301 of new third party fees in conjunction with the repayment of the PortoCem Bridge Loan and issuance of the PortoCem Debentures. As of December 31, 2024, total remaining unamortized deferred financing costs for the PortoCem Debentures was $6,301.
Barcarena Financings
In October 2023, certain of the Company's Brazilian subsidiaries entered into two long-term financing arrangements, fully funding the construction of the Company's power plant located in Pará, Brazil (the "Barcarena Power Plant"). The parent of the owner of the Barcarena Power Plant entered into an agreement for the issuance of up to $200 million of convertible debentures maturing in October 2028 ("Barcarena Debentures") and issued $180 million of the Barcarena Debentures prior to December 31, 2023. The remaining series may be issued upon the achievement of certain conditions precedent. Interest on the Barcarena Debentures is due quarterly, and interest accrues at an annual rate of 12.0%, increasing 1.25% each year after the third anniversary of issuance. The Company is able to prepay the Barcarena Debentures, subject to certain make-whole penalties, and the Company is required to utilize certain excess cash flows from the Company's Brazilian operations to prepay principal.
The Barcarena Debentures are convertible into shares of one of the Company's indirect Brazilian subsidiaries on the maturity date at the creditors' option, based on the current fair value of this subsidiary's equity at the time of conversion.
The obligations under the Barcarena Debentures are guaranteed by certain indirect Brazilian subsidiaries that own the Barcarena Facility and the Santa Catarina Facility. NFE has also provided a parent company guarantee that will be released once the Barcarena Facility commences commercial operations. Brazilian subsidiaries guaranteeing these obligations are required to comply with customary affirmative and negative covenants, and the Barcarena Debentures also provides for customary events of default, prepayment and cure provisions.
The Company incurred $5,061 of structuring and other fees, and such fees were deferred as a reduction to the principal balance of the Barcarena Debentures. As of December 31, 2024 and 2023, the remaining unamortized deferred financing costs for the Barcarena Debentures were $3,085 and $4,975, respectively.
The owner of the Barcarena Power Plant entered into a credit agreement with BNDES, the Brazilian Development Bank (the "BNDES Credit Agreement"). The Company is able to borrow up to $355,566 under the BNDES Credit Agreement, segregated into three tranches based on the use of proceeds ("BNDES Term Loan"). The Company borrowed $344,735 under the BNDES Credit Agreement in 2024. Each tranche bears a different rate of interest ranging from 2.61% to 4.41% plus the fixed rate announced by BNDES. No principal payments are required until April 2026 and are due quarterly thereafter until maturity in 2045. Interest payments prior to April 2026 are made through an increase in the outstanding principal amount and are due quarterly thereafter.
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
South Power 2029 Bonds
In January 2022, NFE South Power Holdings Limited (“South Power”), a wholly owned subsidiary of NFE, entered into an agreement for the issuance of up to $285,000 secured bonds (“South Power 2029 Bonds”). The South Power 2029 Bonds are secured by, amongst other things, the Company’s combined heat and power plant in Clarendon, Jamaica (“CHP Plant”), and NFE has provided a guarantee of the obligations under the South Power 2029 Bonds. As of both December 31, 2024 and 2023, South Power had $221,824 of South Power 2029 Bonds issued and outstanding.
The South Power 2029 Bonds bear interest at an annual fixed rate of 6.50% and shall be partially repaid in quarterly installments beginning in August 2025 with the final repayment date in May 2029. Interest payments on outstanding principal balances are due quarterly.
South Power is required to comply with certain financial covenants as well as customary affirmative and negative covenants. The South Power 2029 Bonds also provide for customary events of default, prepayment and cure provisions. The Company was in compliance with all covenants as of December 31, 2024 and 2023.
As of December 31, 2024 and 2023, the remaining unamortized deferred financing costs for the South Power 2029 Bonds was $3,953 and $4,832, respectively.
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
The Turbine Financing contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants. The Turbine Financing does not contain any restrictive financial covenants. The Company was required to pay a deposit of approximately $5,963 that will be held by the lender throughout the term of the borrowing which was recorded in Other non-current assets, net on the Consolidated Balance Sheets.
Proceeds received were net of upfront fees due to the lender, and through December 31, 2024 the Company has incurred $2,136 in origination, structuring and other fees, associated with entry into the Turbine Financing. As of December 31, 2024, total remaining unamortized deferred financing costs for the Turbine Financing was $1,753.
EB-5 Loan Agreement
On July 21, 2023, the Company entered into a loan agreement under the U.S. Citizenship and Immigration Services EB-5 Program (“EB-5 Loan Agreement”) to pay for the development and construction of a new green hydrogen facility in Texas. The maximum aggregate principal amount available under the EB-5 Loan Agreement is $100,000, and outstanding borrowings bear interest at a fixed rate of 4.75%. The loan matures in 5 years from the initial advance with an option to extend the maturity by two one-year periods. It is expected that the loan will be secured by NFE's green hydrogen facility, and NFE has provided a guarantee of the obligations under the EB-5 Loan Agreement. In the year ended December 31, 2023, $62,

928 was funded under the EB-5 Loan Agreement, and the remaining availability of $37,072 was funded during the year ended December 31, 2024.
The EB-5 Loan Agreement contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants. The EB-5 Loan Agreement does not contain any restrictive financial covenants.
The Company has incurred $1,728 in origination, structuring and other fees associated with entry into the EB-5 Loan Agreement. As of December 31, 2024 and 2023, the total remaining unamortized deferred financing costs for the EB-5 Loan Agreement was $1,353 and $1,314, respectively.
Equipment Notes
In June 2023, the Company executed a Master Loan and Security Agreement with a lender to borrow up to $200,000 under promissory notes secured by certain turbines acquired in the first quarter of 2023 to support our grid stabilization project in Puerto Rico (the “Equipment Notes”). During 2023, the Company borrowed the full capacity bearing interest at approximately 7.68%, and the principal was partially repayable in monthly installments over the 36-month term of the loan with the balance due upon maturity in July 2026.
In conjunction with the execution of the APA to sell certain turbines to PREPA in March 2024 (Note 5), the Company repaid the Equipment Notes in full, releasing any liens held on the turbines prior to their sale. The balance outstanding as of the repayment date was $188,431, and the Company incurred a prepayment premium of 3%. The prepayment premium and any unamortized financing costs of $7,879 were recognized as Loss on extinguishment of debt, net in the Consolidated Statements of Operations and Comprehensive (Loss) Income.
Interest Expense
Interest and related amortization of debt issuance costs, premiums and discounts recognized during major development and construction projects are capitalized and included in the cost of the project. Interest expense, net of amounts capitalized, recognized for the years ended December 31, 2024, 2023 and 2022 consisted of the following:

	Year Ended December 31,
	2024	2023	2022
Interest per contractual rates	$561,477	$339,631	$227,960
Interest expense on Vessel Financing Obligation	192,107	211,745	91,405
Amortization of debt issuance costs, premiums and discounts	60,208	18,569	11,098
Interest expense incurred on finance lease obligations	981	3,706	852
Total interest costs	$814,773	$573,651	$331,315
Capitalized interest	486,396	295,809	94,454
Total interest expense	$328,377	$277,842	$236,861
Interest expense on the Vessel Financing Obligations includes non-cash expense of $120,962, $169,641, and $84,517 for the years ended December 31, 2024, 2023, and 2022, respectively, related to payments received by Energos from third party charterers.

21. Other Long-Term Liabilities

As of December 31, 2024 and 2023, Other long-term liabilities consisted of the following:

	December 31, 2024	December 31, 2023
Guarantee liability	$115,359	$—
Derivative liabilities	24,364	18,383
Contract liability (Note 7)	11,750	31,698
Other	14,885	5,546
Total other long-term liabilities	$166,358	$55,627
In the fourth quarter of 2024, the Company novated an LNG supply contact to a customer (Note 7). In conjunction with this novation, the Company agreed to guarantee the performance of the LNG supplier, and the fair value of the guarantee of $115,539 was recognized. In exchange for this guarantee, the customer will make payments to the Company between the third quarter of 2026 through the first quarter of 2028 totaling $126,668 (Note 17). The value of the guarantee will be recognized as Contract novation income in the Consolidated Statements of Operations and Comprehensive (Loss) Income as these installment payments become due.
22. Income Taxes
The components of the Company’s income (loss) before income taxes for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022
United States	$(161,471)	$287,768	$551,500
Foreign	(11,407)	376,621	(490,153)
Income before taxes	$(172,878)	$664,389	$61,347
Income tax expense is comprised of the following for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Current:
Domestic	$36,175	$47,198	$37,831
Foreign	27,868	53,377	118,266
Total current tax expense	64,043	100,575	156,097
Deferred:
Domestic	(11,391)	4,030	5,794
Foreign	16,857	10,908	(285,330)
Total deferred tax (benefit) expenses	5,466	14,938	(279,536)
Total provision for (benefit from) income taxes	$69,509	$115,513	$(123,439)

Effective Tax Rate
A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Income tax at the statutory rate	21.0%	21.0%	21.0%
Foreign tax rate differential	71.1	(12.1)	(25.5)
US taxation on foreign earnings	(7.5)	0.1	25.5
Impact from foreign operations	12.9	0.4	(10.7)
Change in valuation allowance	(155.8)	8.2	(22.9)
Income attributable to non-controlling interest	—	—	1.3
Effects of share-based compensation	(3.0)	0.3	(39.8)
Withholding taxes	(0.2)	0.6	12.6
Income tax credits	9.4	(4.8)	(0.3)
Sergipe Sale	—	—	(165.4)
Outside basis differences	—	0.1	(3.2)
Changes in deferred taxes and payable	14.0	—	—
Other	(2.1)	3.6	6.2
Effective income tax rate	(40.2%)	17.4%	(201.2%)
The Company has certain operations in jurisdictions that are not subject to income taxes or are subject to preferential tax rates. The effect of these earnings taxed at zero percent, as well as the impact of such preferential tax rates, are included in the foreign rate differential. The Organization for Economic Cooperation and Development is coordinating negotiations among more than 140 countries with the goal of achieving consensus around substantial changes to international tax policies, including the implementation of a minimum global effective tax rate of 15%. As of December 31, 2024, various countries have implemented the legislation, however, the legislation has not resulted in a material change to the income tax provision for the year ended December 31, 2024. As additional jurisdictions enact such legislation, the effective tax rate and cash tax payments could increase in future years.

The tax effect of each type of temporary difference and carryforward that give rise to a significant deferred tax asset or liability as of December 31, 2024 and 2023 are as follows:

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Accrued interest	$49,870	$37,735
IRC Section 163(j) interest carryforward	27,333	758
Federal and state net operating loss carryforward	658	2,063
Foreign net operating loss carryforward	256,863	123,386
Debt	362,942	289,820
Lease liability	126,743	106,293
Goodwill	43,004	47,043
Other	77,412	24,214
Total deferred tax assets	944,825	631,312
Valuation allowance	(450,072)	(188,036)
Deferred tax assets, net of valuation allowance	494,753	443,276

Deferred tax liabilities:
Property and equipment	(360,340)	(343,247)
Right-of-use assets	(126,764)	(107,919)
Intangibles	(46,077)	—
Deferred income	(132)	(20,714)
Capitalized costs	(20,542)	—
Other	(11,398)	(5,933)
Total deferred tax liabilities	$(565,253)	$(477,813)
Net deferred tax liabilities	$(70,500)	$(34,537)
Tax Attributes
United States
As of December 31, 2024, NFE has approximately $2,584 of federal and $2,927 of state net operating loss carry forwards. The federal and state net operating losses are generally allowed to be carried forward indefinitely and can offset up to 80 percent of future taxable income.
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
Foreign Jurisdictions
The Company’s foreign subsidiaries file income tax returns in certain foreign jurisdictions. As of December 31, 2024, the Company’s foreign subsidiaries have approximately $938,763 of net operating loss carry forwards, of which $254,294 will expire, if unused between 2028 and 2041, and the remaining $684,469 are allowed to be carried forward indefinitely.

Valuation Allowances
The following table summarizes the changes in the Company’s valuation allowance on deferred tax assets for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Balance at the beginning of the period	$188,036	$130,649
Change in valuation allowance	262,036	57,387
Balance at the end of the period	$450,072	$188,036
The change in valuation allowance was mainly due to increase in deferred tax asset related to debt extinguishment in the U.S. and increase in net operating losses in foreign jurisdictions for the year ended December 31, 2024.
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
Uncertain Taxes
The following table summarizes the changes in the Company’s unrecognized tax benefits for the years ended December 31, 2024 and 2023:

Year Ended December 31,
	2024	2023
Balance at the beginning of the period	$—	$—
Recognized in the income tax provision	—	—
Balance at the end of the period	$—	$—
Income Tax Examinations
The Company and its subsidiaries file income tax returns in the U.S. federal and various state and local jurisdictions, as well as various foreign jurisdictions. The Company filed its first corporate U.S. federal and state income tax returns for the period ended December 31, 2019. The U.S. Federal and state income tax returns filed for tax years 2021, 2022 and 2023 are open for examination. The Company is generally open to tax examinations in other foreign jurisdictions for a period of four to six years from the filing of the income tax return.
Undistributed Earnings
The Company has not recorded a deferred tax liability for undistributed earnings for any controlled foreign corporation as of December 31, 2024. The Company has unremitted earnings in certain jurisdictions where distributions can be made at no net tax cost. From time to time, the Company may remit these earnings. The Company has the ability and intent to indefinitely reinvest any earnings that cannot be remitted at no net tax cost. It is not practicable to estimate the amount of any additional taxes which may be payable on these undistributed earnings.
Preferential Tax Rates
The Company has subsidiaries incorporated in Bermuda. Under current Bermuda law, the Company is not required to pay taxes in Bermuda on either income or capital gains. The Company has received an undertaking from the Bermuda government that, in the event of income or capital gain taxes being imposed, it will be exempted from such taxes until 2035. On December 27, 2023, Bermuda enacted the Bermuda Corporate Income Tax Act 2023, which institutes a corporate income tax rate of 15% effective for tax years beginning January 1, 2025. As a result, such tax exemptions will not be valid beyond such subsidiaries' taxable year ending December 31, 2024, the impact of which has been included in the tax provision and was not material.
The Company’s Puerto Rican operations received tax decrees from the Puerto Rico government that affords the Company a 4% tax rate on qualifying income. The effect of the earnings taxed at a 4% foreign tax rate is included in the foreign rate differential line in the Company’s effective tax rate. For the years ended December 31, 2024 and 2023, the income tax benefits attributable to the tax decrees, before taking into consideration the impact on U.S. taxation and the associated U.S. foreign tax credits, are estimated to be approximately $142,776 ($(0.65) per share of issued and outstanding Class A common stock on a diluted basis) and $164,668 ($(0.80) per share of issued and outstanding Class A common stock on a diluted basis), respectively.
23. Commitments and contingencies
The Company is subject to certain legal and regulatory proceedings, claims and disputes that arise in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
24. Earnings per share

	Year Ended December 31,
	2024	2023	2022
Basic
Numerator:
Net (loss) income	$(242,387)	$548,876	$184,786
Net (loss) income attributable to non-controlling interests	(6,652)	(994)	9,693
Convertible preferred stock dividend	(3,462)	—	—
Deemed dividend from the preferred stock exchange	(17,605)	—	—
Net (loss) income attributable to Class A common stock	$(270,106)	$547,882	$194,479

Denominator:
Weighted-average shares - basic	217,578,487	205,942,837	209,501,298
Net (loss) income per share - basic	$(1.24)	$2.66	$0.93

Diluted
Numerator:
Net (loss) income	$(242,387)	$548,876	$184,786
Net (loss) income attributable to non-controlling interests	(6,652)	(994)	9,693
Convertible preferred stock dividend	(3,462)	—	—
Deemed dividend from the preferred stock exchange	(17,605)	—	—
Adjustments attributable to dilutive securities	(2,418)	(736)	—
Net (loss) income attributable to Class A common stock	$(272,524)	$547,146	$194,479

Denominator:
Weighted-average shares - diluted	218,622,419	206,481,977	209,854,413
Net (loss) income per share - diluted	$(1.25)	$2.65	$0.93

The following table presents potentially dilutive securities excluded from the computation of diluted net (loss) income per share for the years ended December 31, 2024, 2023 and 2022 because its effects would have been anti-dilutive.

	Year Ended December 31,
	2024	2023	2022
Unvested RSUs	1,579,802	—	—
Series B convertible preferred stock(1)	81,746	—	—
Equity agreement shares(2)	—	—	458,696
(1) Represents the number of unconverted Series B convertible preferred shares as of December 31, 2024. In December 2024, the Company received an irrevocable conversion notice for 15,000 shares. Refer to Note 4 for terms of conversion features.
(2) Represents Class A common stock that would be issued in relation to an agreement to issue shares executed in conjunction with a prior year asset acquisition.
During the year ended December 31, 2024, the Company paid dividends on the Series A Convertible Preferred Stock of $2,493. After the exchange of the Series A Convertible Preferred Shares with the Series B Convertible Preferred Shares in October 2024, the Company paid a dividend of $969 during the fourth quarter of 2024 (Refer to Note 4).
25. Stockholders' equity
Equity issuance
On October 1, 2024, the Company entered into an Underwriting Agreement with several underwriters to issue and sell 46,349,942 shares of the Company's Class A common stock, at a purchase price to the public of $8.63 per share, less underwriting discounts and commissions, in a registered public offering (the "Equity Offering"). The Company's Chief Executive Officer, Wesley R. Edens, agreed to purchase 5,793,742 shares at the public offering price per share and on the same terms as the other purchasers in the Equity Offering. The Equity Offering closed on October 2, 2024. The Company received net proceeds of approximately $386,583 after underwriters' discounts and commissions and the estimated offering expenses payable by the Company.
Dividends
The Company declared dividends of $0.10 per share totaling $61,517 during the year ended December 31, 2024, of which $41,010 have been paid. Under certain intercompany agreements entered into in conjunction with the Refinancing Transactions completed in the fourth quarter of 2024, New Fortress Energy Inc. is no longer permitted to pay dividends to shareholders. The Company paid quarterly dividends totaling $81,976 during the year ended December 31, 2023 representing $0.10 per Class A share. During 2022, the Company’s Board of Directors approved an update to its dividend policy and declared a dividend of $626,310, representing $3.00 per Class A share, which was paid in January 2023.
During each of the years ended December 31, 2024, 2023, and 2022, the Company paid dividends of $12,076 to holders of Golar LNG Partners LP's ("GMLP") 8.75% Series A Cumulative Redeemable Preferred Units (“GMLP Preferred Units”). As these equity interests have been issued by the Company’s consolidated subsidiaries, the value of the GMLP Preferred Units is recognized as non-controlling interest in the consolidated financial statements.
Upon the sale of the vessel Mazo (Refer to Note 12), one of the Company's non-wholly owned subsidiaries paid a dividend using proceeds from the sale. The dividend of $8,662 paid to the other shareholder in this subsidiary was recognized as a reduction to non-controlling interest during the first quarter of 2024.

26. Share-based compensation
The Company has granted RSUs to select officers, employees and certain non-employees under the Incentive Plan. The fair value of RSUs on the grant date is estimated based on the closing price of the underlying shares on the grant date. The following table summarizes the RSU activity for the year ended December 31, 2024:

	Restricted Stock Units	Weighted-average grant date fair value per share
Non-vested RSUs as of December 31, 2023	32,327	$27.12
Granted	2,786,112	32.66
Vested	(91,362)	19.78
Forfeited	(1,147,275)	32.64
Non-vested RSUs as of December 31, 2024	1,579,802	$32.60
The non-vested RSUs vest over periods from 10 months to approximately two years following the grant date. The weighted-average remaining vesting period of non-vested RSUs totaled 0.5 years as of December 31, 2024.
For the years ended December 31, 2024, 2023, and 2022, the Company recognized compensation costs associated with equity awards in the Consolidated Statements of Operations and Comprehensive (Loss) Income as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Operations and maintenance	$250	$—	$4
Selling, general and administrative	50,375	1,574	30,378
Total share-based compensation expense	$50,625	$1,574	$30,382
In the second quarter of 2024, the Company granted an equity award to certain employees that will settle in shares of a subsidiary owning the Company's Brazilian operations. The grant date fair value of this award was $53,958, and the award contains a service condition that will vest in annual increments through March 31, 2027. Compensation expense of $11,537 for the year ended December 31, 2024 associated with this award is included in the table above.
In 2021 and 2022, the Company granted PSUs to certain employees and non-employees that contain a performance condition under the Incentive Plan. Vesting was determined based on achievement of a performance metric for the year subsequent to the grant, and the number of shares that would vest can range from zero to a multiple of units granted. As of December 31, 2023, the Company determined that it was not probable that the performance condition required for the PSUs granted in 2022 to vest would be achieved, and as such, no compensation expense was recognized for this award. During the fourth quarter of 2022, the Company determined that the PSUs granted in 2021 would vest at a multiple of two, resulting in vesting of 681,204 PSUs. Compensation cost for the service period since the grant date of $27,705 was recognized in 2022, and this compensation expense is included in the table above.
During the year ended December 31, 2024, the Company recognized a reversal of cumulative compensation expense of $13,584 for forfeited RSU awards; no significant reversals of compensation cost were recorded in the years ended December 31, 2023 and 2022. The Company recognizes the income tax benefits resulting from vesting of RSUs in the period of vesting, to the extent the compensation expense has been recognized. As of December 31, 2024, unrecognized compensation costs from non-vested RSUs was $14,420, and unrecognized compensation costs for other equity awards that will settle in shares of a subsidiary owning the Company's Brazilian operations was $42,422.

27. Related party transactions
Management services
Messrs. Edens, chief executive officer and chairman of the Board of Directors, and Nardone, member of the Board of Directors, are currently employed by Fortress Investment Group LLC (“Fortress”). In the ordinary course of business, Fortress, through affiliated entities, charges the Company for administrative and general expenses incurred pursuant to its Administrative Services Agreement (“Administrative Agreement”). The charges under the Administrative Agreement that are attributable to the Company totaled $6,822, $5,845 and $5,087 for the years ended December 31, 2024, 2023 and 2022, respectively. Costs associated with the Administrative Agreement are included within Selling, general and administrative in the Consolidated Statements of Operations and Comprehensive (Loss) Income. As of December 31, 2024 and 2023, $6,755 and $5,691 were due to Fortress, respectively.
In addition to administrative services, Mr. Edens owns an aircraft that the Company charters from a third party operator for business purposes in the ordinary course of operations. The Company incurred, at aircraft operator rates, charter costs of $2,126, $2,784 and $3,714 for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024 and 2023, $1,146 and $1,095 was due to this affiliate, respectively.
Fortress affiliated entities
The Company provides certain administrative services to related parties including entities affiliated with Fortress. No costs are incurred for such administrative services by the Company as the Company is fully reimbursed for all costs incurred. The Company has subleased a portion of office space to affiliates of entities managed by Fortress, and for the years ended December 31, 2024, 2023 and 2022, rent and office related expenses of $1,080, $913 and $857 were incurred by these affiliates, respectively. As of December 31, 2024 and 2023, $2,637 and $1,547 were due from affiliates, respectively.
Additionally, an entity formerly affiliated with Fortress and currently owned by Messrs. Edens and Nardone provides certain administrative services to the Company, as well as providing office space under a month-to-month non-exclusive license agreement. The Company incurred rent and administrative expenses of approximately $912, $2,702 and $2,453 for the years ended December 31, 2024, 2023 and 2022, respectively. In May 2024, this affiliate assigned the office lease to the Company, and after this point, the Company no longer incurs rent expense with this affiliate. As of December 31, 2024 and 2023, $3,614 and $2,702 were due to Fortress affiliated entities, respectively.
Land leases
Prior to the sale of the Company's Miami Facility in the fourth quarter of 2024, the Company leased land from Florida East Coast Industries, LLC (“FECI”), which is controlled by funds managed by an affiliate of Fortress. The Company recognized expense related to the land lease of $349, $505 and $506 during the years ended December 31, 2024, 2023 and 2022, respectively, which was included within Operations and maintenance in the Consolidated Statements of Operations and Comprehensive (Loss) Income. No amounts are due to FECI as of December 31, 2024. The Company has amounts due to FECI of $92 and had recorded a lease liability of $3,368 as of December 31, 2023.
In September 2023, the Company entered into a lease agreement to lease land from Jefferson Terminal South LLC, which is an indirect, majority-owned subsidiary of a public company which is managed by an affiliate of Fortress. The Company recognized expense related to the land lease of $731 and $0 during the years ended December 31, 2024 and 2023, respectively, which was included within Operations and maintenance in the Consolidated Statements of Operations and Comprehensive (Loss) Income. As of December 31, 2024, the Company recorded a right-of-use asset of $3,530 and a lease liability of $4,474 on the Consolidated Balance Sheets. As of December 31, 2023, the Company recorded a right-of-use asset of $3,885 and a lease liability of $4,098 on the Consolidated Balance Sheets.
DevTech investment
In 2018, the Company entered into a consulting arrangement with DevTech Environment Limited (“DevTech”) to provide business development services to increase the customer base of the Company. DevTech also contributed cash consideration in exchange for a 10% interest in a consolidated subsidiary. The 10% interest was reflected as non-controlling interest in the Company’s consolidated financial statements. The Company recognized approximately $537, $424 and $408 in expense within Selling, general and administrative for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024 and 2023, $149 and $106 were due to DevTech, respectively.

28. Customer concentrations
For the year ended December 31, 2024, revenue from three significant customers constituted 48% of total revenue; no other customers comprised more than 10% of our revenue. For the year ended December 31, 2023, revenue from two significant customers constituted 47% of the total revenue. For the year ended December 31, 2022, revenue from two significant customers constituted 42% of the total revenue. These customers’ revenues are included in the Company’s Terminals and Infrastructure segment.
During the years ended December 31, 2024, 2023 and 2022, revenue from external customers that were derived from customers located in the United States were $1,045,654, $1,060,678 and $246,628, respectively, and from customers outside of the United States were $1,319,206, $1,352,618, and $2,121,644, respectively. The Company attributes revenue from customers to the country in which the party to the applicable agreement has its principal place of business.
As of December 31, 2024 and 2023, long lived assets, which are all non-current assets excluding investment in equity securities, restricted cash, deferred tax assets, goodwill, intangible assets and assets held for sale located in the United States were $1,529,478 and $1,744,591, respectively, and long lived assets located outside of the United States were $8,655,996 and $6,938,199, respectively, primarily located in Brazil and the Caribbean.
29. Segments
As of December 31, 2024, the Company operates in two reportable segments: Terminals and Infrastructure and Ships:
•Terminals and Infrastructure includes the Company’s vertically integrated gas to power solutions, spanning the entire production and delivery chain from natural gas procurement and liquefaction to logistics, shipping, facilities and conversion or development of natural gas-fired power generation. Vessels that are utilized in the Company’s terminal, logistics or sub-charter operations are included in this segment.
Terminals and Infrastructure Operating Margin included the Company’s effective share of revenues, expenses and operating margin attributable to the Company's 50% investment in CELSEPAR; the Company disposed of this investment in the fourth quarter of 2022.

Terminal and Infrastructure segment includes realized gains and losses from the settlement of derivative transactions entered into as economic hedges to reduce market risks associated with commodity prices.
•Ships includes vessels that are currently chartered to third parties under long-term arrangements and are part of the Energos Formation Transaction; three vessels are currently included in this segment. The Company’s investment in Energos was also included in the Ships segment prior to the disposition of this investment in the first quarter of 2024. Ships Operating Margin also included the Company's effective share of revenue, expenses and operating margin attributable to ownership of the common units of Hilli LLC prior to the disposition of this investment in the first quarter of 2023.
The Company's CEO who is the CODM, uses Segment Operating Margin to evaluate the performance of the segments and allocate resources. Segment Operating Margin is defined as the segment’s revenue less cost of sales less operations and maintenance less vessel operating expenses, excluding unrealized gains or losses to financial instruments recognized at fair value. The CODM includes deferred earnings from contracted sales for which a prepayment was received in the current period in the segment measure.
The CODM considers Segment Operating Margin to be the appropriate metric to evaluate and compare the ongoing operating performance of the Company’s segments on a consistent basis across reporting periods as it eliminates the effect of items which management does not believe are indicative of each segment’s operating performance.

The table below presents segment information for the years ended December 31, 2024, 2023 and 2022:

Year Ended December 31, 2024
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(5)	Consolidated
Statement of operations:
Total revenues	$2,044,273	$170,587	$2,214,860	$150,000	$2,364,860
Less(1):
Cost of sales(2)(4)	1,064,667	—	1,064,667	—	1,064,667
Vessel operating expenses	—	33,372	33,372	—	33,372
Operations and maintenance	174,313	—	174,313	—	174,313
Deferred earnings from contracted sales(6)	150,000	—	150,000	(150,000)	—
Segment Operating Margin	$955,293	$137,215	$1,092,508	$—	$1,092,508
Balance sheet:
Total assets	$12,309,565	$557,931	$12,867,496	$—	$12,867,496
Other segmental financial information:
Capital expenditures(3)	$2,274,435	$—	$2,274,435	$—	$2,274,435

Year Ended December 31, 2023
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(5)	Consolidated
Statement of operations:
Total revenues	$2,141,085	$293,605	$2,434,690	$(21,394)	$2,413,296
Less(1):
Cost of sales(2)(4)	764,828	—	764,828	112,623	877,451
Vessel operating expenses	—	51,387	51,387	(5,948)	45,439
Operations and maintenance	166,785	—	166,785	—	166,785
Segment Operating Margin	$1,209,472	$242,218	$1,451,690	$(128,069)	$1,323,621
Balance sheet:
Total assets	$9,680,917	$820,328	$10,501,245	$—	$10,501,245
Other segmental financial information:
Capital expenditures(3)	$3,461,659	$7,568	$3,469,227	$—	$3,469,227

Year Ended December 31, 2022
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(5)	Consolidated
Statement of operations:
Total revenues	$2,168,565	$444,616	$2,613,181	$(244,909)	$2,368,272
Less(1):
Cost of sales(2)(4)	1,142,374	—	1,142,374	(131,946)	1,010,428
Vessel operating expenses	—	90,544	90,544	(27,026)	63,518
Operations and maintenance	129,970	—	129,970	(24,170)	105,800
Segment Operating Margin	$896,221	$354,072	$1,250,293	$(61,767)	$1,188,526
Balance sheet:
Total assets	$5,913,775	$1,791,307	$7,705,082	$—	$7,705,082
Other segmental financial information:
Capital expenditures(3)	$1,482,871	$27,127	$1,509,998	$—	$1,509,998

(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

(2)Cost of sales in the Company’s segment measure only includes realized gains and losses on derivative transactions that are an economic hedge of commodity purchases and sales, and a realized gain of $139,089 for the year ended December 31, 2023 was recognized as a reduction to Cost of sales in the segment measure. No realized gains or losses were recognized for the years ended December 31, 2024 and 2022.

The Company recognized unrealized (losses) and earnings of ($106,393) and $106,103 on the mark-to-market value of derivative transactions for the years ended December 31, 2023 and 2022, respectively, and these losses reconcile Cost of sales in the segment measure to Cost of sales in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

The Company has excluded contract acquisition costs that do not meet the criteria for capitalization from the segment measure. Contract acquisition costs of $6,232 for the year ended December 31, 2023 reconcile Cost of sales in the segment measure to Cost of sales in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company did not incur such costs in the years ended December 31, 2024 and 2022.

(3)Capital expenditures includes amounts capitalized to construction in progress and additions to property, plant and equipment during the period.

(4)Cost of sales is presented exclusive of costs included in Depreciation and amortization in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

(5)For the year ended December 31, 2024, Consolidation and Other adjusts for the inclusion of deferred earnings from contracted sales of $150,000 (Note 7) which were recognized during the third and fourth quarters of 2024.

In 2023 and 2022, the effective share of revenues, expenses and operating margin attributable to the Company's ownership of the common units of Hilli LLC and the Company's 50% ownership of CELSEPAR was included in the segment measure prior to the disposition of these investments. Unrealized mark-to-market gains or losses on derivative instruments and the exclusion of non-capitalizable contract acquisition costs were also removed.

(6)Deferred earnings from contracted sales represent forward sales transactions that were contracted in the second and third quarters of 2024 and prepayment for these sales was received. Revenue has been recognized in the Consolidated Statements of Operations and Comprehensive (Loss) Income during the third and fourth quarters of 2024.
Consolidated Segment Operating Margin is defined as net income, adjusted for selling, general and administrative expenses, transaction and integration costs, depreciation and amortization, asset impairment expense, loss on sale of assets, interest expense, other (income) expense, net, loss on extinguishment of debt, net, tax provision and income from equity method investments.
The following table reconciles Net income, the most comparable financial statement measure, to Consolidated Segment Operating Margin:

	Year Ended December 31,
(in thousands of $)	2024	2023	2022
Net income	$(242,387)	$548,876	$184,786
Add:
Selling, general and administrative	285,520	205,104	236,051
Transaction and integration costs	12,279	6,946	21,796
Depreciation and amortization	162,014	187,324	142,640
Interest expense	328,377	277,842	236,861
Other expense (income), net	113,077	10,408	(48,044)
Loss (gain) on sale of assets, net	77,562	(29,378)	—
Tax provision (benefit)	69,509	115,513	(123,439)
Asset impairment expense	16,494	10,958	50,659
Loss on extinguishment of debt, net	270,063	—	14,997
Income (loss) from equity method investments	—	(9,972)	472,219
Consolidated Segment Operating Margin	$1,092,508	$1,323,621	$1,188,526
30. Subsequent events
In February 2025, one of the Company's consolidated subsidiaries entered into an agreement to issue up to $350,000 aggregate principal amount of 15% Senior Secured Notes due 2029 (the “Brazil Financing Notes”) at a purchase price of 97.75% of par. The Brazil Financing Notes bear interest at a rate of 15.0% and mature on August 30, 2029; the principal is due in full on the maturity date. Interest is payable quarterly in arrears beginning on March 30, 2025, and for the first 30 months that the Brazil Financing Notes are outstanding, interest due can be paid in kind and added to the principal amount. A portion of the proceeds from the issuance of the Brazil Financing Notes was used to repay the Barcarena Debentures in full.
In March 2025, the Company entered into an amendment to the Term Loan B Agreement. Pursuant to the amendment, certain lenders agreed to provide incremental term loans in an aggregate principal amount of up to $425,000. The incremental term loans are subject to the same terms as the initial Term Loan B, including interest rates and maturity date. Net proceeds will be used primarily to fund capital expenditures of the Altamira Onshore Project, and for other corporate expenses. In connection with the amendment, all unused term loan commitments under the Term Loan A Credit Agreement were terminated.
In March 2025, the Company entered into a Backstop Agreement (the "Backstop Agreement") with a lender, pursuant to which the Company may, at its sole option, issue and sell to this lender (subject to the satisfaction of certain conditions) senior debt securities up to an aggregate principal amount sufficient to generate gross proceeds of $100,000 with a term of at least three years from the closing date. Proceeds received would be used to satisfy the repayment of the outstanding borrowings under the Revolving Facility required by the reduction of commitments by September 30, 2025 (Note 20). The Backstop Agreement would be terminated in the event that the Company completes the sale of assets or receives proceeds associated with a contract termination fee sufficient to satisfy such required repayment.
On May 14, 2025, the Company completed the sale of its Jamaica business and received net proceeds of approximately $678,480, of which approximately $325,000 was immediately used to reduce outstanding indebtedness.
During the first quarter of 2025, the Company recognized an operating loss and negative operating cash flows. In addition, the Company’s forecasted cash flows through June 27, 2026 are expected to be negatively impacted by (i) reduced earnings following the sale of the Company’s business in Jamaica in May 2025, (ii) increased interest expense and collateral requirements for certain debt instruments, (iii) cash tax payments resulting from the taxable gain on the sale of the

Company’s Jamaica business in May 2025, and (iv) recent declines in commodity prices. Based on the Company's forecast through June 27, 2026, the Company may require additional liquidity to fund its debt service and capital expenditure commitments. As such, in connection with issuing its interim financial statements for the period ended March 31, 2025, management concluded that the Company’s liquidity and forecasted cash flows from operations through June 2026 are not probable to be sufficient to support, in full, obligations as they become due, and there is substantial doubt as to the Company’s ability to continue as a going concern for the period of twelve months from June 27, 2025.
The Company is evaluating strategies to obtain the required additional funding that are not fully in management’s control including asset sales, settlement of claims, capital raising, debt amendments and refinancing transactions and other strategic transactions that seek to optimize the value of the Company’s portfolio while providing additional liquidity and cash flow to the Company. However, since these plans are not within management’s control, they do not alleviate the substantial doubt as to the Company’s ability to continue as a going concern.
Schedule II

Description	Balance at Beginning of Year	Additions(1)	Deductions	Balance at End of Year

Year ended December 31, 2024

Allowance for expected credit losses	$1,484	$13,157	$(172)	$14,469

Year ended December 31, 2023

Allowance for expected credit losses	1,526	—	(42)	1,484

Year ended December 31, 2022

Allowance for expected credit losses	2,159	835	(1,468)	1,526
Notes:
(1)Amount expensed is included within Selling, general and administrative.