Form 10-Q
period 2025-03-31
New Fortress Energy Inc.
filed 2025-06-30
CIK 1749723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
As of June 25, 2025, the registrant had 274,198,296 shares of Class A common stock outstanding.

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

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements regarding, among other things, our plans, strategies, prospects and projections, both business and financial. All statements contained in this Quarterly Report other than historical information are forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance or our projected business results. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “targets,” “potential” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:
•adequately addressing the substantial doubt as to our ability to continue as a going concern and satisfy our liquidity needs, including the consummation of certain items that management expects to occur and other transactions intended to enhance our liquidity;
•our ability to maintain effective internal control over financial reporting and disclosure controls and procedures, including our ability to remediate our material weaknesses in our internal control over financial reporting;
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
All forward-looking statements speak only as of the date of this Quarterly Report. When considering forward-looking statements, you should keep in mind the risks set forth under “Item 1A. Risk Factors” and other cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 (our “Annual Report”), this Quarterly Report and in our other filings with the Securities and Exchange Commission (the “SEC”). The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no duty to update these forward-looking statements, even though our situation may change in the future. Furthermore, we cannot guarantee future results, events, levels of activity, performance, projections or achievements.

v

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements.
New Fortress Energy Inc.
Condensed Consolidated Balance Sheets
As of March 31, 2025 and December 31, 2024
(Unaudited, in thousands of U.S. dollars, except share amounts)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$447,862	$492,881
Restricted cash	379,537	472,696
Receivables, net of allowances of $13,322 and $13,629, respectively	273,136	335,813
Inventory	66,695	103,224
Assets held for sale - current	104,553	—
Prepaid expenses and other current assets, net	201,925	205,496
Total current assets	1,473,708	1,610,110

Construction in progress	3,901,113	3,574,389
Property, plant and equipment, net	5,545,980	5,842,807
Right-of-use assets	465,939	618,733
Intangible assets, net	188,118	179,510
Goodwill	594,256	766,350
Deferred tax assets, net	6,848	2,698
Assets held for sale - non-current	633,654	—
Other non-current assets, net	218,464	272,899
Total assets	$13,028,080	$12,867,496

Liabilities
Current liabilities
Current portion of long-term debt and short-term borrowings	$260,848	$539,132
Accounts payable	655,073	473,736
Accrued liabilities	268,083	391,359
Current lease liabilities	82,442	128,362
Liabilities held for sale - current	35,894	—
Other current liabilities	171,342	174,829
Total current liabilities	1,473,682	1,707,418

Long-term debt	8,931,506	8,355,703
Non-current lease liabilities	355,050	475,161
Deferred tax liabilities, net	51,359	73,198
Liabilities held for sale - non-current	135,398	—
Other long-term liabilities	168,851	166,358
Total liabilities	11,115,846	10,777,838

Commitments and contingencies (Note 20)

Series B convertible preferred stock, $0.01 par value, 36,746 shares authorized, issued and outstanding as of March 31, 2025 (96,746 as of December 31, 2024); aggregate liquidation preference of $36,746 and $96,746 at March 31, 2025 and December 31, 2024	40,708	90,570

Stockholders’ equity
Class A common stock, $0.01 par value, 750 million shares authorized, 273.8 million issued and outstanding as of March 31, 2025; 266.5 million issued and outstanding as of December 31, 2024	2,738	2,664
Additional paid-in capital	1,722,829	1,674,312
Retained earnings (accumulated deficit)	(3,766)	196,363
Accumulated other comprehensive income	26,671	3,089
Total stockholders’ equity attributable to NFE	1,748,472	1,876,428
Non-controlling interest	123,054	122,660
Total stockholders’ equity	1,871,526	1,999,088
Total liabilities and stockholders’ equity	$13,028,080	$12,867,496
The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy Inc.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
For the three months ended March 31, 2025 and 2024
(Unaudited, in thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenues
Operating revenue	$384,881	$609,504
Vessel charter revenue	45,436	46,655
Other revenue	40,219	34,162
Total revenues	470,536	690,321

Operating expenses
Cost of sales (exclusive of depreciation and amortization shown separately below)	302,377	229,117
Vessel operating expenses	7,176	8,396
Operations and maintenance	54,957	68,548
Selling, general and administrative	59,271	70,754
Transaction and integration costs	11,931	1,371
Depreciation and amortization	53,057	50,491
Asset impairment expense	246	—
Loss on sale of assets, net	—	77,140
Total operating expenses	489,015	505,817
Operating (loss) income	(18,479)	184,504
Interest expense	213,694	77,344
Other (income) expense, net	(63,937)	19,112
Loss on extinguishment of debt, net	467	9,754
(Loss) income before income taxes	(168,703)	78,294
Tax provision	28,670	21,624
Net (loss) income	(197,373)	56,670

Net (loss) income attributable to common stockholders	$(200,129)	$53,939

Net (loss) income per share – basic	$(0.73)	$0.26
Net (loss) income per share – diluted	$(0.73)	$0.26

Weighted average number of shares outstanding – basic	273,609,766	205,061,967
Weighted average number of shares outstanding – diluted	273,609,766	205,977,720

Other comprehensive (loss) income:
Currency translation adjustment	$24,253	$(7,708)
Comprehensive (loss) income	(173,120)	48,962
Comprehensive (income) attributable to non-controlling interest	(2,879)	(2,230)
Comprehensive (loss) income attributable to stockholders	$(175,999)	$46,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended March 31, 2025 and 2024
(Unaudited, in thousands of U.S. dollars, except share amounts)

	Series B convertible preferred stock		Class A common stock		Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive (loss) income	Non-controlling Interest	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	96,746	$90,570	266,459,093	$2,664	$1,674,312	$196,363	$3,089	$122,660	$1,999,088
Net income (loss)	—	—	—	—	—	(199,581)	—	2,208	(197,373)
Other comprehensive income (loss)	—	—	—	—	—	—	23,582	671	24,253
Share-based compensation expense	—	—	—	—	(229)	—	—	—	(229)
Class A stock issued, net of issuance costs	—	—	661,207	7	363	—	—	—	370
Acquisition of non-controlling interest	—	—	—	—	(1,356)	—	—	534	(822)
Issuance of shares for vested share-based compensation awards	—	—	31,814	—	—	—	—	—	—
Shares withheld from employees related to share-based compensation, at cost	—	—	(13,086)	—	(159)	—	—	—	(159)
Conversion of Series B convertible preferred stock	(60,000)	(49,969)	6,651,511	67	49,898	—	—	—	49,965
Dividends	—	107	—	—	—	(548)	—	(3,019)	(3,567)
Balance as of March 31, 2025	36,746	$40,708	273,790,539	$2,738	$1,722,829	$(3,766)	$26,671	$123,054	$1,871,526

	Series A convertible preferred stock		Class A common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Non- controlling interest	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	—	$—	205,031,406	$2,050	$1,038,530	$527,986	$71,528	$137,775	$1,777,869
Net income	—	—	—	—	—	54,081	—	2,589	56,670
Other comprehensive income	—	—	—	—	—	—	(7,349)	(359)	(7,708)
Share-based compensation expense	—	—	—	—	5,248	—	—	—	5,248
Issuance of shares for vested share-based compensation awards	—	—	14,126	—	—	—	—	—	—
Shares withheld from employees related to share-based compensation, at cost	—	—	(3,708)	—	(126)	—	—	—	(126)
Issuance of Series A convertible preferred stock, net	96,746	96,513	—	—	—	—	—	—	—
Dividends	—	142	—	—	—	(20,645)	—	(11,681)	(32,326)
Balance as of March 31, 2024	96,746	$96,655	205,041,824	$2,050	$1,043,652	$561,422	$64,179	$128,324	$1,799,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy Inc.
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2025 and 2024
(Unaudited, in thousands of U.S. dollars)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net (loss) income	$(197,373)	$56,670
Adjustments for:
Depreciation and amortization	63,353	50,491
Deferred taxes	(4,740)	(6,822)
Loss on asset sales	—	77,140
(Earnings) recognized from vessels chartered to third parties transferred to Energos	(13,082)	(23,952)
Loss on the disposal of equity method investment	—	7,222
Other	(6,635)	39,287
Changes in operating assets and liabilities:
(Increase) in receivables	(7,001)	(8,656)
Decrease (increase) in inventories	7,622	(85,539)
(Increase) in other assets	(1,074)	(19,394)
Decrease in right-of-use assets	30,848	57,190
Increase in accounts payable/accrued liabilities	130,433	63,208
(Decrease) in amounts due to affiliates	(6,780)	(3,479)
(Decrease) in lease liabilities	(42,888)	(62,090)
Increase (decrease) in other liabilities	15,612	(71,226)
Net cash (used in) provided by operating activities	(31,705)	70,050

Cash flows from investing activities
Capital expenditures	(340,470)	(683,449)
Sale of equity method investment	—	136,365
Asset sales	—	328,999
Other investing activities	4,555	(1,695)
Net cash used in investing activities	(335,915)	(219,780)

Cash flows from financing activities
Proceeds from borrowings of debt	901,733	2,164,687
Payment of deferred financing costs	(26,093)	(25,781)
Repayment of debt	(664,062)	(1,944,044)
Payment of dividends	(3,460)	(32,326)
Other financing activities	(3,662)	(4,919)
Net cash provided by financing activities	204,456	157,617
Impact of changes in foreign exchange rates on cash and cash equivalents	34,332	(3,768)
Net (decrease) increase in cash, cash equivalents and restricted cash	(128,832)	4,119
Cash, cash equivalents and restricted cash – beginning of period	965,577	310,814
Cash, cash equivalents and restricted cash – end of period	$836,745	$314,933

Supplemental disclosure of non-cash investing and financing activities:
Changes in accounts payable and accrued liabilities associated with construction in progress and property, plant and equipment additions	$(62,874)	$(117,304)
Accounts payable and accrued liabilities associated with construction in progress and property, plant and equipment additions	366,358	623,318
Principal payments on financing obligation to Energos by third party charters	(9,871)	(2,912)
Class A convertible preferred stock issued and debt assumed in the PortoCem Acquisition	—	(125,198)

The following table identifies the balance sheet line-items included in Cash and cash equivalents and Restricted cash presented in the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2025	2024
Cash and cash equivalents	$447,862	$143,457
Restricted cash	379,537	171,476
Cash and cash equivalents and restricted cash classified as held for sale (Note 4)	9,346	—
Cash, cash equivalents and restricted cash – end of period	$836,745	$314,933

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
2. Basis of presentation
The accompanying unaudited interim condensed consolidated financial statements contained herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position, results of operations and cash flows of the Company for the interim periods presented. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual audited consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2024 (the "Annual Report"). Certain prior year amounts have been reclassified to conform to current year presentation.
The accompanying unaudited interim condensed consolidated financial statements contained herein were prepared on the basis that the Company will continue as a going concern over the next twelve months from the date of their issuance, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. During the first quarter of 2025, the Company recognized an operating loss and negative operating cash flows. The Company’s forecasted cash flows are expected to be impacted by, among other things, (i) reduced earnings following the sale of the Jamaica Business, (ii) increased interest expense and collateral requirements for certain debt instruments, (iii) cash tax payments resulting from the taxable gain on the sale of the Company’s Jamaica business in May 2025, and (iv) recent declines in commodity prices. As such, management has concluded that, the Company’s current liquidity and forecasted cash flows from operations are not probable to be sufficient to support, in full, obligations as they become due, and there is substantial doubt as to the Company’s ability to continue as a going concern.
The Company's forecast excludes certain items that are not fully in management’s control including, among other things: (1) settlement of the Company’s claims resulting from the termination of the emergency power services contract in Puerto Rico in the first quarter of 2024, (2) realization of proceeds from the modification of Genera’s Operation and Maintenance Agreement; (3) receipt of proceeds from the Jamaica Sale that are currently in escrow of approximately $98,635. Additionally, the Company continues to evaluate asset sales, capital raising, debt amendments and refinancing transactions, and other strategic transactions that seek to optimize the value of the Company’s portfolio while providing additional liquidity and cash flow to the Company. There are inherent uncertainties, as the occurrence of the events and transactions described above are outside management’s control and therefore there are no assurances that these events and transactions will occur. Furthermore, there are inherent risks with the Company’s ability to continue to implement plans in future periods that will support its liquidity position. There can be no assurances that these transactions will sufficiently improve the Company's liquidity needs or that the Company will otherwise realize the anticipated benefits.
In addition, management has also approved a plan to support its liquidity position by: (i) delaying certain discretionary payments, including planned capital expenditures and dividends, that are within management’s control, and (ii) continuously renewing the LNG cargo financing facility over the succeeding twelve months. Notwithstanding these plans, management's concluded that there continues to be substantial doubt as to the Company's ability to continue as a going concern.
Additionally, the Company's 2026 Notes mature on September 30, 2026. If more than $100,000 of the 2026 Notes remain outstanding 91 days prior to the maturity date (the "Springing Maturity Date"), the outstanding principal of $2,730,127 under the New 2029 Notes becomes due. If any of the 2026 Notes remain outstanding 91 days prior to the Springing Maturity Date, the outstanding balance under the Revolving Facility, which was $750,000 as of March 31, 2025, become

s due. The aggregate principal amount of 2026 Notes outstanding as of March 31, 2025 is $510,879. Neither the principal outstanding on the 2026 Notes nor any amounts due at the Springing Maturity Date have been included in the Company’s going concern analysis, as these amounts are not due within one year from the issuance of these financial statements, discussed above.
The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.
The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions, impacting the reported amounts of assets and liabilities, net earnings and disclosures of contingent assets and liabilities as of the date of the condensed consolidated financial statements. Actual results could be different from these estimates.
3. Adoption of new and revised standards
(a) New and amended standards adopted by the Company:
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, requiring companies to annually disclose specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires disclosure of income taxes paid (net of refunds received) disaggregated by federal (national), state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. The amendments in this ASU are effective for annual periods beginning after December 15, 2024, and early adoption is permitted. The amendments should be applied on a prospective basis, but retrospective application is permitted. The Company will include the new disclosures as required by ASU 2023-09 in the annual financial statements for the year ending December 31, 2025.
In March 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, providing illustrative guidance to help entities determine whether profits interest and similar awards should be accounted for as share-based payment arrangements within the scope of Topic 718. The amendments in this ASU are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is allowed, and the amendments can be applied on a prospective or retrospective basis. The Company adopted ASU 2024-01 on January 1, 2025 and will apply the amendments on a prospective basis. The Company has not entered into any new or amended agreements which would require the application of the guidance.
(b) New standards, amendments and interpretations issued but not effective for the year beginning January 1, 2025:
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. These amendments require public business entities to disclose additional information about specific expense categories in the notes to financial statements at each interim and annual reporting period. ASU 2024-03 will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments can be applied prospectively or retrospectively. The Company is currently reviewing the impact that the adoption of ASU 2024-03 may have on the Company's financial statements and disclosures.
The Company has reviewed all other recently issued accounting pronouncements and concluded that such pronouncements are either not applicable to the Company or no material impact is expected in the consolidated financial statements as a result of future adoption.
4. Dispositions
Jamaica business sale
In March 2025, the Company entered into an equity and asset purchase agreement (the “EAPA”) to sell the Company’s Jamaica business, including operations at the LNG import terminal in Montego Bay, the offshore floating storage and regasification terminal in Old Harbour and the 150 megawatt Combined Heat and Power Plant in Clarendon, along with the associated infrastructure (the "Jamaica Business") for cash consideration of $1,055,000, subject to certain purchase price adjustments. On May 14, 2025, the Company completed the sale of the Jamaica Business and received net proceeds of approximately $678,480, with an additional $98,635 proceeds held in escrow and to be returned to the Company on the release dates as stated in the EAPA.
As of March 31, 2025, the assets and liabilities of the Jamaica Business were classified as held for sale and the carrying value was less than the estimated fair value less cost to sell and, thus, no adjustment to the carrying value of the disposal group was necessary. Upon classification of the Jamaica Business as held for sale, the Company ceased recording depreciation and amortization expense for long-lived assets of the disposal group. The divestiture did not meet the criteria to be reported as discontinued operations as it did not represent a strategic shift for the Company. The Company continued to report the operating results for the Jamaica Business in the Company’s Condensed Consolidated Statement of Operations in the Terminals and Infrastructure segment.
The following is a summary of the carrying amounts of the major classes of assets and liabilities that were classified as held for sale:

Assets held for sale	March 31, 2025
Current:
Cash and cash equivalents	$8,711
Restricted cash	636
Receivables, net of allowances	58,825
Inventory	30,251
Prepaid expenses and other current assets, net	6,130
Total current assets	104,553
Non-current:
Construction in progress	1,714
Property, plant and equipment, net	305,598
Right-of-use assets	122,018
Intangible assets, net	623
Goodwill	172,094
Deferred tax assets, net	641
Other non-current assets, net	30,966
Total non-current assets	$633,654
Total assets held for sale	$738,207

Liabilities held for sale
Current:
Accounts payable	$5,012
Accrued liabilities	8,322
Current lease liabilities	18,570
Other current liabilities	3,990
Total current liabilities	35,894
Non-current:
Non-current lease liabilities	104,041
Deferred tax liabilities, net	25,968
Other long-term liabilities	5,389
Total non-current liabilities	$135,398
Total liabilities held for sale	$171,292
The following is a summary of the income from continuing operations before taxes for the operations of the Jamaica Business:

	Three Months Ended March 31,
	2025	2024
Income from continuing operations before taxes	$17,272	$13,028
Equipment sale
In March 2024, the Company completed a series of transactions that included the sale of turbines and related equipment to the Puerto Rico Electric Power Authority ("PREPA") under an Asset Purchase Agreement ("APA"). The book value of the turbines and equipment at the time of sale was $368,799, and the Company recognized a loss of $77,530 during the three months ended March 31, 2024 in Loss on sale of assets, net in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
The Company's contract to provide emergency power services to support the grid stabilization project was also terminated as part of the sale transaction. All unrecognized contract liabilities and cost to fulfil at the time of termination were recognized in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (See Note 5). The Company believes that there are remedies available under the customer contract, and is currently in pursuit of these remedies. As the result of this process is uncertain, any transaction price associated with closing this contract has been fully constrained. The Company was awarded a gas sale agreement with PREPA under which the Company is continuing to provide gas supply to the sold turbines. In March 2025, the agreement was amended to extend the term by 100 days to end in June 2025.
5. Revenue recognition
Operating revenue in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income includes revenue from sales of LNG and natural gas as well as outputs from the Company’s natural gas-fueled power generation facilities, including power and steam, and the sale of LNG cargos. LNG cargo sales for the three months ended March 31, 2025 were $182,731, most of which was delivered from the Company's first FLNG asset. The Company did not complete any cargo sales in the first quarter of 2024, and all volumes sold were delivered through the Company's terminals.
The table below summarizes the activity in Other revenue:

	Three Months Ended March 31,
	2025	2024
Interest income and other revenue	$11,449	$4,931
Operation and maintenance revenue	28,770	29,231
Total other revenue	$40,219	$34,162
Operation and maintenance revenue is recognized by the Company's subsidiary, Genera PR LLC ("Genera"), under its contract for the operation and maintenance of PREPA's thermal generation assets. Under this agreement, Genera is paid a fixed annual fee and reimbursed for pass-through expenses, including payroll expenses of Genera employees. Amounts recognized in the three months ended March 31, 2025 include fixed fees and reimbursement of pass-through expenditures, and all variable consideration was fully constrained as of March 31, 2025.

Under most customer contracts, invoicing occurs once the Company’s performance obligations have been satisfied, at which point payment is unconditional. As of March 31, 2025 and December 31, 2024, receivables related to revenue from contracts with customers totaled $269,393 and $330,944, respectively, and were included in Receivables, net on the Condensed Consolidated Balance Sheets, net of current expected credit losses of $13,322 and $13,629, respectively. The Jamaica Business had Receivables, net of allowances, of $58,825 as of March 31, 2025, and this balance has been included in Assets held for sale within the Condensed Consolidated Balance Sheets. Other items included in Receivables, net not related to revenue from contracts with customers represent leases, which are accounted for outside the scope of ASC 606.
Contract assets include unbilled amounts resulting from contracts with variable considerations, in which the performance obligation is satisfied and revenue is recognized. The Company has recognized contract liabilities, comprised of unconditional payments due or paid under the contracts with customers prior to the Company’s satisfaction of the related performance obligations. The contract assets and contract liabilities balances as of March 31, 2025 and December 31, 2024 are detailed below:

	March 31, 2025	December 31, 2024
Contract assets, net - current	$19,317	$44,902
Contract assets, net - non-current	13,847	20,270
Total contract assets, net	$33,164	$65,172

Contract liabilities, net - current	$13,468	$14,415
Contract liabilities, net - non-current	11,750	11,750
Total contract liabilities, net	$25,218	$26,165

Revenue recognized in the year from:
Amounts included in contract liabilities at the beginning of the year	$1,285	$82,454
Contract assets associated with the Jamaica Business of $5,340 have been reclassified to held for sale on the Condensed Consolidated Balance Sheets as of March 31, 2025. Contract assets are presented net of expected credit losses of $539 and $158 as of March 31, 2025 and December 31, 2024, respectively.
Contract liabilities associated with the Jamaica Business of $4,449 have been reclassified to held for sale on the Condensed Consolidated Balance Sheets as of March 31, 2025.
The Company has recognized costs to fulfill contracts with customers, which primarily consist of expenses required to enhance resources to deliver under agreements with these customers. These costs can include set-up and mobilization costs incurred ahead of the service period, and such costs will be recognized on a straight-line basis over the expected terms of the agreement. As of March 31, 2025, the Company has capitalized $13,228 of which $1,602 of these costs is presented within Prepaid expenses and other current assets, net and $11,626 is presented within Other non-current assets, net on the Condensed Consolidated Balance Sheets. The Jamaica Business had historically incurred cost to fulfill, and as of March 31, 2025, $9,006 of cost to fulfill is included in Assets held for sale within the Condensed Consolidated Balance Sheets. As of December 31, 2024, the Company had capitalized $22,797, of which $2,205 of these costs was presented within Prepaid expenses and other current assets, net and $20,592 was presented within Other non-current assets, net on the Condensed Consolidated Balance Sheets.
Transaction price allocated to remaining performance obligations
Some of the Company’s contracts are short-term in nature with a contract term of less than a year. The Company applied the optional exemption not to report any unfulfilled performance obligations related to these contracts.
The Company has arrangements in which LNG, natural gas or outputs from the Company’s power generation facilities are sold on a “take-or-pay” basis whereby the customer is obligated to pay for the minimum guaranteed volumes even if it does not take delivery. The price under these agreements is typically based on a market index plus a fixed margin. The fixed transaction price allocated to the remaining performance obligations under these arrangements represents the fixed margin multiplied by the outstanding minimum guaranteed volumes. The Company expects to recognize this revenue over the following time periods. The pattern of recognition, which includes revenues associated with the Company's operations in

Jamaica which have been classified as held for sale as of March 31, 2025, reflects the minimum guaranteed volumes in each period:

Period	Revenue
Remainder of 2025	$287,455
2026	711,794
2027	710,060
2028	694,289
2029	680,097
Thereafter	9,140,101
Total	$12,223,796
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
Vessels that are chartered to customers under operating leases are recognized within Vessels in Note 12. Vessels included in the Energos Formation Transaction, including those vessels chartered to third parties, continue to be recognized on the Condensed Consolidated Balance Sheets, and as such, the carrying amount of these vessels that are leased to third parties under operating leases is as follows:

	March 31, 2025	December 31, 2024
Property, plant and equipment	$617,595	$602,192
Accumulated depreciation	(88,970)	(83,135)
Property, plant and equipment, net	$528,625	$519,057
The components of lease income from vessel operating leases for the three months ended March 31, 2025 and 2024 are shown below. As the Company has not recognized the sale of all of the vessels included in the Energos Formation Transaction, the operating lease income shown below for the three months ended March 31

, 2025 and March 31, 2024 includes revenue of $31,318 and $42,584 from third-party charters of vessels included in the Energos Formation Transaction.

	Three Months Ended March 31,
	2025	2024
Operating lease income	$40,907	$43,359
Variable lease income	4,529	3,296
Total operating lease income	$45,436	$46,655
Subsequent to the Energos Formation Transaction, all cash receipts on long-term vessel charters are received by Energos. As such, future cash receipts from both operating and finance leases were not significant as of March 31, 2025.
6. Leases, as lessee
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
As of March 31, 2025 and December 31, 2024, ROU assets, current lease liabilities and non-current lease liabilities consisted of the following:

	March 31, 2025	December 31, 2024
Operating right-of-use-assets	$447,908	$599,937
Finance right-of-use-assets (1)	18,031	18,796
Total right-of-use assets	$465,939	$618,733

Current lease liabilities:
Operating lease liabilities	$78,403	$124,391
Finance lease liabilities	4,039	3,971
Total current lease liabilities	$82,442	$128,362
Non-current lease liabilities:
Operating lease liabilities	$352,917	$471,961
Finance lease liabilities	2,133	3,200
Total non-current lease liabilities	$355,050	$475,161
(1) Finance lease ROU assets are recorded net of accumulated amortization of $9,393 and $8,134 as of March 31, 2025 and December 31, 2024.

Right-of-use assets of $122,018, current lease liabilities of $18,570, and non-current lease liabilities of $104,041 associated with the Jamaica Business have been reclassified to held for sale on the Condensed Consolidated Balance Sheets as of March 31, 2025 (Note 4).
For the three months ended March 31, 2025 and 2024, the Company’s operating lease cost recorded within the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income was as follows:

	Three Months Ended March 31,
	2025	2024
Fixed lease cost	$41,645	$33,094
Variable lease cost	522	1,636
Short-term lease cost	943	3,026

Lease cost - Cost of sales	$38,167	$26,002
Lease cost - Operations and maintenance	3,275	9,573
Lease cost - Selling, general and administrative	1,668	2,181
For the three months ended March 31, 2025 and 2024, the Company has capitalized $4,658 and $14,929 of lease costs, respectively. Capitalized costs include vessels and port space used during the commissioning of development projects. Short-term lease costs for vessels chartered by the Company to transport inventory from a supplier’s facilities to the Company’s storage locations are capitalized to inventory.
The Company has leases of ISO tanks and a parcel of land that are recognized as finance leases. For the three months ended March 31, 2025 and 2024, the Company’s finance interest expense and amortization recorded in Interest expense and Depreciation and amortization, respectively, within the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income were as follows:

	Three Months Ended March 31,
	2025	2024
Interest expense related to finance leases	$90	$598
Amortization of right-of-use asset related to finance leases	375	4,971
Cash paid for operating leases is reported in operating activities in the Condensed Consolidated Statements of Cash Flows. Supplemental cash flow information related to leases was as follows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Operating cash outflows for operating lease liabilities	$56,583	$53,140
Financing cash outflows for finance lease liabilities	1,393	3,928
Right-of-use assets obtained in exchange for new operating lease liabilities	—	200,071

The future payments due under operating and finance leases as of March 31, 2025 are as follows:

	Operating Leases	Financing Leases
Due remainder of 2025	$118,725	$2,870
2026	110,509	2,592
2027	110,559	89
2028	109,150	89
2029	85,089	89
Thereafter	241,546	762
Total lease payments	$775,578	$6,491
Less: effects of discounting	221,820	146
Present value of lease liabilities	$553,758	$6,345

Current lease liability	$78,403	$4,039
Non-current lease liability	352,917	2,133
Jamaica held for sale lease liabilities	122,438	173
As of March 31, 2025, the weighted average remaining lease term for operating leases was 7.0 years and finance leases was 3.0 years. Because the Company generally does not have access to the rate implicit in the lease, the incremental borrowing rate is utilized as the discount rate. The weighted average discount rate associated with operating leases as of March 31, 2025 was 10.3% and as of December 31, 2024 was 10.3%. The weighted average discount rate associated with finance leases as of March 31, 2025 was 5.3% and as of December 31, 2024 was 5.2%.
7. Financial instruments
Foreign currency risk management
During 2024, the Company entered into a series of foreign exchange forward contracts and zero-cost collars to reduce exchange rate risk associated with U.S. dollar borrowings and expected capital expenditures. As of March 31, 2025, the notional amount of outstanding foreign exchange contracts was approximately $131,387. These instruments are expected to settle through the third quarter of 2026. The Company recognized unrealized losses, net of $17,610 for the three months ended March 31, 2025 for these foreign currency contracts. The Company recognized unrealized loss of $822 for the three months ended March 31, 2024. The Company also recognized realized gains of $3,247 upon settlement of a portion of the foreign exchange contracts during the three months ended March 31, 2025.
The mark-to-market gain or loss on the foreign exchange forward contracts and zero-cost collars are reported in Other (income) expense, net in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
The Company does not hold or issue instruments for speculative purposes, and the counterparties to such contracts are major banking and financial institutions. Credit risk exists to the extent that the counterparties are unable to perform under the contracts; however, the Company does not anticipate non-performance by any counterparties.
Embedded contingent interest derivative
During 2024, the Company entered into a side letter with lenders in the Term Loan A Credit Agreement, under which the Company's interest on the Term Loan A would increase by 2% if the lenders demand that the Company pursue a refinancing of the Term Loan A and the Company is not able to successfully refinance. This contingent interest feature meets the definition of a derivative and requires bifurcation from the debt host contract. Changes to the fair value of this derivative are recognized within Interest expense, net in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
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
The Company uses the market approach when valuing investment in equity securities and foreign exchange forward contracts which are recorded in Prepaid expenses and other current assets, net, Other non-current assets, net, and Other current liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024.
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

The following table presents the Company’s financial assets and financial liabilities, including those that are measured at fair value, as of March 31, 2025 and December 31, 2024:

	Level 1	Level 2	Level 3	Total
March 31, 2025
Assets
Investment in equity securities	$—	$—	$8,678	$8,678
Foreign exchange contracts	—	4,957	—	4,957

Liabilities
Contingent consideration derivative liabilities	—	—	40,949	40,949
Embedded contingent interest derivative	—	—	6,387	6,387

December 31, 2024
Assets
Investment in equity securities	$—	$—	$8,678	$8,678
Foreign exchange contracts	—	22,055	—	22,055

Liabilities
Foreign exchange contracts	—	1,168	—	1,168
Contingent consideration derivative liabilities	—	—	41,984	41,984
Embedded contingent interest derivative	—	—	10,629	10,629
The Company believes the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of March 31, 2025 and December 31, 2024 and are classified as Level 1 within the fair value hierarchy.
The table below summarizes the fair value adjustment to instruments measured at Level 3 in the fair value hierarchy. The adjustments to contingent consideration derivative liabilities and embedded contingent interest derivative for the three months ended March 31, 2025 and 2024 are shown below:

	Three Months Ended March 31,
	2025	2024
Contingent consideration derivative liabilities - Fair value adjustment - (gain)	$(2,375)	$(636)
Embedded contingent interest derivative - Fair value adjustment - (gain)	(4,241)	—
During the three months ended March 31, 2025 and 2024, the Company had no transfers in or out of Level 3 in the fair value hierarchy. During the first quarter of 2024, the Company sold substantially all of its investment in Energos; this investment had been accounted for as an equity method investment. The Company retained an investment in Energos valued at $1,000, which is shown as a Level 3 investment in equity securities in the table above.
8. Restricted cash
As of March 31, 2025 and December 31, 2024, restricted cash consisted of the following:

	March 31, 2025	December 31, 2024
Cash restricted under the terms of loan agreements	$321,454	$422,098
Collateral for letters of credit and performance bonds	58,083	50,598
Total restricted cash	$379,537	$472,696

Uses of cash proceeds under the BNDES Term Loan, Brazil Financing Notes and PortoCem Debentures (see Note 17) are restricted to certain payments to construct the Company's power plants in Brazil.
9. Inventory
As of March 31, 2025 and December 31, 2024, inventory consisted of the following:

	March 31, 2025	December 31, 2024
LNG and natural gas inventory	$42,481	$67,232
Automotive diesel oil inventory	844	7,934
Bunker fuel, materials, supplies and other	23,370	28,058
Total inventory	$66,695	$103,224
Inventory is adjusted to the lower of cost or net realizable value each quarter. Changes in the value of inventory are recorded within Cost of sales in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. No adjustments were recorded during the three months ended March 31, 2025 and 2024.
10. Prepaid expenses and other current assets
As of March 31, 2025 and December 31, 2024, prepaid expenses and other current assets consisted of the following:

	March 31, 2025	December 31, 2024
Prepaid expenses	$33,791	$28,667
Recoverable taxes	130,072	98,101
Contract assets (Note 5)	19,317	44,902
Due from affiliates	2,963	2,627
Other current assets	15,782	31,199
Total prepaid expenses and other current assets, net	$201,925	$205,496
Other current assets as of March 31, 2025 and December 31, 2024 primarily consists of derivative assets recognized for foreign currency exchange contracts (Note 7) and deposits.
11. Construction in progress
The Company’s construction in progress activity during the three months ended March 31, 2025 is detailed below:

March 31, 2025
Construction in progress as of December 31, 2024	$3,574,389
Additions	297,368
Impact of currency translation adjustment	84,466
Assets placed in service	(55,110)
Construction in progress as of March 31, 2025	$3,901,113
Interest expense of $74,118 and $104,212, inclusive of amortized debt issuance costs, was capitalized for the three months ended March 31, 2025 and 2024, respectively.
The Company has significant development activities in Latin America. The successful completion of these development projects is subject to various risks, such as obtaining government approvals, identifying suitable sites, securing financing and permitting, and ensuring contract compliance.

12. Property, plant and equipment, net
As of March 31, 2025 and December 31, 2024, the Company’s property, plant and equipment, net consisted of the following:

	March 31, 2025	December 31, 2024
LNG liquefaction facilities	$3,265,052	$3,316,504
Vessels	1,645,136	1,575,299
Terminal and power plant equipment	407,081	630,822
Gas pipelines	291,355	323,196
Power facilities	157,452	283,470
ISO containers and other equipment	48,728	66,766
Land	53,532	51,897
Leasehold improvements	50,403	49,862
Accumulated depreciation	(372,759)	(455,009)
Total property, plant and equipment, net	$5,545,980	$5,842,807
LNG liquefaction facilities includes the Company's first Fast LNG project, which was placed into service in the fourth quarter of 2024.
The book value of the vessels that was recognized due to the failed sale leaseback in the Energos Formation Transaction as of March 31, 2025 and December 31, 2024 was $1,311,776 and $1,272,334, respectively.
Depreciation expense for the three months ended March 31, 2025 and 2024 totaled $59,616 and $44,525, respectively, of which $10,401 and $261, respectively, is included within Cost of sales in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
13. Goodwill and intangible assets
Goodwill
Upon classification of the Jamaica Business as held for sale on March 31, 2025, the Company allocated $172,094 of goodwill from the Terminals and Infrastructure Reporting unit to include in the carrying value of the disposal group on a relative fair value basis. Consequently, the Company performed an impairment test for the goodwill of the remaining Terminals and Infrastructure reporting unit, and concluded that goodwill was not impaired as of March 31, 2025. The carrying amount of goodwill within the Terminals and Infrastructure reporting unit and Ships reporting unit was $578,318 and $15,938, and $750,412 and $15,938, respectively, as of March 31, 2025 and December 31, 2024.
The Company reviews the carrying values of goodwill at least annually to assess impairment since these assets are not amortized. An annual impairment assessment is conducted as of October 1st of each year. Additionally, the Company reviews the carrying value of goodwill whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Subsequent to quarter-end and through the date of this filing, the Company has experienced a significant decline in its market capitalization, from $2.3 billion to $1.9 billion (as of May 14, 2025). Management is evaluating whether this decline represents a triggering event for assessing the goodwill and intangible asset balances for impairment in the second quarter of 2025.
Intangible assets
The following tables summarize the composition of intangible assets as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Weighted Average Life
Definite-lived intangible assets
Acquired capacity reserve contract	$162,045	$(8,294)	$(21,052)	$132,699	17
Favorable vessel charter contracts	17,700	(15,935)	—	1,765	4
Permits and development rights	61,894	(7,239)	(2,684)	51,971	34
Easements	660	(128)	—	532	30

Indefinite-lived intangible assets
Easements	1,191	—	(40)	1,151	n/a
Total intangible assets	$243,490	$(31,596)	$(23,776)	$188,118

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Weighted Average Life
Definite-lived intangible assets
Acquired capacity reserve contract	$162,045	$(5,942)	$(31,301)	$124,802	17
Favorable vessel charter contracts	17,700	(14,942)	—	2,758	4
Permits and development rights	61,894	(6,417)	(5,793)	49,684	34
Easements	1,555	(392)	—	1,163	30

Indefinite-lived intangible assets
Easements	1,191	—	(88)	1,103	n/a
Total intangible assets	$244,385	$(27,693)	$(37,182)	$179,510
Amortization expense for the three months ended March 31, 2025 and 2024 was $3,362 and $995, respectively which were inclusive of reductions in expense for the amortization of unfavorable contract liabilities.
In the third quarter of 2023, An Bord Pleanála (“ABP”), Ireland's planning commission, denied our application for the development of an LNG terminal and power plant. We challenged this decision, and in September 2024, the High Court of Ireland ruled that the ABP did not have appropriate grounds for the denial of our permit. In March 2025, APB withdrew their appeal to the September 2024 High Court decision. ABP is now reconsidering our planning application in accordance with Irish Law. Further, in March 2025, ABP granted the Company's application to construct a 600 MW power plant and a separate application to construct the 220 kV electricity interconnect. The Company is able to fuel this power plant via the LNG marine import terminal, if approved, or using gas provided from the Company's permitted pipeline interconnection. The continued development of this project is uncertain and there are multiple risks, including regulatory risks, which could preclude the development of this project; however, management continues to assess all options in respect of future developments for the land held.

14. Other non-current assets, net

As of March 31, 2025 and December 31, 2024, Other non-current assets consisted of the following:

	March 31, 2025	December 31, 2024
Long term receivables	$116,423	$114,677
Cost to fulfill (Note 5)	11,626	20,592
Contract asset, net (Note 5)	13,847	20,270
Financing costs	37,499	57,568
Other	39,069	59,792
Total other non-current assets, net	$218,464	$272,899
In the fourth quarter of 2024, the Company novated an LNG supply contact to a customer. In conjunction with this novation, the Company agreed to guarantee the performance of the LNG supplier (Note 18). In exchange for this guarantee, the Company will receive payments totaling $126,668 from the counterparty. These payments will be made between the third quarter of 2026 through the first quarter of 2028, and the discounted value of the payment stream has been recorded as a long-term receivable of $116,423 and $114,677 as of March 31, 2025 and December 31, 2024, respectively.
Financing costs includes deferred costs associated with the Company's Revolving Facility. Other non-current assets includes the development costs for hosted software products, foreign exchange contracts and investments in equity securities, which includes investments without a readily determinable fair value of $8,678 as of March 31, 2025 and December 31, 2024, respectively. The Company has not recognized any gains or losses in the value of these investments during 2025.
15. Accrued liabilities
As of March 31, 2025 and December 31, 2024, Accrued liabilities consisted of the following:

	March 31, 2025	December 31, 2024
Accrued development costs	$51,827	$113,193
Accrued interest	143,288	84,566
Accrued bonuses	22,851	37,415
Accrued inventory	988	93,319
Other accrued expenses	49,129	62,866
Total accrued liabilities	$268,083	$391,359
16. Other current liabilities
As of March 31, 2025 and December 31, 2024, Other current liabilities consisted of the following:

	March 31, 2025	December 31, 2024
Derivative liabilities	$36,331	$29,417
Contract liabilities (Note 5)	13,468	14,415
Income tax payable	90,165	88,607
Due to affiliates	4,750	11,530
Other current liabilities	26,628	30,860
Total other current liabilities	$171,342	$174,829

17. Debt
As of March 31, 2025 and December 31, 2024, debt consisted of the following:

	March 31, 2025	December 31, 2024
Corporate debt
Senior Secured Notes, due November 2029	$2,726,743	$2,728,269
Senior Secured Notes, due September 2026	509,236	509,022
Senior Secured Notes, due March 2029	233,560	233,789
Revolving Facility	725,000	1,000,000
Term Loan B, due October 2028	1,151,765	776,353
Term Loan A, due July 2027	324,373	321,573
Short-term Borrowings	168,587	179,890
Sale leaseback financing
Vessel Financing Obligation, due August 2042	1,355,024	1,366,293
Tugboat Financing, due December 2038	46,116	46,224
Asset level financing
PortoCem Debentures, due September 2040	799,526	729,259
BNDES Term Loan, due October 2045	356,488	350,525
Brazil Financing Notes, due August 2029	338,777	—
South Power 2029 Bonds, due May 2029	218,096	217,871
Turbine Financing, due July 2027	140,330	142,549
EB-5 Loan, due July 2028	98,733	98,647
Barcarena Debentures, due October 2028	—	194,571
Total debt	$9,192,354	$8,894,835
Current portion of long-term debt	$260,848	$539,132
Long-term debt	8,931,506	8,355,703
Long-term debt is recorded at amortized cost on the Condensed Consolidated Balance Sheets. The fair value of the Company's long-term debt was $8,830,886 and $9,087,890 as of March 31, 2025 and December 31, 2024, respectively, and is classified as Level 2 within the fair value hierarchy. The Company's debt arrangements include cross-acceleration clauses whereby events of default under an individual debt agreement can lead to acceleration of principal under other debt arrangements.
The terms of the Company's debt instruments have been described in the Annual Report on Form 10-K. Significant changes to the Company's outstanding debt are described below.
Term Loan B Credit Agreement
In March 2025, the Company entered into an amendment to the Term Loan B Credit Agreement. Pursuant to the amendment, certain lenders agreed to provide incremental term loans in an aggregate principal amount of up to $425,000, which increased the total outstanding principal amount to $1,272,440 ("Term Loan B"). The incremental term loans were issued at a discount, and the Company received proceeds, net of discount, of $391,000. Net proceeds will be used primarily to fund capital expenditures of the onshore FLNG project, and for other corporate expenses. The incremental term loans are subject to the same maturity date as the term loans under the original agreement. Quarterly principal payments of approximately $3,181 are required beginning June 2025.
The Term Loan B is secured by the same collateral that secures the term loans under the original agreement. The Term Loan B bears interest at a per annum rate equal to Adjusted Term SOFR (as defined in the amendment) plus 5.5%. The Company may prepay the Term Loan B at its option subject to prepayment premiums until March 10, 2028 and customary break funding costs. The Company is required to prepay the Term Loan B with the net proceeds of certain asset sales, condemnations, and debt and convertible securities issuances and with the Company's Excess Cash Flow (as defined in the amendment), in each case subject to certain exceptions and thresholds. The Company must comply with the same covenant requirements as those under the original agreement.
The amendment was accounted for as a modification, and fees paid to lenders of $20,000 were deferred and will be amortized over the remaining life of the Term Loan B Credit Agreement. The additional third party costs associated with the amendment of $2,727 were recognized as expense in Transaction and integration costs in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. As of March 31, 2025, total remaining unamortized deferred financing costs, including the unamortized original issue discount, for the Term Loan B was $120,675. In connection with the amendment, all unused term loan commitments under the Term Loan A Credit Agreement were terminated.
Term Loan A Credit Agreement
In March 2025, the Company entered into an amendment to the Term Loan A Credit Agreement. Pursuant to the amendment, the future borrowing commitments are reduced to zero, eliminating the potential for future borrowings under the Term Loan A Credit Agreement. As a result of the amendment, $18,121 of origination, structuring and other fees, which were previously capitalized in Other non-current assets on the Condensed Consolidated Balance Sheet were recognized as interest expense in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
Brazil Financing Notes
In February 2025, one of the Company's consolidated subsidiaries entered into an agreement to issue up to $350,000 aggregate principal amount of 15.0% Senior Secured Notes due 2029 (the “Brazil Financing Notes”) at a purchase price of 97.75% of par. The Brazil Financing Notes mature on August 30, 2029; the principal is due in full on the maturity date. Interest is payable quarterly in arrears beginning on June 30, 2025, and for the first 30 months that the Brazil Financing Notes are outstanding, interest due can be paid in kind and added to the principal amount. A portion of the proceeds from the issuance of the Brazil Financing Notes of $208,727 was used to repay the Barcarena Debentures in full.
The repayment of the Barcarena Debentures was evaluated on a creditor-by-creditor basis to determine whether the transaction should be accounted for as a modification or extinguishment of debt. As a result of this evaluation, a portion of the repayment was determined to be an extinguishment of debt and, therefore, the Company recorded a debt extinguishment loss of $392 to write off a pro-rata amount of unamortized issuance costs. A portion of the repayment was treated as modification, and fees and unamortized issuance costs amounted to $3,484 that were attributable to the lender that participated in both the Barcarena Debentures and the Brazil Financing Notes will be amortized over the life of the Brazil Financing Notes. The additional third-party fees associated with the Brazil Financing Notes of $3,826 were recognized as expense in Transaction and integration costs in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. As of March 31, 2025, total remaining unamortized deferred financing costs, including the unamortized original issue discount, for the Brazil Financing Notes were $11,223.
PortoCem Debentures
The PortoCem Debentures included a non-automatic early maturity provision whereby upon multiple downgrades of the Company’s credit rating, early maturity may be declared if approved by the majority of debenture holders. Prior to the issuance of these financial statements, the Company’s credit ratings were downgraded, triggering the right of the debenture holders to determine if an early maturity event should be declared. On May 23, 2025, the debenture holders unanimously permanently waived their ability to declare an early maturity event due to this credit ratings downgrade. In connection with the debenture holders' decision to not declare an early maturity event, the Company agreed to provide a bank guarantee of $129,100 prior to August 17, 2025.
On June 5, 2025, the Company received an additional downgrade of its credit rating, which triggered a non-automatic event of early maturity under the PortoCem Debenture. On June 26, 2025, the debenture holders unanimously permanently waived their ability to declare an early maturity event due to this credit ratings downgrade. No additional collateral was required; however, the Company will instead provide $50,000 of the previously required bank guarantee on or before July 7, 2025, and the remaining $79,100 prior to August 17, 2025. Additionally, the debenture holders agreed to amend the debenture agreement to suspend the covenant that allows for a non-automatic early maturity event upon certain downgrades of the Company’s credit rating through August 30, 2026.

Interest expense

Interest and related amortization of debt issuance costs, premiums and discounts recognized during major development and construction projects are capitalized and included in the cost of the project. Interest expense, net of amounts capitalized, recognized for the three months ended March 31, 2025 and 2024 consisted of the following:

	Three Months Ended March 31,
	2025	2024
Interest per contractual rates	$213,714	$123,418
Interest expense on Vessel Financing Obligation	45,240	49,087
Amortization of debt issuance costs, premiums and discounts	28,768	8,453
Interest expense incurred on finance lease obligations	90	598
Total interest costs	$287,812	$181,556
Capitalized interest	74,118	104,212
Total interest expense	$213,694	$77,344
Interest expense on the Vessel Financing Obligation includes non-cash expense of $22,179 and $33,193 for the three months ended March 31, 2025 and 2024, respectively, related to payments received by Energos from third-party charterers.
18. Other Long-Term Liabilities
As of March 31, 2025 and December 31, 2024, Other long-term liabilities consisted of the following:

	March 31, 2025	December 31, 2024
Guarantee liability	$117,105	$115,359
Derivative liabilities	11,006	24,364
Contract liability (Note 5)	11,750	11,750
Other	28,990	14,885
Total other long-term liabilities	$168,851	$166,358
In the fourth quarter of 2024, the Company novated an LNG supply contact to a customer. In conjunction with this novation, the Company agreed to guarantee the performance of the LNG supplier, and in exchange for this guarantee, the customer will make payments to the Company between the third quarter of 2026 through the first quarter of 2028 totaling $126,668 (Note 14).
19. Income Taxes
The effective tax rate for the three months ended March 31, 2025 was (17.0)% compared to 27.6% for the three months ended March 31, 2024. The total tax provision for the three months ended March 31, 2025 was $28,670 compared to a provision of $21,624 for the three months ended March 31, 2024. The Company recognized a provision on pre-tax losses in the quarter principally from valuation allowances, an expected gain on sale of the Jamaica Business, and taxation of foreign earnings.
The Organization for Economic Cooperation and Development (OECD) released the Pillar Two model rules to reform international corporate taxation that aim to ensure that applicable multinationals pay a minimum global effective tax rate of 15%. The rules are passed into national legislation based on each country's approach, and some countries already enacted or substantively enacted the rules. The Company continuously evaluates these developments and the potential impact of the Pillar Two framework. For the fiscal year 2025, the Company is not expected to meet certain transitional safe harbors. As a result, the Company may be subject to Pillar Two tax obligations which would increase the Company's total tax expense. Tax expense from Pillar Two is recorded as a period cost, the estimate of which has been included in the Company's estimated annual effective tax rate for the three months ended March 31, 2025.

20. Commitments and contingencies
The Company is subject to certain legal and regulatory proceedings, claims and disputes that arise in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
In the first quarter of 2025 Alunorte Alumina do Norte do Brasil S.A. ("Alunorte") initiated arbitration proceedings at the International Chamber of Commerce (“ICC”). Alunorte claims it is owed damages for alleged delays by the Company to supply gas at the Barcarena Facility and is claiming damages up to BRL 375.7 million ($65.4 million using exchange rates as of March 31, 2025). The Company believes Alunorte’s claims are without merit and not supported by the contract between the parties, and as a result the Company plans to vigorously defend itself in these proceedings. However,  due to the inherent difficulty in predicting the outcome of arbitration, the amount of any potential loss is uncertain. The Company has not accrued any potential losses as of March 31, 2025.
21. Earnings per share

	Three Months Ended March 31,
	2025	2024
Basic
Numerator:
Net (loss) income	$(197,373)	$56,670
Net (income) attributable to non-controlling interests	(2,208)	(2,589)
Convertible preferred stock dividend	(548)	(142)
Net income attributable to Class A common stock	$(200,129)	$53,939

Denominator:
Weighted-average shares - basic	273,609,766	205,061,967
Net income per share - basic	$(0.73)	$0.26

Diluted
Numerator:
Net (loss) income	$(197,373)	56,670
Net (income) attributable to non-controlling interests	(2,208)	(2,589)
Convertible preferred stock dividend	(548)	(142)
Adjustments attributable to dilutive securities	—	(750)
Net income attributable to Class A common stock	$(200,129)	$53,189

Denominator:
Weighted-average shares - diluted	273,609,766	205,977,720
Net income per share - diluted	$(0.73)	$0.26

The following table presents potentially dilutive securities excluded from the computation of diluted net income per share for the periods presented because its effects would have been anti-dilutive.

	March 31, 2025	March 31, 2024
Series A convertible preferred stock(1)	—	96,746
Series B convertible preferred stock(1)	36,746	—
Equity Agreement shares(2)	1,877,625	—
Total	1,914,371	96,746

(1) Represents the number of unconverted Series B and Series A convertible preferred shares as of March 31, 2025 and March 31, 2024, respectively.
(2) Represents Class A common stock that would be issued in relation to an agreement to issue shares executed in conjunction with a prior year asset acquisition.
22. Redeemable preferred stock and stockholder's equity
Redeemable preferred stock
On October 1, 2024, the Company issued to Ceiba Energy 96,746 shares of the Company's 4.8% Series B Convertible Preferred Stock, par value $0.01 per share and liquidation preference $1,000 per share (the “Series B Convertible Preferred Stock”), in exchange for all outstanding shares of the Company’s Series A Convertible Preferred Stock.
Conversion to Class A common shares
During the first quarter of 2025, holders of Series B Convertible Preferred Stock submitted conversion notices to convert a total of 45,000 shares of Series B Convertible Preferred Stock, including accrued and unpaid dividends of $107 on these shares, into 4,977,837 Class A common shares at a conversion price of $9.06 per share. The Company issued a total of 6,651,511 Class A common shares to the holders of Series B Convertible Preferred Stock during the three months ended March 31, 2025, which included 1,673,674 shares issued for a conversion notice received in December 2024.
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

Dividends
Holders of Series B Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 4.8% per annum, which is payable quarterly in arrears. The Company paid dividends of $441 and $142 on the Series B Convertible Preferred Stock and Series A Convertible Preferred Stock during the three months ended March 31, 2025 and March 31, 2024, respectively.
The Company did not declare a dividend on its Class A common stock during the three months ended March 31, 2025. Under certain intercompany agreements entered into in conjunction with the Refinancing Transactions completed in the fourth quarter of 2024, New Fortress Energy Inc. is no longer permitted to pay dividends to shareholders. The Company declared and paid quarterly dividends on its Class A common stock totaling $20,503 during the three months ended March 31, 2024, representing $0.10 per Class A share.
During the three months ended March 31, 2025 and March 31, 2024, the Company paid dividends of $3,019 to holders of Golar LNG Partners LP's ("GMLP") 8.75% Series A Cumulative Redeemable Preferred Units (“GMLP Preferred Units”). As these equity interests have been issued by the Company’s consolidated subsidiaries, the value of the GMLP Preferred Units is recognized as non-controlling interest in the condensed consolidated financial statements.
23. Share-based compensation
The Company has granted restricted stock units ("RSUs") to select officers, employees and certain non-employees under the Incentive Plan (as defined in the Company's Annual Report on Form 10-K). The fair value of RSUs on the grant date is estimated based on the closing price of the underlying shares on the grant date. The following table summarizes the RSU activity for the three months ended March 31, 2025:

	Restricted Stock Units	Weighted-average grant date fair value per share
Non-vested RSUs as of December 31, 2024	1,579,802	$32.60
Granted	—	—
Vested	(791,702)	32.60
Forfeited	(444,858)	32.66
Non-vested RSUs as of March 31, 2025	343,242	$32.66

The non-vested RSUs vest over periods from 10 months to approximately two years following the grant date. The weighted-average remaining vesting period of non-vested RSUs totaled 0.76 years as of March 31, 2025.
For the three months ended March 31, 2025, the Company recognized compensation costs associated with equity awards in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income as follows:

	Three Months Ended March 31,
	2025	2024
Operations and maintenance	$22	$17
Selling, general and administrative	(251)	5,231
Total share-based compensation expense	$(229)	$5,248
During the three months ended March 31, 2025, the Company recognized a reversal of previous compensation expense of $6,571 due to the forfeiture of awards upon separation with certain employees. During the first quarter of 2024, there was no significant reversal of cumulative compensation expense recognized for forfeited RSU awards.
During 2024, the Company granted an equity award to certain employees that will settle in shares of a subsidiary owning the Company's Brazilian operations. The grant date fair value of this award was $53,958, and the award contains a service condition that will vest in annual increments through March 31, 2027. Compensation expense of $4,656 for the three months ended March 31, 2025 associated with this award is included in the table above.
The Company recognizes the income tax benefits resulting from vesting of RSUs in the period of vesting, to the extent the compensation expense has been recognized. As of March 31, 2025, unrecognized compensation costs from non-vested RSUs was $4,711, and unrecognized compensation costs for other equity awards that will settle in shares of a subsidiary owning the Company's Brazilian operations was $37,766.
24. Related party transactions
Management services
Messrs. Edens, chief executive officer and chairman of the Board of Directors, and Nardone, member of the Board of Directors, are currently employed by Fortress Investment Group LLC (“Fortress”). In the ordinary course of business, Fortress, through affiliated entities, charges the Company for administrative and general expenses incurred pursuant to its Administrative Services Agreement (“Administrative Agreement”). The charges under the Administrative Agreement that are attributable to the Company totaled $118 and $1,975 for the three months ended March 31, 2025 and 2024, respectively. Costs associated with the Administrative Agreement are included within Selling, general and administrative in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. As of March 31, 2025 and December 31, 2024, $348 and $6,755 were due to Fortress, respectively.
In addition to administrative services, Mr. Edens owns an aircraft that we charter from a third party operator for business purposes in the ordinary course of operations. The Company incurred, at aircraft operator rates, charter costs of $952 and $570 for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, $910 and $1,146 was due to this affiliate, respectively.
Fortress affiliated entities
The Company provides certain administrative services to related parties including entities affiliated with Fortress. No costs are incurred for such administrative services by the Company as the Company is fully reimbursed for all costs incurred. The Company has subleased a portion of office space to affiliates of entities managed by Fortress, and for the three months ended March 31, 2025 and 2024, $327 and $218 of rent and office related expenses were incurred by these affiliates, respectively. As of March 31, 2025 and December 31, 2024, $2,963 and $2,637 were due from affiliates, respectively.
Additionally, an entity formerly affiliated with Fortress and currently owned by Messrs. Edens and Nardone provides certain administrative services to the Company, as well as providing office space under a month-to-month non-exclusive license agreement. In May 2024, this affiliate assigned the office lease to the Company, and after this point, the Company no longer incurs rent expense with this affiliate. The Company incurred rent and administrative expenses of approximately

$683 for the three months ended March 31, 2024. As of March 31, 2025 and December 31, 2024, $3,614 and $3,614 were due to Fortress affiliated entities, respectively.
Land leases
Prior to the sale of the Company's Miami Facility in the fourth quarter of 2024, the Company leased land from Florida East Coast Industries, LLC (“FECI”), which is controlled by funds managed by an affiliate of Fortress. The Company recognized expense related to the land lease of $103 during the three months ended March 31, 2024, which was included within Operations and maintenance in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. No amounts are due to FECI as of March 31, 2025 and December 31, 2024.
In September 2023, the Company entered into a lease agreement to lease land from Jefferson Terminal South LLC, which is an indirect, majority-owned subsidiary of a public company which is managed by an affiliate of Fortress. The Company recognized expense related to the land lease of $183 and $0 during the three months ended March 31, 2025 and 2024, respectively, which was included within Operations and maintenance in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. As of March 31, 2025, the Company recorded a right-of-use asset of $3,436 and a lease liability of $4,563 on the Condensed Consolidated Balance Sheets. As of December 31, 2024, the Company recorded a right-of-use asset of $3,530 and a lease liability of $4,474 on the Condensed Consolidated Balance Sheets.
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
In March 2025, the Company entered into an agreement to acquire DevTech's 10% non-controlling interest, and concurrently, terminated the consulting arrangement. A cash payment of $950 was made to DevTech, of which $822 was allocated to the value of the acquired shares of the subsidiary. The Company recognized approximately $128 and $128 in expense related to the consulting arrangement within Selling, general and administrative for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, $0 and $149 were due to DevTech, respectively.
25. Segments
As of March 31, 2025, the Company operates in two reportable segments: Terminals and Infrastructure and Ships:
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
•Ships includes certain vessels that are currently chartered to third parties under long-term arrangements and are part of the Energos Formation Transaction; three vessels are currently included in this segment. The Company’s investment in Energos was also included in the Ships segment prior to the disposition of this investment in the first quarter of 2024.
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
The table below presents segment information for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other	Consolidated
Statement of operations:
Total revenues	$431,927	$38,609	$470,536	$—	$470,536
Less(1):
Cost of sales(3)	302,377	—	302,377	—	302,377
Vessel operating expenses	—	7,176	7,176	—	7,176
Operations and maintenance	54,957	—	54,957	—	54,957
Segment Operating Margin	$74,593	$31,433	$106,026	$—	$106,026
Balance sheet:
Total assets	$12,473,894	$554,186	$13,028,080	$—	$13,028,080
Other segmental financial information:
Capital expenditures(2)	$297,368	$—	$297,368	$—	$297,368

	Three Months Ended March 31, 2024
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other	Consolidated
Statement of operations:
Total revenues	$647,737	$42,584	$690,321	$—	$690,321
Less(1):
Cost of sales (3)	229,117	—	229,117	—	229,117
Vessel operating expenses	—	8,396	8,396	—	8,396
Operations and maintenance	68,548	—	68,548	—	68,548
Segment Operating Margin	$350,072	$34,188	$384,260	$—	$384,260
Balance sheet:
Total assets	$10,215,582	$664,780	$10,880,362	$—	$10,880,362
Other segmental financial information:
Capital expenditures(2)	$484,254	$—	$484,254	$—	$484,254
(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2) Capital expenditures includes amounts capitalized to construction in progress and additions to property, plant and equipment during the period.

(3) Cost of sales is presented exclusive of costs included in Depreciation and amortization in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

Consolidated Segment Operating Margin is defined as net income, adjusted for selling, general and administrative expenses, transaction and integration costs, depreciation and amortization, asset impairment expense, loss on sale of assets, interest expense, other (income) expense, net, and loss on extinguishment of debt, net, tax provision.
The following table reconciles Net income, the most comparable financial statement measure, to Consolidated Segment Operating Margin:

	Three Months Ended March 31,
(in thousands of $)	2025	2024
Net income	$(197,373)	$56,670
Add:
Selling, general and administrative	59,271	70,754
Transaction and integration costs	11,931	1,371
Depreciation and amortization	53,057	50,491
Asset impairment expense	246	—
Interest expense	213,694	77,344
Other (income) expense, net	(63,937)	19,112
Loss on sale of assets, net	—	77,140
Loss on extinguishment of debt, net	467	9,754
Tax provision	28,670	21,624
Consolidated Segment Operating Margin	$106,026	$384,260
26. Subsequent events
Credit agreement amendments
On May 12, 205, the Company entered into the following credit agreement amendments:
The Company entered into the Twelfth Amendment to Credit Agreement (the “Twelfth Amendment”) which amends that certain Credit Agreement, dated as of April 15, 2021 (as amended, restated or otherwise modified from time to time, the “Existing RCF” and the Existing RCF as amended by the Twelfth Amendment, the “Amended RCF”), by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and as collateral agent. Among other things, the Twelfth Amendment waives the requirement that the Company pay 75% of net proceeds from certain asset sales to repay indebtedness, allowing the Company to apply $270,000 of proceeds from the sale of the Jamaica Business to the extended tranche of the Existing RCF prior to September 30, 2025, when such amount was due. The Company plans to use the remaining proceeds to reinvest in the Company’s business and repay indebtedness under the Amended TLA (as defined below).
The Company entered into the Fifth Amendment to Credit Agreement (the “Fifth Amendment”) which amends that certain Credit Agreement, dated as of July 19, 2024 (as amended, restated or otherwise modified from time to time, the “Existing TLA” and the Existing TLA as amended by the Fifth Amendment, the “Amended TLA”).
The Company entered into the Eighth Amendment to Uncommitted Letter of Credit and Reimbursement Agreement (the “Eighth Amendment”) which amends that certain Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 16, 2021 (as amended, restated or otherwise modified from time to time, the “Existing ULCA” and the Existing ULCA as amended by the Eighth Amendment, the “Amended ULCA”), by and among the Company, the guarantors from time to time party thereto, Natixis, New York Branch, as Administrative Agent, Natixis, New York Branch, as ULCA Collateral Agent, Natixis, New York Branch, and each of the other financial institutions party thereto, as Lenders and Issuing Banks.

The Fifth Amendment, the Eighth Amendment and the Twelfth Amendment are referred to herein collectively as the “Amendments;” the Amended TLA, the Amended ULCA and the Amended RCF are referred to herein collectively as the

“Amended Credit Agreements.” The Existing TLA, the Existing ULCA and Existing RCF are referred to herein collectively as the “Existing Credit Agreements.”

The Twelfth Amendment, among other things, (i) provides for a covenant holiday with respect to the consolidated first lien debt ratio and fixed charge coverage ratio contained therein for the fiscal quarter ending June 30, 2025, (ii) permits $270,000 of proceeds from the sale of the Jamaica Business to be used to prepay and terminate a portion of loans and commitments currently outstanding and otherwise does not require the proceeds of the sale of the Jamaica Business to be used to prepay loans and commitments and (iii) provides that the asset sale sweep mandatory prepayment will now terminate effectiveness once aggregate commitments are reduced to $550,000 from $600,000.

The Fifth Amendment, among other things, (i) requires $55,000 of proceeds from the sale of the Jamaica Business to be used to prepay a portion of loans currently outstanding and otherwise does not require the proceeds from the sale of the Jamaica Business to be used to prepay loans; (ii) increases the applicable margin to 6.70% for SOFR loans and 5.70% for Base Rate Loans and implements a SOFR floor of 4.30% and a base rate floor of 5.30%; (iii) requires the Company to make mandatory prepayments with 12.5% of proceeds of a $659,000 request for equitable adjustment and any other proceeds related to the early termination of our FEMA contracts, if and when such proceeds are received, to pay down a portion of the indebtedness outstanding under loans thereunder and, in the case of certain asset sales, reduce the commitments thereunder.

Additionally, the Fifth Amendment amends certain of the financial covenants. After giving effect to the Fifth Amendment, the consolidated first lien debt ratio cannot exceed (i) 8.75 to 1.00, for the fiscal quarters ending March 31, 2025, (ii) 6.75 to 1.00, for the fiscal quarter ending September 30, 2025, (iii) 6.50 to 1.00, for the fiscal quarter ending December 31, 2025, (iv) 7.25 to 1.00, for the fiscal quarters ending March 31, 2026 and September 30, 2026 and (v) 6.75 to 1.00, for the fiscal quarter ending December 31, 2026 and each fiscal quarter thereafter. The Fifth Amendment added a fixed charge coverage ratio covenant and removed the debt to total capitalization covenant to the Amended TLA. Commencing with the fiscal quarter ending March 31, 2025, the Company cannot permit the fixed charge coverage ratio for the Company and its restricted subsidiaries to be less than or equal to 0.80 to 1.00 for the fiscal quarter ending March 31, 2025 and, for the fiscal quarter ending September 30, 2025 and each fiscal quarter thereafter, 1.00 to 1.00. Neither the first lien debt ratio covenant nor the fixed charge coverage ratio covenant will be tested for the fiscal quarter ending June 30, 2025. After giving effect to the Fifth Amendment, the financial covenants set forth above are consistent with the corresponding financial covenants in the Amended RCF and Amended LCF.

The Eighth Amendment, among other things, provides for a covenant holiday with respect to the consolidated first lien debt ratio and fixed charge coverage ratio contained therein for the fiscal quarter ending June 30, 2025.

Further to the above, the Amendments each added a covenant limiting the amount of cash the Company can use to repurchase outstanding senior secured notes due 2026, other than payments to avoid springing maturities in respect thereof or with proceeds of certain permitted debt or equity refinancing transactions.
Sale of Jamaica Business
On May 14, 2025, the Company completed the sale of the Jamaica Business to Excelerate Energy Limited Partnership (“EELP”), a subsidiary of Excelerate Energy, Inc., for $1.055 billion in cash, subject to certain purchase price adjustments. In conjunction with closing, the Company repurchased all outstanding South Power Bonds for $227,157, including a 1.0% prepayment penalty and accrued interest. After the repayment of debt, the Company received net proceeds of approximately $678,480, with an additional $98,635 proceeds held in escrow and to be returned to the Company on the release dates as stated in the EAPA.
As a result of the Amended Agreements, the Company repaid and permanently reduced the Revolving Facility commitments of $270,000 and repaid $55,000 of the Term Loan A Credit Agreement with the sale proceeds.
GMLP dividend
The Company did not pay the preferred stock dividend on the GMLP Preferred Units that was scheduled to be paid on May 15, 2025.  The Company has not determined when, or if,  it will pay the dividend scheduled on May 15, 2025 or any dividend scheduled on a future date.

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
You should read “Risk Factors” and “Cautionary Statement on Forward-Looking Statements” elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and under similar headings in the Annual Report on Form 10-K for the year ended December 31, 2024 (our “Annual Report”) for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
Overview
We are a global energy infrastructure company founded to help address energy poverty and accelerate the world’s transition to reliable, affordable and clean energy. We own and operate natural gas and liquefied natural gas ("LNG") infrastructure, and an integrated fleet of ships and logistics assets to rapidly deliver turnkey energy solutions to global markets; additionally, we have expanded our focus to building our modular LNG manufacturing business. Our near-term mission is to provide modern infrastructure solutions to create cleaner, reliable energy while generating a positive economic impact worldwide. Our long-term mission is to become one of the world’s leading companies providing power free from carbon emissions by leveraging our global portfolio of integrated energy infrastructure. We discuss this important goal in more detail in our Annual Report, “Items 1 and 2: Business and Properties” under “Sustainability—Toward a Low Carbon Future.”
Our chief operating decision maker makes resource allocation decisions and assesses performance on the basis of two operating segments, Terminals and Infrastructure and Ships.
Our Terminals and Infrastructure segment includes the entire production and delivery chain from natural gas procurement and liquefaction to logistics, shipping, facilities and conversion or development of natural gas-fired power generation. We currently source LNG from long-term supply agreements with third-party suppliers. We placed our first floating liquefaction unit, which we refer to as "Fast LNG" or "FLNG", into service in the fourth quarter of 2024, and we plan to source a portion of our LNG needs from this facility. The Terminals and Infrastructure segment includes all terminal operations in Jamaica (prior to the sale of our Jamaica Business (as defined below)), Puerto Rico, Mexico and Brazil, as well as vessels utilized in our terminal or logistics operations. We centrally manage our LNG supply and the deployment of our vessels utilized in our terminal, logistics or sub-charter operations, which allows us to optimally manage our LNG supply and fleet.
Our Ships segment includes certain vessels which are currently chartered under long-term arrangements to third parties and are part of the Energos Formation Transaction (defined below). Over time, we expect to utilize these vessels in our own terminal operations as charter agreements for these vessels expire, and these vessels are expected to be included in our Terminals and Infrastructure segment at such time.
In March 2025, we entered into an equity and asset purchase agreement (the "EAPA") to sell our Jamaica business, including operations at the LNG import terminal in Montego Bay, the offshore floating storage and regasification terminal in Old Harbour and the 150 megawatt Combined Heat and Power Plant in Clarendon, along with the associated infrastructure (the "Jamaica Business") for cash consideration of approximately $1.06 billion, subject to certain purchase price adjustments. On May 14, 2025, we completed the sale of the Jamaica Business and received net proceeds of approximately $678 million, with additional $99 million proceeds held in escrow and to be returned to the Company on the release dates as stated in the EAPA.
Our Current Operations – Terminals and Infrastructure
Our management team has successfully employed our strategy to secure long-term contracts with significant customers, including Jamaica Public Service Company Limited (“JPS”), the sole public utility in Jamaica, South Jamaica Power Company Limited (“SJPC”), an affiliate of JPS, and Jamalco, a bauxite mining and alumina producer in Jamaica, prior to the sale of the Jamaica Business, as well as the Puerto Rico Electric Power Authority (“PREPA”) and Comisión Federal de Electricidad (“CFE”), Mexico’s power utility, each of which is described in more detail below. Our assets built to service these significant customers have been designed with capacity to service other customers.
San Juan Facility
Our San Juan Facility became fully operational in the third quarter of 2020. It is designed as a landed micro-fuel handling facility located in the Port of San Juan, Puerto Rico. The San Juan Facility has multiple truck loading bays to provide LNG to on-island industrial users. The San Juan Facility is near the PREPA San Juan Power Plant and serves as our supply hub for the PREPA San Juan Power Plant and industrial end-user customers in Puerto Rico.
In 2023, we entered into agreements for the installation and operation of approximately 350MW of additional power to be generated at the Palo Seco Power Plant and San Juan Power Plant in Puerto Rico as well as the supply of natural gas. Our customer was contracted by the U.S. Army Corps of Engineers to support the island’s grid stabilization project with additional power capacity to enable maintenance and repair work on Puerto Rico’s power system and grid. We commissioned 350MW of duel-fuel power generation using our gas supply in less than 180 days.
In March 2024, our contract to provide emergency power services to support the grid stabilization project was terminated, and we completed a series of transactions that included the sale of turbines and related equipment deployed to support the grid stabilization project to PREPA. We were also awarded a gas sale agreement with PREPA to supply up to 80 TBtu annually to PREPA's gas-fired power plants, including to the turbines that were sold to PREPA. The contract initially has a one year term that is renewable annually for three additional annual periods. In March 2025, the agreement was amended to extend the term by 100 days to June 2025.
We are pursuing a $659 million request for equitable adjustment related to the early termination of our contract to provide emergency power services. The actual amount of any such adjustment and the timing of any related payments may be materially different than management’s current estimate. As a result, the Company cannot offer any assurance as to the actual amount that may be recovered pursuant to such request or subsequent claim, if any.
In 2023, our wholly-owned subsidiary, Genera PR LLC ("Genera"), was awarded a 10-year contract for the operation and maintenance of PREPA’s thermal generation assets with the goal of reducing costs and improving reliability of power generation in Puerto Rico. We receive an annual management fee and are eligible for performance-based incentive fees. The service period under the contract commenced on July 1, 2023.
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
In the fourth quarter of 2022, we finalized short-form agreements with CFE to expand and extend our supply of natural gas to multiple CFE power generation facilities in Baja California Sur and to sell the La Paz Power Plant to CFE. In the third quarter of 2024, we executed a 10-year gas sales agreement to supply natural gas to additional CFE facilities on take-or-pay basis.
Santa Catarina Facility

We placed our Santa Catarina Facility in service in the fourth quarter of 2024. The Santa Catarina Facility is located on the southern coast of Brazil and consists of an FSRU with a processing capacity of approximately 500,000 MMBtu from LNG per day and LNG storage capacity of up to 138,000 cubic meters. We have developed and constructed a 33-kilometer, 20-inch pipeline that connects the Santa Catarina Facility to the existing inland Transportadora Brasileira Gasoduto Bolivia-Brasil S.A. (“TBG”) pipeline via an interconnection point in the municipality of Garuva. The Santa Catarina Facility and associated pipeline are expected to have a total addressable market of 15 million cubic meters per day of natural gas.
In August 2024, we acquired 100% of the outstanding equity interest of Usina Termeletrica de Lins S.A. ("Lins"), which owns key rights and permits to develop a natural gas-fired power plant for up to 2.05GW located in the State of Sao Paulo, within the city limits of Lins. We expect to participate in the power auctions anticipated to occur in 2025 in Brazil, and to the extent that NFE is successful in these auctions, we plan to develop a gas-fired power plant using natural gas from the Santa Catarina Facility.
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
We no longer own the Montego Bay Facility after we completed the sale of the Jamaica Business, and starting in the second quarter of 2025, we will no longer reflect the results of operations from the Montego Bay Facility in our financial statements.
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
We no longer own the Old Harbour Facility and CHP Plant after we completed the sale of the Jamaica Business, and starting in the second quarter of 2025, we will no longer reflect the results of operations from the Old Harbour Facility and CHP Plant in our financial statements.
Our LNG Supply and Cargo Sales
NFE provides reliable, affordable and clean energy supplies to customers around the world that we plan to satisfy through the following sources: 1) our current contractual supply commitments; 2) our own FLNG production; and 3) additional LNG supply contracts expected to commence in 2027. Our first FLNG facility began to produce LNG in July 2024, and we expect to generate up to 70 TBtu annually from this facility. When expected production from FLNG is combined with our commitments to purchase and receive physical delivery of LNG volumes, we expect to have sufficient supply for 100% of our committed volumes for each of our downstream terminals inclusive of our San Juan Facility, La Paz Facility, Barcarena Facility and Santa Catarina Facility. Additionally, we have binding contracts for LNG volumes from two separate U.S. LNG facilities, each with a 20-year term, which are expected to commence in 2027 and 2029.
Geopolitical events have substantially impacted and may continue to impact the natural gas and LNG markets, which have experienced significant volatility in recent years. The majority of our LNG supply contracts are based on a natural gas-based index, Henry Hub, plus a contractual spread. We limit our exposure to fluctuations in natural gas prices as our pricing in contracts with customers is largely based on the Henry Hub index price plus a fixed fee component. Additionally, with our own Fast LNG production, we plan to further mitigate our exposure to variability in LNG prices, and our long-term strategy is to sell substantially all cargos produced to customers on a long-term, take-or-pay basis through our downstream terminals.

Our Current Operations – Ships
Our shipping assets include Floating Storage and Regasification Units ("FSRUs"), Floating Storage Units ("FSUs") and LNG carriers ("LNGCs"). Our shipping assets are included in both of our operating segments. Certain vessels are currently chartered to third parties under long-term arrangements and are part of the Energos Formation Transaction (defined below); such vessels are included in our Ships segment. At the expiration of third party charters of these vessels, we plan to utilize these vessels for our own operational purposes. Vessels we operate at our terminal operations or that we decide to sub-charter are included in our Terminals and Infrastructure segment.
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
Our Development Projects
Our projects currently under development include our development of a series of modular liquefaction facilities to provide a source of low-cost supply of LNG to customers around the world through our Fast LNG technologies; our LNG terminal facility and power plant in Puerto Sandino, Nicaragua (“Puerto Sandino Facility”); our LNG terminal (“Barcarena Facility”) and power plant located in Pará, Brazil; our LNG terminal (“Ireland Facility”) and power plant in Ireland, our first green hydrogen project ("ZeroPark I") and Klondike Digital Infrastructure, our newly-launched power and data center infrastructure business ("Klondike"). We are also in active discussions to develop projects in multiple regions around the world that may have significant demand for additional power, LNG and natural gas, although there can be no assurance that these discussions will result in additional contracts or that we will be able to achieve our target revenue or results of operations.
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
Fast LNG
We are currently developing multiple modular liquefaction facilities to provide a source of low-cost supply of LNG to customers around the world. We have designed and are constructing liquefaction facilities for our growing customer base that we believe are both faster and more economical to construct than many traditional liquefaction solutions. Our “Fast LNG,” or “FLNG,” design pairs advancements in modular, midsize liquefaction technology with jack up rigs, semi-submersible rigs or similar marine floating infrastructure to enable a lower cost and faster deployment schedule than other greenfield alternatives. Semi-permanently moored FSUs will provide LNG storage alongside the floating liquefaction infrastructure, which can be deployed anywhere there is abundant and stranded natural gas. As noted below, we are also in discussions with CFE to utilize our FLNG design in an onshore application.
Fast LNG is anchored by key benefits over conventional liquefaction projects. In particular, we believe installing modular equipment in a shipyard will meaningfully expedite timelines. In addition, placing solutions offshore provides greater access to natural gas and optimized marine logistics.
We describe our operational and planned FLNG projects below.
Altamira

Our first Fast LNG unit has been deployed off the coast of Altamira, Tamaulipas, Mexico, and was placed into service in the fourth quarter of 2024. The 1.4 million ton per annum (“MTPA”) FLNG unit utilizes CFE’s firm pipeline transportation capacity on the Sur de Texas-Tuxpan Pipeline to receive feedgas volumes. This first FLNG unit has been fully commissioned, and we are in the process of increasing available liquefaction capacity through optimization projects.
We expect to deploy up to two 1.4MTPA additional FLNG units onshore at the existing Altamira LNG import facility. The terminal also would source feedgas from the CFE from the Sur de Texas-Tuxpan Pipeline. The Altamira onshore LNG facility is a world class import facility that will be converted to export LNG similar to other gulf coast regasification terminals. Existing infrastructure at the facility includes two 150,000m3 storage tanks, deepwater marine berth and access to local gas and power networks.
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
Puerto Sandino Facility
We are developing a liquefied natural gas receiving, transloading and regasification facility in Puerto Sandino, Nicaragua, as well as a pipeline connecting the facility with our Puerto Sandino Power Plant. We have entered into a 25-year PPA with Nicaragua’s electricity distribution companies, and we expect to utilize approximately 57,000 MMBtu from LNG per day to provide natural gas to the Puerto Sandino Power Plant in connection with the 25-year power purchase agreement. Construction of the terminal and power plant is substantially complete; however, we will determine timing of final commissioning and commencement under our PPA based on the most optimal use of our LNG supply chain. As part of our long-term strategy, we are also evaluating solutions to optimize power generation and delivery to other markets, connected to our power plant through a regional transmission line.
Barcarena Facility
The Barcarena Facility consists of an FSRU and associated infrastructure, including mooring and offshore and onshore pipelines. The Barcarena Facility is capable of delivering almost 600,000 MMBtu from LNG per day and storing up to 160,000 cubic meters of LNG. We have entered into a 15-year gas supply agreement with a subsidiary of Norsk Hydro ASA for the supply of natural gas to the Alunorte Alumina Refinery in Pará, Brazil, through our Barcarena Facility.
The Barcarena Facility will also supply our new 630MW combined cycle natural gas-fired power plant located in Pará, Brazil (the “Barcarena Power Plant”). The power plant is fully contracted under multiple 25-year power purchase agreements to supply electricity to the national electricity grid. We expect to complete the Barcarena Power Plant in 2025.
In March 2024, we closed the acquisition of PortoCem Geração de Energia S.A. ("PortoCem"), a wholly-owned subsidiary of Ceiba Fundo de Investimento em Participações Multiestratégia- Investimento no Exterior ("Ceiba Energy"). PortoCem is the owner of a 15-year 1.6GW capacity reserve contract in Brazil. We have transferred the 1.6 GW capacity reserve contract to a site owned by NFE that is adjacent to the Barcarena Facility, where NFE is building the 1.6 GW simple cycle, natural gas-fired power plant ("PortoCem Power Plant") to supply the capacity reserve contract using gas from the Barcarena Facility. We expect the PortoCem Power Plant to be completed in 2026.
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
In the third quarter of 2023, An Bord Pleanála ("ABP"), Ireland's planning commission, denied our application for the development of an LNG terminal and power plant. We challenged this decision, and in September 2024, the High Court of Ireland ruled that ABP did not have appropriate grounds for the denial of our permit. In March 2025, APB withdrew their appeal to the September 2024 High Court decision. ABP is now reconsidering our planning application in accordance with Irish Law.
Further, in March 2025, ABP granted our application to construct a 600 MW power plant and a separate application to construct the 220 kV electricity interconnect. We are able to fuel this power plant via our LNG marine import terminal, if approved, or using gas provided from our permitted pipeline interconnection. The continued development of this project is uncertain and there are multiple risks, including regulatory risks, which could preclude the development of this project; however, management continues to assess all options in respect of future developments for the land held.
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
Our first clean hydrogen project, known as ZeroPark I, is located in Beaumont, Texas. The ZeroPark I facility is sited within a 10-mile radius of the two largest refineries in the western hemisphere and numerous petrochemical manufacturers, many of which require significant amounts of hydrogen for their businesses. ZeroPark I, as planned, could use up to 200 MW of power, constructed in two distinct phases, each using 100 MW of electrolysis technology. In total, ZeroPark I is expected to produce up to 86,000 kg of clean hydrogen per day, or approximately 31,000 TPA. We have commenced design, engineering and permitting for ZeroPark I. Additionally, we have secured a binding offtake commitment for the clean hydrogen produced at ZeroPark I. Once completed, we expect ZeroPark I to be the largest green hydrogen plant in the United States.
Klondike
In 2024, we launched Klondike, a power and data center development business dedicated to working with hyperscale customers to build and operate data centers. This venture comes in response to a significant need for turnkey digital infrastructure to support the next stage of explosive growth in artificial intelligence.
Klondike will develop independent power sources that utilize and provide behind-the-meter on-site power. This innovative approach is designed to address all major constraints of digital infrastructure development, providing grid stability, significant transmission capacity, power reliability, energy cost savings, and scalability. This approach not only reduces the demand for power from the grid but also contributes power back to it.
Klondike plans to develop a geographically diverse portfolio of data center sites to satisfy the requirements of hyperscale users. Klondike has more than 1,000 acres of developable land across sites in Brazil, Ireland, and the United States that it either owns or leases. These locations have, or will have, large existing power plants or permits in process to build several gigawatts of power, connectivity to fiber networks, access to transmission and water.
Recent Developments
Credit agreement amendments
On May 12, 205, the Company entered into the following credit agreement amendments:
The Company entered into the Twelfth Amendment to Credit Agreement (the “Twelfth Amendment”) which amends that certain Credit Agreement, dated as of April 15, 2021 (as amended, restated or otherwise modified from time to time, the

“Existing RCF” and the Existing RCF as amended by the Twelfth Amendment, the “Amended RCF”), by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and as collateral agent. Among other things, the Twelfth Amendment waives the requirement that the Company pay 75% of net proceeds from certain asset sales to repay indebtedness, allowing the Company to apply $270,000 of proceeds from the sale of the Jamaica Business to the extended tranche of the Existing RCF prior to September 30, 2025, when such amount was due. The Company plans to use the remaining proceeds to reinvest in the Company’s business and repay indebtedness under the Amended TLA (as defined below).
The Company entered into the Fifth Amendment to Credit Agreement (the “Fifth Amendment”) which amends that certain Credit Agreement, dated as of July 19, 2024 (as amended, restated or otherwise modified from time to time, the “Existing TLA” and the Existing TLA as amended by the Fifth Amendment, the “Amended TLA”).
The Company entered into the Eighth Amendment to Uncommitted Letter of Credit and Reimbursement Agreement (the “Eighth Amendment”) which amends that certain Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 16, 2021 (as amended, restated or otherwise modified from time to time, the “Existing ULCA” and the Existing ULCA as amended by the Eighth Amendment, the “Amended ULCA”), by and among the Company, the guarantors from time to time party thereto, Natixis, New York Branch, as Administrative Agent, Natixis, New York Branch, as ULCA Collateral Agent, Natixis, New York Branch, and each of the other financial institutions party thereto, as Lenders and Issuing Banks.

The Fifth Amendment, the Eighth Amendment and the Twelfth Amendment are referred to herein collectively as the “Amendments;” the Amended TLA, the Amended ULCA and the Amended RCF are referred to herein collectively as the “Amended Credit Agreements.” The Existing TLA, the Existing ULCA and Existing RCF are referred to herein collectively as the “Existing Credit Agreements.”

The Twelfth Amendment, among other things, (i) provides for a covenant holiday with respect to the consolidated first lien debt ratio and fixed charge coverage ratio contained therein for the fiscal quarter ending June 30, 2025, (ii) permits $270,000 of proceeds from the sale of the Jamaica Business to be used to prepay and terminate a portion of loans and commitments currently outstanding and otherwise does not require the proceeds of the sale of the Jamaica Business to be used to prepay loans and commitments and (iii) provides that the asset sale sweep mandatory prepayment will now terminate effectiveness once aggregate commitments are reduced to $550,000 from $600,000.

The Fifth Amendment, among other things, (i) requires $55,000 of proceeds from the sale of the Jamaica Business to be used to prepay a portion of loans currently outstanding and otherwise does not require the proceeds from the sale of the Jamaica Business to be used to prepay loans; (ii) increases the applicable margin to 6.70% for SOFR loans and 5.70% for Base Rate Loans and implements a SOFR floor of 4.30% and a base rate floor of 5.30%; (iii) requires the Company to make mandatory prepayments with 12.5% of proceeds of a $659,000 request for equitable adjustment and any other proceeds related to the early termination of our FEMA contracts, if and when such proceeds are received, to pay down a portion of the indebtedness outstanding under loans thereunder and, in the case of certain asset sales, reduce the commitments thereunder.

Additionally, the Fifth Amendment amends certain of the financial covenants. After giving effect to the Fifth Amendment, the consolidated first lien debt ratio cannot exceed (i) 8.75 to 1.00, for the fiscal quarters ending March 31, 2025, (ii) 6.75 to 1.00, for the fiscal quarter ending September 30, 2025, (iii) 6.50 to 1.00, for the fiscal quarter ending December 31, 2025, (iv) 7.25 to 1.00, for the fiscal quarters ending March 31, 2026 and September 30, 2026 and (v) 6.75 to 1.00, for the fiscal quarter ending December 31, 2026 and each fiscal quarter thereafter. The Fifth Amendment added a fixed charge coverage ratio covenant and removed the debt to total capitalization covenant to the Amended TLA. Commencing with the fiscal quarter ending March 31, 2025, the Company cannot permit the fixed charge coverage ratio for the Company and its restricted subsidiaries to be less than or equal to 0.80 to 1.00 for the fiscal quarter ending March 31, 2025 and, for the fiscal quarter ending September 30, 2025 and each fiscal quarter thereafter, 1.00 to 1.00. Neither the first lien debt ratio covenant nor the fixed charge coverage ratio covenant will be tested for the fiscal quarter ending June 30, 2025. After giving effect to the Fifth Amendment, the financial covenants set forth above are consistent with the corresponding financial covenants in the Amended RCF and Amended LCF.

The Eighth Amendment, among other things, provides for a covenant holiday with respect to the consolidated first lien debt ratio and fixed charge coverage ratio contained therein for the fiscal quarter ending June 30, 2025.

Further to the above, the Amendments each added a covenant limiting the amount of cash the Company can use to repurchase outstanding senior secured notes due 2026, other than payments to avoid springing maturities in respect thereof or with proceeds of certain permitted debt or equity refinancing transactions.
Sale of Jamaica Business
On May 14, 2025, the Company completed the sale of the Jamaica Business to Excelerate Energy Limited Partnership (“EELP”), a subsidiary of Excelerate Energy, Inc., for $1.055 billion in cash, subject to certain purchase price adjustments. In conjunction with closing, the Company repurchased all outstanding South Power Bonds for $227,157, including a 1.0% prepayment penalty and accrued interest. After the repayment of debt, the Company received net proceeds of approximately $678,480, with an additional $98,635 proceeds held in escrow and to be returned to the Company on the release dates as stated in the EAPA.
As a result of the Amended Agreements, the Company repaid and permanently reduced the Revolving Facility commitments of $270,000 and repaid $55,000 of the Term Loan A Credit Agreement with the sale proceeds.
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
On September 26, 2024, the United States Coast Guard ("USCG") filed a Letter of Recommendation with FERC in which it assessed our Letter of Intent dated April 12, 2024, and our Waterway Suitability Assessment, dated August 26, 2024, in respect of future ship to ship transfers with alternative vessels, and recommended against the allowance of the proposed operations. Further, on September 26, 2024, the USCG issued a Letter of Warning in respect of our ongoing ship to ship transfers of LNG operations within the San Juan port limits. On October 21, 2024, we filed an appeal with the USCG under 33 CFR 160.7. In December 2024 and February 2025, we submitted an updated Letter of Intent and Waterway Suitability Assessments detailing our alternative operational plans to the USCG and are working collaboratively with the USCG to obtain a new Letter of Recommendation to FERC in support of our operations, which we expect to be imminently forthcoming. In concert with our collaboration with the USCG regarding our new operational plans, we withdrew our appeal on February 14, 2025.
On October 25, 2024, FERC issued a notice of intent to prepare an Environmental Impact Statement, which included, among other things, two public scoping sessions in Puerto Rico held on November 18, 2024 in accordance with the National Environmental Policy Act.
Results of Operations – Three Months Ended March 31, 2025 compared to Three Months Ended December 31, 2024 and Three Months Ended March 31, 2024
Performance of our two segments, Terminals and Infrastructure and Ships, is evaluated based on Segment Operating Margin. Segment Operating Margin reconciles to Consolidated Segment Operating Margin as reflected below, which is a non-GAAP measure. We reconcile Consolidated Segment Operating Margin to GAAP Gross margin, inclusive of depreciation and amortization. Consolidated Segment Operating Margin is mathematically equivalent to Revenue minus Cost of sales (excluding depreciation and amortization reflected separately) minus Operations and maintenance minus Vessel operating expenses, each as reported in our financial statements. We believe this non-GAAP measure, as we have defined it, offers a useful supplemental measure of the overall performance of our operating assets in evaluating our profitability in a manner that is consistent with metrics used for management’s evaluation of the overall performance of our operating assets.
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
The tables below present our segment information for the three months ended March 31, 2025, December 31, 2024 and March 31, 2024:

	Three Months Ended March 31, 2025
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other	Consolidated
Total revenues	$431,927	$38,609	$470,536	$—	$470,536
Cost of sales(1)	302,377	—	302,377	—	302,377
Vessel operating expenses(3)	—	7,176	7,176	—	7,176
Operations and maintenance(3)	54,957	—	54,957	—	54,957
Segment Operating Margin	$74,593	$31,433	$106,026	$—	$106,026

Three Months Ended March 31, 2025
(in thousands of $)	Consolidated
Gross margin (GAAP)	$52,969
Depreciation and amortization	53,057
Consolidated Segment Operating Margin (Non-GAAP)	$106,026

	Three Months Ended December 31, 2024
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(2)	Consolidated
Total revenues	$528,908	$42,363	$571,271	$107,727	$678,998
Cost of sales(1)	288,398	—	288,398	—	288,398
Vessel operating expenses(3)	—	8,219	8,219	—	8,219
Operations and maintenance(3)	34,411	—	34,411	—	34,411
Segment Operating Margin	$206,099	$34,144	$240,243	$107,727	$347,970

Three Months Ended December 31, 2024
(in thousands of $)	Consolidated
Gross margin (GAAP)	$309,224
Depreciation and amortization	38,746
Consolidated Segment Operating Margin (Non-GAAP)	$347,970

	Three Months Ended March 31, 2024
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other	Consolidated
Total revenues	$647,737	$42,584	$690,321	$—	$690,321
Cost of sales(1)	229,117	—	229,117	—	229,117
Vessel operating expenses(3)	—	8,396	8,396	—	8,396
Operations and maintenance(3)	68,548	—	68,548	—	68,548
Segment Operating Margin	$350,072	$34,188	$384,260	$—	$384,260

Three Months Ended March 31, 2024
(in thousands of $)	Consolidated
Gross margin (GAAP)	$333,769
Depreciation and amortization	50,491
Consolidated Segment Operating Margin (Non-GAAP)	$384,260

(1) Cost of sales is presented exclusive of costs included in Depreciation and amortization in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

(2) For the three months ended December 31, 2024, Consolidation and Other adjusts for the inclusion of deferred earnings from contracted sales of $107.7 million which were recognized during the fourth quarter of 2024.

(3) Operations and maintenance and Vessel operating expenses are directly attributable to revenue-producing activities of our terminals and vessels and are included in the calculation of Gross margin defined under GAAP.
Terminals and Infrastructure Segment

	Three Months Ended
(in thousands of $)	March 31, 2025	December 31, 2024	Change	March 31, 2024	Change
Total revenues	$431,927	$528,908	$(96,981)	$647,737	$(215,810)
Cost of sales (exclusive of depreciation and amortization)	302,377	288,398	13,979	229,117	73,260
Operations and maintenance	54,957	34,411	20,546	68,548	(13,591)
Segment Operating Margin	$74,593	$206,099	$(131,506)	$350,072	$(275,479)
Total revenue
Total revenue for the Terminals and Infrastructure Segment decreased by $97.0 million for the three months ended March 31, 2025 as compared to the three months ended December 31, 2024, and total revenue for the Terminals and Infrastructure Segment decreased by $215.8 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

The decrease in revenue in the first quarter of 2025 when compared to the fourth quarter of 2024 was primarily attributable to contract novation income recognized during the three months ended December 31, 2024, and a decrease in volumes delivered to downstream customers.
•The Company novated an LNG supply contract to a customer, recognizing $235.6 million within segment revenue in the fourth quarter of 2024. No such contract novation income was recognized during the three months ended March 31, 2025.
•Volumes delivered to downstream terminal customers decreased from 18.4 TBtu in the fourth quarter of 2024 to 13.8 TBtu in the first quarter of 2025 due to maintenance at our Old Harbour and San Juan facilities.
•We recognized $182.7 million of revenue from cargos sales for the three months ended March 31, 2025 as compared to $91.9 million for the three months ended December 31, 2024.
•The average Henry Hub index pricing used to invoice our downstream customers increased by 31% for the three months ended March 31, 2025 as compared to the three months ended December 31, 2024.
The decrease in revenue in the first quarter of 2025 when compared to the first quarter of 2024 was primarily attributable to the termination of our grid stabilization project in the first quarter of 2024. The decrease in revenue was partially offset by higher Henry Hub index pricing and cargo sales.
•For the three months ended March 31, 2025, volumes delivered to downstream customers were 13.8 TBtu as compared to 22.0 TBtu for the three months ended March 31, 2024 due to maintenance at our Old Harbour and San Juan facilities.
•The higher volumes in the first quarter of 2024 was primarily attributable to additional sales in Puerto Rico from our grid stabilization project. Our customer terminated the grid stabilization project in the first quarter of 2024, but we continue to sell volumes into these power plants under an island-wide gas sale agreement signed with PREPA. The agreement is set to expire in June 2025, and we are in active discussions with PREPA for an extension.
•Revenue from cargos sales was $182.7 million for the three months ended March 31, 2025. The Company had no cargo sales for the three months ended March 31, 2024 as we were able to utilize all volumes under our supply contracts in our downstream terminal operations.
•The average Henry Hub index pricing used to invoice our downstream customers increased by 63% for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
Cost of sales
Cost of sales includes the procurement of feed gas or LNG, as well as shipping and logistics costs to deliver LNG or natural gas to our facilities. We source LNG and natural gas from third parties and our own liquefaction facilities, including our first Fast LNG unit which was placed into service in the fourth quarter of 2024. Costs to convert natural gas to LNG, including labor, depreciation and other direct costs to operate our liquefaction facilities are also included in Cost of sales. Starting in the third quarter of 2023, our subsidiary, Genera, began to provide operations and maintenance services to PREPA's thermal generation assets, and cost to provide these services is included in Cost of sales. Under our contract with PREPA, we pass all of these costs onto PREPA, and such billings are recognized as revenue.
Cost of sales increased by $14.0 million for the three months ended March 31, 2025 as compared to the three months ended December 31, 2024.
•In the first quarter of 2025, we incurred $103.8 million of cargo sales costs as compared to $53.9 million for the three months ended December 31, 2024.
•We delivered 25% lower volumes to our customers in the first quarter of 2025, decreasing the cost of LNG to supply our downstream customers by $27.7 million. The weighted average cost of gas purchased increased from $8.75 per MMBtu for the three months ended December 31, 2024 to $9.57 per MMBtu for the three months ended March 31, 2025.

Cost of sales increased by $73.3 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, which was attributable to the following:
•In the first quarter of 2025, we incurred $103.8 million of cargo sales costs. In the first quarter of 2024, we did not have any cargo sales and we delivered higher volumes to our downstream terminal customers.
•We delivered 37% lower volumes to our customers during the first quarter of 2025. Though we delivered lower volumes to our downstream customers, the cost of gas purchased increased significantly from $6.96 per MMBtu in the first quarter of 2024 to $9.57 per MMBtu in the first quarter of 2025. In addition, the Henry Hub pricing also increased by 63% from March 2024 to March 2025.
•Vessel costs increased by $12.3 million, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, principally due to lower vessel utilization in the first quarter of 2025.
The weighted-average cost of our LNG inventory balance to be used in our operations as of March 31, 2025 and December 31, 2024 was $8.73 per MMBtu and $6.90 per MMBtu, respectively.
Operations and maintenance
Operations and maintenance includes costs of operating our facilities, exclusive of costs to convert that are reflected in Cost of sales.
Operations and maintenance increased by $20.5 million for the three months ended March 31, 2025 as compared to the three months ended December 31, 2024. We placed our first Fast LNG project and Santa Catarina Facility into service in the fourth quarter of 2024. The increase was primarily attributable to payroll, maintenance, logistics and other costs incurred for operating these new facilities placed into service in 2024.
Operations and maintenance decreased by $13.6 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. In the first quarter of 2024, our grid stabilization contract was terminated and assets related to the project were sold to PREPA. The decrease in costs during the three months ended March 31, 2025 are primarily due to lease and other maintenance costs that were no longer incurred for the sold assets, partially offset by the increased costs incurred for new facilities placed into service in 2024.
Ships Segment

	Three Months Ended,
(in thousands of $)	March 31, 2025	December 31, 2024	Change	March 31, 2024	Change
Total revenues	$38,609	$42,363	$(3,754)	$42,584	$(3,975)
Vessel operating expenses	7,176	8,219	(1,043)	8,396	(1,220)
Segment Operating Margin	$31,433	$34,144	$(2,711)	$34,188	$(2,755)
Revenue in the Ships segment is comprised of operating lease revenue under time charters, fees for positioning and repositioning vessels as well as the reimbursement of certain vessel operating costs. As of March 31, 2025, three vessels included in the Energos Formation Transaction were leased to customers under long-term arrangements and are included in this segment.
Total revenue
Total revenue for the Ships segment decreased $3.8 million for the three months ended March 31, 2025 as compared to the three months ended December 31, 2024. Total revenue for the Ships segment decreased $4.0 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Subsequent to the Energos Formation Transaction, we continue to be, for accounting purposes, the owner of certain vessels included in the transaction, and as such, we continue to recognize revenue from the charter of these vessels to third parties. The third-party charter of the vessel Energos Maria ended during the fourth quarter of 2024, and we are using the vessel at our terminal operations, resulting in a decrease in the vessel charter revenue.

Vessel operating expenses
Vessel operating expenses include direct costs associated with operating a vessel, such as crewing, repairs and maintenance, insurance, stores, lube oils, communication expenses, and management fees. We also recognize voyage expenses within Vessel operating expenses, which principally consist of fuel consumed before or after the term of time charter or when the vessel is off hire. Under time charters, the majority of voyage expenses are paid by customers. To the extent that these costs are a fixed amount specified in the charter, which is not dependent upon redelivery location, the estimated voyage expenses are recognized over the term of the time charter.
Vessel operating expenses decreased $1.0 million for the three months ended March 31, 2025 as compared to the three months ended December 31, 2024. Vessel operating expenses decreased $1.2 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. As discussed above, the vessel operating costs were lower as the vessel Maria has been utilized for our terminal operations.
Other operating results

	Three Months Ended,
(in thousands of $)	March 31, 2025	December 31, 2024	Change	March 31, 2024	Change
Selling, general and administrative	$59,271	$61,800	$(2,529)	$70,754	$(11,483)
Transaction and integration costs	11,931	5,994	5,937	1,371	10,560
Depreciation and amortization	53,057	38,746	14,311	50,491	2,566
Asset impairment expense	246	10,738	(10,492)	—	246
Loss on sale of assets, net	—	422	(422)	77,140	(77,140)
Total operating expenses	124,505	117,700	6,805	199,756	(75,251)
Operating income	(18,479)	230,270	(248,749)	184,504	(202,983)
Interest expense	213,694	99,527	114,167	77,344	136,350
Other expense (income), net	(63,937)	52,447	(116,384)	19,112	(83,049)
Loss on extinguishment of debt, net	467	260,309	(259,842)	9,754	(9,287)
(Loss) income before income taxes	(168,703)	(182,013)	13,310	78,294	(246,997)
Tax provision (benefit)	28,670	41,497	(12,827)	21,624	7,046
Net income	$(197,373)	$(223,510)	$26,137	$56,670	$(254,043)
Selling, general and administrative
Selling, general and administrative includes compensation expenses for our corporate employees, employee travel costs, insurance, professional fees for our advisors, and screening costs for projects that are in initial stages and development is not yet probable.
Selling, general and administrative decreased by $2.5 million for the three months ended March 31, 2025, compared to the three months ended December 31, 2024. The decrease was mostly driven by the reversal of previously recorded share-based compensation expense due to forfeitures during the quarter ended March 31, 2025.
Selling, general and administrative decreased by $11.5 million for three months ended March 31, 2025 as compared to the three months ended March 31, 2024. During the quarter ended March 31, 2024, the Company recognized an additional allowance for uncollectible receivables of $11.6 million. The allowance reduces outstanding receivables for certain customers to reflect the amount that the Company expects to receive. No significant allowance was recognized during the three months ended March 31, 2025. We recognized $5.2 million of share-based compensation costs associated with RSUs issued for the three months ended March 31, 2024. Due to forfeitures during the quarter ended March 31, 2025, the Company recognized a reversal of previously recorded share-based compensation expense which significantly lowered the expense for the period. The decreases above were partially offset by higher screening costs incurred for our development projects during the first quarter of 2025.

Transaction and integration costs
The transaction and integration costs of $11.9 million and $6.0 million during the three months ended March 31, 2025 and December 31, 2024, respectively, primarily relate to legal fees and other third party costs incurred by the Company in connection with amendments to credit agreements. During the first quarter of 2025, we paid the Barcarena Debentures and amended the Term Loan B Credit Agreement, and $6.1 million of third party costs associated with these modifications were recognized as Transaction and integration costs. During the first quarter of 2025, we also incurred $3.9 million of legal fees related to the sale of our Jamaica Business.
Depreciation and amortization
Depreciation and amortization increased by $14.3 million for the three months ended March 31, 2025 as compared to the three months ended December 31, 2024. The increase is mainly due to depreciation expense on the Fast LNG project and the Santa Catarina Facility that were placed into service during the fourth quarter of 2024.
Depreciation and amortization expense increased by $2.6 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase in depreciation expense resulting from the Fast LNG project and the Santa Catarina Facility being placed into service in December 2024, was partially offset by a reduction due to the sale of certain turbines and equipment to PREPA in March 2024.
Asset impairment expense
For the three months ended March 31, 2025 and December 31, 2024, the Company recognized an impairment of $0.2 million and $10.7 million related to the sale of the Miami Facility. There was no impairment of assets during the three months ended March 31, 2024.
Loss on sale of assets, net
The Company had no significant asset sales during the first quarter of 2025 and fourth quarter of 2024. During the three months ended March 31, 2024, the Company recognized a loss of $77.5 million from the sale of turbines and related equipment to the PREPA.
Interest expense
Interest expense increased by $114.2 million for the three months ended March 31, 2025 as compared to the three months ended December 31, 2024. The increase was primarily due to lower interest capitalized of $74.1 million during the quarter ended March 31, 2025 compared to $139.5 million during the quarter ended December 31, 2024. We placed the Fast LNG project and Santa Catarina Facility into service during the quarter ended December 31, 2024, and are no longer capitalizing interest towards these projects. In addition, we have incurred increased borrowing costs under the New 2029 Notes (as defined in our Annual Report) and the Brazil Financing Notes. We also amended our Term Loan A Credit Agreement and recognized an interest expense of $18.1 million relating to origination, structuring and other fees, which were previously capitalized.
Interest expense increased by $136.4 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase was primarily due to an increase in total principal outstanding due to additional principal balance outstanding. The total principal balance on outstanding facilities was $9.4 billion as of March 31, 2025 as compared to total outstanding debt of $7.2 billion as of March 31, 2024. We also capitalized lower interest expense of $74.1 million during the first quarter of 2025 compared to $104.2 million during the first quarter of 2024 as the Fast LNG project and Santa Catarina Facility were placed into service towards the end of 2024. In addition, we recognized an interest expense of $18.1 million upon amendment of our Term Loan A credit agreement.

Other expense (income), net
Other (income) expense, net was $(63.9) million, $52.4 million and $19.1 million for the three months ended March 31, 2025, December 31, 2024 and March 31, 2024, respectively.
The Other income recognized in the three months ended March 31, 2025 was primarily due to foreign currency remeasurement gains in the first quarter of 2025, supported by the appreciation of the Brazilian real against the U.S. dollar.
Other expense, net recognized in the three months ended December 31, 2024 and March 31, 2024 was primarily comprised of foreign currency loss due to remeasurement of U.S. dollar denominated debt in our Brazil subsidiary. The losses were partly offset by interest income, and realized and unrealized gains on foreign currency derivative contracts.
Loss on extinguishment of debt
During the three months ended March 31, 2025, we recognized $0.5 million of loss on extinguishment of debt related to the repayment of the Barcarena Debentures. During the fourth quarter of 2024, we repaid all of the 2025 Notes and a portion of the 2026 Notes and 2029 Notes, and recognized as a loss on extinguishment of debt totaling $235.4 million. During the three months ended March 31, 2024, we recognized prepayment premium and unamortized financing costs of $7.9 million in connection with the prepayment of the Equipment Notes. We also recognized a premium over the repurchase price of $1.9 million in connection with the cash tender offer to repurchase $375.0 million of the outstanding 2025 Notes.
Tax provision
We recognized a tax provision for the three months ended March 31, 2025 of $28.7 million compared to a tax provision of $41.5 million for the three months ended December 31, 2024 and a tax provision of $21.6 million for the three months ended March 31, 2024. The tax provision recognized in the first quarter of 2025 was primarily driven by the expected gain from sale of the Jamaica Business, inclusion of foreign earnings related to our Brazil operations included in the effective tax rate, and increase in valuation allowance in the U.S. operations.
Factors Impacting Comparability of Our Financial Results
Our historical results of operations and cash flows are not indicative of results of operations and cash flows to be expected in the future, principally for the following reasons:
•Our historical results of operations include our Jamaica Business. In May 2025, we completed the sale of our Jamaica Business, and after this point, we will no longer include the results of operations of our Montego Bay Facility and Old Harbour Facility in our financial statements.
•Our future results of operations will include the cost of operating our Fast LNG solution that were not included in our historical financial statements. We placed our first Fast LNG project into service in the fourth quarter of 2024. This project represents our largest ever capital project and placing the asset into service from an accounting perspective will significantly increase the depreciation recognized in future periods; such depreciation will also impact the cost of LNG delivered from the FLNG facility. We also expect interest expense to increase as we are no longer able to capitalize borrowing costs associated with this development.
While the asset is in service from an accounting perspective, we will continue to optimize the asset to enhance liquefaction capacity. Such costs that enhance the asset will be capitalized on our Condensed Consolidated Balance Sheets.
•Our historical financial results do not include significant projects that have recently been completed or are near completion. Our results of operations for the three months ended March 31, 2025 include our Montego Bay Facility, Old Harbour Facility, San Juan Facility, La Paz Power Plant and certain industrial end-users. We placed the Santa Catarina Facility into service in the fourth quarter of 2024. We have also completed construction of our Barcarena Facility and are in the final stages of commissioning this facility. We are also continuing to develop our

Barcarena Power Plant, PortoCem Power Plant, Puerto Sandino Facility and Ireland Facility, and our current results do not include revenue and operating results from these projects.
In the first quarter of 2024, our grid stabilization contract was terminated and related assets were sold to PREPA. Under our new island-wide gas sale agreement with PREPA, we continue to supply gas to these power generation assets. In March 2025, the agreement was amended to extend the term by 100 days to June 2025.
Liquidity and Capital Resources
As part of preparing the financial statements included in this Quarterly Report, we have evaluated whether conditions exist that give rise to substantial doubt as to the ability of the Company to continue as a going concern. During the first quarter of 2025, we recognized an operating loss and negative operating cash flows. Our forecasted cash flows are expected to be impacted by, among other things, reduced earnings following the sale of the Jamaica Business that we anticipate will be replaced once projects in other jurisdictions are completed as well as increased interest expense resulting from the Refinancing Transactions completed in the fourth quarter of 2024. As such, management has concluded, absent successfully executing on one or more of the strategies described below, that the Company’s current liquidity and forecasted cash flows from operations may not be sufficient to support, in full, obligations as they become due, and there is substantial doubt as to the Company’s ability to continue as a going concern. Additionally, our 2026 Notes mature on September 30, 2026. If more than $100 million of the 2026 Notes remain outstanding 91 days prior to this maturity date (the "Springing Maturity Date"), the outstanding principal of $2.7 billion under the New 2029 Notes becomes due. If any of the 2026 Notes remains outstanding 91 days prior to the Springing Maturity Date, the outstanding balanced under the Revolving Facility, which was $750.0 million as of March 31, 2025, becomes due. The aggregate principal amount of 2026 Notes outstanding as of March 31, 2025 is $510.9 million.
We are evaluating strategies to obtain the required additional funding for our future operations, including the following transactions that are excluded from our forecast, among other things: (1) settlement of our claims resulting from the termination of the emergency power services contract in Puerto Rico in the first quarter of 2024, (2) realization of up to $110.0 million in proceeds from the modification of Genera’s Operation and Maintenance Agreement; (3) receipt of proceeds from the Jamaica Sale that are currently in escrow of approximately $98.6 million; and (4) expected cash flows from new business in Puerto Rico and Brazil. Additionally, we continue to evaluate asset sales, capital raising, debt amendments and refinancing transactions and other strategic transactions that seek to optimize the value of our portfolio while providing additional liquidity and cash flow. We also have the ability to support our liquidity position by delaying certain discretionary payments, including planned capital expenditures and dividends. There are inherent uncertainties, as the occurrence of the events and transactions described above are outside management’s control and therefore there are no assurances that these events and transactions will occur. Furthermore, there are inherent risks with our ability to continue to implement plans in future periods that will support our liquidity position, such as its ability to further extend the terms of vendor payments and other obligations. There can be no assurances that these transactions will sufficiently improve our liquidity needs or that we will otherwise realize the anticipated benefits.
We may also opportunistically elect to generate additional liquidity through future debt or equity issuances and asset sales to fund our developments and transactions. The terms and conditions of our indebtedness include restrictive covenants that limit our ability to operate our business, incur or refinance our debt, engage in certain transactions, and require us to maintain certain financial ratios, among others, any of which may limit our ability to finance future operations and capital needs, react to changes in our business and in the economy generally, and to pursue business opportunities and activities. Following the completion of the Refinancing Transactions in the fourth quarter of 2024, our ability to undertake these activities, including our ability to incur or refinance our debt, is further limited. Furthermore, the restrictions contemplated by certain of the amendments to our Revolving Facility require proceeds of certain asset sales to be used to pay down existing indebtedness. From time to time, we may seek to repay, refinance or restructure all or a portion of our debt or to repurchase our outstanding debt through, as applicable, tender offers, redemptions, exchange offers, open market purchases, privately negotiated transactions or otherwise. Such transactions, if any, will depend on a number of factors, including prevailing market conditions, our liquidity requirements and contractual requirements (including compliance with the terms of our debt agreements), among other factors.
Our remaining committed capital expenditures, inclusive of invoiced amounts in Accounts payable, is approximately $881 million and includes remaining expenditures to complete our first Fast LNG project and our onshore liquefaction project at Altamira, as well as committed expenditures necessary to complete the Puerto Sandino Facility, Barcarena and PortoCem Power Plants. This does not include any capital expenditures related to Klondike. We have secured financing commitments to continue to develop our Barcarena Power Plant and PortoCem Power Plant, which represents approximately $294 million of our upcoming committed capital expenditures.
We expect fully completed Fast LNG units to cost between $1.0 billion and $2.0 billion per unit on average. Unlike engineering, procurement and construction agreements for traditional liquefaction construction, our contracts with vendors to construct the Fast LNG units allow us to closely control the timing of our spending and construction schedules so that we can complete each project in time frames to meet our business needs. For example, expected spending for our second and third Fast LNG units that is not currently contracted is excluded from the estimated committed spending. Each Fast LNG completion is subject to permitting, various contractual terms, project feasibility, our decision to proceed and timing. We carefully manage our contractual commitments, the related funding needs and our various sources of funding including cash on hand, cash flow from operations, and borrowings under existing and future debt facilities. We may also enter into other financing arrangements to generate proceeds to fund our developments.
As of March 31, 2025, we have spent approximately $128.6 million to develop the Pennsylvania Facility. Approximately $22.5 million of construction and development costs have been expensed as we have not issued a final notice to proceed to our engineering, procurement and construction contractors. Cost for land, as well as engineering and equipment that could be deployed to other facilities and associated financing costs of approximately $106.1 million, has been capitalized, and to date, we have repurposed approximately $16.8 million of engineering and equipment to our Fast LNG project. We intend to apply for updated permits for the Pennsylvania Facility with the aim of obtaining these permits to coincide with the commencement of construction activities.
Contractual Obligations
We are committed to make cash payments in the future pursuant to certain contracts. The following table summarizes certain contractual obligations, including principal and interest, in place as of March 31, 2025:

(in thousands of $)	Total	Less than Year 1	Years 2 to 3	Year 4 to 5	More than 5 years
Long-term debt obligations	$14,622,243	$855,852	$3,734,342	$6,394,222	$3,637,827
Purchase obligations	20,199,235	513,093	1,188,305	1,691,977	16,805,860
Lease obligations	782,069	121,595	223,749	194,417	242,308
Total	$35,603,547	$1,490,540	$5,146,396	$8,280,616	$20,685,995
Long-term debt obligations
For information on our long-term debt obligations, see “—Liquidity and Capital Resources—Long-Term Debt” in our Annual Report. The amounts included in the table above are based on the total debt balance, scheduled maturities, and interest rates in effect as of March 31, 2025.
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
Purchase obligations
We are party to contractual purchase commitments for the purchase, production and transportation of LNG and natural gas, as well as engineering, procurement and construction agreements to develop our terminals and related infrastructure. Our commitments to purchase LNG and natural gas are principally take-or-pay contracts, which require the purchase of minimum quantities of LNG and natural gas, and these commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. Certain LNG purchase commitments are subject to conditions precedent, and we include these expected commitments in the table above beginning when delivery is expected assuming that all contractual conditions precedent are met. For purchase commitments priced based upon an index such as Henry Hub, the amounts shown in the table above are based on the spot price of that index as of March 31, 2025.
We have construction purchase commitments in connection with our development projects, including our Fast LNG projects, Puerto Sandino Facility, Barcarena Facility, Barcarena Power Plant and PortoCem Power Plant. Commitments

included in the table above include commitments under engineering, procurement and construction contracts where a notice to proceed has been issued.
Lease obligations
Future minimum lease payments under non-cancellable lease agreements, inclusive of fixed lease payments for renewal periods we are reasonably certain will be exercised, are included in the above table. Our lease obligations are primarily related to LNG vessel time charters, marine port leases, ISO tank leases, office space, and a land lease.
Cash Flows
The following table summarizes the changes to our cash flows for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31,
(in thousands of $)	2025	2024	Change
Cash flows from:
Operating activities	$(31,705)	$70,050	$(101,755)
Investing activities	(335,915)	(219,780)	(116,135)
Financing activities	204,456	157,617	46,839
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(163,164)	$7,887	$(171,051)
Cash (used in) / provided by operating activities
Our cash flow used in operating activities was $31.7 million for the three months ended March 31, 2025, which increased by $101.8 million from cash provided by operating activities of $70.1 million for the three months ended March 31, 2024. Our net loss for the three months ended March 31, 2025, when adjusted for non-cash items, increased by $358.5 million from the three months ended March 31, 2024. The increase in net loss when adjusted for non-cash items was offset by increases to accounts payable and other changes in working capital.
Cash used in investing activities
Our cash flow used in investing activities was $335.9 million for the three months ended March 31, 2025, which increased by $116.1 million from cash used in investing activities of $219.8 million for the three months ended March 31, 2024. Cash flows from investing activities during the three months ended March 31, 2025 were used primarily for continued development of our onshore FLNG project and the construction of the PortoCem Power Plant.
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
Cash provided by financing activities
Our cash flow provided by financing activities was $204.5 million for the three months ended March 31, 2025, which increased by $46.8 million from cash provided by financing activities of $157.6 million for the three months ended March 31, 2024. During the three months ended March 31, 2025 we had total borrowings of $943.6 million, with such borrowings primarily used to fund continued development of the onshore FLNG project and for other corporate expenses. Such borrowings were also used to repay the Barcarena Debentures in full. We also repaid our Revolving Facility by $275.0 million.
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
Long-Term Debt
The terms of our debt instruments and associated obligations have been described in our Annual Report. There have been no significant changes to the terms of our outstanding debt, covenant requirements or payment obligations, other than described below.
Term Loan B Credit Agreement
In March 2025, we entered into an amendment to the Term Loan B Credit Agreement. Pursuant to the amendment, certain lenders agreed to provide incremental term loans in an aggregate principal amount of up to $425.0 million, which increased the total outstanding principal amount to $1,272.4 million ("Term Loan B"). The incremental term loans were issued at a discount, and we received proceeds, net of discount, of $391.0 million. Net proceeds will be used primarily to fund capital expenditures of the onshore FLNG project, and for other corporate expenses. The incremental term loans are subject to the same maturity date as the term loans under the original agreement. Quarterly principal payments of approximately $3.2 million are required beginning June 2025.
The Term Loan B is secured by the same collateral as that secured the term loans under the original agreement. The Term Loan B bears interest at a per annum rate equal to Adjusted Term SOFR (as defined in the amendment) plus 5.5%. We may prepay the Term Loan B at its option subject to prepayment premiums until March 10, 2028 and customary break funding costs. We are required to prepay the Term Loan B with the net proceeds of certain asset sales, condemnations, and debt and convertible securities issuances and with our Excess Cash Flow (as defined in the amendment), in each case subject to certain exceptions and thresholds. We must comply with the same covenant requirements as those under the original agreement.
The Term Loan B Credit Agreement contains usual and customary representations and warranties, and usual and customary affirmative and negative covenants. No financial covenant compliance is required under the Term Loan B Credit Agreement.
Term Loan A Credit Agreement
In March 2025, we entered into an amendment to the Term Loan A Credit Agreement. Pursuant to the amendment, the future borrowing commitments are reduced to zero, eliminating the potential for future borrowings under the Term Loan A Credit Agreement.
The Term Loan A Credit Agreement contains usual and customary representations, warranties and affirmative and negative covenants for financings of this type, including certain representations and warranties related to the Onshore Altamira Project. The Term Loan A Credit Agreement includes certain other covenants related solely to the Onshore Altamira Project, including limitations on capital expenditures, restrictions on additional accounts, and restrictions on amendments or termination of certain material documents related to the Onshore Altamira Project. We must also comply with certain financial covenants consistent with those under the Revolving Facility, including Debt to EBITDA Ratio and minimum consolidated liquidity.
Brazil Financing Notes
In February 2025, one of our consolidated subsidiaries entered into an agreement to issue up to $350.0 million aggregate principal amount of 15.0% Senior Secured Notes due 2029 (the “Brazil Financing Notes”) at a purchase price of 97.75% of par. The Brazil Financing Notes mature on August 30, 2029; the principal is due in full on the maturity date. Interest is payable quarterly in arrears beginning on June 30, 2025, and for the first 30 months that the Brazil Financing Notes are outstanding, interest due can be paid in kind and added to the principal amount. A portion of the proceeds from the issuance of the Brazil Financing Notes of $208.7 million was used to repay the Barcarena Debentures in full.
The Brazil Financing Notes contain usual and customary representations and warranties, and usual and customary affirmative and negative covenants. No financial covenant compliance is required under the Brazil Financing Notes.

Critical Accounting Policies and Estimates
A complete discussion of our critical accounting policies and estimates is included in our Annual Report. As of March 31, 2025, there have been no significant changes to our critical accounting estimates since our Annual Report.
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
Interest Rate Risk
The 2026 Notes, 2029 Notes, New 2029 Notes, South Power 2029 Bonds, Brazil Financing Notes, EB-5 Loan, Portocem Debentures and Turbine Financing (each defined above or in the Annual Report) were issued with a fixed rate of interest, and as such, a change in interest rates would impact the fair value of the debt outstanding but such a change would have no impact on our results of operations or cash flows. A 100-basis point increase or decrease in the market interest rate would decrease or increase the fair value of our fixed rate debt by approximately $110 million. The sensitivity analysis presented is based on certain simplifying assumptions, including instantaneous change in interest rate and parallel shifts in the yield curve.
Interest under the Term Loan A and Term Loan B have components based on the Secured Overnight Financing Rate ("SOFR"), and the BNDES Term Loan has components based on BNDES fixed rate. A 100-basis point increase or decrease in the market interest rates would decrease or increase our annual interest expense by approximately $21 million.
Foreign Currency Exchange Risk
We have transactions, assets and liabilities denominated in Brazilian reais, and our Brazilian subsidiaries and investments receive income and pay expenses in Brazilian reais. Based on our Brazilian reais revenues and expenses, a 10% depreciation of the U.S. dollar against the Brazilian reais would not significantly decrease our revenue or expenses. As our operations expand in Brazil, our results of operations will be exposed to changes in fluctuations in the Brazilian real, which may materially impact our results of operations. During 2024, we entered into a series of foreign exchange forward contracts and zero-cost collar options to reduce exchange rate risk associated with U.S. dollar borrowings and expected capital expenditures. As of March 31, 2025, the notional amount of outstanding foreign exchange contracts was approximately $131 million.
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

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2025 due to the material weaknesses in internal control over financial reporting described further below.
In addition to the previously disclosed Material Weakness in Item 9A. of the Company's Form 10-K/A, management identified an additional material weakness related to the sufficiency of personnel and resources in our finance and accounting functions.
Material Weakness Identified
During the first and second quarters of 2025, the Company experienced the departure of key personnel (including the Chief Accounting Officer), who held control responsibilities principally in the areas of the accounting for income taxes, legal contingencies, the preparation of the statement of cash flows and non-routine transactions within the first quarter, such as the recognition and measurement of assets held for sale. The turnover also came at a time of significant transactional activity. Management determined that the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) in these areas that are commensurate with the Company’s financial reporting requirements. This internal control deficiency could result in a material misstatement of the financial statements that may not be prevented or detected on a timely basis, which constituted a material weakness in the control environment.
We have commenced measures to remediate the identified material weakness, which include:
•Filling permanent replacements for key management roles, with additional hiring underway for key finance and controllership roles.
•Engaging experienced third-party consultants and advisors to support ongoing activities during the transition period.
•Updating risk and control documentation to reflect current responsibilities and ensure adequate internal control coverage.
Management is committed to remediating this material weakness as soon as practicable. The material weakness will not be considered remediated until the applicable controls have been successfully tested for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.
Previously Reported Material Weakness
As disclosed in Item 9A. "Controls and Procedures" of our Form 10-K/A, we previously identified a material weakness in our internal control related to the assessment and disclosure of events that have occurred that permit lenders to require repayment prior to the debt's stated maturity. Remediation efforts are underway, including the enhancement of debt agreement monitoring controls and targeted training to key stakeholders.
The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We may also conclude that additional measures may be required to remediate the material weaknesses. We will continue to monitor the design and effectiveness of these and other processes, procedures and controls and make any further changes management deems appropriate.

These material weaknesses did not result in any material misstatement in our financial statements or disclosures. Based on additional procedures and post-closing review, management concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•We have identified material weaknesses in our internal control over financial reporting, and our management has concluded that our disclosure controls and procedures were not effective as of March 31, 2025;
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
•Existing and future environmental, social, health and safety laws and regulations could result in increased or more stringent compliance requirements, which may be difficult to comply with or result in additional costs;
•We are subject to numerous governmental export laws, and trade and economic sanctions laws and regulations, and anti-corruption laws and regulation;
•We may incur impairments to long-lived assets;
• Weather events or other natural or manmade disasters or phenomena could have a material adverse effect on our operations and projects, as well as on the economies in the markets in which we operate or plan to operate;
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
•We may experience increased labor costs and regulation, and the unavailability of skilled workers or our failure to attract and retain qualified personnel, could adversely affect us;
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
Risks Related to Ownership of Our Class A Common Stock

•The market price and trading volume of our Class A common stock has in the past and may continue to be volatile, which could result in rapid and substantial losses for our stockholders;
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
•We have in the past and may in the future continue to engage in mergers, sales and acquisitions, reorganizations or similar transactions related to our businesses or assets and we may fail to successfully complete such transaction or to realize the expected value;
•A change in tax laws in any country in which we operate could adversely affect us; and
•We have been and may be involved in legal proceedings and may experience unfavorable outcomes.
Risks Related to Our Business
We have identified material weaknesses in our internal control over financial reporting, and our management has concluded that our disclosure controls and procedures were not effective as of March 31, 2025. Failure to remediate the material weaknesses or any other material weaknesses that we identify in the future, or if we otherwise fail to maintain an effective system of internal controls, could result in material misstatements in our financial statements and impact our ability to accurately or timely report our financial condition or results of operations. In addition, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our common stock may decline.
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
The Company has identified material weaknesses in the Company’s internal control over financial reporting and concluded that our disclosure controls and procedures were not effective as of March 31, 2025. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a Company’s annual or interim financial statements will not be prevented or detected on a timely basis. For further discussion of the material weaknesses, see Item 4, Controls and Procedures.
We are in the process of implementing remediation plans intended to address these material weaknesses. However, we may not be successful in remediating the material weaknesses identified by management, or be able to identify and remediate additional control deficiencies, including material weaknesses, in the future. If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, including stock exchange listing requirements and debt instruments' covenants regarding the timely filing of periodic reports, and adversely impact our liquidity, access to capital markets and perceptions of our creditworthiness, each of which could have a material adverse effect on our financial condition and the trading price of our common stock or cause investors or customers to lose confidence in our reported financial information.
Our ability to continue as a going concern is dependent upon our ability to complete certain transactions and delay capital expenditures
As discussed in note 2 to the condensed consolidated financial statements, During the first quarter of 2025, the Company recognized an operating loss and negative operating cash flows. The Company’s forecasted cash flows are expected to be impacted by, among other things, (i) reduced earnings following the sale of the Jamaica Business, (ii) increased interest expense and collateral requirements for certain debt instruments, (iii) cash tax payments resulting from the taxable gain on the sale of our Jamaica business in May 2025, and (v) recent declines in commodity prices. As such, management has concluded that, absent successfully executing on one or more of the strategies described below, our current liquidity and forecasted cash flows from operations may not be sufficient to support, in full, obligations as they become due, and there is substantial doubt as to the Company’s ability to continue as a going concern.

The Company's forecast excludes certain items that management expects to occur but are not fully in management’s control, including, among other things: (1) settlement of our claims resulting from the termination of the emergency power services contract in Puerto Rico in the first quarter of 2024, (2) realization of up to $110,000 in proceeds from the modification of Genera’s Operation and Maintenance Agreement; (3) receipt of proceeds from the Jamaica Sale that are currently in escrow of approximately $98,635; and (4) expected cash flows from new business in Puerto Rico and Brazil, among others. Additionally, we continue to evaluate asset sales, capital raising, debt amendments and refinancing transactions and other strategic transactions that seek to optimize the value of our portfolio while providing additional liquidity and cash flow. Management has also approved a plan to support its liquidity position by: (i) delaying certain discretionary payments, including planned capital expenditures and dividends, that are within management’s control, and (ii) continuously renewing the LNG cargo financing facility over the succeeding twelve months. There are inherent uncertainties, as the occurrence of the events and transactions described above are outside management’s control and therefore there are no assurances that these events and transactions will occur. Furthermore, there are inherent risks with our ability to continue to implement plans in future periods that will support our liquidity position, such as its ability to further extend the terms of vendor payments and other obligations. There can be no assurances that these transactions will sufficiently improve our liquidity needs or that we will otherwise realize the anticipated benefits.
Additionally, our 2026 Notes mature on September 30, 2026. If more than $100 million of the 2026 Notes remain outstanding 91 days prior to this maturity date (the "Springing Maturity Date"), the outstanding principal of $2.7 billion under the New 2029 Notes becomes due. If any of the 2026 Notes remains outstanding 91 days prior to the Springing Maturity Date, the outstanding balanced under the Revolving Facility, which was $750.0 million as of March 31, 2025, becomes due.. The aggregate principal amount of 2026 Notes outstanding as of March 31, 2025 is $510.9 million. Neither the principal outstanding on the 2026 Notes nor any amounts due at the Springing Maturity Date have been included in our going concern analysis, as these amounts are not due within one year and one day from the issuance of these financial statements, discussed above.
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
Our operations are, and will be, dependent upon LNG being a competitive source of energy in the markets in which we operate. In the United States, due mainly to a historic abundant supply of natural gas and discoveries of substantial quantities of unconventional or shale natural gas, imported LNG has not developed into a significant energy source. The success of the domestic liquefaction component of our business plan is dependent, in part, on the extent to which natural gas can, for significant periods and in significant volumes, be produced in the United States at a lower cost than the cost to produce some domestic supplies of other alternative energy sources, and that it can be transported at reasonable rates through appropriately scaled infrastructure. LNG prices have increased materially in the past, including in August 2021 through the end of 2022, and global events, such as Russia’s invasion of Ukraine, conflicts in the Middle East and global inflationary pressures, have generated further energy pricing volatility, which have had and may in the future have an adverse effect on market pricing of LNG and global demand for our products, as well as our ability to remain competitive in the markets in which we operate. Potential expansion in the Caribbean, Latin America and other parts of the world where we may operate is primarily dependent upon LNG being a competitive source of energy in those geographical locations. For example, in the Caribbean, due mainly to a lack of regasification infrastructure and an underdeveloped international market for natural gas, natural gas has not yet developed into a significant energy source. In Brazil, hydroelectric power generation is the predominant source of electricity and LNG is one of several other energy sources used to supplement hydroelectric generation. The success of our operations is dependent, in part, on the extent to which LNG can, for significant periods and in significant volumes, be produced internationally and delivered to our customers at a lower cost than the cost to deliver other alternative energy sources.
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
In addition, these rules and regulations are assessed, managed, administered and enforced by various governmental agencies and bodies, whose actions and decisions could adversely affect our business or operations. In the United States and Puerto Rico, approvals of the DOE under Section 3 of the NGA, as well as several other material governmental and regulatory permits, approvals and authorizations, including under the CAA and the CWA and their state analogues, may be required in order to construct and operate an LNG facility and export LNG. Permits, approvals and authorizations obtained from the DOE and other federal and state regulatory agencies also contain ongoing conditions, and additional requirements may be imposed. On July 1, 2024, the Western District of Louisiana stayed the pause in its entirety, The Biden Administration appealed the ruling in August 2024 and litigation remains ongoing. On December 17, 2024, the DOE publicly released a multi-volume study of its view of the potential effects of U.S. LNG exports on the domestic economy; U.S. households and consumers; communities that live near locations where natural gas is produced or exported; domestic and international energy security, including effects of U.S. trading partners; and the environment and climate. The DOE stated that it intends to use this study to inform its public interest review of and future decisions regarding exports to non-FTA nations. The study is subject to a sixty-day public comment period and the finalization of the study and any application of it in future decision-making will be determined by the new presidential administration. Although President Trump opposed the DOE pause on export authorizations and advocated prompt of new authorizations during his presidential campaign, we expect that most DOE long-term, non-FTA authorizations will continue to experience delays. While the Trump Administration is widely expected to support LNG exports, there can be no assurance as to its views of the DOE study or its future policies, or the impact of those policies on our existing and future projects.
Certain federal permitting processes may trigger the requirements of the National Environmental Policy Act (“NEPA”), which requires federal agencies to evaluate major agency actions that have the potential to significantly impact the environment. Compliance with NEPA may extend the time and/or increase the costs for obtaining necessary governmental approvals associated with our operations and create independent risk of legal challenges to the adequacy of the NEPA analysis, which could result in delays that may adversely affect our business, contracts, financial condition, operating results, cash flow, liquidity and profitability. On July 15, 2020, the White House Council on Environmental Quality issued a final rule revising its NEPA regulations. The Council on Environmental Quality has announced that it is engaged in an ongoing and comprehensive review of the revised regulations and is assessing whether and how the Council may ultimately undertake a new rulemaking to revise the regulations. The impacts of any such future revisions that may be adopted are uncertain and indeterminable for the foreseeable future. On June 18, 2020, we received an order from FERC, which asked us to explain why our San Juan Facility is not subject to FERC’s jurisdiction under section 3 of the NGA. On March 19, 2021, as upheld on rehearing on July 15, 2021, FERC determined that our San Juan Facility is subject to its jurisdiction and directed us to file an application for authorization to operate the San Juan Facility but also found that allowing operation of the San Juan Facility to continue during the pendency of an application is in the public interest. In order to comply with the FERC’s directive, on September 15, 2021, we filed an application for authorization to operate the San Juan Facility, which remains pending. For additional detail, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Other Matters."
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
Our business strategy relies upon our ability to successfully market our products to our existing and new customers and enter into or replace our long-term supply and services agreements for the sale of natural gas, LNG, steam and power. If we contract with our customers on short-term contracts, our pricing can be subject to more fluctuations and less favorable terms, and our earnings are likely to become more volatile. An increasing emphasis on the short-term or spot LNG market may in the future require us to enter into contracts based on variable market prices, as opposed to contracts based on a fixed rate, which could result in a decrease in our cash flow in periods when the market price for shipping LNG is depressed or insufficient funds are available to cover our financing costs for related vessels. Our ability to generate cash is dependent on these customers’ continued willingness and ability to continue purchasing our products and services and to perform their obligations under their respective contracts. Their obligations may include certain nomination or operational responsibilities, construction or maintenance of their own facilities which are necessary to enable us to deliver and sell natural gas or LNG, and compliance with certain contractual representations and warranties. Further, adverse economic conditions in our industry, including as a result of changing trade policies and tariffs and the related uncertainty thereof, increase the risk of nonpayment and nonperformance by customers, particularly customers that have sub-investment grade credit ratings. In addition, PREPA is currently subject to bankruptcy proceedings pending in the U.S. District Court for the District of Puerto Rico. As a result, PREPA’s ability to meet its payment obligations under its contracts will be largely dependent upon funding from federal sources. Specifically, PREPA’s contracting practices in connection with restoration and repair of PREPA’s electrical grid in Puerto Rico, and the terms of certain of those contracts, have been subject to comment and are the subject of review and hearings by U.S. federal and Puerto Rican governmental entities. Certain of our subsidiaries are counterparties to contracts with governmental entities, including PREPA. Although these contracts require payment and performance of certain obligations, we remain subject to the statutory limitations on enforcement of those contractual provisions that protect these governmental entities. In the event that PREPA or any applicable governmental counterparty does not have or does not obtain the funds necessary to satisfy their obligations to us under our agreements, or if they terminate our agreements prior to the end of the agreed term, our financial condition, results of operations and cash flows could be materially and adversely affected. If any of these customers fails to perform its obligations under its contract for the reasons listed above or for any other reason, our ability to provide products or services and our ability to collect payment could be negatively impacted, which could materially adversely affect our operating results, cash flow and liquidity, even if we were ultimately successful in seeking damages from such customer for a breach of contract.
Our current lack of asset and geographic diversification could have an adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.
Our results of operations for the three months ended March 31, 2025 include our Montego Bay Facility, Old Harbour Facility, San Juan Facility and certain industrial end-users. In addition, we placed a portion of our La Paz Facility into service in the fourth quarter of 2021, and our revenue and results of operations have begun to be impacted by operations in Mexico, including agreements with certain power generation facilities in Baja California Sur. Our results in 2024 exclude other developments, including our Puerto Sandino Facility, the Barcarena Facility, Santa Catarina Facility and Ireland Facility. Mexico and Puerto Rico have historically experienced economic volatility and the general condition and performance of their economies, over which we have no control, may affect our business, financial condition and results of operations. Mexico and Puerto Rico are subject to acts of terrorism or sabotage and natural disasters, in particular hurricanes, extreme weather conditions, crime and similar other risks which may negatively impact our operations in the region. See “—Risks Related to the Jurisdictions in Which We Operate—We are subject to the economic, political, social and other conditions in the jurisdictions in which we operate.” We may also be affected by trade restrictions, such as tariffs or other trade controls. For instance, there continues to be significant uncertainty about the future relationship between the United States and other countries, including with respect to trade policies, treaties, government regulations, sanctions, tariffs, and application thereof. For example, in April 2025, the U.S. government began imposing tariffs intended to address trade deficits and inconsistent economic treatment of importation between the United States and other countries. In response, China, among others, has announced retaliatory tariffs against certain imports from the United States. Although we are continuing to evaluate the impact of these evolving developments, we cannot provide any assurance about the ultimate outcome or impact of these developments or other changes in trade policies, including the imposition or application of new or increased tariffs between the United States and other countries. Furthermore, changes to trade policies, retaliatory measures, or prolonged uncertainty in trade relationships may negatively impact our operations and financial results, including through resulting supply chain disruptions, increased economic nationalism, negative macroeconomic conditions and increased operational complexity and costs.
Additionally, tourism is a significant driver of economic activity in these geographies and directly and indirectly affects local demand for our LNG and therefore our results of operations. Trends in tourism in these geographies are primarily driven by the economic condition of the tourists’ home country or territory, the condition of their destination, and the availability, affordability and desirability of air travel and cruises. Additionally, unexpected factors could reduce tourism at any time, including local or global economic downturns, recessions, terrorism, travel restrictions, pandemics, severe weather or natural disasters. Due to our current lack of asset and geographic diversification, an adverse development at our operating facilities, in the energy industry or in the economic conditions in these geographies, would have a significantly greater impact on our financial condition and operating results than if we maintained more diverse assets and operating areas.
Because we are currently dependent upon a limited number of customers, the loss of a significant customer could adversely affect our operating results.
Our current results of operations and liquidity are, and will continue to be in the near future, substantially dependent upon a limited number of customers, including CFE and PREPA, which have each entered into long-term GSAs. Our operating results are currently contingent on our ability to maintain LNG, natural gas, steam and power sales to these customers. Our near-term ability to generate cash is dependent on these customers’ continued willingness and ability to continue purchasing our products and services and to perform their obligations under their respective contracts. The loss of any of these customers or the early termination of any of these contracts could have an adverse effect on our revenues and we may not be able to enter into a replacement agreement on terms as favorable as the terminated agreement. We may be unable to accomplish our business plan to diversify and expand our customer base by attracting a broad array of customers, which could negatively affect our business, results of operations and financial condition.
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
Our contracts with our customers contain various termination rights. For example, each of our long-term customer contracts, including the contracts with PREPA, contain various termination rights allowing our customers to terminate the contract, including, without limitation:
•upon the occurrence of certain events of force majeure;
•if we fail to make available specified scheduled cargo quantities;
•the occurrence of certain uncured payment defaults;
•the occurrence of an insolvency event; and
•the occurrence of certain uncured, material breaches.
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

•changing trade policies and tariffs, including the imposition new or additional of tariffs by China or any other jurisdiction on imports of LNG from the United States, trade wars, barriers or restrictions, or threats of such actions;
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
On an ongoing basis, we engage with lenders and other financial institutions in an effort to improve our liquidity and capital resources. As of March 31, 2025, we had approximately $9,382.7 million aggregate principal amount of indebtedness outstanding on a consolidated basis (which does not include any unconsolidated debt). The terms and conditions of our indebtedness, including the 2026 Notes Indenture, the 2029 Notes Indenture, the Intercompany Credit Agreements and the Existing Credit Agreements (each as defined in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments."), include restrictive covenants that may limit our ability to operate our business, to incur or refinance our debt, pay dividends or make distributions or make certain other restricted payments, create liens on our or our subsidiaries' assets, sell or otherwise dispose of assets, engage in certain transactions, and require us to maintain certain financial ratios, among others, any of which may limit our ability to finance future operations and capital needs, react to changes in our business and in the economy generally, and to pursue business opportunities and activities. If we fail to comply with any of these restrictions or are unable to pay our debt service when due, our debt could be accelerated or cross-accelerated, and we cannot assure you that we will have the ability to repay such accelerated debt. Any such default could also have adverse consequences to our status and reporting requirements, reducing our ability to quickly access the capital markets. Additionally, our Existing Credit Agreements and the intercompany loan agreements securing, directly or indirectly, the New 2029 Notes require proceeds of certain asset sales be used to pay down existing indebtedness, which may further limit our ability to operate our business and finance future operations and capital needs.
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

In addition, as our existing indebtedness matures, we may need to refinance that indebtedness with new indebtedness that may have a higher interest rate, which will increase our fixed costs. Although the instruments governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. If we incur additional debt and other obligations, the risks associated with our substantial leverage and the ability to service such debt would increase, which could have a material adverse effect on our business, results of operation and financial condition. For example, the New 2029 Notes issued pursuant to the New 2029 Indenture, issued in part to refinance our 2025 Notes, 2026 Notes and 2029 Notes and to provide additional liquidity to the business, bear interest at a rate of 12.000% per annum, representing a significant increase in our annual interest expense, while also increasing our total aggregate principal amount of indebtedness outstanding. For additional detail, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments”- and "Liquidity and Capital Resources-Long Term Debt and Preferred Stock."
Our business is dependent upon obtaining substantial additional funding from various sources, which may not be available or may only be available on unfavorable terms.
As described in Note 2 to our notes to condensed consolidated financial statements included elsewhere in this Quarterly Report, management has concluded that, absent successfully executing on one or more of the strategies described therein, our current liquidity and forecasted cash flows from operations may not be sufficient to support, in full, obligations as they become due over the next twelve month period, and there is substantial doubt as to the Company’s ability to continue as a going concern. We continue to evaluate capital raising, debt amendments and refinancing transactions and other strategic transactions that seek to optimize the value of our portfolio while providing additional liquidity and cash flow. We also historically have relied, and in the future will likely rely, on borrowings under term loans and other debt instruments, including short-term cargo financing arrangements, as well as an uncommitted letter of credit facility to fund our capital expenditures. If any of the lenders in the syndicates backing these debt instruments were unable to perform on its commitments or chooses not to extend future credit or require additional cash collateralization for letters of credit, we may need to seek replacement financing. We cannot assure you that additional funding will be available on acceptable terms, or at all. Our ability to raise additional capital on acceptable terms will depend on the financial condition of the Company, as well as financial, economic and market conditions, which have increased in volatility and at times have been negatively impacted due to our financial condition, progress in executing our business strategy and other factors, many of which are beyond our control, including domestic or international economic conditions, increases in key benchmark interest rates and/or credit spreads, the adoption of new or amended banking or capital market laws or regulations, the re-pricing of market risks and volatility in capital and financial markets, risks relating to the credit risk of our customers and the jurisdictions in which we operate, as well as general risks applicable to the energy sector. The terms of the Notes financing subjected us to, and additional debt financing, if available, may subject us to increased restrictive covenants that could limit, and in the case of the former, significantly limit, our flexibility to incur additional indebtedness and conduct future business activities and could result in us expending significant resources to service our obligations. Additionally, we may need to adjust the timing of our planned capital expenditures and facilities development depending on the requirements of our existing financing and availability of such additional funding. If we are unable to obtain additional funding, approvals or amendments to our financings outstanding from time to time, or if additional funding is only available on terms that we determine are not acceptable to us, we may be unable to fully execute our business plan, we may be unable to pay or refinance our indebtedness or to fund our other liquidity needs, and our financial condition or results of operations may be materially adversely affected.
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
We have obtained long-term leases and corresponding rights-of-way agreements and easements with respect to the land on which various of our projects are located, including the San Juan Facility, facilities in Brazil such as the Garuva-Itapoa pipeline connecting the TBG pipeline to the Sao Francisco do Sul terminal, rights of way to the Petrobras/Transpetro OSPAR oil pipeline facilities, among others. In addition, our operations will require agreements with ports proximate to our facilities capable of handling the transload of LNG direct from our occupying vessel to our transportation assets. We may not own the land on which these facilities are located. As a result, we are subject to the possibility of increased costs to retain necessary land use rights as well as applicable law and regulations, including permits and authorizations from governmental agencies or third parties. If we were to lose these rights or be required to relocate, we would not be able to continue our operations at those sites and our business could be materially and adversely affected. If we are unable to enter into favorable contracts or to obtain the necessary regulatory and land use approvals on favorable terms, we may not be able to construct and operate our assets as anticipated, or at all, which could negatively affect our business, results of operations and financial condition.
We could be negatively impacted by environmental, social, and governance (“ESG”) and sustainability-related matters.
Governments, investors, customers, employees and other stakeholders are increasingly focusing on corporate ESG practices and disclosures, and expectations, laws and regulations in this area continue to evolve. We have announced, and may in the future announce, sustainability-focused goals, initiatives, investments and partnerships. These initiatives, aspirations, targets or objectives reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our efforts to accomplish and accurately report on these initiatives and goals present numerous operational, regulatory, reputational, financial, legal, and other risks, any of which could have a material negative impact, including on our reputation and stock price.
In addition, the standards for tracking and reporting on ESG matters are relatively new, have not been harmonized and continue to evolve. Our selection of disclosure frameworks that seek to align with various voluntary reporting standards may change from time to time and may result in a lack of comparative data from period to period. Moreover, our processes and controls may not always align with evolving voluntary standards for identifying, measuring, and reporting ESG metrics, our interpretation of reporting standards may differ from those of others, and such standards may change over time, any of which could result in significant revisions to our goals or reported progress in achieving such goals. In this regard, the criteria by which our ESG practices and disclosures are assessed may change due to the quickly evolving landscape, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. The increasing attention to corporate ESG initiatives could also result in increased investigations and litigation or threats thereof. If we are unable to satisfy such new criteria, investors may conclude that our ESG and sustainability practices are inadequate. On the other hand, state attorneys general and other governmental authorities may take action against certain ESG policies or practices, and we may become subject to restrictions on ESG initiatives. If we fail or are perceived to have failed to achieve previously announced initiatives or goals or to accurately disclose our progress on such initiatives or goals or comply with various ESG and anti-ESG practices and regulations, our reputation, business, financial condition and results of operations could be adversely impacted.
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
Our projects are located in the United States (including Puerto Rico), the Caribbean, Brazil, Mexico, Ireland, Nicaragua and other geographies and we have operations and derive revenues from additional markets. Furthermore, part of our strategy consists in seeking to expand our operations to other jurisdictions. As a result, our projects, operations, business, results of operations, financial condition and prospects are materially dependent upon economic, political, social and other conditions and developments in these jurisdictions. Some of these countries have experienced political, security, and social economic instability in the recent past and may experience instability in the future, including changes, sometimes frequent or marked, in energy policies or the personnel administering them, expropriation of property, cancellation or modification of contract rights, changes in laws and policies governing operations of foreign-based companies, including changing trade policies and tariffs and the related uncertainty thereof, unilateral renegotiation of contracts by governmental entities, redefinition of international boundaries or boundary disputes, foreign exchange restrictions or controls, currency fluctuations, royalty and tax increases and other risks arising out of governmental sovereignty over the areas in which our operations are conducted, as well as risks of loss due to acts of social unrest, terrorism, corruption and bribery. For example, in 2019, public demonstrations in Puerto Rico led to the governor’s resignation and the resulting political change interrupted the bidding process for the privatization of PREPA’s transmission and distribution systems. While our operations to date have not been materially impacted by the demonstrations or political changes in Puerto Rico, any substantial disruption in our ability to perform our obligations under any agreements with PREPA and/or Puerto Rico Public - Private Partnerships Authority (P3A) could have a material adverse effect on our financial condition, results of operations and cash flows. Furthermore, we cannot predict how our relationship that one of our subsidiaries, as agent of PREPA, could change their role as operator of PREPA's legacy generation assets. Additionally, PREPA may seek to find alternative power sources or purchase substantially less natural gas from us than what we currently expect to sell to PREPA. In addition, we cannot predict how local sentiment and support for our subsidiaries’ operations in Puerto Rico could change now that Puerto Rico’s power generation systems have been privatized. Should our operations face material local opposition, it could materially adversely affect our ability to perform our obligations under our contracts or could materially adversely impact PREPA or any applicable governmental counterparty’s performance of its obligations to us. The governments in these jurisdictions differ widely with respect to structure, constitution and stability and some countries lack mature legal and regulatory systems. As our operations depend on governmental approval and regulatory decisions, we may be adversely affected by changes in the political structure or government representatives in each of the countries in which we operate. In addition, these jurisdictions, particularly emerging countries, are subject to risk of contagion from the economic, political and social developments in other emerging countries and markets.
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
Risks Related to Ownership of Our Class A Common Stock
The market price and trading volume of our Class A common stock has in the past and may continue to be volatile, which could result in rapid and substantial losses for our stockholders.
The market price of our Class A common stock has in the past and may continue to be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our Class A common stock may fluctuate and cause significant price variations to occur. If the market price of our Class A common stock declines significantly, you may be unable to resell your shares at or above your purchase price, if at all. The market price of our Class A common stock may fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our Class A common stock include:

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
Stock markets in the United States have experienced extreme price and volume fluctuations. Market fluctuations, as well as general political and economic conditions such as acts of terrorism, prolonged economic uncertainty, changing trade policies and tariffs, including the related uncertainty thereof or imposition of new or additional tariffs, trade wars, barriers or restrictions, or threats of such actions, the potential for worsening economic conditions, economic downturn, recession or interest rate or currency rate fluctuations, could adversely affect the market price of our Class A common stock.
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
As of March 31, 2025, affiliates of certain entities controlled by Wesley R. Edens, Randal A. Nardone and affiliates of Fortress Investment Group LLC (“Founder Entities”) owned an aggregate of approximately 92,230,509 shares of Class A common stock, representing approximately 33.5% of our voting power, and affiliates of Energy Transition Holdings LLC, party to the Shareholders' Agreement, own an aggregate of approximately 25,559,846 shares of our Class A common stock, representing approximately 9.2% of the voting power of our Class A common stock. The beneficial ownership of almost 50% of our voting stock means affiliates of the Founder Entities and Energy Transition Holdings LLC are able to have significant influence over matters requiring stockholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our Class A common stock will be able to affect the way we are managed or the direction of our business. The interests of these parties with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders, including holders of the Class A common stock.
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
To raise capital, we may sell substantial amounts of Class A common stock or securities convertible into our exchangeable for Class A common stock. These future issuances of Class A common stock or Class A common stock-related securities to purchase Class A common stock, together with the exercise of outstanding restricted stock units and any additional shares issued in connection with other transactions, if any, may result in material dilution to our investors. Such sales may also result in material dilution to our existing shareholders, and new investors could gain rights, preferences and privileges senior to those of holders of our Class A common stock. In particular, on October 1, 2024, we exchanged 96,746 shares of our Series A Convertible Preferred Stock for 96,746 shares of our Series B Convertible Preferred Stock. Such shares are convertible at the option of the holders thereof into shares of Class A common stock on the terms set forth in the certificate of designations governing the Series B Convertible Preferred Stock. During the three months ended March 31, 2025, 60,000 shares of Series B Convertible Preferred Stock were converted into 6,651,511 shares of our Class A common stock. Additionally, on December 6, 2024, we issued 15,700,998 shares of our Class A common stock in satisfaction of our commitment fee obligations under the Exchange and Subscription Agreement in connection with the issuance of the New 2029 Notes.
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
We have incurred and may in the future incur or issue debt or issue equity or equity-related securities to finance our operations, acquisitions or investments. Upon our liquidation, lenders and holders of our debt and holders of our preferred stock, such as the Series A Convertible Preferred Stock that was issued upon closing of the PortoCem acquisition, would receive a distribution of our available assets before Class A common stockholders. Any future incurrence or issuance of debt would increase our interest cost and could adversely affect our results of operations and cash flows. We are not required to offer any additional equity securities to existing Class A common stockholders on a preemptive basis. Therefore, additional issuances of Class A common stock, whether directly, through convertible securities, such as the Series B Convertible Preferred Stock, or exchangeable securities (including limited partnership interests in our operating partnership), warrants or options, will dilute the holdings of our existing Class A common stockholders and such issuances, or the perception of such issuances, may reduce the market price of our Class A common stock. Any preferred stock issued by us would likely, and the Series B Convertible Preferred Stock has a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to Class A common stockholders. Because our decision to incur or issue additional debt or equity or equity-related securities (other than the Series B Convertible Preferred Stock) in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. Thus, Class A common stockholders bear the risk that our future incurrence or issuance of debt or issuance of equity or equity-related securities will adversely affect the market price of our Class A common stock.
We may issue additional preferred stock, the terms of which could adversely affect the voting power or value of our Class A common stock.
Our Certificate of Incorporation and By-Laws authorize us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our Class A common stock in respect of dividends and distributions, as our board of directors may determine. As part of the PortoCem Acquisition, we issued 96,746 shares of the Series A Convertible Preferred Stock, which were subsequently exchanged for an equal number of shares of our Series B Convertible Preferred Stock. The terms of the Series B Convertible Preferred Stock or one or more classes or series of other preferred stock could adversely impact the voting power or value of our Class A common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the Class A common stock. For example, each share of the Series B Convertible Preferred Stock has a liquidation preference of $1,000.
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

We have and may in the future continue to engage in mergers, sales and acquisitions, divestments, reorganizations or similar transactions related to our businesses or assets and we may fail to successfully complete such transaction or to realize the expected value.
In furtherance of our business strategy, we have in the past and may continue to engage in mergers, purchases or sales, divestments, reorganizations or other similar transactions related to our businesses or assets in the future. Any such transactions have and may be subject to significant risks and contingencies, including the risk of integration, valuation and successful implementation, and we may not be able to realize the benefits of any such transactions. We have in the past and may continue to also engage in sales of our assets or sale and leaseback transactions that seek to monetize our assets and there is no guarantee that such sales of assets have or will be executed at the prices we desire or higher than the values we have or currently carry these assets at on our balance sheet. We do not know if we will be able to successfully complete any such transactions or whether we will be able to retain key personnel, suppliers or distributors. Our ability to successfully implement our strategy through such transactions depends upon our ability to identify, negotiate and complete suitable transactions and to obtain the required financing on terms acceptable to us. These efforts could be expensive and time consuming, disrupt our ongoing business and distract management. If we are unable to successfully complete our transactions, our business, financial condition, results of operations and prospects could be materially adversely affected.

The disposition of our Jamaica Business is expected to have a material adverse effect on our consolidated results of operations and consolidated financial condition and we may not be able to realize some or all of the anticipated benefits from the transaction. Failure to replace the earnings from our Jamaica Business could have a material adverse effect on our business, liquidity, consolidated results of operations and consolidated financial condition.

On May 14, 2025, we completed the sale of our Jamaica Business to Excelerate Energy, Inc. for cash consideration of $1,055 billion. We expect to benefit from the net proceeds realized from such sale, including through repaying a portion of our corporate debt and reinvestment in our business. However, our consolidated results of operations and consolidated condition is expected to be materially adversely affected by the disposition of this revenue generating asset. The loss of earnings from our Jamaica Business may diminish our ability to service our indebtedness and repay our indebtedness at maturity. Furthermore, there can be no assurances that we will be able to realize the anticipated benefits from the transaction, including benefits related to a reduction in our corporate debt and our ability to reinvest the proceeds profitably.

We expect revenue streams from our projects in Brazil, Nicaragua and Puerto Rico, which we continue to develop as previously disclosed, to help offset the loss of revenue from our Jamaica business, but there is no guarantee that we can successfully commence operations on our currently anticipated timelines or at all or that once operations commence such operations will be profitable. In the future, our capital expenses and operational expenses may increase due to expected increased sales, operational costs, and general and administrative costs and, therefore, our operating losses may continue or even increase after completion of these projects. If these projects do not successfully replace the revenues lost due to the disposition of our Jamaica Business, our business, liquidity, consolidated results of operations and consolidated financial condition could be materially and adversely affected.
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
We are unable to predict the extent to which global pandemics and health crises will negatively affect our operations, financial performance, or our ability to achieve our strategic objectives. We are also unable to predict how a global pandemic may affect our customers and suppliers.
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

3.5	Bylaws of New Fortress Energy Inc. (incorporated by reference to Exhibit 99.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2020).

10.1†	Form of Director Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on December 24, 2018).

10.2†	Restricted Share Unit Award Agreement under the Amended and Restated New Fortress Energy Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 8, 2022).

10.3	Shareholders’ Agreement, dated February 4, 2019, by and among New Fortress Energy LLC, New Fortress Energy Holdings LLC, Wesley R. Edens and Randal A. Nardone (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.4	Administrative Services Agreement, dated February 4, 2019, by and between New Fortress Intermediate LLC and FIG LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.5†	Indemnification Agreement (Edens) (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.6†	Indemnification Agreement (Guinta) (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.7†	Indemnification Agreement (Catterall) (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.8†	Indemnification Agreement (Grain) (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.9†	Indemnification Agreement (Griffin) (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.10†	Indemnification Agreement (Mack) (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.11†	Indemnification Agreement (Nardone) (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.12†	Indemnification Agreement (Wanner) (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.13†	Indemnification Agreement (Jay) (incorporated by reference to Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on May 4, 2023).

10.14†	Indemnification Agreement, dated as of March 17, 2019, by and between New Fortress Energy LLC and Yunyoung Shin (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 26, 2019).

10.15*	Indemnification Agreement, dated as of April 29, 2025, by and between New Fortress Energy LLC and Michael Lowe

10.16*	Indemnification Agreement, dated as of April 28, 2025, by and between New Fortress Energy LLC and Chuck Sledge

10.17	Letter Agreement, dated as of December 3, 2019, by and between NFE Management LLC and Yunyoung Shin (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2020).

10.18	Letter Agreement, dated as of March 14, 2017, by and between NFE Management LLC and Christopher S. Guinta (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.19
Indenture, dated April 12, 2021, by and among the Company, an issuer, the subsidiary guarantors from time to time party thereto, and U.S. Bank National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 12, 2021).

10.20	Pledge and Security Agreement, dated April 12, 2021, by and among the Company, the subsidiary guarantors, from time to time party thereto, and U.S. Bank National Association, as notes collateral agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 12, 2021).

10.21	First Supplemental Indenture, dated as of June 11, 2021, between Golar GP LLC (now known as NFE GP LLC), as Guaranteeing Subsidiary, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.22	Second Supplemental Indenture, dated as of September 13, 2021, between NFE Mexico Power Holdings Limited and NFE Mexico Terminal Holdings Limited, as Guaranteeing Subsidiaries, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.23	Third Supplemental Indenture, dated as of November 24, 2021, between NFE International Shipping LLC, NFE Global Shipping LLC, NFE Grand Shipping LLC and NFE International Holdings Limited, as Guaranteeing Subsidiaries, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.24	Fourth Supplemental Indenture, dated as of March 23, 2022, between NFE UK Holdings Limited, NFE Global Holdings Limited and NFE Bermuda Holdings Limited, as Guaranteeing Subsidiaries, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.25	Fifth Supplemental Indenture, dated as of December 22, 2022, between NFE Andromeda Chartering LLC, as Guaranteeing Subsidiary, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.26	Sixth Supplemental Indenture, dated as of October 18, 2024, between NFE International Holdings 1 Limited and NFE International Holdings 1 Limited (each a “Guaranteeing Subsidiary”) as Guaranteeing Subsidiaries and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association). (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.27	Seventh Supplemental Indenture, dated as of December 6, 2024, between the various Guaranteeing Subsidiaries party thereto and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee. (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.28	Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and Morgan Stanley Senior Funding, Inc,. as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 21, 2021).

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

10.30	Second Amendment to Credit Agreement, dated as of February 28, 2022 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2022).

10.31	Third Amendment to Credit Agreement, dated as of May 4, 2022 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2022).

10.32	Fourth Amendment to Credit Agreement, dated as of February 7, 2023 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

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

10.34
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

10.35
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

10.36
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

10.37	Ninth Amendment to Credit Agreement, dated as of November 6, 2024 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.38	Tenth Amendment to Credit Agreement, dated as of November 22, 2024 to the Credit agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.39*	Eleventh Amendment to Credit Agreement, dated as of January 31, 2025 to the Credit agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent.

10.40*	Amended and Restated Eleventh Amendment to Credit Agreement, dated as of March 3, 2025 to the Credit agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent.

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

10.42
Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 16, 2021, by and among the Company, as borrower, each of the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent. (incorporated by reference to Exhibit 10.38 to Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.43
Second Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 27, 2022 to the Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 16, 2021,, dated July 27, 2022, by and among the Company, as borrower, each of the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent. (incorporated by reference to Exhibit 10.40 to Registrant's Quarterly Report on Form 10-Q, filed with the SEC on June 30, 2022)

10.44
Incremental Joinder Agreement Regarding to Uncommitted Letter of Credit and Reimbursement Agreement, dated February 6, 2023, by and among the Company, as the borrower each of the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

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

10.47
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

10.48	Fifth Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated November 6, 2024, by and among the Company, the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent. (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.49	Sixth Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated November 22, 2024, by and among the Company, the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent. (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.50*	Seventh Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated January 31, 2025, by and among the Company, the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent.

10.51*	Amended and Restated Seventh Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated March 3, 2025, by and among the Company, the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent.

10.52
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

10.53*	Second Amendment, dated March 3, 2025, to Credit Agreement, dated as of October 30, 2023, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent.

10.54
Indenture, dated March 8, 2024, by and among New Fortress Energy Inc., the subsidiary guarantors from time to time party thereto, and U.S. Bank Trust Company, National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 8, 2024).

10.55	First Supplemental Indenture, dated as of October 18, 2024, between NFE International Holdings 1 Limited and NFE International Holdings 2 Limited, as Guaranteeing Subsidiaries, and U.S. Bank Trust Company, National Association, as trustee. (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.56	Second Supplemental Indenture, dated as of December 5, 2024, by and among the Company, as issuer, by and among New Fortress Energy Inc., as issuer, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.57
Pledge and Security Agreement, dated March 8, 2024, by and among the Company, the subsidiary guarantors, from time to time party thereto, and U.S. Bank Trust Company, National Association, as notes collateral agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 8, 2024).

10.58	Credit Agreement, dated as of July 19, 2024, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2024).

10.59	Amended and Restated First Amendment to Credit Agreement, dated as of September 30, 2024, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.60	Second Amendment to Credit Agreement, dated as of November 14, 2024, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent.(incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.61	Third Amendment to Credit Agreement, dated as of November 22, 2024, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.62*	Fourth Amendment to Credit Agreement, dated as of March 3, 2025, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent.

10.63	Series I Credit Agreement, dated as of November 22, 2024, among the Company, as the borrower, the guarantors from time to time party thereto, the lenders from time to time party thereto and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.64	Credit Agreement, dated as of November 22, 2024, among NFE Brazil Investments LLC, as the borrower, NFE Financing LLC, as lender, the lenders from time to time party thereto and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.65	Series II Credit Agreement, dated as of December 6, 2024, among the Company, as the borrower, the guarantors from time to time party thereto, the lenders from time to time party thereto and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.66	Transaction Support Agreement, dated as of September 30, 2024, by and among the Company and parties thereto. (incorporated by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.67	First Amendment to Transaction Support Agreement, dated as of November 4, 2024, by and among the Company and parties thereto. (incorporated by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.68	Second Amendment to Transaction Support Agreement, dated as of November 21, 2024, by and among the Company and parties thereto. (incorporated by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.69	Form of Exchange and Subscription Agreement, dated November 6, 2024, by and among the Company and parties thereto. (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.70	Form of First Amendment to Exchange and Subscription Agreement, dated November 22, 2024, by and among the Company and parties thereto. (incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.71	Indenture, dated November 22, 2024, by and among NFE Financing LLC, as issuer, the guarantors from time to time party thereto, and Wilmington Savings Fund Society, FSB, as trustee. (incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.72	Registration Rights and Lock-up Agreement, dated as of December 6, 2024 by and among the Company and the undersigned investors. (incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.73	First Amendment to Registration Rights and Lock-up Agreement, dated as of January 8, 2025, by and among the Company and the undersigned investors. (incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.74	Second Amendment to Registration Rights and Lock-up Agreement, dated as of February 4, 2025, by and among the Company and the undersigned investors. (incorporated by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

31.1*	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

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

NEW FORTRESS ENERGY INC.

Date: June 27, 2025

	By:	/s/ Wesley R. Edens

	Name:	Wesley R. Edens

	Title:	Chief Executive Officer and Chairman

(Principal Executive Officer)
Date: June 27, 2025

	By:	/s/ Christopher S. Guinta

	Name:	Christopher S. Guinta

	Title:	Chief Financial Officer

(Principal Financial Officer)
Date: June 27, 2025

	By:	/s/ Michael T. Lowe

	Name:	Michael T. Lowe

	Title:	Chief Accounting Officer

(Principal Accounting Officer)