Form 10-Q
period 2025-06-30
New Fortress Energy Inc.
filed 2025-09-05
CIK 1749723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
As of September 1, 2025, the registrant had 284,552,811 shares of Class A common stock outstanding.

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

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements regarding, among other things, our plans, strategies, prospects and projections, both business and financial. All statements contained in this Quarterly Report other than historical information are forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance or our projected business results. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “targets,” “potential” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:
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
•inability to successfully complete mergers, sales, divestments or similar transactions related to our businesses or assets or to integrate such businesses or assets and realize the anticipated benefits, including the anticipated benefits from the recent sale of our Jamaica Business (as defined below) and our strategy and plans for the remaining portion of the Company, including the structure, form, timing and nature of potential actions with respect to the Company’s business in the future and characteristics of the business going forward;
•economic, political, social and other risks related to the jurisdictions in which we do, or seek to do, business;
•weather events or other natural or manmade disasters or phenomena;
•any future pandemic or any other major health and safety incident;
•increased labor costs, disputes or strikes, and the unavailability of skilled workers or our failure to attract and retain qualified personnel;
•changes in law, economic and financial conditions, including the effect of the tax treatment of, or changes in tax laws applicable to, us or our business or of an investment in our Class A common stock, and changing trade policies and tariff and the related uncertainty thereof; and
•other risks described in the “Risk Factors” section of this Quarterly Report.
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

v

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements.
New Fortress Energy Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2025 and December 31, 2024
(Unaudited, in thousands of U.S. dollars, except share amounts)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$551,109	$492,881
Restricted cash	270,298	472,696
Receivables, net of allowances of $13,571 and $13,629, respectively	269,405	335,813
Inventory	74,000	103,224
Prepaid expenses and other current assets, net	317,687	205,496
Total current assets	1,482,499	1,610,110

Construction in progress	4,072,291	3,574,389
Property, plant and equipment, net	5,539,901	5,842,807
Right-of-use assets	437,548	618,733
Intangible assets, net	194,752	179,510
Goodwill	15,938	766,350
Deferred tax assets, net	155	2,698
Other non-current assets, net	214,246	272,899
Total assets	$11,957,330	$12,867,496

Liabilities
Current liabilities
Current portion of long-term debt and short-term borrowings	$1,181,559	$539,132
Accounts payable	578,835	473,736
Accrued liabilities	253,043	391,359
Current lease liabilities	79,060	128,362
Other current liabilities	108,807	174,829
Total current liabilities	2,201,304	1,707,418

Long-term debt	7,805,260	8,355,703
Non-current lease liabilities	341,509	475,161
Deferred tax liabilities, net	61,770	73,198
Other long-term liabilities	154,139	166,358
Total liabilities	10,563,982	10,777,838

Commitments and contingencies (Note 21)

Series B convertible preferred stock, $0.01 par value, 36,746 shares authorized, issued and outstanding as of June 30, 2025 (96,746 as of December 31, 2024); aggregate liquidation preference of $36,746 and $96,746 at June 30, 2025 and December 31, 2024	41,154	90,570

Stockholders’ equity
Class A common stock, $0.01 par value, 750 million shares authorized, 274.2 million issued and outstanding as of June 30, 2025; 266.5 million issued and outstanding as of December 31, 2024	2,742	2,664
Additional paid-in capital	1,725,985	1,674,312
Retained earnings (accumulated deficit)	(558,397)	196,363
Accumulated other comprehensive income	59,426	3,089
Total stockholders’ equity attributable to NFE	1,229,756	1,876,428
Non-controlling interest	122,438	122,660
Total stockholders’ equity	1,352,194	1,999,088
Total liabilities and stockholders’ equity	$11,957,330	$12,867,496
The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy Inc.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
For the three and six months ended June 30, 2025 and 2024
(Unaudited, in thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Operating revenue	$227,204	$291,222	$612,085	$900,726
Vessel charter revenue	46,739	52,416	92,175	99,071
Other revenue	27,749	84,368	67,968	118,530
Total revenues	301,692	428,006	772,228	1,118,327

Operating expenses
Cost of sales (exclusive of depreciation and amortization shown separately below)	208,852	221,860	511,229	450,977
Vessel operating expenses	8,056	8,503	15,232	16,899
Operations and maintenance	59,817	39,292	114,774	107,840
Selling, general and administrative	57,256	70,578	116,527	141,332
Transaction and integration costs	75,384	1,760	87,315	3,131
Depreciation and amortization	52,870	37,413	105,927	87,904
Goodwill impairment expense	582,172	—	582,172	—
Asset impairment expense	117,312	4,272	117,558	4,272
(Gain) loss on sale	(472,699)	—	(472,699)	77,140
Total operating expenses	689,020	383,678	1,178,035	889,495
Operating (loss) income	(387,328)	44,328	(405,807)	228,832
Interest expense	206,408	80,399	420,102	157,743
Other (income) expense, net	(56,262)	47,354	(120,199)	66,466
Loss on extinguishment of debt, net	20,320	—	20,787	9,754
Loss before income taxes	(557,794)	(83,425)	(726,497)	(5,131)
Tax (benefit) provision	(967)	3,435	27,703	25,059
Net loss	(556,827)	(86,860)	(754,200)	(30,190)

Net loss attributable to common stockholders	$(555,077)	$(90,044)	$(755,206)	$(36,105)

Net loss per share – basic	$(2.02)	$(0.44)	$(2.76)	$(0.18)
Net loss per share – diluted	$(2.02)	$(0.44)	$(2.76)	$(0.18)

Weighted average number of shares outstanding – basic	274,371,636	205,070,756	273,996,219	205,066,362
Weighted average number of shares outstanding – diluted	274,371,636	205,851,364	273,996,219	205,846,970

Other comprehensive (loss) income:
Currency translation adjustment	$34,335	$(20,557)	$58,588	$(28,265)
Comprehensive loss	(522,492)	(107,417)	(695,612)	(58,455)
Comprehensive income (loss) attributable to non-controlling interest	616	(1,963)	(2,263)	(4,193)
Comprehensive loss attributable to stockholders	$(521,876)	$(109,380)	$(697,875)	$(62,648)
The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three and six months ended June 30, 2025 and 2024
(Unaudited, in thousands of U.S. dollars, except share amounts)

	Series B convertible preferred stock		Class A common stock		Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive income	Non-controlling Interest	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	96,746	$90,570	266,459,093	$2,664	$1,674,312	$196,363	$3,089	$122,660	$1,999,088
Net income (loss)	—	—	—	—	—	(199,581)	—	2,208	(197,373)
Other comprehensive income (loss)	—	—	—	—	—	—	23,582	671	24,253
Share-based compensation expense	—	—	—	—	(229)	—	—	—	(229)
Class A stock issued, net of issuance costs	—	—	661,207	7	363	—	—	—	370
Acquisition of non-controlling interest	—	—	—	—	(1,356)	—	—	534	(822)
Issuance of shares for vested share-based compensation awards	—	—	31,814	—	—	—	—	—	—
Shares withheld from employees related to share-based compensation, at cost	—	—	(13,086)	—	(159)	—	—	—	(159)
Conversion of Series B convertible preferred stock	(60,000)	(49,969)	6,651,511	67	49,898	—	—	—	49,965
Dividends	—	107	—	—	—	(548)	—	(3,019)	(3,567)
Balance as of March 31, 2025	36,746	$40,708	273,790,539	$2,738	$1,722,829	$(3,766)	$26,671	$123,054	$1,871,526
Net income (loss)	—	—	—	—	—	(554,631)	—	(2,196)	(556,827)
Other comprehensive income (loss)	—	—	—	—	—	—	32,755	1,580	34,335
Share-based compensation expense	—	—	—	—	5,250	—	—	—	5,250
Issuance of shares for vested share-based compensation awards	—	—	720,642	7	—	—	—	—	7
Shares withheld from employees related to share-based compensation, at cost	—	—	(309,718)	(3)	(1,648)	—	—	—	(1,651)
Dividends	—	446	—	—	(446)	—	—	—	(446)
Balance as of June 30, 2025	36,746	$41,154	274,201,463	$2,742	$1,725,985	$(558,397)	$59,426	$122,438	$1,352,194

	Series A convertible preferred stock		Class A common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Non- controlling interest	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	—	$—	205,031,406	$2,050	$1,038,530	$527,986	$71,528	$137,775	$1,777,869
Net income	—	—	—	—	—	54,081	—	2,589	56,670
Other comprehensive income	—	—	—	—	—	—	(7,349)	(359)	(7,708)
Share-based compensation expense	—	—	—	—	5,248	—	—	—	5,248
Issuance of shares for vested share-based compensation awards	—	—	14,126	—	—	—	—	—	—
Shares withheld from employees related to share-based compensation, at cost	—	—	(3,708)	—	(126)	—	—	—	(126)
Issuance of Series A convertible preferred stock, net	96,746	96,513	—	—	—	—	—	—	—
Dividends	—	142	—	—	—	(20,645)	—	(11,681)	(32,326)
Balance as of March 31, 2024	96,746	$96,655	205,041,824	$2,050	$1,043,652	$561,422	$64,179	$128,324	$1,799,627
Net income	—	—	—	—	—	(88,854)	—	1,994	(86,860)
Other comprehensive income	—	—	—	—	—	—	(20,526)	(31)	(20,557)
Share-based compensation expense	—	—	—	—	20,064	—	—	—	20,064
Issuance of shares for vested share-based compensation awards	—	—	34,578	—	—	—	—	—	—
Shares withheld from employees related to share-based compensation, at cost	—	—	(11,074)	—	(290)	—	—	—	(290)
Dividends	—	1,190	—	—	—	(21,697)	—	(3,019)	(24,716)
Balance as of June 30, 2024	96,746	$97,845	205,065,328	$2,050	$1,063,426	$450,871	$43,653	$127,268	$1,687,268

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy Inc.
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2025 and 2024
(Unaudited, in thousands of U.S. dollars)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net (loss) income	$(754,200)	$(30,190)
Adjustments for:
Depreciation and amortization	124,531	88,400
Deferred taxes	590	(13,860)
Goodwill impairment expense	582,172	—
Asset impairment expense	117,558	4,272
Loss on extinguishment of debt	20,787	9,754
(Gain) loss on sale	(472,699)	77,140
(Earnings) recognized from vessels chartered to third parties transferred to Energos	(23,329)	(51,674)
Other	30,549	62,077
Changes in operating assets and liabilities, net of Jamaica Business disposition:
(Increase) in receivables	(14,951)	(114,030)
Decrease (increase) in inventories	6,112	(62,815)
(Increase) in other assets	(31,961)	(91,251)
Decrease in right-of-use assets	32,772	111,561
Increase in accounts payable/accrued liabilities	98,782	255,337
(Decrease) in lease liabilities	(39,857)	(126,311)
(Decrease) increase in other liabilities	(61,012)	44,558
Net cash (used in) provided by operating activities	(384,156)	162,968

Cash flows from investing activities
Capital expenditures	(652,798)	(1,346,385)
Sale of equity method investment	—	136,365
Sale of Jamaica Business	949,456	—
Asset sales	—	328,999
Other investing activities	4,791	(1,694)
Net cash provided by (used in) investing activities	301,449	(882,715)

Cash flows from financing activities
Proceeds from borrowings of debt	1,316,864	3,037,127
Payment of deferred financing costs	(27,774)	(37,983)
Repayment of debt	(1,390,187)	(2,202,722)
Payment of dividends	(3,014)	(55,710)
Other financing activities	(6,317)	(5,033)
Net cash (used in) provided by financing activities	(110,428)	735,679
Impact of changes in foreign exchange rates on cash and cash equivalents	48,965	(28,898)
Net (decrease) increase in cash, cash equivalents and restricted cash	(144,170)	(12,966)
Cash, cash equivalents and restricted cash – beginning of period	965,577	310,814
Cash, cash equivalents and restricted cash – end of period	$821,407	$297,848

Supplemental disclosure of non-cash investing and financing activities:
Changes in accounts payable and accrued liabilities associated with construction in progress and property, plant and equipment additions	$(161,057)	$(162,056)
Accounts payable and accrued liabilities associated with construction in progress and property, plant and equipment additions	266,191	609,009
Principal payments on financing obligation to Energos by third party charters	(17,027)	(6,445)
Proceeds held in escrow	98,635	—
Class A convertible preferred stock issued and debt assumed in the PortoCem Acquisition	—	(125,195)

The following table identifies the balance sheet line-items included in Cash and cash equivalents and Restricted cash presented in the Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2025	2024
Cash and cash equivalents	$551,109	$132,960
Restricted cash	270,298	164,888
Cash, cash equivalents and restricted cash – end of period	$821,407	$297,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

1. Organization
New Fortress Energy Inc. (“NFE,” together with its subsidiaries, the “Company”), a Delaware corporation, is a global energy infrastructure company founded to help address energy poverty and accelerate the world’s transition to reliable, affordable and clean energy. The Company owns and operates natural gas and liquefied natural gas ("LNG") infrastructure, ships and logistics assets to rapidly deliver turnkey energy solutions to global markets. The Company has liquefaction, regasification and power generation operations in the United States, Brazil and Mexico. The Company has marine operations with vessels operating under time charters and in the spot market globally.
The Company currently conducts its business through two operating segments, Terminals and Infrastructure and Ships. The business and reportable segment information reflects how the Chief Operating Decision Maker (“CODM”) regularly reviews and manages the business. The Company's CODM is its Chief Executive Officer.
2. Basis of presentation
The accompanying unaudited interim condensed consolidated financial statements contained herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to provide a fair presentation of the financial position, results of operations and cash flows of the Company for the interim periods presented. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual audited consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K/A for the year ended December 31, 2024 (the "Annual Report"). Certain prior year amounts have been reclassified to conform to current year presentation.
The accompanying unaudited interim condensed consolidated financial statements contained herein were prepared on the basis that the Company will continue as a going concern over the next twelve months from the date of their issuance, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's going concern assessment included the following considerations;
•In the first and second quarters of 2025, the Company recognized operating losses and negative operating cash flows, and this decline in earnings accelerated in the second quarter of 2025. The Company’s forecasted cash flows are expected to be impacted by, among other things, (i) reduced earnings following the sale of the Jamaica Business, (ii) increased interest expense, and (iii) cash tax payments resulting from the taxable gain on the sale of the Company’s Jamaica Business in May 2025.
•The Company was required to provide a $79,100 bank guarantee to holders of the PortoCem Debentures on or before August 17, 2025; this guarantee was not provided by the deadline, and as a result, a majority of debenture holders have the right to call for a meeting of holders and declare an event of early maturity. If the debenture holders exercise their right to declare an early maturity, substantially all of the Company’s outstanding indebtedness would be payable on demand.
•As of the date of this filing, the Company does not expect to be in compliance with the consolidated first lien ratio or the fixed charge coverage ratio included within the Revolving Facility, Letter of Credit Facility and Term Loan A Credit Agreement for the fiscal quarter ending September 30, 2025. If the Company is not in compliance with these covenants and this non-compliance is not waived, the lenders have the right to accelerate the repayment of the outstanding principal under the Revolving Facility and Term Loan A and require cash collateralization of all outstanding letters of credit. If lenders choose to accelerate under those facilities, substantially all of the Company’s outstanding indebtedness would be payable on demand. If substantially all of the Company's outstanding indebtedness is accelerated, the Company would not have sufficient liquidity or capital resources to satisfy the outstanding principal obligations.
•As of June 30, 2025, the Company has $510,879 of aggregate principal amount outstanding under the 2026 Notes, which mature on September 30, 2026. If more than $100,000 of the 2026 Notes remain outstanding 91 days prior to the maturity date (the "Springing Maturity Date"), the outstanding principal of $2,730,127 under the New 2029 Notes becomes due. If any of the 2026 Notes remain outstanding on the Springing Maturity Date, the outstanding balance under the Revolving Facility becomes due. As of June 30, 2025, the Revolving Facility was fully drawn with $710,400 in revolving loans plus $19,533 in letters of credit. Additionally, if any of the 2026 Notes remain outstanding on July 31, 2026, the outstanding principal under the Term Loan B (as defined below) becomes due. Also, if any of the 2026 Notes remain outstanding 60 days prior to the maturity date of the 2026 Notes, the outstanding principal under the Term Loan A (as defined below) become due. As of June 30, 2025, there was $295,000 outstanding under the Term Loan A and $1,269,259 outstanding under the Term Loan B.
As such, management has concluded that, the Company’s current liquidity and forecasted cash flows from operations are not probable to be sufficient to support, in full, its obligations as they become due, and there is substantial doubt as to the Company’s ability to continue as a going concern.
The Company is currently engaged in discussions with holders of the PortoCem Debentures to obtain a waiver of the debenture holders’ ability to declare an event of early maturity. Should the Company not be in compliance with covenants in the Revolving Facility, Letter of Credit Facility and Term Loan A, the Company will engage in negotiations with these lenders to obtain a waiver to avoid acceleration of outstanding balances. The Company has also initiated a process to evaluate strategic alternatives and has retained a financial advisor to assist in this evaluation. The Company, along with its advisors, is considering all options available, including asset sales, capital raising, debt amendments and refinancing transactions, and other strategic transactions that seek to provide additional liquidity and relief from acceleration under its debt agreements. There are inherent uncertainties as the outcome of these negotiations and potential transactions described above are outside management’s control, and therefore there are no assurances that management will be successful in these negotiations and that any of these potential transactions will occur. In addition, there can be no assurances that these transactions will sufficiently improve the Company's liquidity or that the Company will otherwise realize the anticipated benefits.
The condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.
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
4. Dispositions
Jamaica business sale
In March 2025, the Company entered into an equity and asset purchase agreement (the “EAPA”) to sell the Company’s Jamaica business, including operations at the LNG import terminal in Montego Bay, the offshore floating storage and regasification terminal in Old Harbour and the 150 megawatt Combined Heat and Power Plant in Clarendon, along with the associated infrastructure (the "Jamaica Business") to Excelerate Energy Limited Partnership (“EELP”), a subsidiary of Excelerate Energy, Inc. for cash consideration of $1,055,000, subject to certain purchase price adjustments.
On May 14, 2025, the Company completed the sale of the Jamaica Business. After the repayment of all outstanding South Power Bonds in the amount of $227,157 (Note 18) and payment of certain transaction costs in the amount of $50,903, the Company received net proceeds of approximately $678,480, with an additional $98,635 of proceeds held in escrow. Proceeds held in escrow of $79,192 are presented within Prepaid expenses and other current assets, net (Note 10) relating to estimated purchase price adjustment and certain indemnification matters, which are expected to resolve within the next 12 months. The remaining proceeds held in escrow relating to indemnifications for certain tax related matters are presented within Other non-current assets, net (Note 15) on the Condensed Consolidated Balance Sheets as these proceeds are expected to be released to the Company during the year ending December 31, 2029.
The book value of the Jamaica Business at the time of sale was $575,374 and the Company recognized a gain of $472,699 during the six months ended June 30, 2025, which is presented in (Gain) loss on sale in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company incurred $70,869 of transaction costs directly attributable to the sale, including fees for novating a vessel charter to the buyer and contingent fees due to the Company's advisors. These transaction costs are presented within Transactions and integration costs in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company also recognized guarantee liabilities of $4,659 associated with the escrow indemnification matters, which are presented within Other current liabilities and Other non-current liabilities on the Condensed Consolidated Balance Sheets. The divestiture did not meet the criteria to be reported as discontinued operations as it did not represent a strategic shift for the Company. Until the date of sale, the Company reported the operating results for the Jamaica Business in the Company’s Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income in the Terminals and Infrastructure segment.
The following is a summary of the carrying amounts of the major classes of assets and liabilities as of closing:

May 14, 2025
Assets
Current:
Cash and cash equivalents	$6,434
Restricted cash	650
Receivables, net of allowances	65,319
Inventory	25,098
Prepaid expenses and other current assets, net	5,555
Total current assets	103,056
Non-current:
Construction in progress	1,934
Property, plant and equipment, net	305,982
Right-of-use assets	144,719
Intangible assets, net	623
Goodwill	184,620
Deferred tax assets, net	13,937
Other non-current assets, net	33,872
Total non-current assets	$685,687
Total assets	$788,743

Liabilities
Current:
Accounts payable	$6,805
Accrued liabilities	12,485
Current lease liabilities	19,805
Other current liabilities	4,603
Total current liabilities	43,698
Non-current:
Non-current lease liabilities	122,085
Deferred tax liabilities, net	42,197
Other long-term liabilities	5,389
Total non-current liabilities	$169,671
Total liabilities	$213,369

The following is a summary of the income from continuing operations before taxes for the operations of the Jamaica Business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income from continuing operations before taxes	$337	$7,530	$17,609	$20,558
Equipment sale
In March 2024, the Company completed a series of transactions that included the sale of turbines and related equipment to the Puerto Rico Electric Power Authority ("PREPA") under an Asset Purchase Agreement ("APA"). The book value of the turbines and equipment at the time of sale was $368,799, and the Company recognized a loss of $77,530 during the six months ended June 30, 2024 in (Gain) loss on sale in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
The Company's contract to provide emergency power services to support the grid stabilization project was also terminated as part of the sale transaction. All unrecognized contract liabilities and cost to fulfill at the time of termination were recognized in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company believes that there are remedies available under the customer contract, and is currently in pursuit of these remedies. As the result of this process is uncertain, any transaction price associated with closing this contract has been fully constrained. In March 2024, the Company was awarded a gas sale agreement with PREPA pursuant to which the Company provides gas supply to the sold turbines, which expired in March 2025. During 2025, the Company and PREPA agreed to a series of short-term extensions of the gas supply agreement while working towards a long-term solution that is in the best interests of both parties and achieves our mutual goal of sustained, efficient power generation for Puerto Rico. The gas supply agreement is currently set to expire on September 12, 2025. There can be no assurances that the long-term gas sale agreement will be executed, and to the extent the Company is not able to execute such an agreement, the Company's future results of operations could be adversely impacted and the impact could be material.
5. Revenue recognition
Operating revenue in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income includes revenue from sales of LNG and natural gas as well as outputs from the Company’s natural gas-fueled power generation facilities, including power and steam, and the sale of LNG cargos. LNG cargo sales for the three and six months ended June 30, 2025 were $24,304 and $207,035, respectively. LNG cargo sales for both the three and six months ended June 30, 2024 were $24,502.
The table below summarizes the activity in Other revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income and other revenue	$—	$4,746	$11,449	$9,677
Operation and maintenance revenue	27,749	79,622	56,519	108,853
Total other revenue	$27,749	$84,368	$67,968	$118,530
Operation and maintenance revenue is recognized by the Company's subsidiary, Genera PR LLC ("Genera"), under its contract for the operation and maintenance of PREPA's thermal generation assets. Under this agreement, Genera is paid a fixed annual fee and reimbursed for pass-through expenses, including payroll expenses of Genera employees. Amounts recognized in the three and six months ended June 30, 2025 include fixed fees and reimbursement of pass-through expenditures.

Under most customer contracts, invoicing occurs once the Company’s performance obligations have been satisfied, at which point payment is unconditional. As of June 30, 2025 and December 31, 2024, receivables related to revenue from contracts with customers totaled $260,889 and $330,944, respectively, and were included in Receivables, net on the Condensed Consolidated Balance Sheets, net of current expected credit losses of $13,571 and $13,629, respectively. Other items included in Receivables, net not related to revenue from contracts with customers represent leases, which are accounted for outside the scope of ASC 606.
Contract assets include unbilled amounts resulting from contracts with variable considerations, in which the performance obligation is satisfied and revenue is recognized. The Company has recognized contract liabilities, comprised of unconditional payments due or paid under the contracts with customers prior to the Company’s satisfaction of the related performance obligations. The contract assets and contract liabilities balances as of June 30, 2025 and December 31, 2024 are detailed below:

	June 30, 2025	December 31, 2024
Contract assets, net - current	$31,662	$44,902
Contract assets, net - non-current	11,236	20,270
Total contract assets, net	$42,898	$65,172

Contract liabilities, net - current	$12,536	$14,415
Contract liabilities, net - non-current	10,500	11,750
Total contract liabilities, net	$23,036	$26,165

Revenue recognized in the year from:
Amounts included in contract liabilities at the beginning of the year	$2,265	$82,454
Contract assets are presented net of expected credit losses of $762 and $158 as of June 30, 2025 and December 31, 2024, respectively.
The Company has recognized costs to fulfill contracts with customers, which primarily consist of expenses required to enhance resources to deliver under agreements with these customers. These costs can include set-up and mobilization costs incurred ahead of the service period, and such costs will be recognized on a straight-line basis over the expected terms of the agreement. As of June 30, 2025, the Company has capitalized $12,828, of which $1,602 of these costs is presented within Prepaid expenses and other current assets, net and $11,226 is presented within Other non-current assets, net on the Condensed Consolidated Balance Sheets. As of December 31, 2024, the Company had capitalized $22,797, of which $2,205 of these costs was presented within Prepaid expenses and other current assets, net and $20,592 was presented within Other non-current assets, net on the Condensed Consolidated Balance Sheets.
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

Period	Revenue
Remainder of 2025	$64,928
2026	451,458
2027	451,368
2028	440,735
2029	430,440
Thereafter	6,709,479
Total	$8,548,408
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

Lessor arrangements
In August 2022, the Company completed a transaction with an affiliate of Apollo Global Management, Inc., pursuant to which the Company transferred ownership of 11 vessels to Energos Infrastructure ("Energos") in exchange for approximately $1.85 billion in cash and a 20% equity interest in Energos (the “Energos Formation Transaction”). The Company's equity investment provided certain rights, including representation on the Energos board of directors, that gave the Company significant influence over the operations of Energos, and as such, the investment was accounted for under the equity method. Energos was also an affiliate, and all transactions with Energos were transactions with an affiliate. In February 2024, the Company sold substantially all of its stake in Energos and therefore, Energos was no longer an affiliate.
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

	June 30, 2025	December 31, 2024
Property, plant and equipment	$617,595	$602,192
Accumulated depreciation	(94,805)	(83,135)
Property, plant and equipment, net	$522,790	$519,057
The components of lease income from vessel operating leases for the three and six months ended June 30, 2025 and 2024 are shown below. As the Company has not recognized the sale of all of the vessels included in the Energos Formation Transaction, the operating lease income shown below for the three and six months ended June 30, 2025 includes revenue of $28,453 and $59,771, respectively, from third-party charters of vessels included in the Energos Formation Transaction. The operating lease income shown below for the three and six months ended June 30, 2024 includes revenue of $42,578 and $85,162, respectively, from third-party charters of vessels included in the Energos Formation Transaction.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease income	$44,231	$49,944	$85,138	$93,303
Variable lease income	2,508	2,472	7,037	5,768
Total operating lease income	$46,739	$52,416	$92,175	$99,071
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
As of June 30, 2025 and December 31, 2024, ROU assets, current lease liabilities and non-current lease liabilities consisted of the following:

	June 30, 2025	December 31, 2024
Operating right-of-use-assets	$419,789	$599,937
Finance right-of-use-assets (1)	17,759	18,796
Total right-of-use assets	$437,548	$618,733

Current lease liabilities:
Operating lease liabilities	$74,940	$124,391
Finance lease liabilities	4,120	3,971
Total current lease liabilities	$79,060	$128,362
Non-current lease liabilities:
Operating lease liabilities	$340,289	$471,961
Finance lease liabilities	1,220	3,200
Total non-current lease liabilities	$341,509	$475,161
(1) Finance lease ROU assets are recorded net of accumulated amortization of $8,145 and $8,134, respectively, as of June 30, 2025 and December 31, 2024.
For the three and six months ended June 30, 2025 and 2024, the Company’s operating lease cost recorded within the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fixed lease cost	$35,284	$43,154	$76,929	$76,248
Variable lease cost	(749)	1,073	(227)	2,709
Short-term lease cost	567	3,564	1,510	6,590

Lease cost - Cost of sales	$31,700	$40,006	$69,866	$66,008
Lease cost - Operations and maintenance	2,550	5,573	5,825	15,146
Lease cost - Selling, general and administrative	852	2,212	2,521	4,393
For the three months ended June 30, 2025 and 2024, the Company has capitalized $2,479 and $22,208 of lease costs, respectively. For the six months ended June 30, 2025 and 2024, the Company has capitalized $7,137 and $37,137 of lease costs, respectively. Capitalized costs include vessels and port space used during the commissioning of development projects. Short-term lease costs for vessels chartered by the Company to transport inventory from a supplier’s facilities to the Company’s storage locations are capitalized to inventory.
The Company has leases of ISO tanks and a parcel of land that are recognized as finance leases. For the three and six months ended June 30, 2025 and 2024, the Company’s finance interest expense and amortization recorded in Interest expense and Depreciation and amortization, respectively, within the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense related to finance leases	$77	$124	$167	$722
Amortization of right-of-use asset related to finance leases	369	353	744	5,324
Cash paid for operating leases is reported in operating activities in the Condensed Consolidated Statements of Cash Flows. Supplemental cash flow information related to leases was as follows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Operating cash outflows for operating lease liabilities	$92,318	$100,246
Financing cash outflows for finance lease liabilities	1,994	5,332
Right-of-use assets obtained in exchange for new operating lease liabilities	—	206,344
The future payments due under operating and finance leases as of June 30, 2025 are as follows:

	Operating Leases	Financing Leases
Due remainder of 2025	$69,652	$2,254
2026	88,215	2,577
2027	88,253	89
2028	86,770	89
2029	62,742	89
Thereafter	196,093	763
Total lease payments	$591,725	$5,861
Less: effects of discounting	176,496	521
Present value of lease liabilities	$415,229	$5,340

Current lease liability	$74,940	$4,120
Non-current lease liability	340,289	1,220
As of June 30, 2025, the weighted average remaining lease term for operating leases was 7.2 years and finance leases was 3.0 years. The weighted average discount rate associated with operating leases as of June 30, 2025 was 10.8% and as of December 31, 2024 was 10.3%. The weighted average discount rate associated with finance leases as of June 30, 2025 was 5.3% and as of December 31, 2024 was 5.2%. As the Company generally does not have access to the rate implicit in the lease, the incremental borrowing rate is utilized as the discount rate.
7. Financial instruments
Foreign currency risk management
During 2024, the Company entered into a series of foreign exchange forward contracts and zero-cost collars to reduce exchange rate risk associated with U.S. dollar borrowings and expected capital expenditures. As of June 30, 2025, the notional amount of outstanding foreign exchange contracts was approximately $61,920. These instruments are expected to settle through the third quarter of 2026. The amount of loss (gain) recognized in Other expense (income) expense, net in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and six months ended June 30, 2025 and 2024 is as follows:

Financial instrument	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Foreign exchange forward contracts	$257	$(3,966)	$13,993	$(3,144)
Zero-cost collar options	3,638	(6,950)	4,265	(6,950)
Total	$3,895	$(10,916)	$18,258	$(10,094)
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
The Company uses the market approach when valuing investment in equity securities and foreign exchange forward contracts which are recorded in Prepaid expenses and other current assets, net, Other non-current assets, net, and Other current liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024.
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
The following table presents the Company’s financial assets and financial liabilities, including those that are measured at fair value, as of June 30, 2025 and December 31, 2024:

	Level 1	Level 2	Level 3	Total
June 30, 2025
Assets
Investment in equity securities	$—	$—	$8,678	$8,678
Foreign exchange contracts	—	1,091	—	1,091

Liabilities
Contingent consideration derivative liabilities	—	—	39,032	39,032
Embedded contingent interest derivative	—	—	4,790	4,790

December 31, 2024
Assets
Investment in equity securities	$—	$—	$8,678	$8,678
Foreign exchange contracts	—	22,055	—	22,055

Liabilities
Foreign exchange contracts	—	1,168	—	1,168
Contingent consideration derivative liabilities	—	—	41,984	41,984
Embedded contingent interest derivative	—	—	10,629	10,629
The Company believes the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of June 30, 2025 and December 31, 2024 and are classified as Level 1 within the fair value hierarchy.
The table below summarizes the fair value adjustment to instruments measured at Level 3 in the fair value hierarchy. The adjustments to contingent consideration derivative liabilities and embedded contingent interest derivative for the three and six months ended June 30, 2025 and 2024 are shown below. These adjustments have been recorded within Other expense (income), net, and Interest expense, net, respectively, in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Contingent consideration derivative liabilities - Fair value adjustment - (gain)	$(3,830)	$(1,668)	$(6,205)	$(2,304)
Embedded contingent interest derivative - Fair value adjustment - (gain)	(1,597)	—	(5,839)	—
During the three and six months ended June 30, 2025 and 2024, the Company had no transfers in or out of Level 3 in the fair value hierarchy. During the first quarter of 2024, the Company sold substantially all of its investment in Energos; this investment had been accounted for as an equity method investment. The Company retained an investment in Energos valued at $1,000, which is shown as a Level 3 investment in equity securities in the table above.

8. Restricted cash
As of June 30, 2025 and December 31, 2024, restricted cash consisted of the following:

	June 30, 2025	December 31, 2024
Cash restricted under the terms of loan agreements	$230,916	$422,098
Collateral for letters of credit and performance bonds	39,382	50,598
Total restricted cash	$270,298	$472,696
Uses of cash proceeds under the BNDES Term Loan, Brazil Financing Notes and PortoCem Debentures (see Note 18) are restricted to certain payments to construct the Company's power plants in Brazil.
9. Inventory
As of June 30, 2025 and December 31, 2024, inventory consisted of the following:

	June 30, 2025	December 31, 2024
LNG and natural gas inventory	$51,152	$67,232
Automotive diesel oil inventory	844	7,934
Bunker fuel, materials, supplies and other	22,004	28,058
Total inventory	$74,000	$103,224
Inventory is adjusted to the lower of cost or net realizable value each quarter. Changes in the value of inventory are recorded within Cost of sales in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. No adjustments were recorded during the three and six months ended June 30, 2025 and 2024.
10. Prepaid expenses and other current assets
As of June 30, 2025 and December 31, 2024, prepaid expenses and other current assets consisted of the following:

	June 30, 2025	December 31, 2024
Prepaid expenses	$24,425	$28,667
Recoverable taxes	123,298	98,101
Contract assets (Note 5)	31,662	44,902
Due from affiliates	3,349	2,627
Proceeds held in escrow (Note 4)	79,192	—
Derivative asset	515	19,807
Other current assets	55,246	11,392
Total prepaid expenses and other current assets, net	$317,687	$205,496
Other current assets as of June 30, 2025 and December 31, 2024 primarily consists of deposits.

11. Construction in progress
The Company’s construction in progress activity during the six months ended June 30, 2025 is detailed below:

June 30, 2025
Construction in progress as of December 31, 2024	$3,574,389
Additions	519,618
Asset impairment expense (Note 13)	(111,640)
Impact of currency translation adjustment	158,812
Assets placed in service	(66,954)
Dispositions (Note 4)	(1,934)
Construction in progress as of June 30, 2025	$4,072,291
Interest expense of $136,641 and $215,039, inclusive of amortized debt issuance costs, was capitalized for the six months ended June 30, 2025 and 2024, respectively.
The Company has significant development activities in Latin America. The successful completion of these development projects is subject to various risks, such as obtaining government approvals, identifying suitable sites, securing financing and permitting, and ensuring contract compliance.
12. Property, plant and equipment, net
As of June 30, 2025 and December 31, 2024, the Company’s property, plant and equipment, net consisted of the following:

	June 30, 2025	December 31, 2024
LNG liquefaction facilities	$3,269,659	$3,316,504
Vessels	1,677,735	1,575,299
Terminal and power plant equipment	419,744	630,822
Gas pipelines	291,355	323,196
Power facilities	157,219	283,470
ISO containers and other equipment	46,596	66,766
Land	56,971	51,897
Leasehold improvements	48,861	49,862
Accumulated depreciation	(428,239)	(455,009)
Total property, plant and equipment, net	$5,539,901	$5,842,807
LNG liquefaction facilities includes the Company's first Fast LNG project, which was placed into service in the fourth quarter of 2024.
The book value of the vessels that was recognized due to the failed sale leaseback in the Energos Formation Transaction as of June 30, 2025 and December 31, 2024 was $1,328,343 and $1,272,334, respectively.
Depreciation expense for the three months ended June 30, 2025 and 2024 totaled $56,431 and $33,626, respectively, of which $8,314 and $235, respectively, is included within Cost of sales in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. Depreciation expense for the six months ended June 30, 2025 and 2024 totaled $116,046 and $78,151, respectively, of which $18,715 and $495, respectively, is included within Cost of sales in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

13. Impairment of long-lived assets

The Company performs a recoverability assessment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
Due to the goodwill impairment triggering event identified in May 2025 (Note 14), the Company performed a recoverability test of its long-lived assets, including ROU assets and definite lived intangible assets. This analysis uses estimated undiscounted cash flow projects expected to be generated over the remaining useful life of the primary asset of the asset group at the lowest level with identifiable cash flows that are independent of other assets. Based on the recoverability tests performed, the Company recorded an impairment charge of $117,311 in the Terminals and Infrastructure segment, primarily relating to the Lakach deepwater project in the amount of $47,294, and the development project in Pennsylvania in the amount of $48,155. The Company has determined that it was not probable that it would pursue development of the Lakach deepwater project, and after this impairment, there are no longer any costs capitalized for this project. In testing the recoverability of the capitalized costs for the development project in Pennsylvania, the Company used a range of possible outcomes (which included using the land for a potential data center project) and concluded that the asset group was not recoverable. Accordingly, the Company recognized an impairment charge to reduce the carrying value of the asset group to its estimated fair value. The determination of the estimated fair value of the asset group used analyses obtained from independent third-party valuation specialists based on market observable inputs, representing Level 2 assets determined based on Level 2 inputs. We determined that, other than the impairments outlined above, (1) the Company's remaining long-lived assets, including ROU assets and definite lived intangible assets, were recoverable and (2) no adjustments to the remaining useful lives were necessary. There were no material impairment charges during the three months ended March 31, 2025 or the three and six months ended June 30, 2024.
The Company measures fair value of certain assets on a non-recurring basis when GAAP requires the application of fair value, including events or changes in circumstances that indicate that carrying amounts of assets may not be recoverable. Assets subject to these measurements include goodwill (Note 14), intangible assets, property, plant and equipment and leased assets. We record such assets at fair value when it is determined the carrying value may not be recoverable. Depending on the underlying nature of the asset group, fair value measurements for assets subject to impairment tests are determined using a market approach, which uses Level 2 input, including quoted prices for similar assets or market corroborated inputs; or an income approach, which uses Level 3 inputs, including assumptions as to future cash flows from operations of the underlying assets.
14. Goodwill and intangible assets
Goodwill
The Company reviews the carrying values of goodwill at least annually to assess impairment since these assets are not amortized. An annual impairment assessment is conducted as of October 1st of each year. Additionally, the Company reviews the carrying value of goodwill whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.
During the three months ended June 30, 2025, the Company identified an interim impairment triggering event due to the significant decline in the Company's stock price. Using level 3 inputs, the Company performed a quantitative assessment of each of the reporting units using the income approach, specifically a discounted cash flow method. This method requires us to apply significant assumptions and unobservable inputs, including projected EBITDA, weighted average cost of capital ("WACC") (and estimates included in the WACC) and terminal growth rate. Based on the impairment assessment, the Company recorded an impairment charge in the Terminals and Infrastructure reporting unit primarily as a result of (i) the significant increase in the WACC which reflected a higher company specific risk premium, and (ii) a reduction in forecasted cash flows following changes in customer revenue projections and the timing of completion of development projects.
Below is a summary of the changes in the carrying value of goodwill by reportable segment for the six months ended June 30, 2025:

	Terminals and infrastructure	Ships	Total
Balance as of December 31, 2024	$750,412	$15,938	$766,350
Adjustments	16,380	—	16,380
Divestitures (1)	(184,620)	—	(184,620)
Impairment losses	(582,172)	—	(582,172)
Balance as of June 30, 2025	$—	$15,938	$15,938
(1) Upon classification of the Jamaica Business as held for sale on March 31, 2025, the Company allocated $172,094 of goodwill from the Terminals and Infrastructure reporting unit to include in the carrying value of the disposal group on a relative fair value basis. On May 14, 2025, the Company allocated $12,526 of additional goodwill to the Jamaica Business and subsequently derecognized the allocated goodwill with the assets and liabilities of the Jamaica Business (See Note 4).
Intangible assets
The following tables summarize the composition of intangible assets as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Weighted Average Life
Definite-lived intangible assets
Acquired capacity reserve contract	$162,045	$(10,909)	$(13,685)	$137,451	17
Permits and development rights	61,894	(8,377)	2,001	55,518	34
Easements	660	(132)	—	528	30

Indefinite-lived intangible assets
Easements	1,191	—	64	1,255	n/a
Total intangible assets	$225,790	$(19,418)	$(11,620)	$194,752

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Weighted Average Life
Definite-lived intangible assets
Acquired capacity reserve contract	$162,045	$(5,942)	$(31,301)	$124,802	17
Favorable vessel charter contracts	17,700	(14,942)	—	2,758	4
Permits and development rights	61,894	(6,417)	(5,793)	49,684	34
Easements	1,555	(392)	—	1,163	30

Indefinite-lived intangible assets
Easements	1,191	—	(88)	1,103	n/a
Total intangible assets	$244,385	$(27,693)	$(37,182)	$179,510

Amortization expense for the three months ended June 30, 2025 and 2024 was $4,379 and $3,435, respectively. Amortization expense for the six months ended June 30, 2025 and 2024 was $7,741 and $4,430, respectively.
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
15. Other non-current assets, net

As of June 30, 2025 and December 31, 2024, Other non-current assets, net consisted of the following:

	June 30, 2025	December 31, 2024
Long term receivables	$118,798	$114,677
Cost to fulfill (Note 5)	11,226	20,592
Contract asset, net (Note 5)	11,236	20,270
Financing costs	24,002	57,568
Other	48,984	59,792
Total other non-current assets, net	$214,246	$272,899
In the fourth quarter of 2024, the Company novated an LNG supply contract to a customer. In conjunction with this novation, the Company agreed to guarantee the performance of the LNG supplier (Note 19). In exchange for this guarantee, the Company will receive payments totaling $126,668 from the counterparty. These payments will be made between the third quarter of 2026 through the first quarter of 2028, and the discounted value of the payment stream has been recorded as a long-term receivable of $118,798 and $114,677 as of June 30, 2025 and December 31, 2024, respectively.
Financing costs includes deferred costs associated with the Company's Revolving Facility. Other non-current assets includes the development costs for hosted software products, proceeds held in escrow from the sale of the Jamaica Business (Note 4), and investments in equity securities, which includes investments without a readily determinable fair value of $8,678 as of both June 30, 2025 and December 31, 2024. The Company has not recognized any gains or losses in the value of these investments during 2025.
16. Accrued liabilities
As of June 30, 2025 and December 31, 2024, Accrued liabilities consisted of the following:

	June 30, 2025	December 31, 2024
Accrued development costs	$48,626	$113,193
Accrued interest	121,601	84,566
Accrued bonuses	25,915	37,415
Accrued inventory	846	93,319
Other accrued expenses	56,055	62,866
Total accrued liabilities	$253,043	$391,359

17. Other current liabilities
As of June 30, 2025 and December 31, 2024, Other current liabilities consisted of the following:

	June 30, 2025	December 31, 2024
Derivative liabilities	$38,555	$29,417
Contract liabilities (Note 5)	12,536	14,415
Income tax payable	19,300	88,607
Due to affiliates	4,168	11,530
Other current liabilities	34,248	30,860
Total other current liabilities	$108,807	$174,829

18. Debt
As of June 30, 2025 and December 31, 2024, debt consisted of the following:

	June 30, 2025	December 31, 2024
Corporate debt
Senior Secured Notes, due November 2029	$2,726,074	$2,728,269
Senior Secured Notes, due September 2026	509,454	509,022
Senior Secured Notes, due March 2029	234,020	233,789
Revolving Facility	710,400	1,000,000
Term Loan B, due October 2028	1,155,204	776,353
Term Loan A, due July 2027	275,573	321,573
Short-term Borrowings	159,730	179,890
Sale leaseback financing
Vessel Financing Obligation, due August 2042	1,366,050	1,366,293
Tugboat Financing, due December 2038	45,980	46,224
Asset level financing
PortoCem Debentures, due September 2040	847,587	729,259
BNDES Term Loan, due October 2045	362,684	350,525
Brazil Financing Notes, due August 2029	357,068	—
Turbine Financing, due July 2027	138,175	142,549
EB-5 Loan, due July 2028	98,820	98,647
South Power 2029 Bonds, due May 2029	—	217,871
Barcarena Debentures, due October 2028	—	194,571
Total debt	$8,986,819	$8,894,835
Current portion of long-term debt	$1,181,559	$539,132
Long-term debt	7,805,260	8,355,703
Long-term debt is recorded at amortized cost on the Condensed Consolidated Balance Sheets. The fair value of the Company's long-term debt was $5,785,322 and $9,087,890 as of June 30, 2025 and December 31, 2024, respectively, and is classified as Level 2 within the fair value hierarchy. The Company's debt arrangements include cross-acceleration clauses whereby events of default under an individual debt agreement can lead to acceleration of principal under other debt arrangements.
The terms of the Company's debt instruments have been described in the Annual Report on Form 10-K. Significant changes to the Company's outstanding debt are described below.

Revolving Facility
In May 2025, the Company entered into an amendment to the Revolving Facility to, among other things, (i) provide for a covenant holiday with respect to the consolidated first lien debt ratio and fixed charge coverage ratio contained therein for the fiscal quarter ending June 30, 2025, (ii) permit $270,000 of proceeds from the sale of the Jamaica Business to be used to prepay and terminate a portion of loans and commitments currently outstanding and otherwise not require the proceeds of the sale of the Jamaica Business to be used to prepay loans and commitments, (iii) provide that the asset sale sweep mandatory prepayment will no longer apply once aggregate commitments are reduced to $550,000 and (iv) restrict the Company from prepaying the 2026 Notes in excess of $200,000 other than to avoid springing maturities unless any such prepayment is made using proceeds from refinancing indebtedness or capital contributions.
In May 2025, the Company repaid $270,000 of outstanding balance under the Revolving Facility which permanently reduced the borrowing capacity to $730,000. As a result, the Company recognized a Loss on extinguishment of debt, net of $10,634 in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income representing write-off of unamortized deferred financing costs. As of June 30, 2025, total remaining unamortized deferred financing costs for the Revolving Facility were $24,002.
Additionally, the Company has issued letters of credit of $19,533 in the second quarter of 2025, and including the outstanding letters of credit, the Company has fully utilized the borrowing capacity of $729,933 as of June 30, 2025.
The Company does not expect to be in compliance with the consolidated first lien debt ratio or the fixed charge coverage ratio in the Revolving Facility for the fiscal quarter ending September 30, 2025. If the Company is not compliance with both of these covenants and this non-compliance is not waived, the lenders have the right to accelerate the repayment of all outstanding balances under the Revolving Facility. At this point, substantially all of the Company’s outstanding indebtedness would be payable on demand.
Letter of Credit Facility
In May 2025, the Company entered into the eighth amendment to the Letter of Credit Agreement (as defined in the Annual Report), to, among other things, (i) provide for a covenant holiday with respect to the consolidated first lien debt ratio and fixed charge coverage ratio contained therein for the fiscal quarter ending June 30, 2025 and (ii) add a covenant limiting the amount of cash the Company can use to repurchase the 2026 Notes, other than payments to avoid springing maturities in respect thereof or with proceeds of certain permitted debt or equity refinancing transactions.
The Company does not expect to be in compliance with the consolidated first lien debt ratio or the fixed charge coverage ratio in the Letter of Credit Facility for the fiscal quarter ending September 30, 2025. If the Company is not in compliance with both of these covenants and this non-compliance is not waived, the lenders have the right to require 102% cash collateralization of all letters of credit outstanding under the Letter of Credit Facility. If the Company does not adequately collateralize the outstanding letters of credit, certain of the Company’s outstanding indebtedness would be payable on demand.
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
The amendment was accounted for as a modification, and fees paid to lenders of $20,000 were deferred and will be amortized over the remaining life of the Term Loan B Credit Agreement. The additional third party costs associated with the amendment of $2,880 were recognized as expense in Transaction and integration costs in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. As of June 30, 2025, total remaining unamortized deferred financing costs, including the unamortized original issue discount, for the Term Loan B was $114,055. In connection with the amendment, all unused term loan commitments under the Term Loan A Credit Agreement were terminated.
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
In May 2025, the Company entered into an additional amendment to the Term Loan A Credit Agreement, which, among other things, (i) requires $55,000 of proceeds from the sale of the Jamaica Business to be used to prepay a portion of loans currently outstanding; (ii) increases the applicable margin to 6.70% for SOFR loans and 5.70% for Base Rate Loans and implement a Term SOFR floor of 4.30% for the initial term loans and a base rate minimum of 5.30%; (iii) requires the Company to make mandatory prepayments with 12.5% of proceeds of a $659,000 request for equitable adjustment and any other proceeds related to the early termination of contracts associated with the grid stabilization project in Puerto Rico, if and when such proceeds are received. Additionally, this amendment amends certain of the financial covenants, whereby the consolidated first lien debt ratio cannot exceed (i) 6.75 to 1.00, for the fiscal quarter ending September 30, 2025, (ii) 6.50 to 1.00, for the fiscal quarter ending December 31, 2025, (iii) 7.25 to 1.00, for the fiscal quarters ending March 31, 2026 and September 30, 2026 and (iv) 6.75 to 1.00, for the fiscal quarter ending December 31, 2026 and each fiscal quarter thereafter. The amendment added a fixed charge coverage ratio covenant and removed the debt to total capitalization covenant. The Company cannot permit the fixed charge coverage ratio for the Company and its restricted subsidiaries to be less than or equal to 1.00 to 1.00 for the fiscal quarter ending September 30, 2025 and each fiscal quarter thereafter. The first lien debt ratio and the fixed charge coverage ratio covenants were waived for the fiscal quarter ended June 30, 2025.
The Company does not expect to be in compliance with the consolidated first lien debt ratio or the fixed charge coverage ratio for the fiscal quarter ending September 30, 2025. If the Company is not compliance with both of these covenants and this non-compliance is not waived, the lenders have the right to accelerate the repayment of the remaining outstanding principal under the Term Loan A. At this point, substantially all of the Company’s outstanding indebtedness would be payable on demand.
In May 2025, the Company repaid $55,000 of the Term Loan A Credit Agreement using proceeds from the sale of the Jamaica Business (Note 4). This repayment was recognized as a partial extinguishment of debt, and a portion of unamortized deferred financing costs of $3,806 were written off within Loss on extinguishment of debt, net in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. As of June 30, 2025, total remaining unamortized deferred financing costs and debt discount reducing the principal were $19,426.
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
The repayment of the Barcarena Debentures was evaluated on a creditor-by-creditor basis to determine whether the transaction should be accounted for as a modification or extinguishment of debt. As a result of this evaluation, a portion of the repayment was determined to be an extinguishment of debt and, therefore, the Company recorded a debt extinguishment loss of $392 to write off a pro-rata amount of unamortized issuance costs. A portion of the repayment was treated as modification, and fees and unamortized issuance costs amounted to $3,484 that were attributable to the lender that participated in both the Barcarena Debentures and the Brazil Financing Notes will be amortized over the life of the Brazil Financing Notes. The additional third-party fees associated with the Brazil Financing Notes of $4,171 were recognized as expense in Transaction and integration costs in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. As of June 30, 2025, total remaining unamortized deferred financing costs, including the unamortized original issue discount, for the Brazil Financing Notes were $10,868.
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
On June 5, 2025, the Company received an additional downgrade of its credit rating, which triggered an additional non-automatic event of early maturity under the PortoCem Debenture. On June 26, 2025, the debenture holders unanimously permanently waived their ability to declare an early maturity event due to this credit ratings downgrade. No additional collateral was required; however, the Company was required to provide $50,000 of the previously required bank guarantee on or before July 7, 2025. The remaining $79,100 bank guarantee was due on or before August 17, 2025. Additionally, the debenture holders agreed to amend the debenture agreement to suspend the provision that allows for a non-automatic early maturity event upon certain downgrades of the Company’s credit rating through August 30, 2026.
The Company provided the required $50,000 bank guarantee on July 9, 2025, subsequent to the required deadline of July 7, 2025. On August 7, 2025 the debenture holders unanimously waived their ability to declare an early maturity event due to the failure to timely meet this condition in the previous waiver. Additionally, the Company did not provide the required $79,100 bank guarantee by the deadline, and is currently in discussions with the debenture holders to delay or eliminate this requirement. As the required $79,100 bank guarantee has not been delayed or eliminated and was not provided on or before August 17, 2025, a majority of debenture holders have the right to call for a meeting of holders and declare an event of early maturity. If the debenture holders exercise their right to declare an early maturity, substantially all of the Company’s outstanding indebtedness would be payable on demand.
South Power 2029 Bonds
On May 14, 2025, the Company completed the sale of the Jamaica Business. In conjunction with closing, the Company repurchased all outstanding South Power Bonds for $227,157, including a 1.0% prepayment penalty and accrued interest. The Company recognized a Loss on extinguishment of debt, net of $5,880 in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
Interest expense

Interest and related amortization of debt issuance costs, premiums and discounts recognized during major development and construction projects are capitalized and included in the cost of the project. Interest expense, net of amounts capitalized, recognized for the three and six months ended June 30, 2025 and 2024 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest per contractual rates	$209,544	$128,998	$423,258	$252,416
Interest expense on Vessel Financing Obligation	45,064	49,428	90,304	98,515
Amortization of debt issuance costs, premiums and discounts	14,246	12,676	43,014	21,129
Interest expense incurred on finance lease obligations	77	124	167	722
Total interest costs	$268,931	$191,226	$556,743	$372,782
Capitalized interest	62,523	110,827	136,641	215,039
Total interest expense	$206,408	$80,399	$420,102	$157,743
Interest expense on the Vessel Financing Obligation includes non-cash expense of $21,065 and $43,245 for the three and six months ended June 30, 2025, respectively, and $30,694 and $63,887 for the three and six months ended June 30, 2024, respectively, related to payments received by Energos from third-party charterers.
19. Other Long-Term Liabilities
As of June 30, 2025 and December 31, 2024, Other long-term liabilities consisted of the following:

	June 30, 2025	December 31, 2024
Guarantee liability	$118,798	$115,359
Derivative liabilities	5,267	24,364
Contract liability (Note 5)	10,500	11,750
Accrued interest	5,770	9,398
Other	13,804	5,487
Total other long-term liabilities	$154,139	$166,358
In the fourth quarter of 2024, the Company novated an LNG supply contract to a customer. In conjunction with this novation, the Company agreed to guarantee the performance of the LNG supplier, and in exchange for this guarantee, the customer will make payments to the Company between the third quarter of 2026 through the first quarter of 2028 totaling $126,668 (Note 15).
20. Income Taxes
The effective tax rate for the three months ended June 30, 2025 was 0.2% compared to (4.1)% for the three months ended June 30, 2024. The total tax benefit for the three months ended June 30, 2025 was $967 compared to a provision of $3,435 for the three months ended June 30, 2024. The effective tax rate for the six months ended June 30, 2025 was (3.8)% compared to (488.4)% for the six months ended June 30, 2024. The total tax provision for the six months ended June 30, 2025 was $27,703 compared to a provision of $25,059 for the six months ended June 30, 2024. The Company recognized a tax provision on year-to-date pre-tax losses principally from changes in valuation allowances, expected taxes due on the gain on sale of the Jamaica Business, and taxation of foreign earnings including estimated tax liabilities under the Pillar Two framework.
On July 4, 2025, the One Big Beautiful Bill Act "OBBBA" was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment of certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing its impact on our consolidated financial statements and tax provision.
The Organization for Economic Cooperation and Development (OECD) released the Pillar Two model rules to reform international corporate taxation that aim to ensure that applicable multinationals pay a minimum global effective tax rate of 15%. The rules are passed into national legislation based on each country's approach, and some countries already enacted or substantively enacted the rules. The Company continuously evaluates these developments and the potential impact of the Pillar Two framework. For the fiscal year 2025, the Company is not expected to meet certain transitional safe harbors. As a result, the Company may be subject to Pillar Two tax obligations which would increase the Company's total tax expense. Tax expense from Pillar Two is recorded as a period cost, the estimate of which has been included in the Company's estimated annual effective tax rate for the three and six months ended June 30, 2025.
21. Commitments and contingencies
The Company is subject to certain legal and regulatory proceedings, claims and disputes that arise in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
In the first quarter of 2025 Alunorte Alumina do Norte do Brasil S.A. ("Alunorte") initiated arbitration proceedings at the International Chamber of Commerce (“ICC”). Alunorte claims it is owed damages for alleged delays by the Company to supply gas at the Barcarena Facility and is claiming damages up to BRL 375.7 million ($68.9 million using exchange rates as of June 30, 2025). The Company believes Alunorte’s claims are without merit and not supported by the contract between the parties, and as a result the Company plans to vigorously defend itself in these proceedings. However,  due to the inherent difficulty in predicting the outcome of arbitration, the amount of any potential loss is uncertain. The Company has not accrued any potential losses as of June 30, 2025.
22. Earnings per share

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic
Numerator:
Net (loss) income	$(556,827)	$(86,860)	$(754,200)	$(30,190)
Net (income) loss attributable to non-controlling interests	2,196	(1,994)	(12)	(4,583)
Convertible preferred stock dividend	(446)	(1,190)	(994)	(1,332)
Net income attributable to Class A common stock	$(555,077)	$(90,044)	$(755,206)	$(36,105)

Denominator:
Weighted-average shares - basic	274,371,636	205,070,756	273,996,219	205,066,362
Net income per share - basic	$(2.02)	$(0.44)	$(2.76)	$(0.18)

Diluted
Numerator:
Net (loss) income	$(556,827)	(86,860)	(754,200)	(30,190)
Net (income) attributable to non-controlling interests	2,196	(1,994)	(12)	(4,583)
Convertible preferred stock dividend	(446)	(1,190)	(994)	(1,332)
Adjustments attributable to dilutive securities	—	(1,018)	—	(1,768)
Net income attributable to Class A common stock	$(555,077)	$(91,062)	$(755,206)	$(37,873)

Denominator:
Weighted-average shares - diluted	274,371,636	205,851,364	273,996,219	205,846,970
Net income per share - diluted	$(2.02)	$(0.44)	$(2.76)	$(0.18)

The following table presents potentially dilutive securities excluded from the computation of diluted net income per share for the periods presented because its effects would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Series A convertible preferred stock(1)	—	96,746	—	96,746
Series B convertible preferred stock(1)	36,746	—	36,746	—
Equity Agreement shares(2)	4,923,432	—	4,923,432	—
Unvested RSUs	—	—	—	1,557,599
Total	4,960,178	96,746	4,960,178	1,654,345

(1) Represents the number of unconverted Series A and Series B convertible preferred shares as of June 30, 2025 and June 30, 2024, respectively.
(2) Represents Class A common stock that would be issued in relation to an agreement to issue shares executed in conjunction with a prior year asset acquisition.
23. Redeemable preferred stock and stockholder's equity
Redeemable preferred stock
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
Dividends
Holders of Series B Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 4.8% per annum, which is payable quarterly in arrears. If the Company does not declare and pay a dividend, the dividend rate will increase to 9.8%

per annum until all accrued but unpaid dividends have been paid in full. The Company accrued dividends of $446 and $994 on the Series B Convertible Preferred Stock during the three and six months ended June 30, 2025, respectively. The Company accrued dividends on the Series A Convertible Preferred Stock of $1,190 and $1,332 for the three and six months ended June 30, 2024, respectively. The amount of unpaid cumulative dividends was $446 as of June 30, 2025.
The Company did not declare a dividend on its Class A common stock during the three and six months ended June 30, 2025. Under certain intercompany agreements entered into in conjunction with the Refinancing Transactions completed in the fourth quarter of 2024, New Fortress Energy Inc. is no longer permitted to pay dividends to shareholders. The Company declared and paid quarterly dividends on its Class A common stock totaling $20,507 during the three months ended June 30, 2024, representing $0.10 per Class A share. The Company declared and paid dividends of $41,010 during the six months ended June 30, 2024, representing $0.10 per Class A share.
During the three months and six months ended June 30, 2025, the Company declared dividends of $— and $3,019 to holders of Golar LNG Partners LP's ("GMLP") 8.75% Series A Cumulative Redeemable Preferred Units (“GMLP Preferred Units”), respectively. During the three and six months ended June 30, 2024, the Company declared dividends of $3,019 and $6,038 to holders of the GMLP Series A Preferred Units, respectively. The amount of unpaid cumulative dividends is $3,019 as of June 30, 2025. As these equity interests have been issued by the Company’s consolidated subsidiaries, the value of the GMLP Preferred Units is recognized as non-controlling interest in the condensed consolidated financial statements.
24. Share-based compensation
The Company has granted restricted stock units ("RSUs") to select officers, employees and certain non-employees under the Incentive Plan (as defined in the Annual Report). The fair value of RSUs on the grant date is estimated based on the closing price of the underlying shares on the grant date. The following table summarizes the RSU activity for the six months ended June 30, 2025:

	Restricted Stock Units	Weighted-average grant date fair value per share
Non-vested RSUs as of December 31, 2024	1,579,802	$32.60
Granted	—	—
Vested	(795,088)	32.60
Forfeited	(488,242)	32.66
Non-vested RSUs as of June 30, 2025	296,472	$32.66
The non-vested RSUs vest over periods from 10 months to approximately two years following the grant date. The weighted-average remaining vesting period of non-vested RSUs totaled 0.51 years as of June 30, 2025.
For the three and six months ended June 30, 2025 and 2024, the Company recognized compensation costs associated with equity awards in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operations and maintenance	$14	$82	$36	$99
Selling, general and administrative	5,236	19,982	4,985	25,213
Total share-based compensation expense	$5,250	$20,064	$5,021	$25,312
During the three and six months ended June 30, 2025, the Company recognized a reversal of previous compensation expense of $824 and $7,395, respectively, due to the forfeiture of awards upon separation with certain employees. During both the three and six months ended June 30, 2024, the Company recognized a reversal of cumulative compensation expense of $161 for forfeited RSU awards.
During 2024, the Company granted an equity award to certain employees that will settle in shares of a subsidiary owning the Company's Brazilian operations. The grant date fair value of this award was $53,958, and the award contains a service condition that will vest in annual increments through March 31, 2027. Compensation expense of $4,708 and $9,364 for the three and six months ended June 30, 2025 associated with this award is included in the table above. Compensation expense of $2,018 for both the three and six months ended June 30, 2024 associated with this award is included in the table above.
The Company recognizes the income tax benefits resulting from vesting of RSUs in the period of vesting, to the extent the compensation expense has been recognized. As of June 30, 2025, unrecognized compensation costs from non-vested RSUs was $2,734, and unrecognized compensation costs for other equity awards that will settle in shares of a subsidiary owning the Company's Brazilian operations was $33,058.
25. Related party transactions
Management services
Messrs. Edens, chief executive officer and chairman of the Board of Directors, and Nardone, member of the Board of Directors, are currently employed by Fortress Investment Group LLC (“Fortress”). In the ordinary course of business, Fortress, through affiliated entities, charges the Company for administrative and general expenses incurred pursuant to its Administrative Services Agreement (“Administrative Agreement”). The charges under the Administrative Agreement that are attributable to the Company totaled expenses of $382 and a credit of $167 for the three months ended June 30, 2025 and 2024, respectively, and totaled expenses of $500 and $1,808 for the six months ended June 30, 2025 and 2024, respectively. Costs associated with the Administrative Agreement are included within Selling, general and administrative in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. As of June 30, 2025 and December 31, 2024, $489 and $6,755 were due to Fortress, respectively.
In addition to administrative services, Mr. Edens owns an aircraft that we charter from a third party operator for business purposes in the ordinary course of operations. The Company incurred, at aircraft operator rates, charter costs of $146 and $514 for the three months ended June 30, 2025 and 2024, respectively, and $1,098 and $1,084 for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, $197 and $1,146 was due to this affiliate, respectively.
Fortress affiliated entities
The Company provides certain administrative services to related parties including entities affiliated with Fortress. No costs are incurred for such administrative services by the Company as the Company is fully reimbursed for all costs incurred. The Company has subleased a portion of office space to affiliates of entities managed by Fortress, and for the three months ended June 30, 2025 and 2024, $362 and $244 of rent and office related expenses were incurred by these affiliates, respectively. For the six months ended June 30, 2025 and 2024, $689 and $462 of rent and office related expenses were incurred by these affiliates, respectively. As of June 30, 2025 and December 31, 2024, $3,349 and $2,637 were due from affiliates, respectively.
Additionally, an entity formerly affiliated with Fortress and currently owned by Messrs. Edens and Nardone provides certain administrative services to the Company, as well as providing office space under a month-to-month non-exclusive license agreement. In May 2024, this affiliate assigned the office lease to the Company, and after this point, the Company no longer incurs rent expense with this affiliate. The Company incurred rent and administrative expenses of approximately $217 and $900 for the three and six months ended June 30, 2024, respectively. As of June 30, 2025 and December 31, 2024, amounts due to Fortress affiliated entities was $3,614.
Land leases
Prior to the sale of the Company's Miami Facility in the fourth quarter of 2024, the Company leased land from Florida East Coast Industries, LLC (“FECI”), which is controlled by funds managed by an affiliate of Fortress. The Company recognized expense related to the land lease of $134 and $237 during the three and six months ended June 30, 2024, respectively, which was included within Operations and maintenance in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. No amounts are due to FECI as of June 30, 2025 and December 31, 2024.

In September 2023, the Company entered into a lease agreement to lease land from Jefferson Terminal South LLC, which is an indirect, majority-owned subsidiary of a public company which is managed by an affiliate of Fortress. The Company recognized expense related to the land lease of $183 and $366 during the three and six months ended June 30, 2025, respectively, which was included within Operations and maintenance in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. As of June 30, 2025, the Company recorded a right-of-use asset of $3,339 and a lease liability of $4,649 on the Condensed Consolidated Balance Sheets. As of December 31, 2024, the Company recorded a right-of-use asset of $3,530 and a lease liability of $4,474 on the Condensed Consolidated Balance Sheets.
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
In March 2025, the Company entered into an agreement to acquire DevTech's 10% non-controlling interest, and concurrently, terminated the consulting arrangement. A cash payment of $950 was made to DevTech, of which $822 was allocated to the value of the acquired shares of the subsidiary. The Company recognized $0 and $136 in expense related to the consulting arrangement within Selling, general and administrative for the three months ended June 30, 2025 and 2024, respectively, and $0 and $264 for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, $0 and $149 were due to DevTech, respectively.
26. Segments
As of June 30, 2025, the Company operates in two reportable segments: Terminals and Infrastructure and Ships:
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
The table below presents segment information for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other	Consolidated
Statement of operations:
Total revenues	$263,236	$38,456	$301,692	$—	$301,692
Less(1):
Cost of sales(3)	208,852	—	208,852	—	208,852
Vessel operating expenses	1,765	6,291	8,056	—	8,056
Operations and maintenance	59,817	—	59,817	—	59,817
Segment Operating Margin	$(7,198)	$32,165	$24,967	$—	$24,967
Balance sheet:
Total assets	$11,438,183	$519,147	$11,957,330	$—	$11,957,330
Other segmental financial information:
Capital expenditures(2)	$251,863	$—	$251,863	$—	$251,863

	Six Months Ended June 30, 2025
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other	Consolidated
Statement of operations:
Total revenues	$695,163	$77,065	$772,228	$—	$772,228
Less(1):
Cost of sales (3)	511,229	—	511,229	—	511,229
Vessel operating expenses	1,765	13,467	15,232	—	15,232
Operations and maintenance	114,774	—	114,774	—	114,774
Segment Operating Margin	$67,395	$63,598	$130,993	$—	$130,993
Balance sheet:
Total assets	$11,438,183	$519,147	$11,957,330	$—	$11,957,330
Other segmental financial information:
Capital expenditures(2)	$549,231	$—	$549,231	$—	$549,231

	Three Months Ended June 30, 2024
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(4)	Consolidated
Statement of operations:
Total revenues	$385,428	$42,578	$428,006	$—	$428,006
Less(1):
Cost of sales(3)	221,860	—	221,860	—	221,860
Vessel operating expenses	—	8,503	8,503	—	8,503
Operations and maintenance	39,292	—	39,292	—	39,292
Deferred earnings from contracted sales(5)	90,000	—	90,000	(90,000)	—
Segment Operating Margin	$214,276	$34,075	$248,351	$(90,000)	$158,351
Balance sheet:
Total assets	$10,761,090	$647,287	$11,408,377	$—	$11,408,377
Other segmental financial information:
Capital expenditures(2)	$646,558	$—	$646,558	$—	$646,558

	Six Months Ended June 30, 2024
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(4)	Consolidated
Statement of operations:
Total revenues	$1,033,165	$85,162	$1,118,327	$—	$1,118,327
Less(1):
Cost of sales(3)	450,977	—	450,977	—	450,977
Vessel operating expenses	—	16,899	16,899	—	16,899
Operations and maintenance	107,840	—	107,840	—	107,840
Deferred earnings from contracted sales(5)	90,000	—	90,000	(90,000)	—
Segment Operating Margin	$564,348	$68,263	$632,611	$(90,000)	$542,611
Balance sheet:
Total assets	$10,761,090	$647,287	$11,408,377	$—	$11,408,377
Other segmental financial information:
Capital expenditures(2)	$1,130,813	$—	$1,130,813	$—	$1,130,813
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

(4) Consolidation and Other adjusts for the inclusion of deferred earnings from contracted sales of $90,000.
(5) Deferred earnings from contracted sales represent forward sales transactions that were contracted in the second and third quarters of 2024 and prepayment for these sales was received. Revenue has been recognized in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income during the third and fourth quarters of 2024.
Consolidated Segment Operating Margin is defined as net income (loss), adjusted for selling, general and administrative expenses, transaction and integration costs, depreciation and amortization, asset impairment expense, gain (loss) on sale, interest expense, other (income) expense, net, and loss on extinguishment of debt, net, and tax provision.
The following table reconciles Net income, the most comparable financial statement measure, to Consolidated Segment Operating Margin:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of $)	2025	2024	2025	2024
Net loss	$(556,827)	$(86,860)	$(754,200)	$(30,190)
Add:
Selling, general and administrative	57,256	70,578	116,527	141,332
Transaction and integration costs	75,384	1,760	87,315	3,131
Depreciation and amortization	52,870	37,413	105,927	87,904
Asset impairment expense	117,312	4,272	117,558	4,272
Interest expense	206,408	80,399	420,102	157,743
Other (income) expense, net	(56,262)	47,354	(120,199)	66,466
(Gain) loss on sale	(472,699)	—	(472,699)	77,140
Goodwill impairment expense	582,172	—	582,172	—
Loss on extinguishment of debt, net	20,320	—	20,787	9,754
Tax (benefit) provision	(967)	3,435	27,703	25,059
Consolidated Segment Operating Margin	$24,967	$158,351	$130,993	$542,611
27. Subsequent events
Series B Convertible Preferred Stock
On July 9, 2025, the Company notified the holders of the Series B Convertible Preferred Stock of a Change Event as a result of downgrades in the credit rating of the Company's debt, which allowed the holders to require redemption of all outstanding shares by the Company. According to the Repurchase Notices received from the holders, on August 1, 2025, the Company redeemed a total of 36,746 shares through a conversion at a price of $950 per share plus accumulated and unpaid dividend of $761 and issued 10,351,360 shares of Class A common stock, which were delivered on August 1, 2025.

Letter of Credit Facility
On July 2, 2025, the Company entered into a deferral agreement for its Letter of Credit Agreement. The deferral agreement deferred the date on which the Company was required to cash collateralize the letters of credit scheduled that would remain outstanding on or after July 24, 2025, the then-current maturity date (the “Cash Collateralization Requirement”) until July 17, 2025. The Cash Collateralization Requirement was subsequently deferred in a second deferral agreement, dated July 17, 2025, until July 24, 2025.
On July 24, 2025, the Company entered into an extension agreement to its Letter of Credit Agreement. The extension agreement extended the maturity date to July 31, 2025 and deferred the Cash Collateralization Requirement until July 31, 2025. Pursuant to a second extension agreement on July 31, 2025, the then-current maturity date was extended to August 8, 2025 and the Cash Collateralization Requirement was deferred to August 8, 2025.

On August 8, 2025, the Company entered into the ninth amendment to its Letter of Credit Agreement to, among other things, (i) change the facility from uncommitted to committed; (ii) extend the maturity date to November 14, 2025; (iii) add an asset sale sweep prepayment provision; and (iv) make certain changes to fees and pricing. In addition, the commitments were reduced to approximately $195,000 and are automatically reduced on October 5, 2025 to approximately $155,000.
The Company does not expect to be in compliance with the consolidated first lien debt ratio or the fixed change coverage ratio in the Letter of Credit Facility for the fiscal quarter ending September 30, 2025. If the Company is not compliance with these covenants and this non-compliance is not waived, the lenders have the right to require 102% cash collateralization of all letters of credit outstanding under the Letter of Credit Facility. If the Company does not adequately collateralize the outstanding letters of credit, certain of the Company’s outstanding indebtedness would be payable on demand.

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
Our Terminals and Infrastructure segment includes the entire production and delivery chain from natural gas procurement and liquefaction to logistics, shipping, facilities and conversion or development of natural gas-fired power generation. We currently source LNG from long-term supply agreements with third-party suppliers. We placed our first floating liquefaction unit, which we refer to as "Fast LNG" or "FLNG", into service in the fourth quarter of 2024, and we plan to source a portion of our LNG needs from this facility. The Terminals and Infrastructure segment includes all terminal operations in Puerto Rico, Mexico and Brazil, as well as vessels utilized in our terminal or logistics operations. We centrally manage our LNG supply and the deployment of our vessels utilized in our terminal, logistics or sub-charter operations, which allows us to optimally manage our LNG supply and fleet.
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
On May 14, 2025, we completed the sale of our Jamaica business, including operations at the LNG import terminal in Montego Bay, the offshore floating storage and regasification terminal in Old Harbour and the 150 megawatt Combined Heat and Power Plant in Clarendon, along with the associated infrastructure (the "Jamaica Business") receiving net cash proceeds of approximately $678 million, with additional $99 million proceeds held in escrow and to be returned to the Company based on the terms of the sale agreement.

Our Current Operations – Terminals and Infrastructure
Our management team has successfully employed our strategy to secure long-term contracts with significant customers, including the Puerto Rico Electric Power Authority (“PREPA”) and Comisión Federal de Electricidad (“CFE”), Mexico’s power utility, each of which is described in more detail below. Our assets built to service these significant customers have been designed with capacity to service other customers.
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
In March 2024, our contract to provide emergency power services to support the grid stabilization project was terminated, and we completed a series of transactions that included the sale of turbines and related equipment deployed to support the grid stabilization project to PREPA. In March 2024, we were also awarded a gas sale agreement with PREPA to supply up to 80 TBtu annually to PREPA's gas-fired power plants, including to the turbines that were sold to PREPA. The contract initially expired in March 2025. During 2025, the Company and PREPA agreed to a series of short-term extensions of the gas supply agreement while working towards a long-term solution that is in the best interests of both parties and achieves our mutual goal of sustained, efficient power generation for Puerto Rico. The gas supply agreement is currently set to expire on September 12, 2025. There can be no assurances that the long-term gas sale agreement will be executed, and to the extent the Company is not able to execute such an agreement, the Company's future results of operations could be adversely impacted and the impact could be material.
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
In 2023, our wholly-owned subsidiary, Genera PR LLC ("Genera"), was awarded a 10-year contract for the operation and maintenance of PREPA’s thermal generation assets with the goal of reducing costs and improving reliability of power generation in Puerto Rico. The service period under the contract commenced on July 1, 2023, and we receive an annual management fee for the services provided.
La Paz Facility
In the fourth quarter of 2021, we began commercial operations at the Port of Pichilingue in Baja California Sur, Mexico (the “La Paz Facility”). The La Paz Facility also supplies our gas-fired power units located adjacent to the La Paz Facility (the “La Paz Power Plant”) and could have a maximum capacity of up to 135MW of power. We placed the La Paz Power Plant into service in the third quarter of 2023. In the third quarter of 2024, we executed an amendment to the gas sales agreement to multiple CFE power generation facilities in Baja California Sur on a take-or-pay basis that extended the term to 10 years from November 3, 2024, and amended the annual min/max quantities.
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
In August 2024, we acquired 100% of the outstanding equity interest of Usina Termeletrica de Lins S.A. ("Lins"), which owns key rights and permits to develop a natural gas-fired power plant for up to 2.05GW located in the State of São Paulo, within the city limits of Lins. We expect to participate in the power auctions anticipated to occur in 2025 in Brazil, and to the extent that NFE is successful in these auctions, we plan to develop a gas-fired power plant using natural gas from the Santa Catarina Facility.
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
Our Development Projects
Our projects currently under development include our development of a series of modular liquefaction facilities to provide a source of low-cost supply of LNG to customers around the world through our Fast LNG technologies; our LNG terminal (“Barcarena Facility”) and power plants located in Pará, Brazil; our LNG terminal facility and power plant in Puerto Sandino, Nicaragua (“Puerto Sandino Facility”); our LNG terminal and power plant in Ireland (“Ireland Facility”), our first green hydrogen project ("ZeroPark I") and Klondike Digital Infrastructure, our power and data center infrastructure business ("Klondike"). We are also in active discussions to develop projects in multiple regions around the world that may have significant demand for additional power, LNG and natural gas, although there can be no assurance that these discussions will result in additional contracts or that we will be able to achieve our target revenue or results of operations.
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
Lakach
In the second quarter of 2025, we determined that it was no longer probable that we would pursue development of the Lakach deepwater offshore project and recorded an impairment of $47.3 million. No further costs associated with this project are capitalized on our Consolidated Balance Sheets.
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
Recent Developments
On July 2, 2025, we entered into a deferral agreement for our Letter of Credit Agreement. The deferral agreement deferred the date on which we were required to cash collateralize the letters of credit scheduled that would remain outstanding on or after July 24, 2025, the then-current maturity date (the “Cash Collateralization Requirement”) until July 17, 2025. The Cash Collateralization Requirement was subsequently deferred in a second deferral agreement, dated July 17, 2025, until July 24, 2025.
On July 24, 2025, we entered into an extension agreement to our Letter of Credit Agreement. The extension agreement extended the maturity date to July 31, 2025 and deferred the Cash Collateralization Requirement until July 31, 2025. Pursuant to a second extension agreement on July 31, 2025, the then-current maturity date was extended to August 8, 2025 and the Cash Collateralization Requirement was deferred to August 8, 2025.
On August 8, 2025, we entered into the ninth amendment to our Letter of Credit Agreement to, among other things, (i) change the facility from uncommitted to committed; (ii) extend the maturity date to November 14, 2025; (iii) add an asset sale sweep prepayment provision; and (iv) make certain changes to fees and pricing. In addition, the commitments were reduced to approximately $195,000 and are automatically reduced on October 5, 2025 to approximately $155,000.
We do not expect to be in compliance with the consolidated first lien debt ratio or the fixed charge coverage ratio in the Letter of Credit Facility for the fiscal quarter ending September 30, 2025. If we are not compliance with these covenants and this non-compliance is not waived, the lenders have the right to require 102% cash collateralization of all letters of credit outstanding under the Letter of Credit Facility. If we do not adequately collateralize the outstanding letters of credit, certain of our outstanding indebtedness would be payable on demand.
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
Results of Operations – Three Months Ended June 30, 2025 compared to Three Months Ended March 31, 2025 and Six Months Ended June 30, 2025 compared to Six Months Ended June 30, 2024
Performance of our two segments, Terminals and Infrastructure and Ships, is evaluated based on Segment Operating Margin. Segment Operating Margin reconciles to Consolidated Segment Operating Margin as reflected below, which is a non-GAAP measure. We reconcile Consolidated Segment Operating Margin to GAAP Gross margin, inclusive of depreciation and amortization. Consolidated Segment Operating Margin is mathematically equivalent to Revenue minus Cost of sales (excluding depreciation and amortization reflected separately) minus Operations and maintenance minus Vessel operating expenses, each as reported in our financial statements. We believe this non-GAAP measure, as we have defined it, offers a useful supplemental measure of the overall performance of our operating assets in evaluating our profitability in a manner that is consistent with metrics used for management’s evaluation of the overall performance of our operating assets.
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

The tables below present our segment information for the three months ended June 30, 2025 and March 31, 2025, and for the six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended June 30, 2025
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other	Consolidated
Total revenues	$263,236	$38,456	$301,692	$—	$301,692
Cost of sales(1)	208,852	—	208,852	—	208,852
Vessel operating expenses(2)	1,765	6,291	8,056	—	8,056
Operations and maintenance(2)	59,817	—	59,817	—	59,817
Segment Operating Margin	$(7,198)	$32,165	$24,967	$—	$24,967

Three Months Ended June 30, 2025
(in thousands of $)	Consolidated
Gross margin (GAAP)	$(27,903)
Depreciation and amortization	52,870
Consolidated Segment Operating Margin (Non-GAAP)	$24,967

	Three Months Ended March 31, 2025
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(2)	Consolidated
Total revenues	$431,927	$38,609	$470,536	$—	$470,536
Cost of sales(1)	302,377	—	302,377	—	302,377
Vessel operating expenses(2)	—	7,176	7,176	—	7,176
Operations and maintenance(2)	54,957	—	54,957	—	54,957
Segment Operating Margin	$74,593	$31,433	$106,026	$—	$106,026

Three Months Ended March 31, 2025
(in thousands of $)	Consolidated
Gross margin (GAAP)	$52,969
Depreciation and amortization	53,057
Consolidated Segment Operating Margin (Non-GAAP)	$106,026

	Six Months Ended June 30, 2025
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other	Consolidated
Total revenues	$695,163	$77,065	$772,228	$—	$772,228
Cost of sales(1)	511,229	—	511,229	—	511,229
Vessel operating expenses(2)	1,765	13,467	15,232	—	15,232
Operations and maintenance(2)	114,774	—	114,774	—	114,774
Segment Operating Margin	$67,395	$63,598	$130,993	$—	$130,993

Six Months Ended June 30, 2025
(in thousands of $)	Consolidated
Gross margin (GAAP)	$25,066
Depreciation and amortization	105,927
Consolidated Segment Operating Margin (Non-GAAP)	$130,993

	Six Months Ended June 30, 2024
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(3)	Consolidated
Total revenues	$1,033,165	$85,162	$1,118,327	$—	$1,118,327
Cost of sales(1)	450,977	—	450,977	—	450,977
Vessel operating expenses(2)	—	16,899	16,899	—	16,899
Operations and maintenance(2)	107,840	—	107,840	—	107,840
Deferred earnings from contracted sales(3)	90,000	—	90,000	(90,000)	—
Segment Operating Margin	$564,348	$68,263	$632,611	$(90,000)	$542,611

Six Months Ended June 30, 2024
(in thousands of $)	Consolidated
Gross margin (GAAP)	$454,707
Depreciation and amortization	87,904
Consolidated Segment Operating Margin (Non-GAAP)	$542,611

(1) Cost of sales is presented exclusive of costs included in Depreciation and amortization in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

(2) Operations and maintenance and Vessel operating expenses are directly attributable to revenue-producing activities of our terminals and vessels and are included in the calculation of Gross margin defined under GAAP.

(3) Deferred earnings from contracted sales represent forward sales transactions that were contracted in the second quarter of 2024 and prepayment for these sales was received. Revenue has been recognized in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income during the third and fourth quarters of 2024.

Terminals and Infrastructure Segment

	Three Months Ended
(in thousands of $)	June 30, 2025	March 31, 2025	Change
Total revenues	$263,236	$431,927	$(168,691)
Cost of sales (exclusive of depreciation and amortization)	208,852	302,377	(93,525)
Vessel operating expenses	1,765	—	1,765
Operations and maintenance	59,817	54,957	4,860
Segment Operating Margin	$(7,198)	$74,593	$(81,791)

	Six Months Ended,
(in thousands of $)	June 30, 2025	June 30, 2024	Change
Total revenues	$695,163	$1,033,165	$(338,002)
Cost of sales (exclusive of depreciation and amortization)	511,229	450,977	60,252
Vessel operating expenses	1,765	—	1,765
Operations and maintenance	114,774	107,840	6,934
Deferred earnings from contracted sales	—	90,000	(90,000)
Segment Operating Margin	$67,395	$564,348	$(496,953)
Total revenue
Total revenue for the Terminals and Infrastructure Segment decreased by $168.7 million for the three months ended June 30, 2025 as compared to the three months ended March 31, 2025, and total revenue for the Terminals and Infrastructure Segment decreased by $338.0 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.
The decrease in revenue in the second quarter of 2025 when compared to the first quarter of 2025 was primarily attributable to lower cargo sales. The reduction in volumes delivered due to the sale of our Jamaica Business in May 2025 was partially offset by increase in volumes delivered at our San Juan Facility and La Paz Facility.
•We recognized $24.3 million of revenue from cargos sales for the three months ended June 30, 2025 as compared to $182.7 million for the three months ended March 31, 2025, as we were able to utilize all volumes under our supply contracts in our downstream terminal operations.
•We delivered 3.0 TBtu from our Montego Bay Facility and Old Harbour Facility prior to the sale of our Jamaica Business in May 2025, compared to 6.4 TBtu during the three months ended March 31, 2025. The volumes delivered to our customers from our San Juan Facility and La Paz Facility together increased from 7.4 TBtu in the first quarter of 2025 to 11.2 TBtu in the second quarter of 2025.
•The average Henry Hub index pricing used to invoice our downstream customers decreased by 6% for the three months ended June 30, 2025 as compared to the three months ended March 31, 2025.
The decrease in revenue in the first half of 2025 when compared to the first half of 2024 was primarily attributable to the termination of the grid stabilization project in the first quarter of 2024 and the sale of our Jamaica Business in May 2025.
•For the six months ended June 30, 2025, volumes delivered to downstream customers were 28.0 TBtu as compared to 42.1 TBtu for the six months ended June 30, 2024.
•The higher volumes in the first half of 2024 were primarily attributable to additional sales in Puerto Rico from our grid stabilization project. Our customer terminated the grid stabilization project in the first quarter of 2024. Additionally, PREPA's San Juan Facility was undergoing repairs and maintenance in the first quarter of 2025, further decreasing volumes sold in Puerto Rico in the current year.

•We delivered 9.4 TBtu from our Montego Bay Facility and Old Harbour Facility for the six months ended June 30, 2025, compared to 13.3 TBtu during the six months ended June 30, 2024. The lower volumes during the first half of 2025 were primarily due to maintenance at these facilities during the first quarter and sale of the Jamaica Business in May 2025.
The decrease in revenue for the six months ended June 30, 2025 was partially offset by an increase due to the following:
•Revenue from cargos sales was $207.0 million for the six months ended June 30, 2025, as compared to $24.5 million for the six months ended June 30, 2024.
•The average Henry Hub index pricing used to invoice our downstream customers increased by 72% for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.
•During the six months ended June 30, 2024, our subsidiary Genera, recognized $32.0 million of incentive fee revenue from providing operations and maintenance services. The Company has not recognized any incentive fee revenue for the six months ended June 30, 2025.
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
Cost of sales decreased by $93.5 million for the three months ended June 30, 2025 as compared to the three months ended March 31, 2025, primarily driven by lower costs incurred for cargo sales.
•During the three months ended June 30, 2025, we incurred $15.7 million of cargo sales costs as compared to $103.8 million for the three months ended March 31, 2025.
•We delivered slightly higher volumes of LNG to our downstream customers of 14.2 TBtu in the second quarter of 2025, compared to 13.8 TBtu in the first quarter of 2025. The weighted average cost of gas purchased decreased from $9.57 per MMBtu for the three months ended March 31, 2025 to $8.84 per MMBtu for the three months ended June 30, 2025.
•Vessel costs decreased by $5.6 million during the three months ended June 30, 2025 compared to the three months ended March 31, 2025. The vessel costs were lower in the second quarter as charter for vessels related to our Jamaica Business were assigned to the buyer.
Cost of sales increased by $60.3 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, which was attributable to the following:
•In the first half of 2025, we incurred $119.5 million of cargo sales costs, compared to $12.8 million incurred in the first half of 2024.
The increase in cargo sales costs were offset by the following:
•We delivered 33% lower volumes to our customers during the first half of 2025, principally due to the sale of our Jamaica Business and downtime for repairs and maintenance at our San Juan Facility. The cost of gas purchased decreased by $38.3 million from $251.5 million during the six months ended June 30, 2024 to $213.2 million during the three months ended June 30, 2025.
•We recognized lower payroll and other operating costs of $42.2 million to provide services under Genera's operations and maintenance contract for the six months ended June 30, 2025 compared to $47.6 million for the six months ended June 30, 2024; these costs are passed onto PREPA.

The weighted-average cost of our LNG inventory balance to be used in our operations as of June 30, 2025 and December 31, 2024 was $9.35 per MMBtu and $6.90 per MMBtu, respectively.
Vessel operating expenses
Vessel operating expenses of $1.8 million incurred during the three and six months ended June 30, 2025 relate to direct costs such as crewing, repairs and maintenance, insurance, stores, lube oils, communication expenses, management fees associated with operating a vessel. No such costs were incurred in this segment in 2024.
Operations and maintenance
Operations and maintenance includes costs of operating our facilities, exclusive of costs to convert that are reflected in Cost of sales.
Operations and maintenance increased by $4.9 million for the three months ended June 30, 2025 as compared to the three months ended March 31, 2025. The increase was primarily attributable to maintenance, port and logistics and other costs incurred for operating our San Juan Facility, La Paz Facility and our Fast LNG unit. The increase was partially offset by a decrease in costs due to the sale of our Jamaica Business in May 2025.
Operations and maintenance increased by $6.9 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increase is primarily due to costs incurred at our Fast LNG unit and the Santa Catarina Facility that were placed into service at the end of 2024. In the first quarter of 2024, our grid stabilization contract was terminated and assets related to the project were sold to PREPA, resulting in a reduction in costs incurred at our San Juan Facility.
Ships Segment

	Three Months Ended,
(in thousands of $)	June 30, 2025	March 31, 2025	Change
Total revenues	$38,456	$38,609	$(153)
Vessel operating expenses	6,291	7,176	(885)
Segment Operating Margin	$32,165	$31,433	$732

	Six Months Ended,
(in thousands of $)	June 30, 2025	June 30, 2024	Change
Total revenues	$77,065	$85,162	$(8,097)
Vessel operating expenses	13,467	16,899	(3,432)
Segment Operating Margin	$63,598	$68,263	$(4,665)
Revenue in the Ships segment is comprised of operating lease revenue under time charters, fees for positioning and repositioning vessels as well as the reimbursement of certain vessel operating costs. As of June 30, 2025, three vessels included in the Energos Formation Transaction were leased to customers under long-term arrangements and are included in this segment.
Total revenue
Total revenue for the Ships segment decreased $0.2 million for the three months ended June 30, 2025 as compared to the three months ended March 31, 2025. Total revenue for the Ships segment decreased by $8.1 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. Subsequent to the Energos Formation Transaction, we continue to be, for accounting purposes, the owner of certain vessels included in the transaction, and as such, we continue to recognize revenue from the charter of these vessels to third parties. The third-party charter of the vessels Energos Winter and Energos Maria ended during the third and fourth quarter of 2024, respectively, and we are using the vessel at our terminal operations, resulting in a decrease in the vessel charter revenue.

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
Vessel operating expenses decreased $0.9 million for the three months ended June 30, 2025 as compared to the three months ended March 31, 2025. Vessel operating expenses decreased $3.4 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. As discussed above, the vessel operating costs were lower as the vessels Energos Winter and Energos Maria have been utilized for our terminal operations.
Other operating results

	Three Months Ended,			Six Months Ended,
(in thousands of $)	June 30, 2025	March 31, 2025	Change	June 30, 2025	June 30, 2024	Change
Selling, general and administrative	$57,256	$59,271	$(2,015)	$116,527	$141,332	$(24,805)
Transaction and integration costs	75,384	11,931	63,453	87,315	3,131	84,184
Depreciation and amortization	52,870	53,057	(187)	105,927	87,904	18,023
Asset impairment expense	117,312	246	117,066	117,558	4,272	113,286
Goodwill impairment expense	582,172	—	582,172	582,172	—	582,172
(Gain) loss on sale	(472,699)	—	(472,699)	(472,699)	77,140	(549,839)
Total operating expense	412,295	124,505	287,790	536,800	313,779	223,021
Operating income (expense)	(387,328)	(18,479)	(368,849)	(405,807)	228,832	(634,639)
Interest expense	206,408	213,694	(7,286)	420,102	157,743	262,359
Other (income) expense, net	(56,262)	(63,937)	7,675	(120,199)	66,466	(186,665)
Loss on extinguishment of debt, net	20,320	467	19,853	20,787	9,754	11,033
Loss before income taxes	(557,794)	(168,703)	(389,091)	(726,497)	(5,131)	(721,366)
Tax (benefit) provision	(967)	28,670	(29,637)	27,703	25,059	2,644
Net loss	$(556,827)	$(197,373)	$(359,454)	$(754,200)	$(30,190)	$(724,010)
Selling, general and administrative
Selling, general and administrative includes compensation expenses for our corporate employees, employee travel costs, insurance, professional fees for our advisors, and screening costs for projects that are in initial stages and development is not yet probable.
Selling, general and administrative decreased by $2.0 million for the three months ended June 30, 2025, compared to the three months ended March 31, 2025. The decrease was mostly driven by lower screening costs for our development projects and bad debt expense during the quarter ended June 30, 2025. The decrease was partially offset by higher share-based compensation expense in the quarter ended June 30, 2025. Due to forfeitures during the quarter ended March 31, 2025, we recognized a reversal of previously recorded share-based compensation expense which significantly lowered the expense for the first quarter.
Selling, general and administrative decreased by $24.8 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. During the first half of 2024, we recognized an additional allowance for uncollectible receivables of $11.6 million. The allowance reduces outstanding receivables for certain customers to reflect the amount that we expect to receive. No significant additional allowance was recognized during the six months ended June 30, 2025. Due to forfeitures during the first half of 2025, we recognized a reversal of previously recorded share-based compensation expense which significantly lowered the expense for the period. The decreases above were partially offset by higher screening costs incurred for our development projects during the first half of 2025.
Transaction and integration costs
The transaction and integration costs of $75.4 million during the three months ended June 30, 2025 primarily relate to the sale of the Jamaica Business that was completed in May 2025. We incurred $67.0 million of transaction costs directly attributable to the sale, which included fees for novating a vessel charter to the buyer and contingent fees due to our advisors. Other costs relate to legal fees and other third party costs incurred by the Company in connection with amendments to credit agreements.
The transaction and integration costs of $11.9 million during the three months ended March 31, 2025 primarily relate to legal fees and other third party costs incurred in connection with amendments to our credit agreements.
We did not incur significant transaction and integration costs for the six months ended June 30, 2024.
Depreciation and amortization
Depreciation and amortization decreased by $0.2 million for the three months ended June 30, 2025 as compared to the three months ended March 31, 2025.
Depreciation and amortization expense increased by $18.0 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increase in depreciation expense resulted from the Fast LNG project and the Santa Catarina Facility being placed into service in December 2024, and was partially offset by a reduction due to the sale of certain turbines and equipment to PREPA in the first half of 2024, and sale of Jamaica Business in May 2025.
Asset impairment expense
For the three months ended June 30, 2025, the impairment charge of $117.3 million principally relates to the Lakach deepwater project and the development project in Pennsylvania. We determined that it was not probable that we would pursue development of the Lakach deepwater project, and impaired the capitalized project costs. In addition, after testing the recoverability of the capitalized costs for the development project in Pennsylvania, we concluded that the asset group was not recoverable. Accordingly, we recognized an impairment charge to reduce the carrying value of the asset group to its estimated fair value. We did not recognize any significant impairment expense during the first quarter of 2025.
During the three and six months ended June 30, 2024, the impairment charge related to the sale of our Miami Facility.
Goodwill impairment expense
For the three months ended June 30, 2025, we recognized an impairment of goodwill of $582.2 million primarily as a result of (i) the significant increase in the weighted average cost of capital which reflected a higher company specific risk premium, and (ii) a reduction in forecasted cash flows following changes in customer revenue projections and the timing of completion of development projects.
(Gain) loss on sale
In May 2025, the Company completed the sale of its Jamaica Business to Excelerate Energy Limited Partnership (“EELP”), a subsidiary of Excelerate Energy, Inc. for cash consideration of $1,055.0 million, subject to certain purchase price adjustments. We recognized a gain of $472.7 million for the six months ended June 30, 2025 related to the sale.
During the six months ended June 30, 2024, the Company recognized a loss of $77.5 million from the sale of turbines and related equipment to the PREPA.
Interest expense

Interest expense decreased by $7.3 million for the three months ended June 30, 2025 as compared to the three months ended March 31, 2025. During the first quarter of 2025, we amended our Term Loan A Credit Agreement, which removed the unused commitment, and recognized interest expense of $18.1 million relating to origination, structuring and other fees, which were previously capitalized. The decrease in interest expense on the Term Loan A Credit Agreement was partially offset by lower interest capitalized of $62.5 million during the quarter ended June 30, 2025 compared to $74.1 million during the quarter ended March 31, 2025.
Interest expense increased by $262.4 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The increase was primarily due to an increase in total principal balance outstanding. The total principal balance on outstanding facilities was $9.2 billion as of June 30, 2025 as compared to total outstanding debt of $7.8 billion as of June 30, 2024. We also capitalized interest expense of $136.6 million during the first half of 2025 compared to $215.0 million for the six months ended June 30, 2024, as the Fast LNG project and Santa Catarina Facility were placed into service towards the end of 2024.
Other (income) expense, net
Other (income) expense, net was $(56.3) million and $(63.9) million for the three months ended June 30, 2025 and March 31, 2025, respectively. Other (income) expense, net was $(120.2) million and $66.5 million for the six months ended June 30, 2025 and 2024, respectively.
The Other income recognized in the three months ended June 30, 2025 and March 31, 2025 was primarily due to foreign currency remeasurement gains, supported by the appreciation of the Brazilian real against the U.S. dollar. We earned interest income of $14.1 million and $14.3 million for the three months ended June 30, 2025 and March 31, 2025, respectively. We also recognized a gain contingency associated with our sale of Centrais Elétricas de Sergipe Participações S.A, or CELSEPAR in 2022 of $5.2 million upon settlement in the second quarter of 2025.
Other income recognized in the first half of 2025 was primarily comprised of foreign currency gain due to remeasurement of U.S. dollar denominated debt in our Brazil subsidiary. The Company also recognized interest income of $28.4 million and $10.0 million during the six months ended June 30, 2025 and June 30, 2024.
Other expense recognized in the six months ended June 30, 2024 was primarily comprised of foreign currency remeasurement losses and loss on termination of leases of turbines used in the grid stabilization project in Puerto Rico partially offset by interest income.
Loss on extinguishment of debt, net
During the three months ended June 30, 2025, we reduced the available capacity under our Revolving Facility by $270.0 million and recognized $10.6 million of loss on extinguishment of debt representing the write-off of unamortized deferred financing costs. We also recognized $5.9 million of loss on extinguishment of debt related to the repayment of the South Power Bonds in conjunction with closing of the sale of our Jamaica Business. Additionally, we made a partial repayment of the Term Loan A using proceeds from the sale and incurred a partial extinguishment loss of $3.8 million.
During the six months ended June 30, 2024, we recognized prepayment premium and unamortized financing costs of $7.9 million in connection with the prepayment of the Equipment Notes. We also recognized a premium over the repurchase price of $1.9 million in connection with the cash tender offer to repurchase $375.0 million of the outstanding 2025 Notes.
Tax provision
We recognized a tax benefit for the three months ended June 30, 2025 of $(1.0) million compared to a tax provision of $28.7 million for the three months ended March 31, 2025. Our tax provision was $27.7 million and $25.1 million for the six months ended June 30, 2025 and 2024, respectively. The tax provision recognized in the first half of 2025 was primarily driven by estimated taxes due on the gain from sale of the Jamaica Business, inclusion of foreign earnings related to our Puerto Rico and Brazil operations, and a valuation allowance of $11.0 million in our U.S. and foreign operations included in our effective tax rate.

Factors Impacting Comparability of Our Financial Results
Our historical results of operations and cash flows are not indicative of results of operations and cash flows to be expected in the future, principally for the following reasons:
•Our historical results of operations include our Jamaica Business. In May 2025, we completed the sale of our Jamaica Business, and we no longer include the results of operations of the Montego Bay Facility and Old Harbour Facility in our financial statements.
•Our future results of operations will include the cost of operating our Fast LNG solution that were not included in our historical financial statements. We placed our first Fast LNG project into service in the fourth quarter of 2024. This project represents our largest ever capital project and placing the asset into service will significantly increase the depreciation recognized in future periods; such depreciation will also impact the cost of LNG delivered from the FLNG facility. We also expect interest expense to increase as we are no longer able to capitalize borrowing costs associated with this development.
While the asset is in service, we continue to optimize the asset to enhance liquefaction capacity. Such costs that enhance the asset are capitalized on our Condensed Consolidated Balance Sheets.
•Our historical financial results do not include significant projects that have recently been completed or are near completion. Our results of operations for the three months ended June 30, 2025 include our San Juan Facility, La Paz Power Plant and certain industrial end-users. We placed the Santa Catarina Facility into service in the fourth quarter of 2024. We have also completed construction of our Barcarena Facility and are in the final stages of commissioning this facility. We are also continuing to develop our Barcarena Power Plant, PortoCem Power Plant, Puerto Sandino Facility and Ireland Facility, and our current results do not include revenue and operating results from these projects.
In the first quarter of 2024, our grid stabilization contract was terminated and related assets were sold to PREPA. We continued to supply gas to these power generation assets under an island-wide gas sales agreement with PREPA, which initially expired in March 2025. During 2025, the Company and PREPA agreed to a series of short-term extensions of the gas supply agreement while working towards a long-term solution that is in the best interests of both parties and achieves our mutual goal of sustained, efficient power generation for Puerto Rico. The gas supply agreement is currently set to expire on September 12, 2025. There can be no assurances that the long-term gas sale agreement will be executed, and to the extent the Company is not able to execute such an agreement, the Company's future results of operations could be adversely impacted and the impact could be material.
Liquidity and Capital Resources
As part of preparing the condensed consolidated financial statements included in this Quarterly Report, we have evaluated whether conditions exist that give rise to substantial doubt as to the ability of the Company to continue as a going concern, considering the following:
•In the first and second quarters of 2025, we recognized operating losses and negative operating cash flows, and this decline in earnings accelerated in the second quarter of 2025. Our forecasted cash flows are expected to be impacted by, among other things, (i) reduced earnings following the sale of the Jamaica Business, (ii) increased interest expense, and (iii) cash tax payments resulting from the taxable gain on the sale of the Jamaica Business in May 2025.
•We were required to provide a $79,100 bank guarantee to holders of the PortoCem Debentures on or before August 17, 2025; this guarantee was not provided by the deadline, and as a result, a majority of debenture holders have the right to call for a meeting of holders and declare an event of early maturity. If the debenture holders exercise their right to declare an early maturity, substantially all of the Company’s outstanding indebtedness would be payable on demand.
•As of the date of this filing, we do not expect to be in compliance with the consolidated first lien ratio or the fixed charge coverage ratio included within the Revolving Facility, Letter of Credit Facility and Term Loan A Credit Agreement for the fiscal quarter ending September 30, 2025. If we are not in compliance with these covenants and this non-compliance is not waived, the lenders have the right to accelerate the repayment of the outstanding principal under the Revolving Facility and Term Loan A and require cash collateralization of all outstanding letters of credit. If lenders choose to accelerate under those facilities, substantially all of our outstanding indebtedness would be payable on demand. If substantially all of our outstanding indebtedness is accelerated, we would not have the sufficient liquidity or capital resources to satisfy the outstanding principal obligations.
•Additionally, we have $510.9 million aggregate principal amount outstanding as of June 30, 2025 under our 2026 Notes, which mature on September 30, 2026. If more than $100 million of the 2026 Notes remain outstanding 91 days prior to this maturity date (the "Springing Maturity Date"), the outstanding principal of $2.7 billion under the New 2029 Notes becomes due. If any of the 2026 Notes remains outstanding on the Springing Maturity Date, the outstanding balance under the Revolving Facility becomes due. As of June 30, 2025, the Revolving Facility was fully drawn with $710.4 million in revolving loans and $19.5 million in letters of credit. Additionally, if any of the 2026 Notes remain outstanding on July 31, 2026, the outstanding principal under the Term Loan B becomes due. Also, if any of the 2026 Notes remain outstanding 60 days prior to the maturity date of the 2026 Notes, the outstanding principal under the Term Loan A becomes due. As of June 30, 2025, there was $295.0 million outstanding under the Term Loan A and $1.27 billion outstanding under the Term Loan B.
As such, management has concluded that our current liquidity and forecasted cash flows from operations are not probable to be sufficient to support, in full, its obligations as they become due, and there is substantial doubt as to the Company’s ability to continue as a going concern.
We are currently engaged in discussions with holders of the PortoCem Debentures to obtain a waiver of the debenture holders’ ability to declare an event of early maturity. Should we not be in compliance with covenants in the Revolving Facility, Letter of Credit Facility and Term Loan A, we will engage in negotiations with these lenders to obtain a waiver to avoid acceleration of outstanding balances. We have also initiated a process to evaluate strategic alternatives and have retained a financial advisor to assist in this evaluation. We, along with our advisors, are considering all options available, including asset sales, capital raising, debt amendments and refinancing transactions, and other strategic transactions that seek to provide additional liquidity and relief from acceleration under its debt agreements. There are inherent uncertainties as the outcome of these negotiations and potential transactions described above are outside management’s control, and therefore there are no assurances that management will be successful in these negotiations and that any of these potential transactions will occur. In addition, there can be no assurances that these transactions will sufficiently improve our liquidity or that we will otherwise realize the anticipated benefits.
The terms and conditions of our indebtedness include restrictive covenants that limit our ability to operate our business, incur or refinance our debt, engage in certain transactions, and require us to maintain certain financial ratios, among others, any of which may limit our ability to finance future operations and capital needs, react to changes in our business and in the economy generally, and to pursue business opportunities and activities. Following the completion of the Refinancing Transactions in the fourth quarter of 2024, our ability to undertake these activities, including our ability to incur or refinance our debt, is further limited. Furthermore, the restrictions imposed by certain of the amendments to our Revolving Facility require proceeds of certain asset sales to be used to pay down existing indebtedness. From time to time, we may seek to repay, refinance or restructure all or a portion of our debt or to repurchase our outstanding debt through, as applicable, tender offers, redemptions, exchange offers, open market purchases, privately negotiated transactions or otherwise. Such transactions, if any, will depend on a number of factors, including prevailing market conditions, our liquidity requirements and contractual requirements (including compliance with the terms of our debt agreements), among other factors.
We are also evaluating strategies to obtain the required additional funding for our future operations, including the following transactions that are excluded from our forecast, among other things: (1) settlement of our claims resulting from the termination of the emergency power services contract in Puerto Rico in the first quarter of 2024, (2) realization of up to $110.0 million in proceeds from the modification of Genera’s Operation and Maintenance Agreement; (3) receipt of proceeds from the sale of the Jamaica Business that are currently in escrow of approximately $98.6 million; and (4) expected cash flows from new business in Puerto Rico and Brazil.
Our remaining committed capital expenditures, inclusive of invoiced amounts in Accounts payable, is approximately $467 million and includes remaining expenditures to complete our first Fast LNG project and our onshore liquefaction project at Altamira, as well as committed expenditures necessary to complete the Puerto Sandino Facility, Barcarena and PortoCem Power Plants. This does not include any capital expenditures related to Klondike. We have secured financing commitments to continue to develop our Barcarena Power Plant and PortoCem Power Plant, which represents approximately $196 million of our upcoming committed capital expenditures.
We expect fully completed Fast LNG units to cost between $1.0 billion and $2.0 billion per unit on average. Unlike engineering, procurement and construction agreements for traditional liquefaction construction, our contracts with vendors to construct the Fast LNG units allow us to closely control the timing of our spending and construction schedules so that we can complete each project in time frames to meet our business needs. For example, expected spending for our second and third Fast LNG units that is not currently contracted is excluded from the estimated committed spending. Each Fast LNG completion is subject to permitting, various contractual terms, project feasibility, our decision to proceed and timing. We carefully manage our contractual commitments, the related funding needs and our various sources of funding including cash on hand, cash flow from operations, and borrowings under existing and potential future debt facilities. We may also enter into other financing arrangements to generate proceeds to fund our developments.
Contractual Obligations
We are committed to make cash payments in the future pursuant to certain contracts. The following table summarizes certain contractual obligations, including principal and interest, in place as of June 30, 2025:

(in thousands of $)	Total	Less than Year 1	Years 2 to 3	Year 4 to 5	More than 5 years
Long-term debt obligations	$14,134,152	$560,089	$3,584,894	$6,267,052	$3,722,117
Purchase obligations	16,938,768	351,093	505,202	1,143,193	14,939,280
Lease obligations	597,586	71,906	179,134	149,690	196,856
Total	$31,670,506	$983,088	$4,269,230	$7,559,935	$18,858,253
Long-term debt obligations
For information on our long-term debt obligations, see “—Liquidity and Capital Resources—Long-Term Debt” in our Annual Report. The amounts included in the table above are based on the total debt balance, scheduled maturities, and interest rates in effect as of June 30, 2025.
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
Purchase obligations
We are party to contractual purchase commitments for the purchase, production and transportation of LNG and natural gas, as well as engineering, procurement and construction agreements to develop our terminals and related infrastructure. Our commitments to purchase LNG and natural gas are principally take-or-pay contracts, which require the purchase of minimum quantities of LNG and natural gas, and these commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. Certain LNG purchase commitments are subject to conditions precedent, and we include these expected commitments in the table above beginning when delivery is expected assuming that all contractual conditions precedent are met. For purchase commitments priced based upon an index such as Henry Hub, the amounts shown in the table above are based on the spot price of that index as of June 30, 2025.
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

Cash Flows
The following table summarizes the changes to our cash flows for the six months ended June 30, 2025 and 2024, respectively:

	Six Months Ended June 30,
(in thousands of $)	2025	2024	Change
Cash flows from:
Operating activities	$(384,156)	$162,968	$(547,124)
Investing activities	301,449	(882,715)	1,184,164
Financing activities	(110,428)	735,679	(846,107)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(193,135)	$15,932	$(209,067)
Cash (used in) / provided by operating activities
Our cash flow used in operating activities was $384.2 million for the six months ended June 30, 2025, which decreased by $547.1 million from cash provided by operating activities of $163.0 million for the six months ended June 30, 2024. Our net loss for the six months ended June 30, 2025, when adjusted for non-cash items, increased by $520.0 million from the six months ended June 30, 2024. Non-cash items during the six months ended June 30, 2025 included goodwill impairment expense of $582.2 million, and asset impairment expense of $117,558 million related to the Lakach deepwater project and the development project in Pennsylvania. We also recognized a gain on sale of $472.7 million related to the sale of the Jamaica Business.
Cash provided by / (used in) investing activities
Our cash flow used in investing activities was $301.4 million for the six months ended June 30, 2025, which increased by $1,184.2 million from cash used in investing activities of $882.7 million for the six months ended June 30, 2024. Cash flows from investing activities during the six months ended June 30, 2025 were primarily from proceeds of $949.5 million from the sale of the Jamaica Business. Cash inflows were offset by cash outflows for continued construction of the PortoCem Power Plant.
Cash outflows for investing activities during the six months ended June 30, 2024 were used primarily for the continued development of our Fast LNG project and the construction of the PortcoCem Power Plant and Barcarena Power Plant. Cash outflows were offset by proceeds of $306.6 million from the sale of turbines and related equipment to PREPA, $136.4 million from the sale of our equity method investment in Energos and $22.4 million from the sale of the Mazo.
Cash (used in) / provided by financing activities
Our cash flow used in financing activities was $110.4 million for the six months ended June 30, 2025, which increased by $846.1 million from cash provided by financing activities of $735.7 million for the six months ended June 30, 2024. During the six months ended June 30, 2025 we had total borrowings of $1.3 billion, a portion of which were used to repay the Barcarena Debentures in full. We also repaid our Revolving Facility and repaid our short-term borrowings under repurchase agreements, prior to drawing on these facilities. In conjunction with closing the sale of the Jamaica Business, we repurchased all outstanding South Power Bonds for $227.1 million.
In the first half of 2024 we issued $750.0 million of 2029 Notes with such borrowings primarily used to repay $375.0 million of the 2025 Notes and repay a portion of our outstanding balance on the Revolving Facility. In advance of the sale of turbines to PREPA, we also repaid the Equipment Notes in full. Subsequently, we utilized our Revolving Facility to fund continued development of the Fast LNG project. We also received $284.4 million under the BNDES Credit Agreement, with such borrowings primarily used to repay the Barcarena Term Loan and fund development of the Barcarena Power Plant. We also borrowed $269.9 million to repay the PortoCem BTG Loan and begin the development and construction of a power plant to deliver under the capacity reserve contracts acquired in the PortoCem Acquisition. Additionally, we borrowed $148.5 million under a promissory note secured by certain turbines owned by the Company.

Long-Term Debt
The terms of our debt instruments and associated obligations have been described in our Annual Report. There have been no significant changes to the terms of our outstanding debt, covenant requirements or payment obligations, other than described below.
Revolving Facility
In May 2025, we entered into an amendment to the Revolving Facility to, among other things, (i) provide for a covenant holiday with respect to the consolidated first lien debt ratio and fixed charge coverage ratio contained therein for the fiscal quarter ending June 30, 2025, (ii) permit $270.0 million of proceeds from the sale of the Jamaica Business to be used to prepay and terminate a portion of loans and commitments currently outstanding and otherwise not require the proceeds of the sale of the Jamaica Business to be used to prepay loans and commitments, (iii) provide that the asset sale sweep mandatory prepayment will no longer apply once aggregate commitments are reduced to $550.0 million and (iv) restrict the Company from prepaying the 2026 Notes in excess of $200.0 million other than to avoid springing maturities unless any such prepayment is made using proceeds from refinancing indebtedness or capital contributions.
In May 2025, we repaid $270.0 million of outstanding balance under the Revolving Facility which permanently reduced the borrowing capacity to $730.0 million. Additionally, we have issued letters of credit of $19.5 million in the second quarter of 2025, and including the outstanding letters of credit, we have fully utilized the borrowing capacity of $729.9 million as of June 30, 2025.
The Revolving Credit Agreement contains usual and customary representations and warranties, usual and customary affirmative and negative covenants and events of default.
We do not expect to be in compliance with the consolidated first lien debt ratio or the fixed charge coverage ratio in the Revolving Facility for the fiscal quarter ending September 30, 2025. If we are not compliance with both of these covenants and this non-compliance is not waived, the lenders have the right to accelerate the repayment of all outstanding balances under the Revolving Facility. At this point, substantially all of our outstanding indebtedness would be payable on demand.
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
In May 2025, we entered into an additional amendment to the Term Loan A Credit Agreement to, among other things, (i) require $55.0 million of proceeds from the sale of the Jamaica Business to be used to prepay a portion of loans currently outstanding; (ii) increase the applicable margin to 6.70% for SOFR loans and 5.70% for Base Rate Loans and implement a Term SOFR floor of 4.30% for initial term loans and a base rate minimum of 5.30%; (iii) require us to make mandatory prepayments with 12.5% of proceeds of a $659.0 million request for equitable adjustment and any other proceeds related to the early termination of contracts associated with the grid stabilization project in Puerto Rico, if and when such proceeds are received. Additionally, this amendment amends certain of the financial covenants, whereby the consolidated first lien debt ratio cannot exceed (i) 6.75 to 1.00, for the fiscal quarter ending September 30, 2025, (ii) 6.50 to 1.00, for the fiscal quarter ending December 31, 2025, (iii) 7.25 to 1.00, for the fiscal quarters ending March 31, 2026 and September 30, 2026 and (iv) 6.75 to 1.00, for the fiscal quarter ending December 31, 2026 and each fiscal quarter thereafter. The amendment added a fixed charge coverage ratio covenant and removed the debt to total capitalization covenant. We cannot permit the fixed charge coverage ratio for us and our restricted subsidiaries to be less than or equal to 1.00 to 1.00 for the fiscal quarter ending September 30, 2025 and each fiscal quarter thereafter. The first lien debt ratio and the fixed charge coverage ratio covenants were waived for the fiscal quarter ended June 30, 2025.
We do not expect to be in compliance with the consolidated first lien debt ratio or the fixed charge coverage ratio for the fiscal quarter ending September 30, 2025. If we are not compliance with both of these covenants and this non-compliance is not waived, the lenders have the right to accelerate the repayment of the remaining outstanding principal under the Term Loan A. At this point, substantially all of the Company’s outstanding indebtedness would be payable on demand.
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
PortoCem Debentures
The PortoCem Debentures included a non-automatic early maturity provision whereby upon multiple downgrades of the Company’s credit rating, early maturity may be declared if approved by the majority of debenture holders. Prior to the issuance of these financial statements, our credit ratings were downgraded, triggering the right of the debenture holders to determine if an early maturity event should be declared. On May 23, 2025, the debenture holders unanimously permanently waived their ability to declare an early maturity event due to this credit ratings downgrade. In connection with the debenture holders' decision to not declare an early maturity event, we agreed to provide a bank guarantee of $129.1 million prior to August 17, 2025.
On June 5, 2025, we received an additional downgrade of our credit rating, which triggered an non-automatic event of early maturity under the PortoCem Debenture. On June 26, 2025, the debenture holders unanimously permanently waived their ability to declare an early maturity event due to this credit ratings downgrade. No additional collateral was required; however, we were required to provide $50.0 million of the previously required bank guarantee on or before July 7, 2025. The remaining $79.1 million bank guarantee is due prior to August 17, 2025. Additionally, the debenture holders agreed to amend the debenture agreement to suspend the provision that allows for a non-automatic early maturity event upon certain downgrades of our credit rating through August 30, 2026.
We provided the required $50.0 million bank guarantee on July 9, 2025, subsequent to the required deadline of July 7, 2025. On August 7, 2025 the debenture holders unanimously waived their ability to declare an early maturity event due to the failure to timely meet this condition in the previous waiver. Additionally, the Company did not provide the required $79.1 million bank guarantee prior to August 17, 2025, and is currently in discussions with the debenture holders to delay or eliminate this requirement. As the required $79.1 million bank guarantee has not been delayed or eliminated and was not provided prior to August 17, 2025, a majority of debenture holders have the right to call for a meeting of holders and declare an event of early maturity. If the debenture holders exercise their right to declare an early maturity, substantially all of our outstanding indebtedness would be payable on demand.
The PortoCem Debentures contain usual and customary representations and warranties, and usual and customary affirmative and negative covenants. The PortoCem Debentures do not contain any restrictive financial covenants.
South Power 2029 Bonds
On May 14, 2025, we completed the sale of the Jamaica Business. In conjunction with closing, we repurchased all outstanding South Power Bonds for $227.2 million, including a 1.0% prepayment penalty and accrued interest.
Critical Accounting Policies and Estimates
A complete discussion of our critical accounting policies and estimates is included in our Annual Report. As of June 30, 2025, there have been no significant changes to our critical accounting estimates since our Annual Report.
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
Interest Rate Risk
The 2026 Notes, 2029 Notes, New 2029 Notes, Brazil Financing Notes, EB-5 Loan, PortoCem Debentures and Turbine Financing (each defined above or in the Annual Report) were issued with a fixed rate of interest, and as such, a change in interest rates would impact the fair value of the debt outstanding but such a change would have no impact on our results of operations or cash flows. A 100-basis point increase or decrease in the market interest rate would decrease or increase the fair value of our fixed rate debt by approximately $51.4 million. The sensitivity analysis presented is based on certain simplifying assumptions, including instantaneous change in interest rate and parallel shifts in the yield curve.
Interest under the Term Loan A and Term Loan B have components based on the Secured Overnight Financing Rate ("SOFR"), and the BNDES Term Loan has components based on BNDES fixed rate. A 100-basis point increase or decrease in the market interest rates would decrease or increase our annual interest expense by approximately $20.0 million.
Foreign Currency Exchange Risk
We have transactions, assets and liabilities denominated in Brazilian reais, and our Brazilian subsidiaries and investments receive income and pay expenses in Brazilian reais. Based on our Brazilian reais revenues and expenses, a 10% depreciation of the U.S. dollar against the Brazilian reais would not significantly decrease our revenue or expenses. As our operations expand in Brazil, our results of operations will be exposed to changes in fluctuations in the Brazilian real, which may materially impact our results of operations. During 2024, we entered into a series of foreign exchange forward contracts and zero-cost collar options to reduce exchange rate risk associated with U.S. dollar borrowings and expected capital expenditures. As of June 30, 2025, the notional amount of outstanding foreign exchange contracts was approximately $62 million.
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
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2025 due to the material weaknesses in internal control over financial reporting described further below.
Previously Reported Material Weakness
As disclosed in Item 9A. "Controls and Procedures" of our Form 10-K/A, we previously identified a material weakness in our internal control related to the assessment and disclosure of events that have occurred that permit lenders to require repayment prior to the debt's stated maturity. Remediation efforts are underway, including:
•enhancing monitoring controls over the terms of our debt agreement that could affect classification and disclosure in the financial statements
•providing targeted training to key stakeholders, including legal, finance and treasury teams; and
•improving documentation and escalation procedures

Additionally, as disclosed in Item 4. "Controls and Procedures" of our Form 10-Q for the quarter ended March 31, 2025, we previously identified a material weakness in our internal control due to an insufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company’s financial reporting requirements particularly in the areas of the accounting for income taxes, legal contingencies, the preparation of the statement of cash flows and non-routine transactions. Remediation efforts are underway, including:
•hiring additional personnel with appropriate knowledge of U.S. GAAP
•engaging experienced consultants; and
•updating our risk and control documentation to ensure adequate and experienced resources are allocated to identified risks
The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We may also conclude that additional measures may be required to remediate the material weaknesses. We will continue to monitor the design and effectiveness of these and other processes, procedures and controls and make any further changes management deems appropriate. Management remains committed to remediating these weaknesses and maintaining an effective internal control environment
Changes in Internal Control over Financial Reporting
Other than the ongoing remediation efforts related to the material weaknesses described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Summary Risk Factors

Some of the factors that could materially and adversely affect our business, financial condition, results of operations or prospects include the following:
Risks Related to Our Business

•Our ability to continue as a going concern is dependent upon our ability to complete certain transactions and delay capital expenditures;
•We have identified material weaknesses in our internal control over financial reporting, and our management has concluded that our disclosure controls and procedures were not effective as of June 30, 2025;
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
Risks Related to Our Business
Our ability to continue as a going concern is dependent upon our ability to complete certain transactions and delay capital expenditures
As discussed in note 2 to the condensed consolidated financial statements, the following considerations impacted our going concern assessment:
•In the first and second quarters of 2025, we recognized operating losses and negative operating cash flows, and this decline in earnings accelerated in the second quarter of 2025. Our forecasted cash flows are expected to be impacted by, among other things, (i) reduced earnings following the sale of the Jamaica Business, (ii) increased interest expense, and (iii) cash tax payments resulting from the taxable gain on the sale of the Jamaica Business in May 2025.
•We were required to provide a $79,100 bank guarantee to holders of the PortoCem Debentures on or before August 17, 2025; this guarantee was not provided by the deadline, and as a result, a majority of debenture holders have the right to call for a meeting of holders and declare an event of early maturity. If the debenture holders exercise their right to declare an early maturity, substantially all of the Company’s outstanding indebtedness would be payable on demand.
•As of the date of this filing, we do not expect to be in compliance with the consolidated first lien ratio or the fixed charge coverage ratio included within the Revolving Facility, Letter of Credit Facility and Term Loan A Credit Agreement for the fiscal quarter ending September 30, 2025. If we are not in compliance with these covenants and this non-compliance is not waived, the lenders have the right to accelerate the repayment of the outstanding principal under the Revolving Facility and Term Loan A and require cash collateralization of all outstanding letters of credit. If lenders choose to accelerate under those facilities, substantially all of our outstanding indebtedness would be payable on demand.
•Additionally, our 2026 Notes mature on September 30, 2026. If more than $100 million of the 2026 Notes remain outstanding 91 days prior to this maturity date (the "Springing Maturity Date"), the outstanding principal of $2.7 billion under the New 2029 Notes becomes due. If any of the 2026 Notes remains outstanding on the Springing Maturity Date, the outstanding balance under the Revolving Facility becomes due. As of June 30, 2025, the Revolving Facility was fully drawn with $710.4 million in revolving loans and $19.5 million in letters of credit. Additionally, if any of the 2026 Notes remain outstanding on July 31, 2026, the outstanding principal under the Term Loan B becomes due. Also, if any of the 2026 Notes remain outstanding 60 days prior to the maturity date of the 2026 Notes, the outstanding principal under the Term Loan A becomes due. As of June 30, 2025, there was $295.0 million outstanding under the Term Loan A and $1.27 billion outstanding under the Term Loan B. The aggregate principal amount of 2026 Notes outstanding as of June 30, 2025 was $510.9 million.
As such, management has concluded that our current liquidity and forecasted cash flows from operations are not probable to be sufficient to support, in full, its obligations as they become due, and there is substantial doubt as to the Company’s ability to continue as a going concern.
We are currently engaged in discussions with holders of the PortoCem Debentures to obtain a waiver of the debenture holders’ ability to declare an event of early maturity. Should we not be in compliance with covenants in the Revolving Facility, Letter of Credit Facility and Term Loan A, we will engage in negotiations with these lenders to obtain a waiver to avoid acceleration of outstanding balances. We have also initiated a process to evaluate strategic alternatives and have retained a financial advisor to assist in this evaluation. We, along with our advisors, are considering all options available, including asset sales, capital raising, debt amendments and refinancing transactions, and other strategic transactions that seek to provide additional liquidity and relief from acceleration under its debt agreements. There are inherent uncertainties as the outcome of these negotiations and potential transactions described above are outside management’s control, and therefore there are no assurances that management will be successful in these negotiations and that any of these potential transactions will occur. In addition, there can be no assurances that these transactions will sufficiently improve our liquidity or that we will otherwise realize the anticipated benefits.
We have identified material weaknesses in our internal control over financial reporting, and our management has concluded that our disclosure controls and procedures were not effective as of June 30, 2025. Failure to remediate the material weaknesses or any other material weaknesses that we identify in the future, or if we otherwise fail to maintain an effective system of internal controls, could result in material misstatements in our financial statements and impact our ability to accurately or timely report our financial condition or results of operations. In addition, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our common stock may decline.
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
The Company has identified material weaknesses in the Company’s internal control over financial reporting and concluded that our disclosure controls and procedures were not effective as of June 30, 2025. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a Company’s annual or interim financial statements will not be prevented or detected on a timely basis. For further discussion of the material weaknesses, see Item 4, Controls and Procedures.
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
Our results of operations for the three months ended June 30, 2025 include our San Juan Facility, La Paz Facility and certain industrial end-users. Our results in 2025 exclude other developments, including our Puerto Sandino Facility, the Barcarena Facility, Santa Catarina Facility and Ireland Facility. Mexico and Puerto Rico have historically experienced economic volatility and the general condition and performance of their economies, over which we have no control, may affect our business, financial condition and results of operations. Mexico and Puerto Rico are subject to acts of terrorism or sabotage and natural disasters, in particular hurricanes, extreme weather conditions, crime and similar other risks which may negatively impact our operations in the region. See “—Risks Related to the Jurisdictions in Which We Operate—We are subject to the economic, political, social and other conditions in the jurisdictions in which we operate.” We may also be affected by trade restrictions, such as tariffs or other trade controls. For instance, there continues to be significant uncertainty about the future relationship between the United States and other countries, including with respect to trade policies, treaties, government regulations, sanctions, tariffs, and application thereof. For example, in April 2025, the U.S. government began imposing tariffs intended to address trade deficits and inconsistent economic treatment of importation between the United States and other countries. In response, China, among others, has announced retaliatory tariffs against certain imports from the United States. Although we are continuing to evaluate the impact of these evolving developments, we cannot provide any assurance about the ultimate outcome or impact of these developments or other changes in trade policies, including the imposition or application of new or increased tariffs between the United States and other countries. Furthermore, changes to trade policies, retaliatory measures, or prolonged uncertainty in trade relationships may negatively impact our operations and financial results, including through resulting supply chain disruptions, increased economic nationalism, negative macroeconomic conditions and increased operational complexity and costs.
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
On an ongoing basis, we engage with lenders and other financial institutions in an effort to improve our liquidity and capital resources. As of June 30, 2025, we had approximately $9.1 billion aggregate principal amount of indebtedness outstanding on a consolidated basis (which does not include any unconsolidated debt). The terms and conditions of our indebtedness, including the 2026 Notes Indenture, the 2029 Notes Indenture, the Intercompany Credit Agreements and the Existing Credit Agreements (each as defined in our Annual Report), include restrictive covenants that may limit our ability to operate our business, to incur or refinance our debt, pay dividends or make distributions or make certain other restricted payments, create liens on our or our subsidiaries' assets, sell or otherwise dispose of assets, engage in certain transactions, and require us to maintain certain financial ratios, among others, any of which may limit our ability to finance future operations and capital needs, react to changes in our business and in the economy generally, and to pursue business opportunities and activities. Based on our recent performance, we do not expect to be able to comply with with the consolidated first lien ratio or the fixed charge coverage ratio included within the Revolving Facility, Letter of Credit Facility and Term Loan A. If the Company is not in compliance with these covenants and this non-compliance is not waived, the lenders under those facilities have the right to accelerate the repayment of the outstanding principal under the Revolving Facility and Term Loan A and require cash collateralization of all outstanding letters of credit. If the lenders under those facilities choose to accelerate, substantially all of the Company’s outstanding indebtedness would be payable on demand. If we fail to comply with any of these covenants or restrictions or are unable to pay our debt service when due, our debt could be accelerated or cross-accelerated, and we cannot assure you that we will have the ability to repay such accelerated debt. Any such default could also have adverse consequences to our status and reporting requirements, reducing our ability to quickly access the capital markets. Additionally, our Existing Credit Agreements and the intercompany loan agreements securing, directly or indirectly, the New 2029 Notes require proceeds of certain asset sales be used to pay down existing indebtedness, which may further limit our ability to operate our business and finance future operations and capital needs.
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
As described in Note 2 to our notes to condensed consolidated financial statements included elsewhere in this Quarterly Report, management has concluded that, unless the Company successfully executes on one or more of the strategies described therein, our current liquidity and forecasted cash flows from operations are not probable to be sufficient to support, in full, obligations as they become due over the next twelve-month period, and there is substantial doubt as to the Company’s ability to continue as a going concern. We continue to evaluate capital raising, debt amendments and refinancing transactions and other strategic transactions that seek to optimize the value of our portfolio while providing additional liquidity and cash flow. In the future, we expect to incur additional indebtedness to assist us in developing our operations and we are considering alternative financing options, including in Brazil and other specific markets or the opportunistic sale of one of our non-core assets such as the sale of our Jamaica Business. We also historically have relied, and in the future will likely rely, on borrowings under term loans and other debt instruments to fund our capital expenditures. If any of the lenders in the syndicates backing these debt instruments were unable to perform on its commitments, we may need to seek replacement financing. We cannot assure you that such additional funding will be available on acceptable terms, or at all. Our ability to raise additional capital on acceptable terms will depend on financial, economic and market conditions, which have increased in volatility and at times have been negatively impacted due to our progress in executing our business strategy and other factors, many of which are beyond our control, including domestic or international economic conditions, increases in key benchmark interest rates and/or credit spreads, the adoption of new or amended banking or capital market laws or regulations, the re-pricing of market risks and volatility in capital and financial markets, risks relating to the credit risk of our customers and the jurisdictions in which we operate, as well as general risks applicable to the energy sector. The terms of the Notes financing subjected us to, and additional debt financing, if available, may subject us to increased restrictive covenants that could limit, and in the case of the former, significantly limit, our flexibility to incur additional indebtedness and conduct future business activities and could result in us expending significant resources to service our obligations. Additionally, we may need to adjust the timing of our planned capital expenditures and facilities development depending on the requirements of our existing financing and availability of such additional funding. If we are unable to obtain additional funding, approvals or amendments to our financings outstanding from time to time, or if additional funding is only available on terms that we determine are not acceptable to us, we may be unable to fully execute our business plan, we may be unable to pay or refinance our indebtedness or to fund our other liquidity needs, and our financial condition or results of operations may be materially adversely affected.
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
As of June 30, 2025, affiliates of certain entities controlled by Wesley R. Edens, Randal A. Nardone and affiliates of Fortress Investment Group LLC (“Founder Entities”) owned an aggregate of approximately 92,230,509 shares of Class A common stock, representing approximately 33.5% of our voting power, and affiliates of Energy Transition Holdings LLC, party to the Shareholders' Agreement, own an aggregate of approximately 25,559,846 shares of our Class A common stock, representing approximately 9.2% of the voting power of our Class A common stock. The beneficial ownership of almost 50% of our voting stock means affiliates of the Founder Entities and Energy Transition Holdings LLC are able to have significant influence over matters requiring stockholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our Class A common stock will be able to affect the way we are managed or the direction of our business. The interests of these parties with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders, including holders of the Class A common stock.

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
On May 14, 2025, we completed the sale of our Jamaica Business to Excelerate Energy, Inc. for cash consideration of $1,055 million. After the repayment of all outstanding South Power Bonds in the amount of approximately $227.2 million and payment of certain transaction costs in the amount of approximately $50.9 million, we received net proceeds of approximately $678.5 million, with an additional approximately $98.6 million of proceeds held in escrow. We expect to benefit from the remaining net proceeds realized from such sale, including through repaying a portion of our corporate debt and reinvestment in our business. However, our consolidated results of operations and consolidated condition is expected to be materially adversely affected by the disposition of this revenue generating asset. The loss of earnings from our Jamaica Business may diminish our ability to service our indebtedness and repay our indebtedness at maturity. Furthermore, there can be no assurances that we will be able to realize the anticipated benefits from the transaction, including benefits related to a reduction in our corporate debt and our ability to reinvest the proceeds profitably.
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
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.

On August 8, 2025, we entered into the ninth amendment to the Letter of Credit Agreement (the “Ninth Amendment”), by and among the Company, as the borrower, the guarantors party thereto, Natixis, New York Branch, and each of the other financial institutions party thereto, as lenders. We entered into the Ninth Amendment to, among other things, (i) change the facility from uncommitted to committed; (ii) extend the maturity date to November 14, 2025; (iii) add an asset sale sweep prepayment provision; and (iv) make certain changes to fees and pricing. In addition, the commitments were reduced to approximately $195,000 and are automatically reduced on October 5, 2025 to approximately $155,000.

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

3.5	Bylaws of New Fortress Energy Inc. (incorporated by reference to Exhibit 99.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2020).

10.1†	Form of Director Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on December 24, 2018).

10.2†	Restricted Share Unit Award Agreement under the Amended and Restated New Fortress Energy Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 8, 2022).

10.3	Shareholders’ Agreement, dated February 4, 2019, by and among New Fortress Energy LLC, New Fortress Energy Holdings LLC, Wesley R. Edens and Randal A. Nardone (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.4	Administrative Services Agreement, dated February 4, 2019, by and between New Fortress Intermediate LLC and FIG LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.5†	Indemnification Agreement (Edens) (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.6†	Indemnification Agreement (Guinta) (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.7†	Indemnification Agreement (Catterall) (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.8†	Indemnification Agreement (Grain) (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.9†	Indemnification Agreement (Griffin) (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.10†	Indemnification Agreement (Nardone) (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.11†	Indemnification Agreement (Wanner) (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.12†	Indemnification Agreement (Jay) (incorporated by reference to Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on May 4, 2023).

10.13	Indemnification Agreement, dated as of April 29, 2025, by and between New Fortress Energy LLC and Michael Lowe

10.14	Indemnification Agreement, dated as of April 28, 2025, by and between New Fortress Energy LLC and Chuck Sledge

10.15	Letter Agreement, dated as of March 14, 2017, by and between NFE Management LLC and Christopher S. Guinta (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.16
Indenture, dated April 12, 2021, by and among the Company, an issuer, the subsidiary guarantors from time to time party thereto, and U.S. Bank National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 12, 2021).

10.17	Pledge and Security Agreement, dated April 12, 2021, by and among the Company, the subsidiary guarantors, from time to time party thereto, and U.S. Bank National Association, as notes collateral agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 12, 2021).

10.18	First Supplemental Indenture, dated as of June 11, 2021, between Golar GP LLC (now known as NFE GP LLC), as Guaranteeing Subsidiary, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.19	Second Supplemental Indenture, dated as of September 13, 2021, between NFE Mexico Power Holdings Limited and NFE Mexico Terminal Holdings Limited, as Guaranteeing Subsidiaries, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.20	Third Supplemental Indenture, dated as of November 24, 2021, between NFE International Shipping LLC, NFE Global Shipping LLC, NFE Grand Shipping LLC and NFE International Holdings Limited, as Guaranteeing Subsidiaries, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.21	Fourth Supplemental Indenture, dated as of March 23, 2022, between NFE UK Holdings Limited, NFE Global Holdings Limited and NFE Bermuda Holdings Limited, as Guaranteeing Subsidiaries, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.22	Fifth Supplemental Indenture, dated as of December 22, 2022, between NFE Andromeda Chartering LLC, as Guaranteeing Subsidiary, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.23	Sixth Supplemental Indenture, dated as of October 18, 2024, between NFE International Holdings 1 Limited and NFE International Holdings 1 Limited (each a “Guaranteeing Subsidiary”) as Guaranteeing Subsidiaries and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association). (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.24	Seventh Supplemental Indenture, dated as of December 6, 2024, between the various Guaranteeing Subsidiaries party thereto and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee. (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.25	Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and Morgan Stanley Senior Funding, Inc,. as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 21, 2021).

10.26
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

10.27	Second Amendment to Credit Agreement, dated as of February 28, 2022 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2022).

10.28	Third Amendment to Credit Agreement, dated as of May 4, 2022 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2022).

10.29	Fourth Amendment to Credit Agreement, dated as of February 7, 2023 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

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

10.31
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

10.32
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

10.33
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

10.34	Ninth Amendment to Credit Agreement, dated as of November 6, 2024 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.35	Tenth Amendment to Credit Agreement, dated as of November 22, 2024 to the Credit agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.36	Eleventh Amendment to Credit Agreement, dated as of January 31, 2025 to the Credit agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent.

10.37*	Twelfth Amendment to Credit Agreement, dated as of May 12, 2025 to the Credit agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent.

10.38*	Conformed through the Twelfth Amendment dated as of May 12, 2025,to Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent.

10.39	Amended and Restated Eleventh Amendment to Credit Agreement, dated as of March 3, 2025 to the Credit agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent.

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

10.41
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

10.42
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

10.48	Fifth Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated November 6, 2024, by and among the Company, the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent. (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.49	Sixth Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated November 22, 2024, by and among the Company, the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent. (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.50	Seventh Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated January 31, 2025, by and among the Company, the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent.

10.51	Amended and Restated Seventh Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated March 3, 2025, by and among the Company, the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent.

10.52*	Eight Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated May 12, 2025, by and among the Company, the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent.

10.53*	Conformed through the Eighth Amendment Agreement, dated May 12, 2025, by and among the Company, the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent.

10.54
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

10.55	Second Amendment, dated March 3, 2025, to Credit Agreement, dated as of October 30, 2023, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent.

10.56
Indenture, dated March 8, 2024, by and among New Fortress Energy Inc., the subsidiary guarantors from time to time party thereto, and U.S. Bank Trust Company, National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 8, 2024).

10.57	First Supplemental Indenture, dated as of October 18, 2024, between NFE International Holdings 1 Limited and NFE International Holdings 2 Limited, as Guaranteeing Subsidiaries, and U.S. Bank Trust Company, National Association, as trustee. (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.58	Second Supplemental Indenture, dated as of December 6, 2024, by and among the Company, as issuer, by and among New Fortress Energy Inc., as issuer, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.59
Pledge and Security Agreement, dated March 8, 2024, by and among the Company, the subsidiary guarantors, from time to time party thereto, and U.S. Bank Trust Company, National Association, as notes collateral agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 8, 2024).

10.60	Credit Agreement, dated as of July 19, 2024, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2024).

10.61	Amended and Restated First Amendment to Credit Agreement, dated as of September 30, 2024, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.62	Second Amendment to Credit Agreement, dated as of November 14, 2024, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent.(incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.63	Third Amendment to Credit Agreement, dated as of November 22, 2024, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.64	Fourth Amendment to Credit Agreement, dated as of March 3, 2025, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent.

10.65*	Fifth Amendment to Credit Agreement, dated as of May 12, 2025, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent.

10.66*	Conformed through the Fifth Amendment to Credit Agreement, dated as of May 12, 2025, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent.

10.67	Series I Credit Agreement, dated as of November 22, 2024, among the Company, as the borrower, the guarantors from time to time party thereto, the lenders from time to time party thereto and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.68	Credit Agreement, dated as of November 22, 2024, among NFE Brazil Investments LLC, as the borrower, NFE Financing LLC, as lender, the lenders from time to time party thereto and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.69	Series II Credit Agreement, dated as of December 6, 2024, among the Company, as the borrower, the guarantors from time to time party thereto, the lenders from time to time party thereto and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.70	Transaction Support Agreement, dated as of September 30, 2024, by and among the Company and parties thereto. (incorporated by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.71	First Amendment to Transaction Support Agreement, dated as of November 4, 2024, by and among the Company and parties thereto. (incorporated by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.72	Second Amendment to Transaction Support Agreement, dated as of November 21, 2024, by and among the Company and parties thereto. (incorporated by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.73	Form of Exchange and Subscription Agreement, dated November 6, 2024, by and among the Company and parties thereto. (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.74	Form of First Amendment to Exchange and Subscription Agreement, dated November 22, 2024, by and among the Company and parties thereto. (incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.75	Indenture, dated November 22, 2024, by and among NFE Financing LLC, as issuer, the guarantors from time to time party thereto, and Wilmington Savings Fund Society, FSB, as trustee. (incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.76	Registration Rights and Lock-up Agreement, dated as of December 6, 2024 by and among the Company and the undersigned investors. (incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.77	First Amendment to Registration Rights and Lock-up Agreement, dated as of January 8, 2025, by and among the Company and the undersigned investors. (incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.78	Second Amendment to Registration Rights and Lock-up Agreement, dated as of February 4, 2025, by and among the Company and the undersigned investors. (incorporated by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

31.1*	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

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

Date: September 5, 2025

	By:	/s/ Wesley R. Edens

	Name:	Wesley R. Edens

	Title:	Chief Executive Officer and Chairman

(Principal Executive Officer)
Date: September 5, 2025

	By:	/s/ Christopher S. Guinta

	Name:	Christopher S. Guinta

	Title:	Chief Financial Officer

(Principal Financial Officer)
Date: September 5, 2025

	By:	/s/ Michael T. Lowe

	Name:	Michael T. Lowe

	Title:	Chief Accounting Officer

(Principal Accounting Officer)