Form 10-Q
period 2025-09-30
New Fortress Energy Inc.
filed 2025-11-21
CIK 1749723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
As of November 14, 2025, the registrant had 284,552,811 shares of Class A common stock outstanding.

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
•inability to maintain the listing of our common stock on the Nasdaq stock market or another national securities exchange;

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

v

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements.
New Fortress Energy Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2025 and December 31, 2024
(Unaudited, in thousands of U.S. dollars, except share amounts)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$145,237	$492,881
Restricted cash	244,104	472,696
Receivables, net of allowances of $21,820 and $13,629, respectively	419,761	335,813
Inventory	109,279	103,224
Prepaid expenses and other current assets, net	415,421	205,496
Total current assets	1,333,802	1,610,110

Construction in progress	4,222,750	3,574,389
Property, plant and equipment, net	5,543,873	5,842,807
Right-of-use assets	418,383	618,733
Intangible assets, net	195,821	179,510
Goodwill	15,938	766,350
Deferred tax assets, net	6,559	2,698
Other non-current assets, net	168,481	272,899
Total assets	$11,905,607	$12,867,496

Liabilities
Current liabilities
Current portion of long-term debt and short-term borrowings	$6,579,321	$539,132
Accounts payable	632,777	473,736
Accrued liabilities	488,905	391,359
Current lease liabilities	63,700	128,362
Other current liabilities	189,057	174,829
Total current liabilities	7,953,760	1,707,418

Long-term debt	2,335,994	8,355,703
Non-current lease liabilities	328,071	475,161
Deferred tax liabilities, net	53,227	73,198
Other long-term liabilities	110,471	166,358
Total liabilities	10,781,523	10,777,838

Commitments and contingencies (Note 22)

Series B convertible preferred stock, $0.01 par value, — shares authorized, issued and outstanding as of September 30, 2025 (96,746 as of December 31, 2024); aggregate liquidation preference of $— and $96,746 at September 30, 2025 and December 31, 2024	—	90,570

Stockholders’ equity
Class A common stock, $0.01 par value, 750 million shares authorized, 284.6 million issued and outstanding as of September 30, 2025; 266.5 million issued and outstanding as of December 31, 2024	2,846	2,664
Additional paid-in capital	1,772,580	1,674,312
Retained earnings (accumulated deficit)	(858,057)	196,363
Accumulated other comprehensive income	78,025	3,089
Total stockholders’ equity attributable to NFE	995,394	1,876,428
Non-controlling interest	128,690	122,660
Total stockholders’ equity	1,124,084	1,999,088
Total liabilities and stockholders’ equity	$11,905,607	$12,867,496
The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy Inc.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
For the three and nine months ended September 30, 2025 and 2024
(Unaudited, in thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Operating revenue	$240,318	$446,048	$852,403	$1,346,774
Vessel charter revenue	61,048	59,668	153,223	158,739
Other revenue	26,001	61,819	93,969	180,349
Total revenues	327,367	567,535	1,099,595	1,685,862

Operating expenses
Cost of sales (exclusive of depreciation and amortization shown separately below)	196,908	325,292	708,137	776,269
Vessel operating expenses	7,297	8,254	22,529	25,153
Operations and maintenance	58,520	32,062	173,294	139,902
Selling, general and administrative	86,050	82,388	202,577	223,720
Transaction and integration costs	19,649	3,154	106,964	6,285
Depreciation and amortization	50,474	35,364	156,401	123,268
Goodwill impairment expense	—	—	582,172	—
Asset impairment expense	10,353	1,484	127,911	5,756
Loss (gain) on sale	1,705	—	(470,994)	77,140
Total operating expenses	430,956	487,998	1,608,991	1,377,493
Operating (loss) income	(103,589)	79,537	(509,396)	308,369
Interest expense	210,562	71,107	630,664	228,850
Other (income) expense, net	(29,042)	(5,836)	(149,241)	60,630
Loss on extinguishment of debt, net	—	—	20,787	9,754
(Loss) income before income taxes	(285,109)	14,266	(1,011,606)	9,135
Tax provision	8,247	2,953	35,950	28,012
Net (loss) income	(293,356)	11,313	(1,047,556)	(18,877)

Net (loss) income attributable to common stockholders	$(299,970)	$8,138	$(1,055,176)	$(27,967)

Net (loss) income per share – basic	$(1.07)	$0.04	$(3.82)	$(0.14)
Net (loss) income per share – diluted	$(1.07)	$0.03	$(3.82)	$(0.15)

Weighted average number of shares outstanding – basic	281,121,646	205,071,771	276,381,199	205,068,178
Weighted average number of shares outstanding – diluted	281,121,646	208,880,044	276,381,199	206,836,683

Other comprehensive (loss) income:
Currency translation adjustment	$18,547	$(5,963)	$77,135	$(34,228)
Comprehensive (loss) income	(274,809)	5,350	(970,421)	(53,105)
Comprehensive loss (income) attributable to non-controlling interest	(6,252)	(2,563)	(8,515)	(6,756)
Comprehensive (loss) income attributable to stockholders	$(281,061)	$2,787	$(978,936)	$(59,861)
The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three and nine months ended September 30, 2025 and 2024
(Unaudited, in thousands of U.S. dollars, except share amounts)

	Series B convertible preferred stock		Class A common stock				Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive income	Non-controlling Interest	Total stockholders’ equity
	Shares	Amount	Shares		Amount
Balance as of December 31, 2024	96,746	$90,570	266,459,093		$2,664		$1,674,312	$196,363	$3,089	$122,660	$1,999,088
Net income (loss)	—	—	—		—		—	(199,581)	—	2,208	(197,373)
Other comprehensive income (loss)	—	—	—		—		—	—	23,582	671	24,253
Share-based compensation expense	—	—	—		—		(229)	—	—	—	(229)
Class A stock issued, net of issuance costs	—	—	661,207		7		363	—	—	—	370
Acquisition of non-controlling interest	—	—	—		—		(1,356)	—	—	534	(822)
Issuance of shares for vested share-based compensation awards	—	—	31,814		—		—	—	—	—	—
Shares withheld from employees related to share-based compensation, at cost	—	—	(13,086)		—		(159)	—	—	—	(159)
Conversion of Series B convertible preferred stock	(60,000)	(49,969)	6,651,511		67		49,898	—	—	—	49,965
Dividends	—	107	—		—		—	(548)	—	(3,019)	(3,567)
Balance as of March 31, 2025	36,746	$40,708	273,790,539		$2,738		$1,722,829	$(3,766)	$26,671	$123,054	$1,871,526
Net income (loss)	—	—	—		—		—	(554,631)	—	(2,196)	(556,827)
Other comprehensive income (loss)	—	—	—		—		—	—	32,755	1,580	34,335
Share-based compensation expense	—	—	—		—		5,250	—	—	—	5,250
Issuance of shares for vested share-based compensation awards	—	—	720,642		7		—	—	—	—	7
Shares withheld from employees related to share-based compensation, at cost	—	—	(309,718)		(3)		(1,648)	—	—	—	(1,651)
Dividends	—	446	—		—		(446)	—	—	—	(446)
Balance as of June 30, 2025	36,746	$41,154	274,201,463		$2,742		$1,725,985	$(558,397)	$59,426	$122,438	$1,352,194
Net income (loss)	—	—	—		—		—	(299,660)	—	6,304	(293,356)
Other comprehensive income (loss)	—	—	—		—		—	—	18,599	(52)	18,547
Share-based compensation expense	—	—	—		—		5,544	—	—	—	5,544
Conversion of Series B convertible preferred stock	(36,746)	(41,464)	10,351,348	—	104	—	41,361	—	—	—	41,465
Dividends	—	310	—		—		(310)	—	—	—	(310)
Balance as of September 30, 2025	—	$—	284,552,811		$2,846		$1,772,580	$(858,057)	$78,025	$128,690	$1,124,084

	Series A convertible preferred stock		Class A common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Non- controlling interest		Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	—	$—	205,031,406	$2,050	$1,038,530	$527,986	$71,528	$137,775		$1,777,869
Net income	—	—	—	—	—	54,081	—	2,589		56,670
Other comprehensive income	—	—	—	—	—	—	(7,349)	(359)		(7,708)
Share-based compensation expense	—	—	—	—	5,248	—	—	—		5,248
Issuance of shares for vested share-based compensation awards	—	—	14,126	—	—	—	—	—		—
Shares withheld from employees related to share-based compensation, at cost	—	—	(3,708)	—	(126)	—	—	—		(126)
Issuance of Series A convertible preferred stock, net	96,746	96,513	—	—	—	—	—	—		—
Dividends	—	142	—	—	—	(20,645)	—	(11,681)		(32,326)
Balance as of March 31, 2024	96,746	$96,655	205,041,824	$2,050	$1,043,652	$561,422	$64,179	$128,324		$1,799,627
Net income	—	—	—	—	—	(88,854)	—	1,994		(86,860)
Other comprehensive income	—	—	—	—	—	—	(20,526)	(31)		(20,557)
Share-based compensation expense	—	—	—	—	20,064	—	—	—		20,064
Issuance of shares for vested share-based compensation awards	—	—	34,578	—	—	—	—	—		—
Shares withheld from employees related to share-based compensation, at cost	—	—	(11,074)	—	(290)	—	—	—		(290)
Dividends	—	1,190	—	—	—	(21,697)	—	(3,019)		(24,716)
Balance as of June 30, 2024	96,746	$97,845	205,065,328	$2,050	$1,063,426	$450,871	$43,653	$127,268		$1,687,268
Net income	—	—	—	—	—	9,299	—	2,014		11,313
Other comprehensive income	—	—	—	—	—	—	(6,512)	549		(5,963)
Share-based compensation expense	—	—	—	—	22,543	—	—	—		22,543
Issuance of shares for vested share-based compensation awards	—	—	5,331	—	—	—	—	—		—
Shares withheld from employees related to share-based compensation, at cost	—	—	(1,299)	—	(19)	—	—	—		(19)
Dividends	—	(1,290)	—	—	—	(21,668)	—	(3,019)		(24,687)
Balance as of September 30, 2024	96,746	$96,555	205,069,360	$2,050	$1,085,950	$438,502	$37,141	$126,812	$—	$1,690,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy Inc.
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2025 and 2024
(Unaudited, in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net (loss)	$(1,047,556)	$(18,877)
Adjustments for:
Amortization of deferred financing costs and debt guarantee, net	47,452	18,841
Depreciation and amortization	183,377	123,981
Deferred taxes	(15,495)	(14,155)
Share-based compensation	10,565	47,855
Goodwill impairment expense	582,172	—
Asset impairment expense	127,911	5,756
Loss on extinguishment of debt	20,787	9,754
(Gain) loss on sale	(470,994)	77,140
(Earnings) recognized from vessels chartered to third parties transferred to Energos	(24,856)	(72,539)
Other	(659)	50,026
Changes in operating assets and liabilities, net of Jamaica Business disposition:
(Increase) in receivables	(164,452)	(95,928)
(Increase) decrease in inventories	(27,653)	23,132
(Increase) in other assets	(81,184)	(53,989)
Decrease in right-of-use assets	51,738	145,371
Increase in accounts payable/accrued liabilities	326,521	30,168
(Decrease) in lease liabilities	(67,816)	(150,251)
(Decrease) increase in other liabilities	(25,045)	19,915
Net cash (used in) provided by operating activities	(575,187)	146,200

Cash flows from investing activities
Capital expenditures	(758,457)	(1,781,278)
Sale of Jamaica Business	949,456	—
Sale of equity method investment	—	136,365
Asset sales	—	328,999
Other investing activities	4,654	7,360
Net cash provided by (used in) investing activities	195,653	(1,308,554)

Cash flows from financing activities
Proceeds from borrowings of debt	1,375,495	3,594,229
Repayment of debt	(1,592,321)	(2,342,847)
Payment of deferred financing costs	(27,781)	(76,759)
Payment of dividends	(3,019)	(61,322)
Other financing activities	(6,644)	(12,424)
Net cash (used in) provided by financing activities	(254,270)	1,100,877
Impact of changes in foreign exchange rates on cash and cash equivalents	57,568	(12,614)
Net (decrease) in cash, cash equivalents and restricted cash	(576,236)	(74,091)
Cash, cash equivalents and restricted cash – beginning of period	965,577	310,814
Cash, cash equivalents and restricted cash – end of period	$389,341	$236,723

Supplemental disclosure of non-cash investing and financing activities:
Changes in accounts payable and accrued liabilities associated with construction in progress and property, plant and equipment additions	$(163,921)	$134,069
Accounts payable and accrued liabilities associated with construction in progress and property, plant and equipment additions	295,174	877,210
Principal payments on financing obligation to Energos by third party charters	(16,567)	(6,108)
Proceeds held in escrow	98,635	—
Fair value of contingent payments in the Lins Acquisition	—	8,080
Class A convertible preferred stock issued and debt assumed in the PortoCem Acquisition	—	(125,198)
The following table identifies the balance sheet line-items included in Cash and cash equivalents and Restricted cash presented in the Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2025	2024
Cash and cash equivalents	$145,237	$90,842
Restricted cash	244,104	145,881
Cash, cash equivalents and restricted cash – end of period	$389,341	$236,723

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
The accompanying unaudited interim condensed consolidated financial statements contained herein were prepared on the basis that the Company will continue as a going concern over the next twelve months from the date of their issuance, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's going concern assessment included the following considerations:
•The Company recognized operating losses and negative operating cash flows during each of the first three quarters of 2025, with this decline in earnings accelerating in the second quarter of 2025. The Company’s forecasted cash flows are expected to be impacted by, among other things, reduced earnings following the sale of the Jamaica Business and increased interest expense.
•In November 2025, the Company entered into amendments to the Revolving Credit Agreement, the Letter of Credit Agreement and the Term Loan A Credit Agreement (each as defined in the Annual Report) to, among other things, (a) in the case of the Letter of Credit Facility (as defined in the Annual Report), extend the maturity date of the facility to March 31, 2026, (b) provide for a covenant holiday with respect to (x) the consolidated first lien debt ratio and fixed charge coverage ratio covenants contained therein for the fiscal quarter ended September 30, 2025 (or in the case of the Letter of Credit Facility, also provide for a covenant holiday for the fiscal quarter ending December 31, 2025) and (y) the minimum liquidity requirement contained therein for the fiscal quarter ending December 31, 2025 (or in the case of the Letter of Credit Facility, remove the fiscal quarter minimum liquidity test altogether), (c) remove certain flexibility the Company and its subsidiaries had to pay dividends and other distributions, and (d) restrict the ability for the Company or any of its subsidiaries to make payments of principal or interest accruing on certain outstanding indebtedness, including the November 17, 2025 interest payment on the New 2029 Notes (as defined in the Annual Report).
•The Company also does not expect to be in compliance with the consolidated first lien debt ratio and fixed charge coverage ratio under the Revolving Credit Agreement and the Term Loan A Credit Agreement for the fiscal quarter ending December 31, 2025. If the Company does not enter into an agreement with the lenders under the Revolving Facility (as defined in the Annual Report) and the Term Loan A Credit Agreement to provide for a covenant holiday or other covenant relief for the fiscal quarter ending December 31, 2025, by the time the Company furnishes to the administrative agents for the Revolving Facility and Term Loan A Credit Agreement audited financial statements for such fiscal year, the lenders would have the right to accelerate the repayment of the outstanding principal under the Revolving Facility and Term Loan A Credit Agreement. If the lenders choose to exercise such rights under those facilities, substantially all of the Company’s outstanding indebtedness could be accelerated, and the Company would not have sufficient liquidity or capital resources to satisfy its outstanding principal obligations.
•NFE Financing LLC, a subsidiary of the Company (the “New 2029 Notes Issuer”), did not make the interest payment of $163,808 due to holders of the New 2029 Notes on November 17, 2025. An event of default under the indenture governing the New 2029 Notes will arise on November 20, 2025, when the contractual grace period for interest payments on such notes expires. On November 18, 2025, the Company and certain of its subsidiaries, including the New 2029 Notes Issuer, entered into a forbearance agreement with the beneficial holders of greater than 70% of the New 2029 Notes (the “New 2029 Notes Forbearance Agreement”), pursuant to which such beneficial holders agreed to forbear from accelerating or exercising remedies in respect of such event of default. Unless earlier terminated, the New 2029 Notes Forbearance Agreement will terminate on December 15, 2025. Upon the termination of the New 2029 Notes Forbearance Agreement, if a further forbearance or debt restructuring is not agreed to, the holders of the New 2029 Notes could accelerate the outstanding principal balance of the New 2029 Notes, in which case substantially all of the Company's other outstanding debt would become payable on demand. The New 2029 Notes Forbearance Agreement contains conditions, covenants, termination rights and other provisions customary for forbearance agreements of that type.
•The Company was required to provide a $79,100 bank guarantee to holders of the PortoCem Debentures on or before August 17, 2025; this guarantee was not provided by the deadline, and as a result, a majority of debenture holders had the right to call for a meeting of holders and declare an event of early maturity. On October 11, 2025, the debenture holders unanimously permanently waived their ability to declare an early maturity event due to the failure to provide the bank guarantee. The remaining $79,100 bank guarantee is now due on or before May 10, 2026, and if this guarantee or an equivalent amount of equity contribution to the project company is not made by this date, an automatic early maturity event will exist under the amended debenture agreement. The Company is discussing providing this bank guarantee with its creditors under new credit arrangements, and should additional financing or credit capacity be provided under new credit agreements, the Company intends to comply with the requirements of the waiver. However, based on the Company's current liquidity, the Company determined that it is not currently probable that the bank guarantee can be provided absent an agreement with its existing creditors or new lenders. If such automatic early maturity event were to occur, substantially all of the Company’s outstanding indebtedness would be payable on demand.
•As of September 30, 2025, the Company has $510,879 of aggregate principal amount outstanding under the 2026 Notes, which mature on September 30, 2026. If more than $100,000 of the 2026 Notes remain outstanding 91 days prior to the maturity date (the "Springing Maturity Date"), the outstanding principal of $2,730,127 under the New 2029 Notes becomes due. If any of the 2026 Notes remain outstanding on the Springing Maturity Date, the outstanding balance under the Revolving Facility becomes due. As of September 30, 2025, the Revolving Facility was fully drawn with $660,400 in revolving loans plus $69,533 in letters of credit. Additionally, if any of the 2026 Notes remain outstanding on July 31, 2026, the outstanding principal under the Term Loan B (as defined below) becomes due. Also, if any of the 2026 Notes remain outstanding 60 days prior to the maturity date of the 2026 Notes, the outstanding principal under the Term Loan A Credit Agreement become due. As of September 30, 2025, there was $295,000 outstanding under the Term Loan A Credit Agreement and $1,266,078 outstanding under the Term Loan B.
As such, management has concluded that, the Company’s current liquidity and forecasted cash flows from operations are not probable to be sufficient to support, in full, its obligations as they become due, and there is substantial doubt as to the Company’s ability to continue as a going concern.
Should the Company not be in compliance with covenants in the Revolving Credit Agreement and Term Loan A Credit Agreement in the future, the Company will engage in negotiations with these lenders to obtain a waiver to avoid acceleration of outstanding balances. Additionally, should the Company not provide the additional bank guarantee to holders of the PortoCem Debentures by the required date, the Company will engage with these holders to avoid an event of early maturity. The Company has also initiated a process to evaluate strategic alternatives and has retained a financial advisor to assist in this evaluation. The Company, along with its advisors, is considering all options available, including asset sales, capital raising, debt amendments and refinancing transactions, or other strategic transactions that seek to provide additional liquidity and relief from acceleration under its debt agreements. If unsuccessful in these strategic alternatives, the Company may be required or compelled to pursue additional restructuring initiatives to preserve value and optionality, including possible out of court restructurings, or in-court relief, in the U.K. or the U.S., which could have a material and adverse impact on stockholders. There are inherent uncertainties as the outcome of these negotiations and potential transactions described above are outside management’s control, and therefore there are no assurances that management will be successful in these negotiations and that any of these potential transactions will occur. In addition, there can be no assurances that these transactions will sufficiently improve the Company's liquidity or that the Company will otherwise realize the anticipated benefits.
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
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendment provides a practical expedient that allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. The amendments of the ASU should be applied prospectively and are effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company is currently evaluating the impact that the adoption of ASU 2025-05 may have on the Company's financial statements and disclosures.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). The amendments remove all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40 and specify that the disclosures in Subtopic 360-10, Property,

Plant, and Equipment—Overall, are required for all capitalized internal-use software costs, regardless of how those costs are presented in the financial statements. The amendments are effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The amendments can be applied prospectively, on a modified retrospective basis, or retrospectively. The Company is currently evaluating the impact that the adoption of ASU 2025-06 may have on the Company's financial statements and disclosures.
In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606). The amendments provide a scope exception to exclude from derivative accounting nonexchange-traded contracts with underlyings that are based on operations or activities specific to one of the parties to the contract. The amendments are effective for annual periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The amendments can be applied prospectively or on a modified retrospective basis. The Company is currently evaluating the impact that the adoption of ASU 2025-07 may have on the Company's financial statements and disclosures.
The Company has reviewed all other recently issued accounting pronouncements and concluded that such pronouncements are either not applicable to the Company or no material impact is expected in the consolidated financial statements as a result of future adoption.
4. Dispositions
Jamaica business sale
In March 2025, the Company entered into an equity and asset purchase agreement (the “EAPA”) to sell the Company’s Jamaica business, including operations at the LNG import terminal in Montego Bay, the offshore floating storage and regasification terminal in Old Harbour and the 150 megawatt Combined Heat and Power Plant in Clarendon, along with the associated infrastructure (the "Jamaica Business") to Excelerate Energy Limited Partnership (“EELP”), a subsidiary of Excelerate Energy, Inc. for cash consideration of $1,055,000, inclusive of certain purchase price adjustments.
On May 14, 2025, the Company completed the sale of the Jamaica Business. After the repayment of all outstanding South Power Bonds in the amount of $227,157 (Note 19) and payment of certain transaction costs in the amount of $50,903, the Company received net proceeds of approximately $678,480, with an additional $98,635 of proceeds held in escrow. During the third quarter of 2025, EELP delivered a closing statement to the Company as required under the EAPA, and this closing statement included changes to the purchase price and preliminary net working capital amounts that could result in a material payment to EELP. The Company has delivered a response to the initial closing statement, and recorded a reserve against the $4,000 proceeds held in escrow for estimated purchase price adjustment and an accrual of $5,262 has been recorded for estimated amount due to EELP as of September 30, 2025. The Company may incur additional liability due to EELP up to $27,730 as both parties continue with their reviews during the purchase price adjustment period.
As of September 30, 2025, proceeds held in escrow of $77,635 are presented within Prepaid expenses and other current assets, net (Note 11) relating to certain indemnification matters, which are expected to resolve within the next 12 months. The remaining proceeds held in escrow relating to indemnifications for certain tax related matters are presented within Other non-current assets, net (Note 16) on the Condensed Consolidated Balance Sheets as these proceeds are expected to be released to the Company during the year ending December 31, 2029.
The book value of the Jamaica Business at the time of sale was $569,797 and the Company recognized a gain of $470,994 during the nine months ended September 30, 2025, which is presented in (Gain) loss on sale in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company incurred $71,080 of transaction costs directly attributable to the sale, including fees for novating a vessel charter to the buyer and contingent fees due to the Company's advisors. These transaction costs are presented within Transactions and integration costs in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company also recognized guarantee liabilities of $4,659 associated with the escrow indemnification matters, which are presented within Other current liabilities and Other non-current liabilities on the Condensed Consolidated Balance Sheets. The divestiture did not meet the criteria to be reported as discontinued operations as it did not represent a strategic shift for the Company. Until the date of sale, the

Company reported the operating results for the Jamaica Business in the Company’s Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income in the Terminals and Infrastructure segment.
The following is a summary of the carrying amounts of the major classes of assets and liabilities as of closing:

May 14, 2025
Assets
Current:
Cash and cash equivalents	$6,421
Restricted cash	650
Receivables, net of allowances	65,330
Inventory	24,373
Prepaid expenses and other current assets, net	4,885
Total current assets	101,659
Non-current:
Construction in progress	1,934
Property, plant and equipment, net	305,982
Right-of-use assets	144,719
Intangible assets, net	623
Goodwill	184,620
Deferred tax assets, net	13,937
Other non-current assets, net	33,872
Total non-current assets	$685,687
Total assets	$787,346

Liabilities
Current:
Accounts payable	$8,922
Accrued liabilities	12,975
Current lease liabilities	19,805
Other current liabilities	6,176
Total current liabilities	47,878
Non-current:
Non-current lease liabilities	122,085
Deferred tax liabilities, net	42,197
Other long-term liabilities	5,389
Total non-current liabilities	$169,671
Total liabilities	$217,549

The following is a summary of the income from continuing operations before taxes for the operations of the Jamaica Business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income from continuing operations before taxes	$—	$17,497	$15,171	$38,055
Equipment sale
In March 2024, the Company completed a series of transactions that included the sale of turbines and related equipment to the Puerto Rico Electric Power Authority ("PREPA") under an Asset Purchase Agreement ("APA"). The book value of the turbines and equipment at the time of sale was $368,799, and the Company recognized a loss of $77,530 during the nine months ended September 30, 2024 in Loss (gain) on sale in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
The Company's contract to provide emergency power services to support the grid stabilization project was also terminated as part of the sale transaction. All unrecognized contract liabilities and cost to fulfill at the time of termination were recognized in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company believes that there are remedies available under the customer contract, and is currently in pursuit of these remedies. As the result of this process is uncertain, any transaction price associated with closing this contract has been fully constrained. In March 2024, the Company was awarded a gas sale agreement with PREPA pursuant to which the Company provides gas supply to the sold turbines, which expired in March 2025. During 2025, the Company and PREPA agreed to a series of short-term extensions of the gas supply agreement while working towards a long-term solution that is in the best interests of both parties and achieves our mutual goal of sustained, efficient power generation for Puerto Rico. In September 2025, both parties reached agreement on contract terms for the long-term supply of LNG to Puerto Rico, which the Financial Oversight and Management Board of Puerto Rico ("FOMB") then made further comments. The Parties remain in negotiations to finalize the new gas supply agreement and submit it for review and approval by the FOMB. The current gas supply agreement is extended on a weekly basis until the new gas supply agreement is approved by the FOMB. There can be no assurances that the long-term gas sale agreement will be executed, and to the extent the Company is not able to execute such an agreement, the Company's future results of operations could be adversely impacted and the impact could be material.
5. Variable Interest Entities
The Company has formed a partnership ("SCP") with an energy trader to structure a power trading operation to fulfill certain of the Company's current year power purchase agreement operations. The Company holds an 87.5% partnership interest in SCP with the remaining interest held by the local energy trader. SCP determines the results of the structured trading operation and distributes any profits to the partners pro-ratably based on the ownership percentage, and the Company is responsible for any losses incurred in the structured operation. The Company has determined that SCP is a Variable Interest Entity ("VIE") and consolidates the results of operations of SCP as the Company is the primary beneficiary of the VIE; accordingly, SCP has been presented on a consolidated basis in the accompanying unaudited interim condensed consolidated financial statements.
As of September 30, 2025, the Condensed Consolidated Balance Sheet includes a receivable of $60,251 of SCP based on the estimated results. For the three and nine months ended September 30, 2025, the Company recognized estimated results of the trading operation of $59,739, which was recorded as a reduction of cost within Cost of sales in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The local energy trader's share of these results of $7,028 is included in Comprehensive income (loss) attributable to non-controlling interest in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
6. Revenue recognition
Operating revenue in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income includes revenue from sales of LNG and natural gas as well as outputs from the Company’s natural gas-fueled power generation facilities, including power and steam, and the sale of LNG cargos. LNG cargo sales for the nine months ended

September 30, 2025 was $207,035; no LNG cargo sale revenue was recognized in the third quarter of 2025. LNG cargo sales for both the three and nine months ended September 30, 2024 were $174,570 and $199,072, respectively.
The table below summarizes the activity in Other revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income and other revenue	$47	$2,600	$11,496	$12,276
Operation and maintenance revenue	25,954	59,219	82,473	168,073
Total other revenue	$26,001	$61,819	$93,969	$180,349
Operation and maintenance revenue is recognized by the Company's subsidiary, Genera PR LLC ("Genera"), under its contract for the operation and maintenance of PREPA's thermal generation assets. Under this agreement, Genera is paid a fixed annual fee and reimbursed for pass-through expenses, including payroll expenses of Genera employees. Amounts recognized in the three and nine months ended September 30, 2025 include fixed fees and reimbursement of pass-through expenditures.

Under most customer contracts, invoicing occurs once the Company’s performance obligations have been satisfied, at which point payment is unconditional. As of September 30, 2025 and December 31, 2024, receivables related to revenue from contracts with customers totaled $328,833 and $330,944, respectively, and were included in Receivables, net on the Condensed Consolidated Balance Sheets, net of current expected credit losses of $21,820 and $13,629, respectively. Other items included in Receivables, net that are not related to revenue from contracts with customers represent lease receivables and receivables due under the structured trading operation (Note 5), which are accounted for outside the scope of ASC 606.
Contract assets include unbilled amounts resulting from contracts with variable considerations, in which the performance obligation is satisfied and revenue is recognized. The Company has recognized contract liabilities, comprised of unconditional payments due or paid under the contracts with customers prior to the Company’s satisfaction of the related performance obligations. The contract assets and contract liabilities balances as of September 30, 2025 and December 31, 2024 are detailed below:

	September 30, 2025	December 31, 2024
Contract assets, net - current	$36,811	$44,902
Contract assets, net - non-current	10,375	20,270
Total contract assets, net	$47,186	$65,172

Contract liabilities, net - current	$12,144	$14,415
Contract liabilities, net - non-current	10,125	11,750
Total contract liabilities, net	$22,269	$26,165

Revenue recognized in the year from:
Amounts included in contract liabilities at the beginning of the year	$3,173	$82,454
Contract assets are presented net of expected credit losses of $758 and $158 as of September 30, 2025 and December 31, 2024, respectively.
The Company has recognized costs to fulfill contracts with customers, which primarily consist of expenses required to enhance resources to deliver under agreements with these customers. These costs can include set-up and mobilization costs incurred ahead of the service period, and such costs will be recognized on a straight-line basis over the expected terms of the agreement. As of September 30, 2025, the Company has capitalized $12,427, of which $1,602 of these costs is presented within Prepaid expenses and other current assets, net and $10,825 is presented within Other non-current assets, net on the Condensed Consolidated Balance Sheets. As of December 31, 2024, the Company had capitalized $22,797, of which $2,205 of these costs was presented within Prepaid expenses and other current assets, net and $20,592 was presented within Other non-current assets, net on the Condensed Consolidated Balance Sheets.
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

Period	Revenue
Remainder of 2025	$52,335
2026	372,586
2027	455,024
2028	443,972
2029	432,952
Thereafter	6,793,886
Total	$8,550,755
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
Vessels included in the Energos Formation Transaction, including those vessels chartered to third parties, continue to be recognized on the Condensed Consolidated Balance Sheets; see Vessels in Note 13. The Company entered into sub-charter agreements for Energos Eskimo, Energos Winter and Energos Freeze that commenced during 2025. These vessels are also included in the table below. The carrying amount of vessels that are leased or sub-chartered to third parties under operating leases is as follows:

	September 30, 2025	December 31, 2024
Property, plant and equipment	$816,229	$602,192
Accumulated depreciation	(145,121)	(83,135)
Property, plant and equipment, net	$671,108	$519,057
The components of lease income from vessel operating leases for the three and nine months ended September 30, 2025 and 2024 are shown below. As the Company has not recognized the sale of all of the vessels included in the Energos Formation Transaction, the operating lease income shown below for the three and nine months ended September 30, 2025 includes revenue of $20,643 and $80,414, respectively, from third-party charters of vessels included in the Energos Formation Transaction. The operating lease income shown below for the three and nine months ended September 30, 2024 includes revenue of $17,407 and $102,569, respectively, from third-party charters of vessels included in the Energos Formation Transaction.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease income	$53,606	$50,537	$138,744	$143,840
Variable lease income	7,442	9,131	14,479	14,899
Total operating lease income	$61,048	$59,668	$153,223	$158,739
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
As of September 30, 2025 and December 31, 2024, ROU assets, current lease liabilities and non-current lease liabilities consisted of the following:

	September 30, 2025	December 31, 2024
Operating right-of-use-assets	$400,992	$599,937
Finance right-of-use-assets (1)	17,391	18,796
Total right-of-use assets	$418,383	$618,733

Current lease liabilities:
Operating lease liabilities	$59,618	$124,391
Finance lease liabilities	4,082	3,971
Total current lease liabilities	$63,700	$128,362
Non-current lease liabilities:
Operating lease liabilities	$327,248	$471,961
Finance lease liabilities	823	3,200
Total non-current lease liabilities	$328,071	$475,161
(1) Finance lease ROU assets are recorded net of accumulated amortization of $8,514 and $8,134, respectively, as of September 30, 2025 and December 31, 2024.
For the three and nine months ended September 30, 2025 and 2024, the Company’s operating lease cost recorded within the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fixed lease cost	$14,675	$44,501	$91,604	$120,749
Variable lease cost	1,415	—	1,188	2,709
Short-term lease cost	238	1,870	1,748	8,460

Lease cost - Cost of sales	$11,367	$43,790	$81,234	$109,798
Lease cost - Operations and maintenance	2,766	1,104	8,591	16,250
Lease cost - Selling, general and administrative	2,195	1,477	4,715	5,870
For the three months ended September 30, 2025 and 2024, the Company has capitalized $12,136 and $9,522 of lease costs, respectively. For the nine months ended September 30, 2025 and 2024, the Company has capitalized $19,273 and $46,659 of lease costs, respectively. Capitalized costs include vessels and port space used during the commissioning of development projects. Short-term lease costs for vessels chartered by the Company to transport inventory from a supplier’s facilities to the Company’s storage locations are capitalized to inventory.
The Company has leases of ISO tanks and a parcel of land that are recognized as finance leases. For the three and nine months ended September 30, 2025 and 2024, the Company’s finance interest expense and amortization recorded in Interest expense and Depreciation and amortization, respectively, within the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense related to finance leases	$64	$150	$231	$872
Amortization of right-of-use asset related to finance leases	369	471	1,113	5,795
Cash paid for operating leases is reported in operating activities in the Condensed Consolidated Statements of Cash Flows. Supplemental cash flow information related to leases was as follows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Operating cash outflows for operating lease liabilities	$130,948	$141,021
Financing cash outflows for finance lease liabilities	2,493	6,713
Right-of-use assets obtained in exchange for new operating lease liabilities	—	206,344
The future payments due under operating and finance leases as of September 30, 2025 are as follows:

	Operating Leases	Financing Leases
Due remainder of 2025	$31,036	$1,755
2026	88,264	2,577
2027	88,301	89
2028	86,817	89
2029	62,781	89
Thereafter	196,687	763
Total lease payments	$553,886	$5,362
Less: effects of discounting	167,020	457
Present value of lease liabilities	$386,866	$4,905

Current lease liability	$59,618	$4,082
Non-current lease liability	327,248	823
As of September 30, 2025, the weighted average remaining lease term for operating leases was 7.2 years and finance leases was 3.1 years. The weighted average discount rate associated with operating leases as of September 30, 2025 was 10.8% and as of December 31, 2024 was 10.3%. The weighted average discount rate associated with finance leases as of September 30, 2025 was 5.4% and as of December 31, 2024 was 5.2%. As the Company generally does not have access to the rate implicit in the lease, the incremental borrowing rate is utilized as the discount rate.
8. Financial instruments
Foreign currency risk management
During 2024, the Company entered into a series of foreign exchange forward contracts and zero-cost collars to reduce exchange rate risk associated with U.S. dollar borrowings and expected capital expenditures. As of September 30, 2025, the notional amount of outstanding foreign exchange contracts was approximately $12,900. These instruments are expected to settle through the third quarter of 2026. The amount of loss (gain) recognized in Other (income) expense, net in the

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2025 and 2024 is as follows:

Financial instrument	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Foreign exchange forward contracts	$—	$2,242	$13,993	$(902)
Zero-cost collar options	677	2,369	4,942	(4,581)
Total	677	4,611	18,935	(5,483)
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
The Company uses the market approach when valuing investment in equity securities and foreign exchange forward contracts which are recorded in Prepaid expenses and other current assets, net, Other non-current assets, net, and Other current liabilities on the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024.
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
The following table presents the Company’s financial assets and financial liabilities, including those that are measured at fair value, as of September 30, 2025 and December 31, 2024:

	Level 1	Level 2	Level 3	Total
September 30, 2025
Assets
Investment in equity securities	$—	$—	$8,678	$8,678
Foreign exchange contracts	—	437	—	437

Liabilities
Contingent consideration derivative liabilities	—	—	35,147	35,147
Embedded contingent interest derivative	—	—	119	119

December 31, 2024
Assets
Investment in equity securities	$—	$—	$8,678	$8,678
Foreign exchange contracts	—	22,055	—	22,055

Liabilities
Foreign exchange contracts	—	1,168	—	1,168
Contingent consideration derivative liabilities	—	—	41,984	41,984
Embedded contingent interest derivative	—	—	10,629	10,629
The Company believes the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of September 30, 2025 and December 31, 2024 and are classified as Level 1 within the fair value hierarchy.
The table below summarizes the total (gains) losses for instruments measured at Level 3 in the fair value hierarchy. The (gains) losses for contingent consideration derivative liabilities and embedded contingent interest derivative are recorded within Other (income) expense, net, and Interest expense, net, respectively, in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2025 and 2024 as shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Unrealized (gain) loss
Contingent consideration derivative liabilities	$(1,825)	$(2,723)	$(8,029)	$(5,027)
Embedded contingent interest derivative	(4,671)	—	(10,510)	—
Realized (gain) loss
Contingent consideration derivative liabilities	1,116	—	1,116	—
During the three and nine months ended September 30, 2025 and 2024, the Company had no transfers in or out of Level 3 in the fair value hierarchy. During the first quarter of 2024, the Company sold substantially all of its investment in Energos;

this investment had been accounted for as an equity method investment. The Company retained an investment in Energos valued at $1,000, which is shown as a Level 3 investment in equity securities in the table above.
9. Restricted cash
As of September 30, 2025 and December 31, 2024, restricted cash consisted of the following:

	September 30, 2025	December 31, 2024
Cash restricted under the terms of loan agreements	$203,890	$422,098
Collateral for letters of credit and performance bonds	40,214	50,598
Total restricted cash	$244,104	$472,696
Uses of cash proceeds under the BNDES Term Loan, Brazil Financing Notes and PortoCem Debentures (see Note 19) are restricted to certain payments to construct the Company's power plants in Brazil.
10. Inventory
As of September 30, 2025 and December 31, 2024, inventory consisted of the following:

	September 30, 2025	December 31, 2024
LNG and natural gas inventory	$90,522	$67,232
Automotive diesel oil inventory	844	7,934
Bunker fuel, materials, supplies and other	17,913	28,058
Total inventory	$109,279	$103,224
Inventory is adjusted to the lower of cost or net realizable value each quarter. Changes in the value of inventory are recorded within Cost of sales in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. No adjustments were recorded during the three and nine months ended September 30, 2025 and 2024.
11. Prepaid expenses and other current assets
As of September 30, 2025 and December 31, 2024, prepaid expenses and other current assets consisted of the following:

	September 30, 2025	December 31, 2024
Prepaid expenses	$60,235	$28,667
Recoverable taxes	145,157	98,101
Contract assets (Note 6)	36,811	44,902
Proceeds held in escrow (Note 4)	77,635	—
Derivative asset	437	19,807
Short-term receivable	40,899	—
Other current assets	54,247	14,019
Total prepaid expenses and other current assets, net	$415,421	$205,496
In the fourth quarter of 2024, the Company novated an LNG supply contract to a customer. In conjunction with this novation, the Company agreed to guarantee the performance of the LNG supplier (Note 18). In exchange for this guarantee, the Company will receive payments totaling $126,668 from the counterparty. These payments will be made between the third quarter of 2026 through the first quarter of 2028, and a portion of the discounted value of the payment stream has been recorded as a receivable. The balance has been presented as short-term and long-term (Note 16) based on the expected timing of receipt.
Other current assets as of September 30, 2025 and December 31, 2024 primarily consists of deposits.
12. Construction in progress
The Company’s construction in progress activity during the nine months ended September 30, 2025 is detailed below:

September 30, 2025
Construction in progress as of December 31, 2024	$3,574,389
Additions	711,267
Asset impairment expense (Note 14)	(121,358)
Impact of currency translation adjustment	202,347
Assets placed in service	(141,961)
Dispositions (Note 4)	(1,934)
Construction in progress as of September 30, 2025	$4,222,750
Interest expense of $191,312 and $346,856, inclusive of amortized debt issuance costs, was capitalized for the nine months ended September 30, 2025 and 2024, respectively.
The Company has significant development activities in Latin America. The successful completion of these development projects is subject to various risks, such as obtaining government approvals, identifying suitable sites, securing financing and permitting, and ensuring contract compliance.
13. Property, plant and equipment, net
As of September 30, 2025 and December 31, 2024, the Company’s property, plant and equipment, net consisted of the following:

	September 30, 2025	December 31, 2024
LNG liquefaction facilities	$3,251,416	$3,316,504
Vessels	1,752,718	1,575,299
Terminal and power plant equipment	422,763	630,822
Gas pipelines	291,355	323,196
Power facilities	157,219	283,470
ISO containers and other equipment	46,104	66,766
Land	56,733	51,897
Leasehold improvements	49,007	49,862
Accumulated depreciation	(483,442)	(455,009)
Total property, plant and equipment, net	$5,543,873	$5,842,807
The book value of the vessels that was recognized due to the failed sale leaseback in the Energos Formation Transaction as of September 30, 2025 and December 31, 2024 was $1,383,000 and $1,272,334, respectively.
Depreciation expense for the three months ended September 30, 2025 and 2024 totaled $55,777 and $32,017, respectively, of which $8,260 and $217, respectively, is included within Cost of sales in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. Depreciation expense for the nine months ended September 30, 2025 and 2024 totaled $171,823 and $110,167, respectively, of which $26,975 and $712, respectively, is included within Cost of sales in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

14. Impairment of long-lived assets
The Company performs a recoverability assessment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
During the three and nine months ended September 30, 2025, the Company recognized asset impairment expenses of $10,353 and $127,911, respectively, in the Terminals and Infrastructure segment. Due to the goodwill impairment triggering event identified in May 2025 (Note 15), the Company performed a recoverability test of its long-lived assets, including ROU assets and definite lived intangible assets. This analysis uses estimated undiscounted cash flow projects expected to be generated over the remaining useful life of the primary asset of the asset group at the lowest level with identifiable cash flows that are independent of other assets. Based on the recoverability tests performed, the Company recorded an impairment charge of $117,311, primarily relating to the Lakach deepwater project in the amount of $47,294, and the development project in Pennsylvania in the amount of $48,155. The Company has determined that it was not probable that it would pursue development of the Lakach deepwater project, and after this impairment, there are no longer any costs capitalized for this project. In testing the recoverability of the capitalized costs for the development project in Pennsylvania, the Company used a range of possible outcomes (which included using the land for a potential data center project) and concluded that the asset group was not recoverable. Accordingly, the Company recognized an impairment charge to reduce the carrying value of the asset group to its estimated fair value. The determination of the estimated fair value of the asset group used analyses obtained from independent third-party valuation specialists based on market observable inputs, representing Level 2 assets determined based on Level 2 inputs. The Company recognized impairment expenses of $1,484 and $5,756, respectively, during the three and nine months ended September 30, 2024, primarily related to the sale of the Miami Facility.
The Company measures fair value of certain assets on a non-recurring basis when GAAP requires the application of fair value, including events or changes in circumstances that indicate that carrying amounts of assets may not be recoverable. Assets subject to these measurements include goodwill (Note 15), intangible assets, property, plant and equipment and leased assets. We record such assets at fair value when it is determined the carrying value may not be recoverable. Depending on the underlying nature of the asset group, fair value measurements for assets subject to impairment tests are determined using a market approach, which uses Level 2 inputs, including quoted prices for similar assets or market corroborated inputs; or an income approach, which uses Level 3 inputs, including assumptions as to future cash flows from operations of the underlying assets.
15. Goodwill and intangible assets
Goodwill
The Company reviews the carrying values of goodwill at least annually to assess impairment since these assets are not amortized. An annual impairment assessment is conducted as of October 1st of each year. Additionally, the Company reviews the carrying value of goodwill whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company will perform its annual goodwill impairment assessment as of October 1, 2025.
During the three months ended June 30, 2025, the Company identified an interim impairment triggering event due to the significant decline in the Company's stock price. Using level 3 inputs, the Company performed a quantitative assessment of each of the reporting units using the income approach, specifically a discounted cash flow method. This method required the Company to apply significant assumptions and unobservable inputs, including projected EBITDA, weighted average cost of capital ("WACC") (and estimates included in the WACC) and terminal growth rate. Based on the impairment assessment, the Company recorded an impairment charge in the Terminals and Infrastructure reporting unit primarily as a result of (i) the significant increase in the WACC which reflected a higher company specific risk premium, and (ii) a reduction in forecasted cash flows following changes in customer revenue projections and the timing of completion of development projects.
Below is a summary of the changes in the carrying value of goodwill by reportable segment for the nine months ended September 30, 2025:

	Terminals and infrastructure	Ships	Total
Balance as of December 31, 2024	$750,412	$15,938	$766,350
Adjustments	16,380	—	16,380
Divestitures (1)	(184,620)	—	(184,620)
Impairment losses	(582,172)	—	(582,172)
Balance as of September 30, 2025	$—	$15,938	$15,938
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
Intangible assets
The following tables summarize the composition of intangible assets as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Weighted Average Life
Definite-lived intangible assets
Acquired capacity reserve contract	$162,045	$(13,431)	$(9,823)	$138,791	17
Permits and development rights	61,894	(8,884)	2,249	55,259	34
Easements	660	(136)	—	524	30

Indefinite-lived intangible assets
Easements	1,191	—	56	1,247	n/a
Total intangible assets	$225,790	$(22,451)	$(7,518)	$195,821

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Weighted Average Life
Definite-lived intangible assets
Acquired capacity reserve contract	$162,045	$(5,942)	$(31,301)	$124,802	17
Favorable vessel charter contracts	17,700	(14,942)	—	2,758	4
Permits and development rights	61,894	(6,417)	(5,793)	49,684	34
Easements	1,555	(392)	—	1,163	30

Indefinite-lived intangible assets
Easements	1,191	—	(88)	1,103	n/a
Total intangible assets	$244,385	$(27,693)	$(37,182)	$179,510

Amortization expense for the three months ended September 30, 2025 and 2024 was $2,700 and $2,876, respectively. Amortization expense for the nine months ended September 30, 2025 and 2024 was $10,441 and $7,307, respectively.
In the third quarter of 2023, An Bord Pleanála (“ABP”), Ireland's planning commission, denied our application for the development of an LNG terminal and power plant. We challenged this decision, and in September 2024, the High Court of Ireland ruled that the ABP did not have appropriate grounds for the denial of our permit. In March 2025, ABP withdrew their appeal to the September 2024 High Court decision. ABP is now reconsidering our planning application in accordance with Irish Law. Further, in March 2025, An Coimisiún Pleanála (previously ABP) granted the Company's application to construct a 600 MW power plant and a separate application to construct the 220 kV electricity interconnect. The Company is able to fuel this power plant via the LNG marine import terminal, if approved, or using gas provided from the Company's permitted pipeline interconnection. The continued development of this project is uncertain and there are multiple risks, including regulatory risks, which could preclude the development of this project; however, management continues to assess all options in respect of future developments for the land held.
16. Other non-current assets, net

As of September 30, 2025 and December 31, 2024, Other non-current assets, net consisted of the following:

	September 30, 2025	December 31, 2024
Long term receivables (Note 11)	$78,767	$114,677
Cost to fulfill (Note 6)	10,825	20,592
Contract asset, net (Note 6)	10,375	20,270
Financing costs	21,473	57,568
Other	47,041	59,792
Total other non-current assets, net	$168,481	$272,899
Financing costs includes deferred costs associated with the Company's Revolving Facility. Other non-current assets includes the development costs for hosted software products, proceeds held in escrow from the sale of the Jamaica Business (Note 4), and investments in equity securities, which includes investments without a readily determinable fair value of $8,678 as of both September 30, 2025 and December 31, 2024. The Company has not recognized any gains or losses in the value of these investments during 2025.
17. Accrued liabilities
As of September 30, 2025 and December 31, 2024, Accrued liabilities consisted of the following:

	September 30, 2025	December 31, 2024
Accrued development costs	$78,838	$113,193
Accrued interest	212,210	84,566
Accrued bonuses	16,059	37,415
Accrued inventory	—	93,319
Other accrued expenses	181,798	62,866
Total accrued liabilities	$488,905	$391,359

18. Other current liabilities
As of September 30, 2025 and December 31, 2024, Other current liabilities consisted of the following:

	September 30, 2025	December 31, 2024
Guarantee liability	$40,899	$—
Derivative liabilities	31,248	29,417
Contract liabilities (Note 6)	12,144	14,415
Income tax payable	40,188	88,607
Due to affiliates	4,280	11,530
Other current liabilities	60,298	30,860
Total other current liabilities	$189,057	$174,829
In the fourth quarter of 2024, the Company novated an LNG supply contract to a customer. In conjunction with this novation, the Company agreed to guarantee the performance of the LNG supplier, and in exchange for this guarantee, the customer will make payments to the Company between the third quarter of 2026 through the first quarter of 2028 totaling $126,668 (Note 11). The Company recognized a guarantee liability, which has been presented as short-term and long-term (Note 20) based on the timing of performance by the LNG supplier.
19. Debt
As of September 30, 2025 and December 31, 2024, debt consisted of the following:

	September 30, 2025	December 31, 2024
Corporate debt
Senior Secured Notes, due November 2029	$2,726,248	$2,728,269
Senior Secured Notes, due September 2026	510,879	509,022
Senior Secured Notes, due March 2029	234,144	233,789
Revolving Facility	660,400	1,000,000
Term Loan B, due October 2028	1,159,210	776,353
Term Loan A, due July 2027	277,694	321,573
Short-term Borrowings	73,279	179,890
Sale leaseback financing
Vessel Financing Obligation, due August 2042	1,380,058	1,366,293
Tugboat Financing, due December 2038	45,814	46,224
Asset level financing
PortoCem Debentures, due September 2040	871,843	729,259
BNDES Term Loan, due October 2045	369,345	350,525
Brazil Financing Notes, due August 2029	371,530	—
Turbine Financing, due July 2027	135,961	142,549
EB-5 Loan, due July 2028	98,910	98,647
South Power 2029 Bonds, due May 2029	—	217,871
Barcarena Debentures, due October 2028	—	194,571
Total debt	$8,915,315	$8,894,835
Current portion of long-term debt	$6,579,321	$539,132
Long-term debt	2,335,994	8,355,703
Long-term debt is recorded at amortized cost on the Condensed Consolidated Balance Sheets. The fair value of the Company's long-term debt was $5,769,249 and $9,087,890 as of September 30, 2025 and December 31, 2024, respectively, and is classified as Level 2 within the fair value hierarchy. The Company's debt arrangements include cross-acceleration clauses whereby events of default under an individual debt agreement can lead to acceleration of principal under other debt arrangements.
The terms of the Company's debt instruments have been described in the Annual Report on Form 10-K. Significant changes to the Company's outstanding debt are described below.
New 2029 Notes and 2029 Notes
Interest payments are due on the New 2029 Notes semi-annually in May and November of each year, and an interest payment of $163,808 was due on November 17, 2025, with a contractual three-day grace period to November 20, 2025. Prior to the expiration of the contractual three-day grace period, the Company entered into a forbearance agreement with the beneficial holders of greater than 70% of the New 2029 Notes, pursuant to which the holders agreed to forbear from accelerating or exercising remedies in respect of an event of default that has arisen thereunder on account of the issuer’s failure to pay interest due on November 17, 2025. The term of the forbearance agreement is through December 15, 2025, and upon the termination of the forbearance agreement, if further forbearance or debt restructuring is not agreed to, the holders of the New 2029 Notes could accelerate the outstanding principal balance of the New 2029 Notes, in which case substantially all of the Company's other outstanding debt would become payable on demand. The New 2029 Notes Forbearance Agreement contains certain conditions, covenants, termination rights and other provisions customary for forbearance agreements of that type.
The Company does not expect to be in compliance with the consolidated first lien debt ratio and fixed charge coverage ratio covenants under the Revolving Credit Agreement and the Term Loan A Credit Agreement for the quarter ended December 31, 2025; see discussion below. The indenture governing the New 2029 Notes contains cross-default provisions that would automatically accelerate the maturity date of all outstanding balances under the New 2029 Notes upon an event of default in the Revolving Credit Agreement and Term Loan A Credit Agreement due to a covenant violation. As such, the outstanding principal balance of the New 2029 Notes has been presented as a current liability.
The indenture governing the 2029 Notes (as defined in the Annual Report) contains cross acceleration provisions that would allow these lenders to accelerate the maturity date of outstanding principal balances under the 2029 Notes upon an acceleration of outstanding principal balances under Revolving Facility and Term Loan A Credit Agreement due to a covenant violation. As such, the outstanding principal balance of the 2029 Notes has been presented as a current liability.
Revolving Facility
In May 2025, the Company entered into an amendment to the Revolving Credit Agreement to, among other things, (i) provide for a covenant holiday with respect to the consolidated first lien debt ratio and fixed charge coverage ratio contained therein for the fiscal quarter ending June 30, 2025, (ii) permit $270,000 of proceeds from the sale of the Jamaica Business to be used to prepay and terminate a portion of loans and commitments currently outstanding and otherwise not require the proceeds of the sale of the Jamaica Business to be used to prepay loans and commitments, (iii) provide that the asset sale sweep mandatory prepayment will no longer apply once aggregate commitments are reduced to $550,000 and (iv) restrict the Company from prepaying the 2026 Notes in excess of $200,000 other than to avoid springing maturities unless any such prepayment is made using proceeds from refinancing indebtedness or capital contributions.
In May 2025, the Company repaid $270,000 of outstanding balance under the Revolving Facility which permanently reduced the borrowing capacity to $730,000. As a result, the Company recognized a Loss on extinguishment of debt, net of $10,634 in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income representing write-off of unamortized deferred financing costs. As of September 30, 2025, total remaining unamortized deferred financing costs for the Revolving Facility were $21,298.
Additionally, the Company has issued letters of credit of $69,533 in 2025, and including the outstanding letters of credit, the Company has fully utilized the borrowing capacity of $729,933 as of September 30, 2025.
In November 2025, the Company entered into an amendment to the Revolving Credit Agreement to, among other things, (a) provide for a covenant holiday with respect to (x) the consolidated first lien debt ratio and fixed charge coverage ratio covenants contained therein for the fiscal quarter ended September 30, 2025 and (y) the minimum liquidity requirement contained therein for the fiscal quarter ending December 31, 2025, (b) remove certain flexibility the Company or any of its subsidiaries had to pay dividends and other distributions, and (c) restrict the ability for the Company or any of its subsidiaries to make payments of principal or interest accruing on certain outstanding indebtedness, including the November 17, 2025 interest payment on the New 2029 Notes.

The Company also does not expect to be in compliance with the consolidated first lien debt ratio and fixed charge coverage ratio covenants for the fiscal quarter ending December 31, 2025. If the Company does not enter into an agreement with the lenders under the Revolving Facility to provide for a covenant holiday and other covenant relief for the fiscal quarter ending December 31, 2025, by the time the Company furnishes to the administrative agents for the Revolving Facility audited financial statements for such fiscal year, the lenders would have the right to accelerate the repayment of the outstanding principal under the Revolving Facility. If the lenders choose to exercise such rights, substantially all of the Company’s outstanding indebtedness could be accelerated.
Letter of Credit Facility
In May 2025, the Company entered into the eighth amendment to the Letter of Credit Agreement, to, among other things, (i) provide for a covenant holiday with respect to the consolidated first lien debt ratio and fixed charge coverage ratio contained therein for the fiscal quarter ending June 30, 2025 and (ii) add a covenant limiting the amount of cash the Company can use to repurchase the 2026 Notes, other than payments to avoid springing maturities in respect thereof or with proceeds of certain permitted debt or equity refinancing transactions.
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
On August 8, 2025, the Company entered into the ninth amendment to its Letter of Credit Agreement to, among other things, (i) change the facility from uncommitted to committed; (ii) extend the maturity date to November 14, 2025; (iii) add an asset sale sweep prepayment provision; and (iv) make certain changes to fees and pricing. In addition, the commitments were reduced to approximately $195,000 were scheduled to automatically reduce on October 5, 2025 to approximately $155,000.
On September 30, 2025, the Company entered into a deferral agreement for its Letter of Credit Agreement to, among other things, further defer the Cash Collateralization Requirement to November 14, 2025.
On October 24, 2025, the Company entered into the tenth amendment and deferral agreement to its Letter of Credit Agreement to, among other things, delay the reduction of commitments until a date that certain letters of credit were issued and/or renewed (not to be later than November 14, 2025).
On November 14, 2025, the Company entered into the eleventh amendment to the Letter of Credit Agreement to, among other things, (a) extend the maturity date of the Letter of Credit Facility to March 31, 2026, (b) provide for a covenant holiday with respect to the consolidated first lien debt ratio and fixed charge coverage ratio covenants contained therein for the fiscal quarters ended September 30, 2025 and December 31, 2025, (c) removes the minimum liquidity requirement contained therein with respect to each fiscal quarter, (d) removes certain flexibility the Company had to pay dividends and other distributions, and (e) restricts the ability for the Company or any of its subsidiaries to make payments of principal or interest accruing on certain outstanding indebtedness.
As of September 30, 2025, the Company had $195,000 of letters of credit outstanding under the Letter of Credit Facility.
Term Loan B Credit Agreement
In March 2025, the Company entered into an amendment to the Term Loan B Credit Agreement. Pursuant to the amendment, certain lenders agreed to provide incremental term loans in an aggregate principal amount of up to $425,000, which increased the total outstanding principal amount to $1,272,440 ("Term Loan B"). The incremental term loans were issued at a discount, and the Company received proceeds, net of discount, of $391,000. Net proceeds will be used primarily to fund capital expenditures of the onshore FLNG project, and for other corporate expenses. The incremental term loans are subject to the same maturity date as the term loans under the original agreement. Quarterly principal payments of approximately $3,181 were required beginning June 2025.
The Term Loan B is secured by the same collateral that secures the term loans under the original agreement. The Term Loan B bears interest at a per annum rate equal to Adjusted Term SOFR (as defined in the amendment) plus 5.5%. The Company may prepay the Term Loan B at its option subject to prepayment premiums until March 10, 2028 and customary break funding costs. The Company is required to prepay the Term Loan B with the net proceeds of certain asset sales, condemnations, and debt and convertible securities issuances and with the Company's Excess Cash Flow (as defined in the amendment), in each case subject to certain exceptions and thresholds. The Company must comply with the same covenant requirements as those under the original agreement. Additionally, the Term Loan B contains cross acceleration provisions that would allow these lenders to accelerate the maturity date of outstanding principal under the Term Loan B upon an acceleration of outstanding principal balances under Revolving Facility and Term Loan A Credit Agreement due to a covenant violation. As such, the outstanding principal balance of the Term Loan B has been presented as a current liability.
The amendment was accounted for as a modification, and fees paid to lenders of $20,000 were deferred and are amortized over the remaining life of the Term Loan B Credit Agreement. The additional third party costs associated with the amendment of $2,880 were recognized as expense in Transaction and integration costs in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. As of September 30, 2025, total remaining unamortized deferred financing costs, including the unamortized original issue discount, for the Term Loan B was $106,868. In connection with the amendment, all unused term loan commitments under the Term Loan A Credit Agreement were terminated.
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
In November 2025, the Company entered into an amendment to the Term Loan A Credit Agreement to, among other things, (a) provide for a covenant holiday with respect to (x) the consolidated first lien debt ratio and fixed charge coverage ratio covenants contained therein for the fiscal quarter ended September 30, 2025 and (y) the minimum liquidity requirement contained therein for the fiscal quarter ending December 31, 2025, (b) remove certain flexibility the Company or any of its subsidiaries had to pay dividends and other distributions and (c) restrict the ability for the Company or any of its subsidiaries to make payments of principal or interest accruing on certain outstanding indebtedness, including the November 17, 2025 interest payment on the New 2029 Notes.
The Company also does not expect to be in compliance with the consolidated first lien debt ratio and fixed charge coverage ratio covenants for the fiscal quarter ending December 31, 2025. If the Company does not enter into an agreement with the lenders under the Term Loan A Credit Agreement to provide for a covenant holiday or other covenant relief for the fiscal quarter ending December 31, 2025, by the time the Company furnishes to the administrative agents for the Term Loan A Credit Agreement audited financial statements for such fiscal year, the lenders would have the right to accelerate the repayment of the outstanding principal under the Term Loan A Credit Agreement. If the lenders choose to exercise such rights, substantially all of the Company’s outstanding indebtedness could be accelerated.
In May 2025, the Company repaid $55,000 of the Term Loan A Credit Agreement using proceeds from the sale of the Jamaica Business (Note 4). This repayment was recognized as a partial extinguishment of debt, and a portion of unamortized deferred financing costs of $3,806 were written off within Loss on extinguishment of debt, net in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. As of September 30, 2025, total remaining unamortized deferred financing costs and debt discount reducing the principal were $17,306.
Short-term Borrowings
The Company has an LNG cargo financing arrangement where it may, from time to time, enter into sales and repurchase agreements with a financial institution, whereby the Company sells to the financial institution an LNG cargo and concurrently enters into an agreement to repurchase the same LNG cargo immediately with the repurchase price payable at a future date, generally not to exceed 90-days from the date of the sale and repurchase (the “Short-term Borrowings”). As of September 30, 2025, the Company had $73,279 due under repurchase arrangements with a weighted average interest rate of 7.95%, and the Company has amended the agreements on outstanding borrowings to extend the due date to November 14, 2025. Borrowings under this arrangement are uncommitted, and as such, there can be no assurance that the Company will have a right to extend the due dates on outstanding balances or borrow additional amounts in the future.
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
The repayment of the Barcarena Debentures was evaluated on a creditor-by-creditor basis to determine whether the transaction should be accounted for as a modification or extinguishment of debt. As a result of this evaluation, a portion of the repayment was determined to be an extinguishment of debt and, therefore, the Company recorded a debt extinguishment loss of $392 to write off a pro-rata amount of unamortized issuance costs. A portion of the repayment was treated as modification, and fees and unamortized issuance costs amounted to $3,484 that were attributable to the lender that participated in both the Barcarena Debentures and the Brazil Financing Notes will be amortized over the life of the Brazil Financing Notes. The additional third-party fees associated with the Brazil Financing Notes of $4,171 were recognized as expense in Transaction and integration costs in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. As of September 30, 2025, total remaining unamortized deferred financing costs, including the unamortized original issue discount, for the Brazil Financing Notes were $10,482.
PortoCem Debentures
The PortoCem Debentures included a non-automatic early maturity provision whereby upon multiple downgrades of the Company’s credit rating, early maturity may be declared if approved by the majority of debenture holders. The Company's credit ratings were downgraded during the first quarter of 2025, triggering the right of the debenture holders to determine if an early maturity event should be declared. On May 23, 2025, the debenture holders unanimously permanently waived their ability to declare an early maturity event due to this credit ratings downgrade. In connection with the debenture holders' decision to not declare an early maturity event, the Company agreed to provide a bank guarantee of $129,100 prior to August 17, 2025.
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
The Company provided the required $50,000 bank guarantee on July 9, 2025, subsequent to the required deadline of July 7, 2025. On August 7, 2025, the debenture holders unanimously waived their ability to declare an early maturity event due to the failure to timely meet this condition in the previous waiver. Additionally, the Company did not provide the required $79,100 bank guarantee by the deadline. On October 11, 2025, the debenture holders unanimously permanently waived their ability to declare an early maturity event due to the failure to provide the bank guarantee. The remaining $79,100 bank guarantee is now due on or before May 10, 2026, and if this guarantee or an equivalent amount of equity contribution to the project company is not made by this date, an automatic early maturity event will exist under the amended debenture agreement. The Company is discussing providing this bank guarantee with its creditors under new credit arrangements, and should additional financing or credit capacity be provided under new credit agreements, the Company intends to comply with the requirements of the waiver. However, based on the Company's current liquidity, the Company determined that it is not currently probable that the bank guarantee can be provided absent an agreement with its existing creditors or new lenders, and as such the PortoCem Debentures continue to be classified as a current liability. If such automatic early maturity event were to occur, substantially all of the Company’s outstanding indebtedness would be payable on demand.
EB-5 Loan Agreement
The Company's loan agreement under the U.S. Citizenship and Immigration Services EB-5 Program ("EB-5 Loan Agreement") requires the Company to create a minimum number of new jobs prior to January 2026 (the "Job Creation Requirement"). During the third quarter of 2025, the Company determined that it was not probable that development of the Company's ZeroPark project will have created a sufficient amount of jobs by this deadline. After contractual notice and grace periods, if the Jobs Creation Requirement is not met, the lenders would have the ability to accelerate the payment of all outstanding balances under the EB-5 Loan Agreement. As of September 30. 2025, the Company has an aggregate principal amount of $100,000 outstanding (the "EB-5 Loan"). None of the Company's other outstanding indebtedness would be impacted by any potential event of default or acceleration of the EB-5 Loan. The Company is in discussions with the lenders to obtain a waiver. As no event of default exists as of September 30, 2025 or the issuance of these financial statements, the EB-5 Loan continues to be presented as a non-current liability.
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
Interest expense

Interest and related amortization of debt issuance costs, premiums and discounts recognized during major development and construction projects are capitalized and included in the cost of the project. Interest expense, net of amounts capitalized, recognized for the three and nine months ended September 30, 2025 and 2024 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest per contractual rates	$210,035	$144,609	$633,292	$397,025
Interest expense on Vessel Financing Obligation	45,300	46,646	135,604	145,161
Amortization of debt issuance costs, premiums and discounts	9,835	11,519	52,849	32,648
Interest expense incurred on finance lease obligations	64	150	231	872
Total interest costs	$265,234	$202,924	$821,976	$575,706
Capitalized interest	54,672	131,817	191,312	346,856
Total interest expense	$210,562	$71,107	$630,664	$228,850

Interest expense on the Vessel Financing Obligation includes non-cash expense of $40,925 and $84,170 for the three and nine months ended September 30, 2025, respectively, and $34,619 and $98,506 for the three and nine months ended September 30, 2024, respectively, related to payments received by Energos from third-party charterers.
20. Other Long-Term Liabilities
As of September 30, 2025 and December 31, 2024, Other long-term liabilities consisted of the following:

	September 30, 2025	December 31, 2024
Guarantee liability (Note 18)	$79,469	$115,359
Derivative liabilities	4,017	24,364
Contract liability (Note 6)	10,125	11,750
Accrued interest	5,955	9,398
Other	10,905	5,487
Total other long-term liabilities	$110,471	$166,358
21. Income Taxes
The effective tax rate for the three months ended September 30, 2025 was (2.9)% compared to 20.7% for the three months ended September 30, 2024. The total tax provision for the three months ended September 30, 2025 was $8,247 compared to a provision of $2,953 for the three months ended September 30, 2024. The effective tax rate for the nine months ended September 30, 2025 was (3.6)% compared to 306.6% for the nine months ended September 30, 2024. The total tax provision for the nine months ended September 30, 2025 was $35,950 compared to a provision of $28,012 for the nine months ended September 30, 2024. The Company recognized a tax provision on year-to-date pre-tax losses principally from a change in valuation allowance, expected taxes due on the gain on sale of the Jamaica Business, and taxation of foreign earnings including estimated tax liabilities under the Pillar Two framework.
On July 4, 2025, the One Big Beautiful Bill Act (the "Tax Act of 2025") was enacted in the U.S. The Tax Act of 2025 includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment of certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. While the Company is currently evaluating its impact on its future consolidated financial statements and related disclosures, the Company analyzed the provisions with effective dates in 2025 related to Section 163(j) and expects an approximately1% decrease to the effective tax rate for the nine-months ended September 30, 2025.
The Organization for Economic Cooperation and Development (OECD) released the Pillar Two model rules to reform international corporate taxation that aim to ensure that applicable multinationals pay a minimum global effective tax rate of 15%. The rules are passed into national legislation based on each country's approach, and some countries already enacted or substantively enacted the rules. The Company continuously evaluates these developments and the potential impact of the Pillar Two framework. For the fiscal year 2025, the Company is not expected to meet certain transitional safe harbors. As a result, the Company may be subject to Pillar Two tax obligations which would increase the Company's total tax expense. The Company recorded the Pillar Two tax obligations as a period cost, an estimate of which has been included in the Company's estimated annual effective tax rate for the three and nine months ended September 30, 2025.
22. Commitments and contingencies
The Company is subject to certain legal and regulatory proceedings, claims and disputes that arise in the ordinary course of business. The Company will recognize a loss contingency when it is probable a liability has been incurred and the amount of the loss can be reasonably estimated. The Company will disclose any loss contingencies that do not meet both conditions if there is a reasonable possibility that a material loss may be incurred. The Company is currently focusing on managing its working capital and liquidity, which has resulted in delays in making payments to certain vendors. While the amounts due to these vendors are recorded on the Condensed Consolidated Balance Sheets, potential legal actions against the Company enforcing payments may result in interest, penalties and/or legal expenses, which may materially affect the Company's financial position, results of operations or cash flows.
In 2022, one of the Company's vendors initiated arbitration proceedings alleging that the Company violated exclusivity arrangement to utilize this vendor as part of the development of the Barcarena Power Plant. The Company had previously determined that risk of loss in this arbitration was not probable, and no liability had been accrued. In the third quarter of 2025, a final decision was made in the vendor's favor, under which the Company expects to incur a loss of BRL 74.5 million ($13.9 million using exchange rates as of September 30, 2025), including costs and expenses. The Company has accrued for such loss during the three months ended September 30, 2025, which is presented within Selling, general and administrative in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
In 2024, Jamaica Power Service Company Limited ("JPS") initiated arbitration proceedings claiming damages of approximately $32.9 million for use of alternative fuel due to infrastructure changes required by the Port of Montego Bay where the Company’s Montego Bay terminal was located. The Company asserted force majeure under the contract and has made a counterclaim of approximately $7.2 million. The Company believes JPS’s claims are without merit and not supported by the contract between the parties, and as a result the Company plans to vigorously defend itself in these proceedings. However, due to the inherent difficulty in predicting the outcome of arbitration, the amount of any potential loss is uncertain. The Company has not accrued any potential losses as of September 30, 2025.
In 2024, the Company's contract to provide temporary power services ended as a result of FEMA not renewing the funding of the temporary power project in Puerto Rico. The Company determined that a force majeure event occurred under the lease agreement with the owner of a portion of the turbines used in this temporary power project and accordingly terminated the turbine lease agreement pursuant to the force majeure termination provisions. The lessor subsequently initiated arbitration proceedings seeking damages, fees and costs up to $47.1 million surrounding the end of the lease and alleged damages suffered by certain of the leased units during operation and decommissioning. The Company believes the lessor's claims are without merit and not supported by the contract between the parties, and as a result the Company plans to vigorously defend itself in these proceedings, as well as pursue certain counterclaims. However, due to the inherent difficulty in predicting the outcome of arbitration, the amount of any potential loss is uncertain. The Company has not accrued any potential losses as of September 30, 2025.
In the first quarter of 2025, Alunorte Alumina do Norte do Brasil S.A. ("Alunorte") initiated arbitration proceedings at the International Chamber of Commerce (“ICC”). Alunorte claims it is owed damages for alleged delays by the Company to supply gas at the Barcarena Facility and is claiming damages up to BRL 375.7 million ($70.6 million using exchange rates as of September 30, 2025). The Company believes Alunorte’s claims are without merit and not supported by the contract between the parties, and as a result the Company plans to vigorously defend itself in these proceedings. However, due to the inherent difficulty in predicting the outcome of arbitration, the amount of any potential loss is uncertain. The Company has not accrued any potential losses as of September 30, 2025.
Portocem Geração de Energia S.A. (“PortoCem”) is a thermal power plant project originally developed by a third party and later acquired by the Company in 2024. Under its prior ownership, the project was designed for a different location and had executed a CUST, a transmission system usage agreement that establishes rights and obligations for grid connection. As part of the acquisition, the Company redesigned the project to be implemented in Barcarena, Pará, where it could be integrated with the Company’s LNG import and power infrastructure. In 2024, PortoCem submitted a request—approximately two years before the applicable milestones—to relocate the originally approved transmission connection point, and the Brazilian power regulator, ANEEL, subsequently approved this relocation. The change produced no impact on the tariff paid by consumers for transmission use.
In 2024, despite having approved the new connection point, ANEEL informed PortoCem that certain obligations tied to the original connection point had not been fulfilled and that a penalty of approximately BRL 610 million ($114.6 million using exchange rates in effect as of September 30, 2025) could be imposed under the CUST. PortoCem appealed, and in November 2024, ANEEL suspended imposition of any penalty, which remains in force and prevents enforcement until the ANEEL Board of Directors issues a final decision. During the fourth quarter of 2025, the matter was scheduled to be examined by ANEEL's Board of Directors, however, as of the date of the issuance of these financial statements, ANEEL’s Board has not rendered a final decision and the outcome remains uncertain. The Company has not accrued any potential losses as of September 30, 2025.
If the Company were to receive an unfavorable decision, the matter may still be challenged in the Brazilian courts. Finally, the Company believes that if any penalty is ultimately imposed and enforced by the courts, the original third-party developer of the project is required to indemnify the Company for any losses incurred related to the relocation of the project because the relocation request resulting in any penalty was submitted before the closing of the sale of PortoCem to the Company. These matters are not expected to be resolved in the near term, and as such, the Company's ability to collect amounts due under the indemnification obligation are subject to the future condition of the prior owner, which is uncertain. There can be no assurance that the prior owner will have sufficient solvency and financial condition to honor an indemnification obligation.
Changes in regulatory or other governmental policies may affect the delivery of LNG to our terminals, including our San Juan terminal, which may have an adverse effect on the Company's financial position, results of operations or cash flows.
23. Earnings per share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic
Numerator:
Net (loss) income	$(293,356)	$11,313	$(1,047,556)	$(18,877)
Net (income) loss attributable to non-controlling interests	(6,304)	(2,014)	(6,316)	(6,597)
Convertible preferred stock dividend	(310)	(1,161)	(1,304)	(2,493)
Net income attributable to Class A common stock	$(299,970)	$8,138	$(1,055,176)	$(27,967)

Denominator:
Weighted-average shares - basic	281,121,646	205,071,771	276,381,199	205,068,178
Net income per share - basic	$(1.07)	$0.04	$(3.82)	$(0.14)

Diluted
Numerator:
Net (loss) income	$(293,356)	11,313	(1,047,556)	(18,877)
Net (income) attributable to non-controlling interests	(6,304)	(2,014)	(6,316)	(6,597)
Convertible preferred stock dividend	(310)	(1,161)	(1,304)	(2,493)
Adjustments attributable to dilutive securities	—	(1,675)	—	(3,443)
Net income attributable to Class A common stock	$(299,970)	$6,463	$(1,055,176)	$(31,410)

Denominator:
Weighted-average shares - diluted	281,121,646	208,880,044	276,381,199	206,836,683
Net income per share - diluted	$(1.07)	$0.03	$(3.82)	$(0.15)
The following table presents potentially dilutive securities excluded from the computation of diluted net income per share for the periods presented because its effects would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Series A convertible preferred stock(1)	—	—	—	96,746
Equity Agreement shares(2)	7,173,937	—	7,173,937	—
Unvested RSUs	—	—	—	1,690,920

(1) Represents the number of unconverted Series A convertible preferred shares as of September 30, 2025 and September 30, 2024, respectively.
(2) Represents Class A common stock that would be issued in relation to an agreement to issue shares executed in conjunction with a prior year asset acquisition.
24. Redeemable preferred stock and stockholders' equity
Redeemable preferred stock
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
During the third quarter of 2025, the Company notified the holders of Series B Convertible Preferred Stock of a Change Event as a result of downgrades in the credit rating of the Company's debt, which allowed the holders to require redemption of all outstanding shares by the Company. On August 1, 2025, the Company redeemed a total of 36,746 shares through a conversion at a price of $950 per share plus accumulated and unpaid dividends of $756 and issued 10,351,348 shares of Class A common stock, which were delivered on August 1, 2025. There are no shares of Series B Convertible Preferred Stock outstanding as of September 30, 2025.
Dividends
Holders of Series B Convertible Preferred Stock were entitled to a cumulative dividend at the rate of 4.8% per annum, which was payable quarterly in arrears. If the Company did not declare and pay a dividend, the dividend rate would have increased to 9.8% per annum until all accrued but unpaid dividends had been paid in full. The Company accrued dividends of $310 and $1,304 on the Series B Convertible Preferred Stock during the three and nine months ended September 30, 2025, respectively. The Company paid dividends on the Series A Convertible Preferred Stock of $2,493 for the nine months ended September 30, 2024.
The Company did not declare a dividend on its Class A common stock during the nine months ended September 30, 2025. The Company declared dividends of $0.10 per share totaling $20,507 and $61,517 during the three and nine months ended September 30, 2024, respectively, of which $20,507 remains unpaid. Under certain intercompany agreements entered into in conjunction with the Refinancing Transactions completed in the fourth quarter of 2024, the Company is no longer permitted to pay dividends to shareholders.
During the three months and nine months ended September 30, 2025, the Company declared dividends of $— and $3,019 to holders of Golar LNG Partners LP's ("GMLP") 8.75% Series A Cumulative Redeemable Preferred Units (“GMLP Preferred Units”), respectively. During the three and nine months ended September 30, 2024, the Company declared and paid dividends of $3,019 and $9,057 to holders of the GMLP Series A Preferred Units, respectively. The amount of unpaid cumulative dividends is $3,019 as of September 30, 2025. As these equity interests have been issued by the Company’s consolidated subsidiaries, the value of the GMLP Preferred Units is recognized as non-controlling interest in the condensed consolidated financial statements.

25. Share-based compensation
The Company has granted restricted stock units ("RSUs") to select officers, employees and certain non-employees under the Incentive Plan (as defined in the Annual Report). The fair value of RSUs on the grant date is estimated based on the closing price of the underlying shares on the grant date. The following table summarizes the RSU activity for the nine months ended September 30, 2025:

	Restricted Stock Units	Weighted-average grant date fair value per share
Non-vested RSUs as of December 31, 2024	1,579,802	$32.60
Granted	—	—
Vested	(795,088)	32.60
Forfeited	(508,538)	32.66
Non-vested RSUs as of September 30, 2025	276,176	$32.66
The non-vested RSUs vest over periods from 10 months to approximately two years following the grant date. The weighted-average remaining vesting period of non-vested RSUs totaled 0.26 years as of September 30, 2025.
For the three and nine months ended September 30, 2025 and 2024, the Company recognized compensation costs associated with equity awards in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operations and maintenance	$11	$80	$47	$179
Selling, general and administrative	5,533	22,463	10,518	47,676
Total share-based compensation expense	$5,544	$22,543	$10,565	$47,855
During the three and nine months ended September 30, 2025, the Company recognized a reversal of previous compensation expense of $477 and $7,872, respectively, due to the forfeiture of awards upon separation with certain employees. During both the three and nine months ended September 30, 2024, the Company recognized a reversal of cumulative compensation expense of $320 and $481, respectively, for forfeited RSU awards.
During 2024, the Company granted an equity award to certain employees that will settle in shares of a subsidiary owning the Company's Brazilian operations. The grant date fair value of this award was $53,958, and the award contains a service condition that will vest in annual increments through March 31, 2027. Compensation expense of $4,760 and $14,123 for the three and nine months ended September 30, 2025, respectively, associated with this award is included in the table above. Compensation expense of $4,759 and $6,777 for the three and nine months ended September 30, 2024, respectively, associated with this award is included in the table above.
The Company recognizes the income tax benefits resulting from vesting of RSUs in the period of vesting, to the extent the compensation expense has been recognized. As of September 30, 2025, unrecognized compensation costs from non-vested RSUs was $1,288, and unrecognized compensation costs for other equity awards that will settle in shares of a subsidiary owning the Company's Brazilian operations was $28,298.
26. Related party transactions
Management services
Messrs. Edens, chief executive officer and chairman of the Board of Directors, and Nardone, member of the Board of Directors, are currently employed by Fortress Investment Group LLC (“Fortress”). In the ordinary course of business,

Fortress, through affiliated entities, charges the Company for administrative and general expenses incurred pursuant to its Administrative Services Agreement (“Administrative Agreement”). The charges under the Administrative Agreement that are attributable to the Company totaled expenses of $151 and $1,363 for the three months ended September 30, 2025 and 2024, respectively, and totaled expenses of $651 and $3,171 for the nine months ended September 30, 2025 and 2024, respectively. Costs associated with the Administrative Agreement are included within Selling, general and administrative in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. As of September 30, 2025 and December 31, 2024, $587 and $6,755 were due to Fortress, respectively.
In addition to administrative services, Mr. Edens owns an aircraft that we charter from a third party operator for business purposes in the ordinary course of operations. The Company incurred, at aircraft operator rates, charter costs of $230 and $134 for the three months ended September 30, 2025 and 2024, respectively, and $1,328 and $1,218 for nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, $79 and $1,146 was due to this affiliate, respectively.
Fortress affiliated entities
The Company provides certain administrative services to related parties including entities affiliated with Fortress. No costs are incurred for such administrative services by the Company as the Company is fully reimbursed for all costs incurred. The Company has subleased a portion of office space to affiliates of entities managed by Fortress, and for the three months ended September 30, 2025 and 2024, $444 and $319 of rent and office related expenses were incurred by these affiliates, respectively. For the nine months ended September 30, 2025 and 2024, $1,133 and $781 of rent and office related expenses were incurred by these affiliates, respectively. As of September 30, 2025 and December 31, 2024, $3,802 and $2,637 were due from affiliates, respectively.
Additionally, an entity formerly affiliated with Fortress and currently owned by Messrs. Edens and Nardone provides certain administrative services to the Company, as well as providing office space under a month-to-month non-exclusive license agreement. In May 2024, this affiliate assigned the office lease to the Company, and after this point, the Company no longer incurs rent expense with this affiliate. The Company incurred rent and administrative expenses of approximately $0 and $900 for the three and nine months ended September 30, 2024, respectively. Amounts due to Fortress affiliated entities were $3,614 as of both September 30, 2025 and December 31, 2024.
Land leases
Prior to the sale of the Company's Miami Facility in the fourth quarter of 2024, the Company leased land from Florida East Coast Industries, LLC (“FECI”), which is controlled by funds managed by an affiliate of Fortress. The Company recognized expense related to the land lease of $73 and $310 during the three and nine months ended September 30, 2024, respectively, which was included within Operations and maintenance in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. No amounts are due to FECI as of September 30, 2025 and December 31, 2024.
In September 2023, the Company entered into a lease agreement to lease land from Jefferson Terminal South LLC, which is an indirect, majority-owned subsidiary of a public company which is managed by an affiliate of Fortress. The Company recognized expense related to the land lease of $183 and $548 during the three and nine months ended September 30, 2025, and $548 during the three and nine months ended September 30, 2024, which was included within Operations and maintenance in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. As of September 30, 2025, the Company recorded a right-of-use asset of $3,240 and a lease liability of $4,732 on the Condensed Consolidated Balance Sheets. As of December 31, 2024, the Company recorded a right-of-use asset of $3,530 and a lease liability of $4,474 on the Condensed Consolidated Balance Sheets.
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
In March 2025, the Company entered into an agreement to acquire DevTech's 10% non-controlling interest, and concurrently, terminated the consulting arrangement. A cash payment of $950 was made to DevTech, of which $822 was allocated to the value of the acquired shares of the subsidiary. The Company recognized $0 and $123 in expense related to the consulting arrangement within Selling, general and administrative for the three months ended September 30, 2025 and 2024, respectively, and $— and $387 for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, $— and $149 were due to DevTech, respectively.
27. Segments
As of September 30, 2025, the Company operates in two reportable segments: Terminals and Infrastructure and Ships:
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
•Ships includes certain vessels that are currently chartered to third parties under long-term arrangements and are part of the Energos Formation Transaction; two vessels are currently included in this segment. The Company’s investment in Energos was also included in the Ships segment prior to the disposition of this investment in the first quarter of 2024.
The Company's CEO who is the CODM, uses Segment Operating Margin to evaluate the performance of the segments and allocate resources. Segment Operating Margin is defined as the segment’s revenue less cost of sales less operations and maintenance less vessel operating expenses, excluding unrealized gains or losses to financial instruments recognized at fair value. The CODM includes deferred earnings from contracted sales for which a prepayment was received in the segment measure.
The CODM considers Segment Operating Margin to be the appropriate metric to evaluate and compare the ongoing operating performance of the Company’s segments on a consistent basis across reporting periods as it eliminates the effect of items which management does not believe are indicative of each segment’s operating performance.
The table below presents segment information for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other	Consolidated
Statement of operations:
Total revenues	$301,765	$25,602	$327,367	$—	$327,367
Less(1):
Cost of sales(3)	196,908	—	196,908	—	196,908
Vessel operating expenses	1,940	5,357	7,297	—	7,297
Operations and maintenance	58,520	—	58,520	—	58,520
Segment Operating Margin	$44,397	$20,245	$64,642	$—	$64,642
Balance sheet:
Total assets	$11,583,256	$322,351	$11,905,607	$—	$11,905,607
Other segmental financial information:
Capital expenditures(2)	$208,139	$—	$208,139	$—	$208,139

	Nine Months Ended September 30, 2025
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other	Consolidated
Statement of operations:
Total revenues	$996,928	$102,667	$1,099,595	$—	$1,099,595
Less(1):
Cost of sales (3)	708,137	—	708,137	—	708,137
Vessel operating expenses	3,705	18,824	22,529	—	22,529
Operations and maintenance	173,294	—	173,294	—	173,294
Segment Operating Margin	$111,792	$83,843	$195,635	$—	$195,635
Balance sheet:
Total assets	$11,583,256	$322,351	$11,905,607	$—	$11,905,607
Other segmental financial information:
Capital expenditures(2)	$757,370	$—	$757,370	$—	$757,370

	Three Months Ended September 30, 2024
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(4)	Consolidated
Statement of operations:
Total revenues	$482,200	$43,062	$525,262	$42,273	$567,535
Less(1):
Cost of sales(3)	325,292	—	325,292	—	325,292
Vessel operating expenses	—	8,254	8,254	—	8,254
Operations and maintenance	32,062	—	32,062	—	32,062
Deferred earnings from contracted sales(5)	60,000	—	60,000	(60,000)	—
Segment Operating Margin	$184,846	$34,808	$219,654	$(17,727)	$201,927
Balance sheet:
Total assets	$11,306,440	$663,456	$11,969,896	$—	$11,969,896
Other segmental financial information:
Capital expenditures(2)	$753,011	$—	$753,011	$—	$753,011

	Nine Months Ended September 30, 2024
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(4)	Consolidated
Statement of operations:
Total revenues	$1,515,365	$128,224	$1,643,589	$42,273	$1,685,862
Less(1):
Cost of sales(3)	776,269	—	776,269	—	776,269
Vessel operating expenses	—	25,153	25,153	—	25,153
Operations and maintenance	139,902	—	139,902	—	139,902
Deferred earnings from contracted sales(5)	150,000	—	150,000	(150,000)	—
Segment Operating Margin	$749,194	$103,071	$852,265	$(107,727)	$744,538
Balance sheet:
Total assets	$11,306,440	$663,456	$11,969,896	$—	$11,969,896
Other segmental financial information:
Capital expenditures(2)	$1,883,824	$—	$1,883,824	$—	$1,883,824
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
(4) For the three and nine months ended September 30, 2024, Consolidation and Other adjusts for the inclusion of deferred earnings from contracted sales of $150,000; a portion of these deferred earnings of $42,273 were recognized upon delivery during the third quarter of 2024.
(5) Deferred earnings from contracted sales represent forward sales transactions that were contracted in the second and third quarters of 2024 and prepayment for these sales was received. Revenue has been recognized in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income during the third and fourth quarters of 2024.
Consolidated Segment Operating Margin is defined as net (loss) income, adjusted for selling, general and administrative expenses, transaction and integration costs, depreciation and amortization, asset impairment expense, goodwill impairment expense, loss (gain) on sale, interest expense, other (income) expense, net, loss on extinguishment of debt, net, and tax (benefit) provision.
The following table reconciles Net income, the most comparable financial statement measure, to Consolidated Segment Operating Margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of $)	2025	2024	2025	2024
Net (loss) income	$(293,356)	$11,313	$(1,047,556)	$(18,877)
Add:
Selling, general and administrative	86,050	82,388	202,577	223,720
Transaction and integration costs	19,649	3,154	106,964	6,285
Depreciation and amortization	50,474	35,364	156,401	123,268
Asset impairment expense	10,353	1,484	127,911	5,756
Interest expense	210,562	71,107	630,664	228,850
Other (income) expense, net	(29,042)	(5,836)	(149,241)	60,630
Loss (gain) on sale	1,705	—	(470,994)	77,140
Goodwill impairment expense	—	—	582,172	—
Loss on extinguishment of debt, net	—	—	20,787	9,754
Tax provision	8,247	2,953	35,950	28,012
Consolidated Segment Operating Margin	$64,642	$201,927	$195,635	$744,538
28. Subsequent events
Multi-Vessel Transaction
In November 2025, the Company completed a transaction with an affiliate of Apollo Global Management, Inc., pursuant to which the Company early terminated and released the long-term charter agreements with Energos for Energos Eskimo, Energos Winter, Energos Igloo and Energos Freeze and novated the sub-charter agreements for these vessels to Energos. In exchange, Energos paid the Company $150 million in cash reduced by charter hire payments due for the months of September and October 2025. As part of the transaction, the Company and Energos also agreed on deferral of certain charter hire payments due to Energos to April 2026.

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
Liquidity and going concern
As part of preparing the condensed consolidated financial statements included in this Quarterly Report, we have evaluated whether conditions exist that give rise to substantial doubt as to the ability of the Company to continue as a going concern, considering the following:
•We recognized operating losses and negative operating cash flows during each of the first three quarters of 2025, with this decline in earnings accelerating in the second quarter of 2025. Our forecasted cash flows are expected to be impacted by, among other things, reduced earnings following the sale of the Jamaica Business and increased interest expense.
•In November 2025, we entered into amendments to the Revolving Credit Agreement, the Letter of Credit Agreement and the Term Loan A Credit Agreement (each as defined in the Annual Report) to, among other things, (a) in the case of the Letter of Credit Facility (as defined in the Annual Report), extend the maturity date of the facility to March 31, 2026, (b) provide for a covenant holiday with respect to (x) the consolidated first lien debt ratio and fixed charge coverage ratio covenants contained therein for the fiscal quarter ended September 30, 2025 (or in the case of the Letter of Credit Facility, also provide for a covenant holiday for the fiscal quarter ending December 31, 2025) and (y) the minimum liquidity requirement contained therein for the fiscal quarter ended December 31, 2025 (or in the case of the Letter of Credit Facility, remove the fiscal quarter minimum liquidity test altogether), (c) remove certain flexibility we had to pay dividends and other distributions, and (d) restrict our ability to make payments of principal or interest accruing on certain outstanding indebtedness, including the November 17, 2025 interest payment on the New 2029 Notes (as defined in the Annual Report).
•We also do not expect to be in compliance with the consolidated first lien debt ratio and fixed charge coverage ratio covenants for the fiscal quarter ending December 31, 2025 under the Revolving Credit Agreement and the Term Loan A Credit Agreement. If we do not enter into an agreement with the lenders under the Revolving Facility (as defined in the Annual Report) and the Term Loan A Credit Agreement to provide for a covenant holiday or other covenant relief for the fiscal quarter ending December 31, 2025, by the time we furnish to the administrative agents for the Revolving Facility and Term Loan A Credit Agreement audited financial statements for such fiscal year, the lenders would have the right to accelerate the repayment of the outstanding principal under the Revolving Facility and Term Loan A Credit Agreement. If the lenders choose to exercise such rights under those facilities, substantially all of our outstanding indebtedness could be accelerated, and we would not have sufficient liquidity or capital resources to satisfy its outstanding principal obligations.
•NFE Financing LLC, a subsidiary of the Company (the “New 2029 Notes Issuer”), did not make the interest payment of $163.8 million due to holders of the New 2029 Notes on November 17, 2025. An event of default under the indenture governing the New 2029 Notes will arise on November 20, 2025, when the contractual grace period for interest payments on such notes expires. On November 18, 2025, the Company and certain of its subsidiaries, including the New 2029 Notes Issuer, entered into a forbearance agreement with the beneficial holders of greater than 70% of the New 2029 Notes (the “New 2029 Notes Forbearance Agreement”), pursuant to which such beneficial holders agreed to forbear from accelerating or exercising remedies in respect of such event of default. Unless earlier terminated, the New 2029 Notes Forbearance Agreement will terminate on December 15, 2025. Upon the termination of the New 2029 Notes Forbearance Agreement, if a further forbearance or debt restructuring is not agreed to, the holders of the New 2029 Notes could accelerate the outstanding principal balance of the New 2029 Notes, in which case substantially all of our other outstanding debt would become payable on demand. The New 2029 Notes Forbearance Agreement contains conditions, covenants, termination rights and other provisions customary for forbearance agreements of that type.
•We were required to provide a $79.1 million bank guarantee to holders of the PortoCem Debentures on or before August 17, 2025; this guarantee was not provided by the deadline, and as a result, a majority of debenture holders had the right to call for a meeting of holders and declare an event of early maturity. On October 11, 2025, the debenture holders unanimously permanently waived their ability to declare an early maturity event due to the failure to provide the bank guarantee. The remaining $79.1 million bank guarantee is now due on or before May 10, 2026, and if this guarantee or an equivalent amount of equity contribution to the project company is not made by this date, an automatic event of default will exist under the amended debenture agreement. We are discussing providing this bank guarantee with our creditors under new credit arrangements, and should additional financing or credit capacity be provided under new credit agreements, we intend to comply with the requirements of the waiver. However, based on our current liquidity, we determined that it is not currently probable that the bank guarantee can be provided, absent an agreement with our existing creditors or new lenders. If such automatic early maturity event were to occur, substantially all of our outstanding indebtedness would be payable on demand.
•Additionally, we have $510.9 million aggregate principal amount outstanding as of September 30, 2025 under our 2026 Notes, which mature on September 30, 2026. If more than $100 million of the 2026 Notes remain outstanding 91 days prior to this maturity date (the "Springing Maturity Date"), the outstanding principal of $2.7 billion under the New 2029 Notes becomes due. If any of the 2026 Notes remains outstanding on the Springing Maturity Date, the outstanding balance under the Revolving Facility becomes due. As of September 30, 2025, the Revolving Facility was fully drawn with $660.4 million in revolving loans and $69.5 million in letters of credit. Additionally, if any of the 2026 Notes remain outstanding on July 31, 2026, the outstanding principal under the Term Loan B becomes due. Also, if any of the 2026 Notes remain outstanding 60 days prior to the maturity date of the 2026 Notes, the outstanding principal under the Term Loan A Credit Agreement becomes due. As of September 30, 2025, there was $295.0 million outstanding under the Term Loan A Credit Agreement and $1.27 billion outstanding under the Term Loan B.
As such, management has concluded that our current liquidity and forecasted cash flows from operations are not probable to be sufficient to support, in full, its obligations as they become due, and there is substantial doubt as to the Company’s ability to continue as a going concern.
Should we not be in compliance with covenants in the Revolving Credit Agreement and Term Loan A Credit Agreement in the future, we will engage in negotiations with these lenders to obtain a waiver to avoid acceleration of outstanding balances. Additionally, should the Company not provide the additional bank guarantee to holders of the PortoCem Debentures by the required date, we will engage with these holders to avoid an event of early maturity. We have also initiated a process to evaluate strategic alternatives and have retained a financial advisor to assist in this evaluation. We, along with our advisors, are considering all options available, including asset sales, capital raising, debt amendments and refinancing transactions, or, other strategic transactions that seek to provide additional liquidity and relief from acceleration under its debt agreements. We are activity managing our liquidity as we continue this evaluation with our advisors, and as part of this process, we are negotiating payment plans with significant vendors, most significantly the owners under our vessel charters. If unsuccessful in these strategic alternatives, we may be required or compelled to pursue additional restructuring initiatives to preserve value and optionality, including possible out of court restructurings, or in-court relief, in the U.K. or the U.S., which could have a material and adverse impact on stockholders. There are inherent uncertainties as the outcome of these negotiations and potential transactions described above are outside management’s control, and therefore there are no assurances that management will be successful in these negotiations and that any of these potential transactions will occur. In addition, there can be no assurances that these transactions will sufficiently improve our liquidity or that we will otherwise realize the anticipated benefits.
We are also evaluating strategies to obtain the required additional funding for our future operations, including the following transactions that are excluded from our forecast, among other things: (1) settlement of our claims resulting from the termination of the emergency power services contract in Puerto Rico in the first quarter of 2024, (2) realization of up to $110.0 million in proceeds from the modification of Genera’s Operation and Maintenance Agreement; (3) receipt of proceeds from the sale of the Jamaica Business that are currently in escrow; (4) expected cash flows from new business in Puerto Rico and Brazil.
Business overview
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

Our customer was contracted by the U.S. Army Corps of Engineers to support the island’s grid stabilization project with additional power capacity to enable maintenance and repair work on Puerto Rico’s power system and grid. We commissioned 350MW of dual-fuel power generation using our gas supply in less than 180 days.
In March 2024, our contract to provide emergency power services to support the grid stabilization project was terminated, and we completed a series of transactions that included the sale of turbines and related equipment deployed to support the grid stabilization project to PREPA. In March 2024, we were also awarded a gas sale agreement with PREPA to supply up to 80 TBtu annually to PREPA's gas-fired power plants, including to the turbines that were sold to PREPA. The contract initially expired in March 2025. During 2025, the Company and PREPA agreed to a series of short-term extensions of the gas supply agreement while working towards a long-term solution that is in the best interests of both parties and achieves our mutual goal of sustained, efficient power generation for Puerto Rico. In September 2025, both parties reached agreement on contract terms for the long-term supply of LNG to Puerto Rico, which the Financial Oversight and Management Board of Puerto Rico ("FOMB") then made further comments. The Parties remain in negotiations to finalize the new gas supply agreement and submit it for review and approval by the FOMB. The current gas supply agreement is extended on a weekly basis until the new gas supply agreement is approved by the FOMB. There can be no assurances that the long-term gas sale agreement will be executed, and to the extent the Company is not able to execute such an agreement, the Company's future results of operations could be adversely impacted and the impact could be material.
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
La Paz Facility
In the fourth quarter of 2021, we began commercial operations at the Port of Pichilingue in Baja California Sur, Mexico (the “La Paz Facility”). The La Paz Facility also supplies our gas-fired power units located adjacent to the La Paz Facility (the “La Paz Power Plant”) and could have a maximum capacity of up to 135MW of power. We placed the La Paz Power Plant into service in the third quarter of 2023. In the third quarter of 2024, we executed an amendment to the gas sales agreement to multiple CFE power generation facilities in Baja California Sur on a take-or-pay basis that extended the term to ten years from November 3, 2024, and amended the annual minimum volumes.
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
In August 2024, we acquired 100% of the outstanding equity interest of Usina Termeletrica de Lins S.A. ("Lins"), which owns key rights and permits to develop a natural gas-fired power plant for up to 2.05GW located in the State of São Paulo, within the city limits of Lins. We expect to participate in the power auctions anticipated to occur in 2026 in Brazil, and to the extent that NFE is successful in these auctions, we plan to develop a gas-fired power plant using natural gas from the Santa Catarina Facility.
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
We are considering a plan to deploy up to two 1.4MTPA additional FLNG units onshore at the existing Altamira LNG import facility. The terminal also would source feedgas from the CFE from the Sur de Texas-Tuxpan Pipeline. The Altamira onshore LNG facility is a world class import facility that will be converted to export LNG similar to other gulf coast regasification terminals. Existing infrastructure at the facility includes two 150,000m3 storage tanks, deepwater marine berth and access to local gas and power networks.
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
The Barcarena Facility will also supply our new 630MW combined cycle natural gas-fired power plant located in Pará, Brazil (the “Barcarena Power Plant”). The power plant is fully contracted under multiple 25-year power purchase agreements to supply electricity to the national electricity grid. We expect to complete the Barcarena Power Plant and reach commercial operation in 2025.
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
Ireland Facility
We intend to develop and operate an LNG facility and power plant on the Shannon Estuary, near Tarbert, Ireland. In April 2023, we were awarded a capacity contract for the development of a power plant for approximately 353 MW of electricity generation with a duration of ten years as part of the auction process operated by Ireland’s Transmission System Operator. The power plant is required to be operational by October 2028.
In the third quarter of 2023, An Bord Pleanála ("ABP"), Ireland's planning commission, denied our application for the development of an LNG terminal and power plant. We challenged this decision, and in September 2024, the High Court of Ireland ruled that ABP did not have appropriate grounds for the denial of our permit. In March 2025, ABP withdrew their appeal to the September 2024 High Court decision. ABP is now reconsidering our planning application in accordance with Irish Law.
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
Our first clean hydrogen project, known as ZeroPark I, is located in Beaumont, Texas. The ZeroPark I facility is sited within a 10-mile radius of the two largest refineries in the western hemisphere and numerous petrochemical manufacturers, many of which require significant amounts of hydrogen for their businesses. ZeroPark I, as planned, could use up to 200 MW of power, constructed in two distinct phases, each using 100 MW of electrolysis technology. In total, ZeroPark I is expected to produce up to 86,000 kg of clean hydrogen per day, or approximately 31,000 TPA. We have commenced design, engineering and permitting for ZeroPark I. On July 4, 2025, the Tax Act of 2025 was enacted in the U.S. The Tax Act of 2025 introduces multiple tax law and other legislative changes, including the rules and timing for the IRA 45V production tax credit. We continue to evaluate the impact of the tax credit in relation to the project. Additionally, we have secured a binding offtake commitment for the clean hydrogen produced at ZeroPark I. Once completed, we expect ZeroPark I to be the largest green hydrogen plant in the United States.
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
On September 26, 2024, the United States Coast Guard ("USCG") filed a Letter of Recommendation with FERC in which it assessed our Letter of Intent dated April 12, 2024, and our Waterway Suitability Assessment, dated August 26, 2024, in respect of future ship to ship transfers with alternative vessels, and recommended against the allowance of the proposed operations. Further, on September 26, 2024, the USCG issued a Letter of Warning in respect of our ongoing ship to ship transfers of LNG operations within the San Juan port limits. On October 21, 2024, we filed an appeal with the USCG under 33 CFR 160.7. In December 2024 and February 2025, we submitted an updated Letter of Intent and Waterway Suitability Assessments detailing our alternative operational plans to the USCG and are working collaboratively with the USCG to obtain a new Letter of Recommendation to FERC in support of our operations, which we expect to be forthcoming. In concert with our collaboration with the USCG regarding our new operational plans, we withdrew our appeal on February 14, 2025.
On October 25, 2024, FERC issued a notice of intent to prepare an Environmental Impact Statement, which included, among other things, two public scoping sessions in Puerto Rico held on November 18, 2024 in accordance with the National Environmental Policy Act.
Results of Operations – Three Months Ended September 30, 2025 compared to Three Months Ended June 30, 2025 and Nine Months Ended September 30, 2025 compared to Nine Months Ended September 30, 2024
Performance of our two segments, Terminals and Infrastructure and Ships, is evaluated based on Segment Operating Margin. Segment Operating Margin reconciles to Consolidated Segment Operating Margin as reflected below, which is a non-GAAP measure. We reconcile Consolidated Segment Operating Margin to GAAP Gross margin, inclusive of depreciation and amortization. Consolidated Segment Operating Margin is mathematically equivalent to Revenue minus Cost of sales (excluding depreciation and amortization reflected separately) minus Operations and maintenance minus Vessel operating expenses, each as reported in our financial statements. We believe this non-GAAP measure, as we have defined it, offers a useful supplemental measure of the overall performance of our operating assets in evaluating our profitability in a manner that is consistent with metrics used for management’s evaluation of the overall performance of our operating assets.
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
The tables below present our segment information for the three months ended September 30, 2025 and June 30, 2025, and for the nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended September 30, 2025
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other	Consolidated
Total revenues	$301,765	$25,602	$327,367	$—	$327,367
Cost of sales(1)	196,908	—	196,908	—	196,908
Vessel operating expenses(2)	1,940	5,357	7,297	—	7,297
Operations and maintenance(2)	58,520	—	58,520	—	58,520
Segment Operating Margin	$44,397	$20,245	$64,642	$—	$64,642

Three Months Ended September 30, 2025
(in thousands of $)	Consolidated
Gross margin (GAAP)	$14,168
Depreciation and amortization	50,474
Consolidated Segment Operating Margin (Non-GAAP)	$64,642

	Three Months Ended June 30, 2025
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(2)	Consolidated
Total revenues	$263,236	$38,456	$301,692	$—	$301,692
Cost of sales(1)	208,852	—	208,852	—	208,852
Vessel operating expenses(2)	1,765	6,291	8,056	—	8,056
Operations and maintenance(2)	59,817	—	59,817	—	59,817
Segment Operating Margin	$(7,198)	$32,165	$24,967	$—	$24,967

Three Months Ended June 30, 2025
(in thousands of $)	Consolidated
Gross margin (GAAP)	$(27,903)
Depreciation and amortization	52,870
Consolidated Segment Operating Margin (Non-GAAP)	$24,967

	Nine Months Ended September 30, 2025
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other	Consolidated
Total revenues	$996,928	$102,667	$1,099,595	$—	$1,099,595
Cost of sales(1)	708,137	—	708,137	—	708,137
Vessel operating expenses(2)	3,705	18,824	22,529	—	22,529
Operations and maintenance(2)	173,294	—	173,294	—	173,294
Segment Operating Margin	$111,792	$83,843	$195,635	$—	$195,635

Nine Months Ended September 30, 2025
(in thousands of $)	Consolidated
Gross margin (GAAP)	$39,234
Depreciation and amortization	156,401
Consolidated Segment Operating Margin (Non-GAAP)	$195,635

	Nine Months Ended September 30, 2024
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other(3)	Consolidated
Total revenues	$1,515,365	$128,224	$1,643,589	$42,273	$1,685,862
Cost of sales(1)	776,269	—	776,269	—	776,269
Vessel operating expenses(2)	—	25,153	25,153	—	25,153
Operations and maintenance(2)	139,902	—	139,902	—	139,902
Deferred earnings from contracted sales(3)	150,000	—	150,000	(150,000)	—
Segment Operating Margin	$749,194	$103,071	$852,265	$(107,727)	$744,538

Nine Months Ended September 30, 2024
(in thousands of $)	Consolidated
Gross margin (GAAP)	$621,270
Depreciation and amortization	123,268
Consolidated Segment Operating Margin (Non-GAAP)	$744,538

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

Terminals and Infrastructure Segment

	Three Months Ended
(in thousands of $)	September 30, 2025	June 30, 2025	Change
Total revenues	$301,765	$263,236	$38,529
Cost of sales (exclusive of depreciation and amortization)	196,908	208,852	(11,944)
Vessel operating expenses	1,940	1,765	175
Operations and maintenance	58,520	59,817	(1,297)
Segment Operating Margin	$44,397	$(7,198)	$51,595

	Nine Months Ended,
(in thousands of $)	September 30, 2025	September 30, 2024	Change
Total revenues	$996,928	$1,515,365	$(518,437)
Cost of sales (exclusive of depreciation and amortization)	708,137	776,269	(68,132)
Vessel operating expenses	3,705	—	3,705
Operations and maintenance	173,294	139,902	33,392
Deferred earnings from contracted sales	—	150,000	(150,000)
Segment Operating Margin	$111,792	$749,194	$(637,402)
Total revenue
Total revenue for the Terminals and Infrastructure Segment increased by $38.5 million for the three months ended September 30, 2025 as compared to the three months ended June 30, 2025, and total revenue for the Terminals and Infrastructure Segment decreased by $518.4 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.
The increase in revenue in the third quarter of 2025 when compared to the second quarter of 2025 was primarily attributable to the following:
•We are required to deliver power under power purchase agreements from the Barcarena Power Plant starting in the third quarter of 2025. The Barcarena Power Plant is currently being commissioned, and as such, we partnered with a local energy trader to supply the required power. Revenue recognized for the delivery of power under these PPAs in third quarter of 2025 was $93.8 million.
•We entered into sub-charter agreements for the Energos Eskimo commencing in June 2025, and Energos Winter, and Energos Freeze commencing in the third quarter of 2025. The sub-charter revenue of $27.8 million is included in our Terminals and Infrastructure segment.
The increase above was offset by a decrease in our terminal revenue due to the following:
•We delivered 3.0 TBtu from our Montego Bay Facility and Old Harbour Facility prior to the sale of our Jamaica Business in the second quarter of 2025. The volumes delivered to our customers from our San Juan Facility and La Paz Facility together decreased from 11.2 TBtu in the second quarter of 2025 to 10.7 TBtu in the third quarter of 2025.

•We recognized $24.3 million of revenue from cargos sales for the three months ended June 30, 2025. We had no cargo sales for the three months ended September 30, 2025, as we were able to utilize all volumes under our supply contracts in our downstream terminal operations.
•The average Henry Hub index pricing used to invoice our downstream customers decreased by 11% for the three months ended September 30, 2025 as compared to the three months ended June 30, 2025.
The decrease in revenue in first three quarters of 2025 when compared to the first three quarters of 2024 was primarily attributable to decreased volumes due to the the termination of the grid stabilization project in the first quarter of 2024 and the sale of our Jamaica Business in May 2025.
•For the nine months ended September 30, 2025, volumes delivered to downstream customers were 38.7 TBtu as compared to 62.8 TBtu for the nine months ended September 30, 2024.
•The higher volumes in the first three quarters of 2024 were primarily attributable to additional sales in Puerto Rico from our grid stabilization project. Our customer terminated the grid stabilization project in the first quarter of 2024. Additionally, PREPA's San Juan Facility was undergoing repairs and maintenance in the first quarter of 2025, further decreasing volumes sold in Puerto Rico in the current year.
•We delivered 9.4 TBtu from our Montego Bay Facility and Old Harbour Facility prior to the sale of the Jamaica Business in May 2024, compared to 19.8 TBtu during the nine months ended September 30, 2024.
•The reduction in volumes delivered from our terminals was partially offset by higher demand from our customers at the La Paz Facility. We delivered 8.4 TBtu through the La Paz Facility during the nine months ended September 30, 2025 compared to 6.5 TBtu during the nine months ended September 30, 2024.
The decrease in revenue for the nine months ended September 30, 2025 was partially offset by an increase due to the following:
•Revenue recognized for the delivery of power under PPAs from the Barcarena Power Plant in third quarter of 2025 was $93.8 million.
•We earned sub-charter revenue for Energos Eskimo, Energos Winter, and Energos Freeze of $27.8 million during nine months ended September 30, 2025, which is included in our Terminals and Infrastructure segment.
•The average Henry Hub index pricing used to invoice our downstream customers increased by 62% for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.
•Revenue from cargos sales was $207.0 million for the nine months ended September 30, 2025, as compared to $199.1 million for the nine months ended September 30, 2024.
Cost of sales
Cost of sales includes the procurement of feed gas or LNG, as well as shipping and logistics costs to deliver LNG or natural gas to our facilities. We source LNG and natural gas from third parties and our own liquefaction facilities, including our first Fast LNG unit which was placed into service in the fourth quarter of 2024. Costs to convert natural gas to LNG, including labor, depreciation and other direct costs to operate our liquefaction facilities are also included in Cost of sales. Our subsidiary, Genera, provides operations and maintenance services to PREPA's thermal generation assets, and cost to provide these services is included in Cost of sales. Under our contract with PREPA, we pass all of these costs onto PREPA, and such billings are recognized as revenue.
Cost of sales decreased by $11.9 million for the three months ended September 30, 2025 as compared to the three months ended June 30, 2025, primarily driven by lower volumes delivered to our customers, including cargo sales, and lower vessel costs, which is partially offset by higher cost incurred for the delivery of power under PPAs from the Barcarena Power Plant.
•We delivered lower volumes of LNG to our downstream customers of 10.7 TBtu in the third quarter of 2025, compared to 14.2 TBtu in the second quarter of 2025 predominantly due to sale of our Jamaica Business in May

2025. The weighted average cost of gas purchased increased from $8.84 per MMBtu for the three months ended June 30, 2025 to $9.40 per MMBtu for the three months ended September 30, 2025.
•During the three months ended June 30, 2025, we incurred cargo sales costs of $15.7 million. We did not incur any cargo sales costs during the three months ended September 30, 2025.
•Vessel costs decreased by $22.7 million during the three months ended September 30, 2025 compared to the three months ended June 30, 2025. The vessel costs were lower in the third quarter as fewer vessels were chartered in our fleet. We assigned vessels used in the Jamaica Business to the buyer during the second quarter of 2025, and we redelivered certain vessels after their charters ended in the third quarter of 2025.
The decrease in cost of sales for the quarter was largely offset by a $44.1 million increase related to the delivery of power under PPAs from the Barcarena Power Plant.
Cost of sales decreased by $68.1 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, which was attributable to the following:
•We delivered 38.7 TBtu during the nine months ended September 30, 2025 compared to 62.8 TBtu during the nine months ended September 30, 2025, a reduction of 38% in volumes delivered, principally due to the sale of our Jamaica Business and downtime for repairs and maintenance at our San Juan Facility. In addition, our customer terminated the grid stabilization project in the first quarter of 2024, resulting in lower volumes delivered in 2025.
•We recognized lower payroll and other operating costs of $60.7 million to provide services under Genera's operations and maintenance contract for the nine months ended September 30, 2025 compared to $77.0 million for the nine months ended September 30, 2024; these costs are passed onto PREPA.
The decrease in the costs of gas were offset by higher weighted average cost of gas purchased from $6.65 per MMBtu for the nine months ended September 30, 2024 to $9.01 per MMBtu for the nine months ended September 30, 2025. In the first three quarters of 2025, we incurred $119.5 million of cargo sales costs, compared to $102.3 million incurred in the first three quarters of 2024. Additionally, we incurred $44.1 million in the third quarter related to the delivery of power under PPAs from the Barcarena Power Plant.
The weighted-average cost of our LNG inventory balance to be used in our operations as of September 30, 2025 and December 31, 2024 was $10.01 per MMBtu and $6.90 per MMBtu, respectively.
Vessel operating expenses
Vessel operating expenses relate to direct costs such as crewing, repairs and maintenance, insurance, stores, lube oils, communication expenses, management fees associated with operating vessels.
Vessel operating expenses remained consistent between the three months ended September 30, 2025 and 2024. We incurred $3.7 of vessel operating expenses during the nine months ended September 30, 2025 as the sub-charter agreements for certain vessels commenced during 2025 within the segment. No such costs were incurred in this segment in 2024.
Operations and maintenance
Operations and maintenance includes costs of operating our facilities, exclusive of costs to convert that are reflected in Cost of sales.
Operations and maintenance decreased by $1.3 million for the three months ended September 30, 2025 as compared to the three months ended June 30, 2025. The decrease was primarily attributable to the costs due to the sale of our Jamaica Business in May 2025. The decrease was partially offset by increase in vessel charter costs and port fees.
Operations and maintenance increased by $33.4 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The increase is primarily due to higher vessel charter costs, and other operating costs incurred at our Fast LNG unit and the Santa Catarina Facility that were placed into service at the end of

2024. In the first quarter of 2024, our grid stabilization contract was terminated and assets related to the project were sold to PREPA, resulting in a reduction in costs incurred at our San Juan Facility.
Ships Segment

	Three Months Ended,
(in thousands of $)	September 30, 2025	June 30, 2025	Change
Total revenues	$25,602	$38,456	$(12,854)
Vessel operating expenses	5,357	6,291	(934)
Segment Operating Margin	$20,245	$32,165	$(11,920)

	Nine Months Ended,
(in thousands of $)	September 30, 2025	September 30, 2024	Change
Total revenues	$102,667	$128,224	$(25,557)
Vessel operating expenses	18,824	25,153	(6,329)
Segment Operating Margin	$83,843	$103,071	$(19,228)
Revenue in the Ships segment is comprised of operating lease revenue under time charters, fees for positioning and repositioning vessels as well as the reimbursement of certain vessel operating costs. As of September 30, 2025, two vessels included in the Energos Formation Transaction were leased to customers under long-term arrangements and are included in this segment.
Total revenue
Total revenue for the Ships segment decreased $12.9 million for the three months ended September 30, 2025 as compared to the three months ended June 30, 2025. Total revenue for the Ships segment decreased by $25.6 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. Subsequent to the Energos Formation Transaction, we continue to be, for accounting purposes, the owner of certain vessels included in the transaction, and as such, we continue to recognize revenue from the charter of these vessels to third parties. Third-party charters of certain vessels that were part of the Energos Formation Transaction ended during the nine months ended September 30, 2025, and we are either using those vessels at our terminal operations or sub-chartering on a long-term basis. Revenue from these vessels are now included in the Terminals and Infrastructure segment.
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
Vessel operating expenses decreased $0.9 million for the three months ended September 30, 2025 as compared to the three months ended June 30, 2025. Vessel operating expenses decreased $6.3 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The vessel operating costs were lower during the nine months ended September 30, 2025 as the vessels Energos Winter and Energos Maria have been utilized for our terminal operations at the conclusion of their third party charters.

Other operating results

	Three Months Ended,			Nine Months Ended,
(in thousands of $)	September 30, 2025	June 30, 2025	Change	September 30, 2025	September 30, 2024	Change
Selling, general and administrative	$86,050	$57,256	$28,794	$202,577	$223,720	$(21,143)
Transaction and integration costs	19,649	75,384	(55,735)	106,964	6,285	100,679
Depreciation and amortization	50,474	52,870	(2,396)	156,401	123,268	33,133
Asset impairment expense	10,353	117,312	(106,959)	127,911	5,756	122,155
Goodwill impairment expense	—	582,172	(582,172)	582,172	—	582,172
Loss (gain) on sale	1,705	(472,699)	474,404	(470,994)	77,140	(548,134)
Total operating expense	168,231	412,295	(244,064)	705,031	436,169	268,862
Operating (loss) income	(103,589)	(387,328)	283,739	(509,396)	308,369	(817,765)
Interest expense	210,562	206,408	4,154	630,664	228,850	401,814
Other (income) expense, net	(29,042)	(56,262)	27,220	(149,241)	60,630	(209,871)
Loss on extinguishment of debt, net	—	20,320	(20,320)	20,787	9,754	11,033
Loss before income taxes	(285,109)	(557,794)	272,685	(1,011,606)	9,135	(1,020,741)
Tax provision (benefit)	8,247	(967)	9,214	35,950	28,012	7,938
Net loss	$(293,356)	$(556,827)	$263,471	$(1,047,556)	$(18,877)	$(1,028,679)
Selling, general and administrative
Selling, general and administrative includes compensation expenses for our corporate employees, employee travel costs, insurance, professional fees for our advisors, and screening costs for projects that are in initial stages and development is not yet probable.
Selling, general and administrative increased by $28.8 million for the three months ended September 30, 2025, compared to the three months ended June 30, 2025. The increase was primarily attributable to a $18.6 million loss from legal proceedings with vendors and additional $8.2 million in bad debt expense associated with receivables that we retained following the sale of our Jamaica Business. The increase was partially offset with lower screening costs incurred during the current quarter for our development projects.
Selling, general and administrative decreased by $21.1 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 primarily due to lower share-based compensation expense and screening costs for our development projects. Due to forfeitures during the first three quarters of 2025, we recognized a reversal of previously recorded share-based compensation expense which significantly lowered the expense for the period.
Transaction and integration costs
The Company incurred transaction and integration costs of $19.6 million during the three months ended September 30, 2025. During the third quarter of 2025, we initiated a process to evaluate our capital structure and liquidity, and we have retained a financial advisor and legal counsel to assist in this evaluation. Our creditors have also retained financial advisors and legal counsel, and we are responsible for these costs. We incurred $18.6 million towards such professional and consulting fees during the three months ended September 30, 2025.
We incurred $107.0 million of transaction and integration costs during the nine months ended September 30, 2025. In addition to costs incurred in the current quarter, we incurred $71.1 million of transaction costs directly attributable to the sale of the Jamaica Business, which included fees for novating a vessel charter to the buyer and contingent fees due to our advisors. Other costs relate to legal fees and other third party costs incurred in connection with amendments to credit agreements.

We did not incur significant transaction and integration costs for the three and nine months ended September 30, 2024.
Depreciation and amortization
Depreciation and amortization decreased by $2.4 million for the three months ended September 30, 2025 as compared to the three months ended June 30, 2025. Depreciation and amortization expense increased by $33.1 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The increase in depreciation expense resulted from the Fast LNG project and the Santa Catarina Facility being placed into service in December 2024, and was partially offset by a reduction due to the sale of certain turbines and equipment to PREPA in the first half of 2024, and sale of our Jamaica Business in May 2025.
Asset impairment expense
For the three months ended September 30, 2025, the impairment charge of $10.4 million principally relates to costs incurred on certain capitalized development project costs; during the third quarter, we determined that it was not probable that we would pursue development of these projects.
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
During the nine months ended September 30, 2024, the impairment charge related to the sale of our Miami Facility.
Goodwill impairment expense
For the nine months ended September 30, 2025, we recognized an impairment of goodwill of $582.2 million primarily as a result of (i) the significant increase in the weighted average cost of capital which reflected a higher company specific risk premium, and (ii) a reduction in forecasted cash flows following changes in customer revenue projections and the timing of completion of development projects.
(Gain) loss on sale
In May 2025, the Company completed the sale of its Jamaica Business to Excelerate Energy Limited Partnership (“EELP”), a subsidiary of Excelerate Energy, Inc. for cash consideration of $1,055.0 million, subject to certain purchase price adjustments. During the nine months ended September 30, 2025, we recognized a gain of $471.0 million related to the sale.
During the nine months ended September 30, 2024, the Company recognized a loss of $77.1 million from the sale of turbines and related equipment to the PREPA.
Interest expense
Interest expense increased by $4.2 million for the three months ended September 30, 2025 as compared to the three months ended June 30, 2025. The increase in interest expense was primarily driven by lower interest capitalized of $54.7 million during the quarter ended September 30, 2025 compared to $62.5 million during the quarter ended June 30, 2025.
Interest expense increased by $401.8 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The increase was primarily due to an increase in total principal balance outstanding and higher interest rates. The total principal balance on outstanding facilities was $9.1 billion as of September 30, 2025 as compared to total outstanding debt of $7.8 billion as of September 30, 2024. We also capitalized interest expense of $191.3 million during the first nine months of 2025 compared to $346.9 million for the nine months ended September 30, 2024, as the Fast LNG project and Santa Catarina Facility were placed into service towards the end of 2024.

Other (income) expense, net
Other (income) expense, net was $(29.0) million and $(56.3) million for the three months ended September 30, 2025 and June 30, 2025, respectively. Other (income) expense, net was $(149.2) million and $60.6 million for the nine months ended September 30, 2025 and 2024, respectively.
The Other income recognized in the three months ended September 30, 2025 and June 30, 2025 was primarily due to foreign currency remeasurement gains, supported by the appreciation of the Mexican pesos and Brazilian real against the U.S. dollar. We earned interest income of $10.9 million and $14.0 million for the three months ended September 30, 2025 and June 30, 2025, respectively, largely from the restricted cash for our development projects in Brazil. We also recognized a gain contingency associated with our sale of Centrais Elétricas de Sergipe Participações S.A, or CELSEPAR in 2022 of $5.2 million upon settlement in the second quarter of 2025.
Other income recognized in the first three quarters of 2025 was primarily comprised of foreign currency gain due to remeasurement of U.S. dollar denominated debt in our Brazil subsidiary. We recorded an unrealized gain on fair valuation of our contingent consideration derivative liabilities and embedded contingent interest derivative of $18.5 million during the nine months ended September 30, 2025.
The Company also recognized interest income of $39.3 million and $14.0 million during the nine months ended September 30, 2025 and September 30, 2024.
Other expense recognized in the nine months ended September 30, 2024 was primarily comprised of foreign currency remeasurement losses and loss on termination of leases of turbines used in the grid stabilization project in Puerto Rico partially offset by interest income.
Loss on extinguishment of debt, net
We did not incur any loss on extinguishment of debt for the three months ended September 30, 2025. During the six months ended June 30, 2025, we reduced the available capacity under our Revolving Facility by $270.0 million and recognized $10.6 million of loss on extinguishment of debt, which represents the write-off of unamortized deferred financing costs. We also recognized $5.9 million of loss on extinguishment of debt related to the repayment of the South Power Bonds in conjunction with closing of the sale of our Jamaica Business. Additionally, we made a partial repayment of the Term Loan A using proceeds from the sale and incurred a partial extinguishment loss of $3.8 million.
During the nine months ended September 30, 2024, we recognized a loss on extinguishment of $7.9 million in connection with the prepayment of the Equipment Notes, which represents the prepayment premium and unamortized financing costs. We also recognized a loss on extinguishment relating to a premium of $1.9 million over the repurchase price in connection with the cash tender offer to repurchase $375.0 million of the outstanding 2025 Notes.
Tax provision
We recognized a tax provision for the three months ended September 30, 2025 of $8.2 million compared to a tax benefit of $1.0 million for the three months ended June 30, 2025. Our tax provision was $36.0 million and $28.0 million for the nine months ended September 30, 2025 and 2024, respectively. We are recognizing a tax provision on pre-tax losses due to estimated taxes due on the gain from sale of our Jamaica Business, taxation of foreign earnings including estimated tax liabilities under the Pillar Two framework, and recognition of a valuation allowance on our U.S. and foreign operations.
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
•Our results of operations include the cost of operating our Fast LNG solution. We placed our first Fast LNG project into service in the fourth quarter of 2024. This project represents our largest ever capital project and placing the asset into service will significantly increase the depreciation recognized in future periods; such depreciation will also impact the cost of LNG delivered from the FLNG facility. We also expect interest expense to increase as we are no longer able to capitalize borrowing costs associated with this development.
While the asset is in service, we continue to optimize the asset to enhance liquefaction capacity. Such costs that enhance the asset are capitalized on our Condensed Consolidated Balance Sheets.
•Our historical financial results do not include significant projects that have recently been completed or are near completion. Our results of operations for the three months ended September 30, 2025 include our San Juan Facility, La Paz Power Plant and certain industrial end-users. We placed the Santa Catarina Facility into service in the fourth quarter of 2024. We have also completed construction of our Barcarena Facility and are in the final stages of commissioning this facility. We are also continuing to develop our Barcarena Power Plant, PortoCem Power Plant, Puerto Sandino Facility and Ireland Facility, and our current results do not include revenue and operating results from these projects.
In the first quarter of 2024, our grid stabilization contract was terminated and related assets were sold to PREPA. We continued to supply gas to these power generation assets under an island-wide gas sales agreement with PREPA, which initially expired in March 2025. During 2025, the Company and PREPA agreed to a series of short-term extensions of the gas supply agreement while working towards a long-term solution that is in the best interests of both parties and achieves our mutual goal of sustained, efficient power generation for Puerto Rico.In September 2025, both parties reached agreement on contract terms for the long-term supply of LNG to Puerto Rico, which the Financial Oversight and Management Board of Puerto Rico ("FOMB") then made further comments. The Parties remain in negotiations to finalize the new gas supply agreement and submit it for review and approval by the FOMB. The current gas supply agreement is extended on a weekly basis until the new gas supply agreement is approved by the FOMB. There can be no assurances that the long-term gas sale agreement will be executed, and to the extent the Company is not able to execute such an agreement, the Company's future results of operations could be adversely impacted and the impact could be material.
Liquidity and Capital Resources
Cash Flows
The following table summarizes the changes to our cash flows for the nine months ended September 30, 2025 and 2024, respectively:

	Nine Months Ended September 30,
(in thousands of $)	2025	2024	Change
Cash flows from:
Operating activities	$(575,187)	$146,200	$(721,387)
Investing activities	195,653	(1,308,554)	1,504,207
Financing activities	(254,270)	1,100,877	(1,355,147)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(633,804)	$(61,477)	$(572,327)
Cash (used in) / provided by operating activities
Our cash flow used in operating activities was $575.2 million for the nine months ended September 30, 2025, which decreased by $721.4 million from cash provided by operating activities of $146.2 million for the nine months ended September 30, 2024. Our net loss for the nine months ended September 30, 2025, when adjusted for non-cash items, increased by $815.1 million from the nine months ended September 30, 2024. Non-cash items during the nine months ended September 30, 2025 included goodwill impairment expense of $582.2 million, and asset impairment expense of $127.9 million related to the Lakach deepwater project and the development project in Pennsylvania. We also recognized a gain on sale of $471.0 million related to the sale of the Jamaica Business.
Cash outflows during the nine months ended September 30, 2025 includes significant interest payments resulting from both higher amounts of outstanding debt and increased interest rates. Cash paid for interest, excluding capitalized interest, during 2025 totaled approximately $350 million. We have recognized reduced cash flows following the sale of our Jamaica

Business. Following the sale of the Jamaica Business, we continue to incur operational and administrative costs that supported all of our operations, including Jamaica. Additionally, our first FLNG unit was placed in service at the end of 2024, and we have incurred increased operational and maintenance costs as we optimize our LNG production process.
Cash provided by / (used in) investing activities
Our cash flow provided by investing activities was $195.7 million for the nine months ended September 30, 2025, which increased by $1.5 billion from cash used in investing activities of $1.3 billion for the nine months ended September 30, 2024. Cash flows from investing activities during the nine months ended September 30, 2025 were primarily from proceeds of $949.5 million from the sale of the Jamaica Business. Cash inflows were offset by cash outflows for continued construction of the PortoCem Power Plant and the Puerto Sandino Facility, and for expansion projects in Puerto Rico.
Cash outflows for investing activities during the nine months ended September 30, 2024 were used primarily for the continued development of our Fast LNG project and the construction of the PortoCem Power Plant and Barcarena Power Plant. Cash outflows were offset by proceeds of $306.6 million from the sale of turbines and related equipment to PREPA, $136.4 million from the sale of our equity method investment in Energos and $22.4 million from the sale of the Mazo.
Cash (used in) / provided by financing activities
Our cash flow used in financing activities was $254.3 million for the nine months ended September 30, 2025, which increased by $1.4 billion from cash provided by financing activities of $1.1 billion for the nine months ended September 30, 2024. During the nine months ended September 30, 2025 we had total borrowings of $1.4 billion, a portion of which were used to repay the Barcarena Debentures in full. We also repaid our Revolving Facility and repaid our short-term borrowings under repurchase agreements, prior to drawing on these facilities. In conjunction with closing the sale of the Jamaica Business, we repurchased all outstanding South Power Bonds for $227.1 million.
Throughout the first nine months of 2024, we had total borrowings of $3,594.2 million, with such borrowings primarily used to fund continued development of the Fast LNG project, Barcarena Power Plant, and PortoCem Power Plant. Such borrowings were also used to repay a portion of the 2025 Notes and various asset level financings in Puerto Rico and Brazil. We also repaid our Revolving Facility and short-term borrowings under repurchase agreements, prior to again drawing on these facilities.
Contractual Obligations
We are committed to make cash payments in the future pursuant to certain contracts. The following table summarizes certain contractual obligations, including principal and interest, in place as of September 30, 2025:

(in thousands of $)	Total	Less than Year 1	Years 2 to 3	Year 4 to 5	More than 5 years
Long-term debt obligations	$13,930,677	$340,970	$3,547,232	$6,283,957	$3,758,518
Purchase obligations	15,651,630	299,484	491,060	1,055,951	13,805,135
Lease obligations	559,248	32,791	179,231	149,776	197,450
Total	$30,141,555	$673,245	$4,217,523	$7,489,684	$17,761,103
Long-term debt obligations
For information on our long-term debt obligations, see “—Liquidity and Capital Resources—Long-Term Debt” in our Annual Report. The amounts included in the table above are based on the total debt balance, scheduled maturities, and interest rates in effect as of September 30, 2025.
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
Purchase obligations

We are party to contractual purchase commitments for the purchase, production and transportation of LNG and natural gas, as well as engineering, procurement and construction agreements to develop our terminals and related infrastructure. Our commitments to purchase LNG and natural gas are principally take-or-pay contracts, which require the purchase of minimum quantities of LNG and natural gas, and these commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. Certain LNG purchase commitments are subject to conditions precedent, and we include these expected commitments in the table above beginning when delivery is expected assuming that all contractual conditions precedent are met. For purchase commitments priced based upon an index such as Henry Hub, the amounts shown in the table above are based on the spot price of that index as of September 30, 2025.
We have construction purchase commitments in connection with our development projects, including our Fast LNG projects, Puerto Sandino Facility, Barcarena Facility, Barcarena Power Plant and PortoCem Power Plant. Commitments included in the table above include commitments under engineering, procurement and construction contracts where a notice to proceed has been issued. Our remaining committed capital expenditures, inclusive of invoiced amounts in Accounts payable, towards these projects is approximately $418 million. This does not include any capital expenditures related to Klondike. We have secured financing commitments to continue to develop our Barcarena Power Plant and PortoCem Power Plant, which represents approximately $170 million of our upcoming committed capital expenditures.
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
New 2029 Notes and 2029 Notes
Interest payments are due on the New 2029 Notes semi-annually in May and November of each year, and an interest payment of $163.8 million was due on November 17, 2025, with a contractual three-day grace period to November 20, 2025. Prior to the expiration of the contractual three-day grace period, we entered into a forbearance agreement with the beneficial holders of greater than 70% of the New 2029 Notes, pursuant to which the holders agreed to forbear from accelerating or exercising remedies in respect of an event of default that has arisen thereunder on account of the issuer’s failure to pay interest due on November 17, 2025. The term of the forbearance agreement is through December 15, 2025, and upon the termination of the forbearance agreement, if further forbearance or debt restructuring is not agreed to, the holders of the New 2029 Notes could accelerate the outstanding principal balance of the New 2029 Notes, in which case substantially all of our other outstanding debt would become payable on demand.
We do not expect to be in compliance with the consolidated first lien debt ratio and fixed charge coverage ratio covenants under the Revolving Facility Credit Agreement and the Term Loan A Credit Agreement for the quarter ending December 31, 2025; see discussion below. The indenture governing the New 2029 Notes contains cross-default provisions that would automatically accelerate the maturity date of all outstanding balances under the New 2029 Notes upon an event of default in the Revolving Credit Agreement and Term Loan A Credit Agreement due to a covenant violation. As such, the outstanding principal balance of the New 2029 Notes has been presented as a current liability.
The indenture governing the 2029 Notes contains cross acceleration provisions that would allow these lenders to accelerate the maturity date of outstanding principal balances under the 2029 Notes upon an acceleration of outstanding principal balances under Revolving Facility and Term Loan A Credit Agreement due to a covenant violation. As such, the outstanding principal balance of the 2029 Notes has been presented as a current liability.
Revolving Facility
In May 2025, we entered into an amendment to the Revolving Credit Agreement to, among other things, (i) provide for a covenant holiday with respect to the consolidated first lien debt ratio and fixed charge coverage ratio contained therein for the fiscal quarter ending June 30, 2025, (ii) permit $270.0 million of proceeds from the sale of the Jamaica Business to be used to prepay and terminate a portion of loans and commitments currently outstanding and otherwise not require the proceeds of the sale of the Jamaica Business to be used to prepay loans and commitments, (iii) provide that the asset sale sweep mandatory prepayment will no longer apply once aggregate commitments are reduced to $550.0 million and (iv) restrict the Company from prepaying the 2026 Notes in excess of $200.0 million other than to avoid springing maturities unless any such prepayment is made using proceeds from refinancing indebtedness or capital contributions.
In May 2025, we repaid $270.0 million of outstanding balance under the Revolving Facility which permanently reduced the borrowing capacity to $730.0 million. Additionally, we have issued letters of credit of $69.5 million in the second quarter of 2025, and including the outstanding letters of credit, we have fully utilized the borrowing capacity of $729.9 million as of September 30, 2025.
In November 2025, we entered into an amendment to the Revolving Credit Agreement to, among other things, (a) provide for a covenant holiday with respect to (x) the consolidated first lien debt ratio and fixed charge coverage ratio covenants contained therein for the fiscal quarter ended September 30, 2025 and (y) the minimum liquidity requirement contained therein for the fiscal quarter ending December 31, 2025, (b) remove certain flexibility we had to pay dividends and other distributions, and (c) restrict our ability to make payments of principal or interest accruing on certain outstanding indebtedness, including the November 17, 2025 interest payment on the New 2029 Notes.
We also do not expect to be in compliance with the consolidated first lien debt ratio and fixed charge coverage ratio covenants for the fiscal quarter ending December 31, 2025. If we do not enter into an agreement with the lenders under the Revolving Facility to provide for a covenant holiday or other covenant relief for the fiscal quarter ending December 31, 2025, by the time we furnish to the administrative agents for the Revolving Facility audited financial statements for such fiscal year, the lenders would have the right to accelerate the repayment of the outstanding principal under the Revolving Facility. If the lenders choose to exercise such rights, substantially all of our outstanding indebtedness could be accelerated.
Letter of Credit Facility
In May 2025, we entered into the eighth amendment to the Letter of Credit Agreement to, among other things, (i) provide for a covenant holiday with respect to the consolidated first lien debt ratio and fixed charge coverage ratio covenants contained therein for the fiscal quarter ended June 30, 2025 and (ii) add a covenant limiting the amount of cash we can use to repurchase the 2026 Notes, other than payments to avoid springing maturities in respect thereof or with proceeds of certain permitted debt or equity refinancing transactions.
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

On August 8, 2025, we entered into the ninth amendment to our Letter of Credit Agreement to, among other things, (i) change the facility from uncommitted to committed; (ii) extend the maturity date to November 14, 2025; (iii) add an asset sale sweep prepayment provision; and (iv) make certain changes to fees and pricing. In addition, the commitments were reduced to approximately $195,000 and were scheduled to automatically reduced on October 5, 2025 to approximately $155,000.
On September 30, 2025, we entered into a deferral agreement for our Letter of Credit Agreement to, among other things, further defer the Cash Collateralization Requirement to November 14, 2025.
On October 24, 2025, we entered into the tenth amendment and deferral agreement to our Letter of Credit Agreement to, among other things, delay the reduction of commitments until a date that certain letters of credit were issued and/or renewed (not to be later than November 14, 2025).
On November 14, 2025, we entered into the eleventh amendment to the Letter of Credit Agreement to, among other things, (a) extend the maturity date of the Letter of Credit Facility to March 31, 2026, (b) provide for a covenant holiday with respect to the consolidated first lien debt ratio and fixed charge coverage ratio covenants contained therein for the fiscal quarters ended September 30, 2025 and December 31, 2025, (c) remove the minimum liquidity requirement contained therein with respect to each fiscal quarter, (d) remove certain flexibility we had to pay dividends and other distributions, and (e) restrict our ability to make payments of principal or interest accruing on certain outstanding indebtedness
As of September 30, 2025, we had $195,000 of letters of credit outstanding under the Letter of Credit Facility.
Term Loan B Credit Agreement
In March 2025, we entered into an amendment to the Term Loan B Credit Agreement. Pursuant to the amendment, certain lenders agreed to provide incremental term loans in an aggregate principal amount of up to $425.0 million, which increased the total outstanding principal amount to $1,272.4 million ("Term Loan B"). The incremental term loans were issued at a discount, and we received proceeds, net of discount, of $391.0 million. Net proceeds will be used primarily to fund capital expenditures of the onshore FLNG project, and for other corporate expenses. The incremental term loans are subject to the same maturity date as the term loans under the original agreement. Quarterly principal payments of approximately $3.2 million were required beginning June 2025.
The Term Loan B is secured by the same collateral as that secures the term loans under the original agreement. The Term Loan B bears interest at a per annum rate equal to Adjusted Term SOFR (as defined in the amendment) plus 5.5%. We may prepay the Term Loan B at its option subject to prepayment premiums until March 10, 2028 and customary break funding costs. We are required to prepay the Term Loan B with the net proceeds of certain asset sales, condemnations, and debt and convertible securities issuances and with our Excess Cash Flow (as defined in the amendment), in each case subject to certain exceptions and thresholds. We must comply with the same covenant requirements as those under the original agreement. Additionally, the Term Loan B contains cross acceleration provisions that would allow these lenders to accelerate the maturity date of outstanding principal under the Term Loan B upon an acceleration of outstanding principal balances under Revolving Facility and Term Loan A Credit Agreement due to a covenant violation. As such, the outstanding principal balance of the Term Loan B has been presented as a current liability.
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
In November 2025, we entered into an amendment to the Term Loan A Credit Agreement to, among other things, (a) provide for a covenant holiday with respect to (x) the consolidated first lien debt ratio and fixed charge coverage ratio covenants contained therein for the fiscal quarter ended September 30, 2025 and (y) the minimum liquidity requirement contained therein for the fiscal quarter ending December 31, 2025(b) remove certain flexibility we had to pay dividends and other distributions and (c) restrict our ability to make payments of principal or interest accruing on certain outstanding indebtedness, including the November 17, 2025 interest payment on the New 2029 Notes.
We also do not expect to be in compliance with the consolidated first lien debt ratio and fixed charge coverage ratio covenants for the fiscal quarter ending December 31, 2025. If we do not enter into an agreement with the lenders under the Term Loan A Credit Agreement to provide for a covenant holiday or other covenant relief for the fiscal quarter ending December 31, 2025, by the time we furnish to the administrative agents for the Term Loan A Credit Agreement audited financial statements for such fiscal year, the lenders would have the right to accelerate the repayment of the outstanding principal under the Term Loan A Credit Agreement. If the lenders choose to exercise such rights, substantially all of our outstanding indebtedness could be accelerated.
Short-term Borrowings
We have an LNG cargo financing arrangement where it may, from time to time, enter into sales and repurchase agreements with a financial institution, whereby we sell to the financial institution an LNG cargo and concurrently enters into an agreement to repurchase the same LNG cargo immediately with the repurchase price payable at a future date, generally not to exceed 90-days from the date of the sale and repurchase (the “Short-term Borrowings”). As of September 30, 2025, $73.3 million was due under repurchase arrangements with a weighted average interest rate of 7.95%, and we have amended the agreements on outstanding borrowings to extend the due date to November 14, 2025. Borrowings under this arrangement are uncommitted, and as such, there can be no assurance that we will have a right to extend the due dates on outstanding balances or borrow additional amounts in the future.
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
PortoCem Debentures
The PortoCem Debentures included a non-automatic early maturity provision whereby upon multiple downgrades of the Company’s credit rating, early maturity may be declared if approved by the majority of debenture holders. Our credit ratings were downgraded during the first quarter of 2025, triggering the right of the debenture holders to determine if an early maturity event should be declared. On May 23, 2025, the debenture holders unanimously permanently waived their ability to declare an early maturity event due to this credit ratings downgrade. In connection with the debenture holders' decision to not declare an early maturity event, we agreed to provide a bank guarantee of $129.1 million prior to August 17, 2025.
On June 5, 2025, we received an additional downgrade of our credit rating, which triggered an non-automatic event of early maturity under the PortoCem Debenture. On June 26, 2025, the debenture holders unanimously permanently waived their ability to declare an early maturity event due to this credit ratings downgrade. No additional collateral was required;

however, we were required to provide $50.0 million of the previously required bank guarantee on or before July 7, 2025. The remaining $79.1 million bank guarantee was due prior to August 17, 2025. Additionally, the debenture holders agreed to amend the debenture agreement to suspend the provision that allows for a non-automatic early maturity event upon certain downgrades of our credit rating through August 30, 2026.
We provided the required $50.0 million bank guarantee on July 9, 2025, subsequent to the required deadline of July 7, 2025. On August 7, 2025 the debenture holders unanimously waived their ability to declare an early maturity event due to the failure to timely meet this condition in the previous waiver. Additionally, we did not provide the required $79.1 million bank guarantee by the deadline. On October 11, 2025, the debenture holders unanimously permanently waived their ability to declare an early maturity event due to the failure to provide the bank guarantee. The remaining $79.1 million bank guarantee is now due on or before May 10, 2026, and if this guarantee or an equivalent amount of equity contribution to the project company is not made by this date, an automatic early maturity event will exist under the amended debenture agreement. We are discussing providing this bank guarantee with its creditors under new credit arrangements. However, based on our current liquidity, we determined that it is not currently probable that the bank guarantee can be provided, absent an agreement with our existing creditors or new lenders, and as such the PortoCem Debentures continue to be classified as a current liability. If such automatic early maturity event were to occur, substantially all of our outstanding indebtedness would be payable on demand.
The PortoCem Debentures contain usual and customary representations and warranties, and usual and customary affirmative and negative covenants. The PortoCem Debentures do not contain any restrictive financial covenants.
EB-5 Loan Agreement
Our loan agreement under the U.S. Citizenship and Immigration Services EB-5 Program ("EB-5 Loan Agreement") requires us to create a minimum number of new jobs prior to January 2026 (the "Job Creation Requirement"). During the third quarter of 2025, we determined that it was not probable that development of our ZeroPark project will have created a sufficient amount of jobs by this deadline. After contractual notice and grace periods, if the Jobs Creation Requirement is not met, the lenders would have the ability to accelerate the payment of all outstanding balances under the EB-5 Loan Agreement. As of September 30. 2025, we had an aggregate principal amount of $100.0 million outstanding (the "EB-5 Loan"). None of our other outstanding indebtedness would be impacted by any potential event of default or acceleration of the EB-5 Loan. We are in discussions with the lenders to obtain a waiver.
South Power 2029 Bonds
On May 14, 2025, we completed the sale of the Jamaica Business. In conjunction with closing, we repurchased all outstanding South Power Bonds for $227.2 million, including a 1.0% prepayment penalty and accrued interest.
Critical Accounting Policies and Estimates
A complete discussion of our critical accounting policies and estimates is included in our Annual Report. As of September 30, 2025, there have been no significant changes to our critical accounting estimates since our Annual Report.
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
Interest Rate Risk
The 2026 Notes, 2029 Notes, New 2029 Notes, Brazil Financing Notes, EB-5 Loan, PortoCem Debentures and Turbine Financing (each defined above or in the Annual Report) were issued with a fixed rate of interest, and as such, a change in interest rates would impact the fair value of the debt outstanding but such a change would have no impact on our results of operations or cash flows. A 100-basis point increase or decrease in the market interest rate would decrease or increase the fair value of our fixed rate debt by approximately $32 million. The sensitivity analysis presented is based on certain simplifying assumptions, including instantaneous change in interest rate and parallel shifts in the yield curve.
Interest under the Term Loan A Credit Agreement and Term Loan B have components based on the Secured Overnight Financing Rate ("SOFR"), and the BNDES Term Loan has components based on BNDES fixed rate. A 100-basis point increase or decrease in the market interest rates would decrease or increase our annual interest expense by approximately $20 million.
Foreign Currency Exchange Risk
We have transactions, assets and liabilities denominated in Brazilian reais, and our Brazilian subsidiaries and investments receive income and pay expenses in Brazilian reais. Based on our Brazilian reais revenues and expenses, a 10% depreciation of the U.S. dollar against the Brazilian reais would result in approximately $4 million of foreign currency losses that would be included in Other (income) expense, net in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the nine months ended September 30, 2025. During 2024, we entered into a series of foreign exchange forward contracts and zero-cost collar options to reduce exchange rate risk associated with U.S. dollar borrowings and expected capital expenditures. As of September 30, 2025, the notional amount of outstanding foreign exchange contracts was approximately $13 million.
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
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2025 due to the material weaknesses in internal control over financial reporting described further below.
Material Weakness Identified
During the third quarter of 2025, we identified a material weakness in the internal controls over certain aspects of our information technology information systems supporting the financial reporting process. Specifically, we did not maintain effective controls related to (i) restricting user access to certain financial applications and data to the appropriate personnel, and (ii) monitoring, documenting and approving system or data changes. Contributing to the ineffectiveness of the our information technology controls was the unanticipated turnover of key personnel during the current year. As a result of these deficiencies, the related process-level IT dependent manual and automated application controls were deemed ineffective because their reliability depends on information and configurations from the affected IT systems, and controls over substantially all significant financial statement accounts are impacted.
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
•hiring additional personnel with appropriate knowledge of U.S. GAAP
•engaging experienced consultants; and
•updating our risk and control documentation to ensure adequate and experienced resources are allocated to identified risks
The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We may also conclude that additional measures may be required to remediate the material weaknesses. We will continue to monitor the design and effectiveness of these and other processes, procedures and controls and make any further changes management deems appropriate. Management remains committed to remediating these weaknesses and maintaining an effective internal control environment.
Changes in Internal Control over Financial Reporting
Other than the ongoing remediation efforts related to the material weaknesses described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•We may be unable to maintain the listing of our common stock on the Nasdaq stock market or another national securities exchange;

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
•We recognized operating losses and negative operating cash flows during each of the first three quarters of 2025, with this decline in earnings accelerating in the second quarter of 2025. Our forecasted cash flows are expected to be impacted by, among other things, reduced earnings following the sale of the Jamaica Business and increased interest expense.
•In November 2025, we entered into amendments to the Revolving Credit Agreement, the Letter of Credit Agreement and the Term Loan A Credit Agreement to, among other things, (a) in the case of the Letter of Credit Facility, extend the maturity date of the facility to March 31, 2026, (b) provide for a covenant holiday with respect to (x) the consolidated first lien debt ratio and fixed charge coverage ratio covenants contained therein for the fiscal quarter ended September 30, 2025 (or in the case of the Letter of Credit Facility, also provide for a covenant holiday for the fiscal quarter ending December 31, 2025) and (y) the minimum liquidity requirement contained therein for the fiscal quarter ending December 31, 2025 (or in the case of the Letter of Credit Facility, remove the fiscal quarter minimum liquidity test altogether), (c) remove certain flexibility we had to pay dividends and other distributions, and (d) restrict our ability to make payments of principal or interest accruing on certain outstanding indebtedness, including the November 17, 2025 interest payment on the New 2029 Notes.
•We also do not expect to be in compliance with the consolidated first lien debt ratio and fixed charge coverage ratio covenants for the fiscal quarter ending December 31, 2025 under the Revolving Credit Agreement and the Term Loan A Credit Agreement. If we do not enter into an agreement with the lenders under the Revolving Facility and the Term Loan A Credit Agreement to provide for a covenant holiday or other covenant relief for the fiscal quarter ending December 31, 2025, by the time we furnish to the administrative agents for the Revolving Facility and Term Loan A Credit Agreement audited financial statements for such fiscal year, the lenders would have the right to accelerate the repayment of the outstanding principal under the Revolving Facility and Term Loan A Credit Agreement. If the lenders and issuing banks choose to exercise such rights under those facilities, substantially all of our outstanding indebtedness could be accelerated, and we would not have sufficient liquidity or capital resources to satisfy its outstanding principal obligations.
•The New 2029 Notes Issuer, did not make the interest payment of $163.8 million due to holders of the New 2029 Notes on November 17, 2025. An event of default under the indenture governing the New 2029 Notes will arise on November 20, 2025, when the contractual grace period for interest payments on such notes expires. On November 18, 2025, we and certain of our subsidiaries, including the New 2029 Notes Issuer, entered into the New 2029 Notes Forbearance Agreement, pursuant to which such beneficial holders agreed to forbear from accelerating or exercising remedies in respect of such event of default. Unless earlier terminated, the New 2029 Notes Forbearance Agreement will terminate on December 15, 2025. Upon the termination of the New 2029 Notes Forbearance Agreement, if a further forbearance or debt restructuring is not agreed to, the holders of the New 2029 Notes could accelerate the outstanding principal balance of the New 2029 Notes, in which case substantially all of our other outstanding debt would become payable on demand. The New 2029 Notes Forbearance Agreement contains conditions, covenants, termination rights and other provisions customary for forbearance agreements of that type.
•We were required to provide a $79.1 million bank guarantee to holders of the PortoCem Debentures on or before August 17, 2025; this guarantee was not provided by the deadline, and as a result, a majority of debenture holders had the right to call for a meeting of holders and declare an event of early maturity. On October 11, 2025, the debenture holders unanimously permanently waived their ability to declare an early maturity event due to the failure to provide the bank guarantee. The remaining $79.1 million bank guarantee is now due on or before May 10, 2026, and if this guarantee or an equivalent amount of equity contribution to the project company is not made by this date, an automatic early maturity event will exist under the amended debenture agreement. We are discussing providing this bank guarantee with our creditors under new credit arrangements, and should additional financing or credit capacity be provided under new credit agreements, we intend to comply with the requirements of the waiver. However, based on our current liquidity, we determined that it is not currently probable that the bank guarantee can be provided, absent an agreement with our existing creditors or new lenders. If such automatic early maturity event were to occur, substantially all of our outstanding indebtedness would be payable on demand.
•Additionally, we have $510.9 million aggregate principal amount outstanding as of September 30, 2025 under our 2026 Notes, which mature on September 30, 2026. If more than $100 million of the 2026 Notes remain outstanding 91 days prior to this maturity date (the "Springing Maturity Date"), the outstanding principal of $2.7 billion under the New 2029 Notes becomes due. If any of the 2026 Notes remains outstanding on the Springing Maturity Date, the outstanding balance under the Revolving Facility becomes due. As of September 30, 2025, the Revolving Facility was fully drawn with $660.4 million in revolving loans and $69.5 million in letters of credit. Additionally, if any of the 2026 Notes remain outstanding on July 31, 2026, the outstanding principal under the Term Loan B becomes due. Also, if any of the 2026 Notes remain outstanding 60 days prior to the maturity date of the 2026 Notes, the outstanding principal under the Term Loan A Credit Agreement becomes due. As of September 30, 2025, there was $295.0 million outstanding under the Term Loan A Credit Agreement and $1.27 billion outstanding under the Term Loan B.
As such, management has concluded that our current liquidity and forecasted cash flows from operations are not probable to be sufficient to support, in full, its obligations as they become due, and there is substantial doubt as to the Company’s ability to continue as a going concern.
Should we not be in compliance with covenants in the Revolving Credit Agreement and Term Loan A Credit Agreement in the future, we will engage in negotiations with these lenders to obtain a waiver to avoid acceleration of outstanding balances. Additionally, should we not provide the additional bank guarantee to holders of the PortoCem Debentures by the required date, we will engage with these holders to avoid an event of early maturity. We have also initiated a process to evaluate strategic alternatives and have retained a financial advisor to assist in this evaluation. We, along with our advisors, are considering all options available, including asset sales, capital raising, debt amendments and refinancing transactions, or other strategic transactions that seek to provide additional liquidity and relief from acceleration under its debt agreements. If unsuccessful in these strategic alternatives, we may be required or compelled to pursue additional restructuring initiatives to preserve value and optionality, including possible out of court restructurings, or in-court relief, in the U.K. or the U.S., which could have a material and adverse impact on stockholders. There are inherent uncertainties as the outcome of these negotiations and potential transactions described above are outside management’s control, and therefore there are no assurances that management will be successful in these negotiations and that any of these potential transactions will occur. In addition, there can be no assurances that these transactions will sufficiently improve our liquidity or that we will otherwise realize the anticipated benefits.
We have identified material weaknesses in our internal control over financial reporting, and our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2025. Failure to remediate the material weaknesses or any other material weaknesses that we identify in the future, or if we otherwise fail to maintain an effective system of internal controls, could result in material misstatements in our financial statements and impact our ability to accurately or timely report our financial condition or results of operations. In addition, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our common stock may decline.
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
The Company has identified material weaknesses in the Company’s internal control over financial reporting and concluded that our disclosure controls and procedures were not effective as of September 30, 2025. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a Company’s annual or interim financial statements will not be prevented or detected on a timely basis. For further discussion of the material weaknesses, see Item 4, Controls and Procedures.
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
In addition, these rules and regulations are assessed, managed, administered and enforced by various governmental agencies and bodies, whose actions and decisions could adversely affect our business or operations. In the United States and Puerto Rico, approvals of the DOE under Section 3 of the NGA, as well as several other material governmental and regulatory permits, approvals and authorizations, including under the CAA and the CWA and their state analogues, may be required in order to construct and operate an LNG facility and export LNG. Permits, approvals and authorizations obtained from the DOE and other federal and state regulatory agencies also contain ongoing conditions, and additional requirements may be imposed. On July 1, 2024, the Western District of Louisiana stayed the pause in its entirety, The Biden Administration appealed the ruling in August 2024 and litigation remains ongoing. On December 17, 2024, the DOE publicly released a multi-volume study of its view of the potential effects of U.S. LNG exports on the domestic economy; U.S. households and consumers; communities that live near locations where natural gas is produced or exported; domestic and international energy security, including effects of U.S. trading partners; and the environment and climate. The DOE stated that it intends to use this study to inform its public interest review of and future decisions regarding exports to non-FTA nations. The study is subject to a sixty-day public comment period and the finalization of the study and any application of it in future decision-making will be determined by the new presidential administration. Although the current administration opposed the DOE pause on export authorizations and advocated prompt of new authorizations during the presidential campaign, we expect that most DOE long-term, non-FTA authorizations will continue to experience delays. While the current administration is widely expected to support LNG exports, there can be no assurance as to its views of the DOE study or its future policies, or the impact of those policies on our existing and future projects.
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
Our results of operations for the three months ended September 30, 2025 include our San Juan Facility, La Paz Facility and certain industrial end-users. Our results in 2025 exclude other developments, including our Puerto Sandino Facility, the Barcarena Facility, Santa Catarina Facility and Ireland Facility. Mexico and Puerto Rico have historically experienced economic volatility and the general condition and performance of their economies, over which we have no control, may affect our business, financial condition and results of operations. Mexico and Puerto Rico are subject to acts of terrorism or sabotage and natural disasters, in particular hurricanes, extreme weather conditions, crime and similar other risks which may negatively impact our operations in the region. See “—Risks Related to the Jurisdictions in Which We Operate—We are subject to the economic, political, social and other conditions in the jurisdictions in which we operate.” We may also be affected by trade restrictions, such as tariffs or other trade controls. For instance, there continues to be significant uncertainty about the future relationship between the United States and other countries, including with respect to trade policies, treaties, government regulations, sanctions, tariffs, and application thereof. For example, in April 2025, the U.S. government began imposing tariffs intended to address trade deficits and inconsistent economic treatment of importation between the United States and other countries. In response, China, among others, has announced retaliatory tariffs against certain imports from the United States. Although we are continuing to evaluate the impact of these evolving developments, we cannot provide any assurance about the ultimate outcome or impact of these developments or other changes in trade policies, including the imposition or application of new or increased tariffs between the United States and other countries. Furthermore, changes to trade policies, retaliatory measures, or prolonged uncertainty in trade relationships may negatively impact our operations and financial results, including through resulting supply chain disruptions, increased economic nationalism, negative macroeconomic conditions and increased operational complexity and costs.
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
LNG processed, transported and stored on FSRUs may be subject to loss or damage resulting from equipment malfunction, faulty handling, cargo aging or otherwise. Where we have chartered in, but subsequently not outchartered an FSRU, which in turn results in our being unable to transfer risk of loss or damage, we could bear the risk of loss or damage to all those volumes of LNG for the period of time during which those applicable volumes of LNG are stored on an FSRU or are dispatched to a pipeline. Any such disruption to the supply of LNG and natural gas may lead to delays, disruptions or curtailments in the production of power at our facilities, which could materially and adversely affect our revenues, financial condition and results of operations.
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
We have developed our Fast LNG strategy to procure and deliver LNG to our customers more quickly and cost-effectively than traditional LNG procurement and delivery strategies used by other market participants. Our ability to create and maintain a competitive position in the natural gas liquefaction industry may be adversely affected by our inability to effectively implement our Fast LNG technology. We have commenced operations at our first Fast LNG solution. We are also developing our first onshore LNG facility and are therefore subject to construction risks, risks associated with third-party contracting (including the risk that we will not be able to execute contracts with third parties that are necessary to develop the project) and service providers, permitting and regulatory risks. See “—We are subject to various construction risks” and “—We depend on third-party contractors, operators and suppliers.” Because our Fast LNG technology has not been previously implemented, tested or proven, we are also exposed to unknown and unforeseen risks associated with the development of new technologies, including failure to meet design, engineering, or performance specifications, incompatibility of systems, inability to contract or employ third parties with sufficient experience in technologies used or inability by contractors to perform their work, delays and schedule changes, high costs and expenses that may be subject to increase or difficult to anticipate, regulatory and legal challenges, instability or clarity of application of laws, rules and regulations to the technology, and added difficulties in obtaining or securing required permits or authorizations, among others. For example, in April 2024, we experienced an incident involving equipment failure during the commissioning of our Fast LNG project in Altamira, Mexico, which delayed our commencement of operations and resulted in increased costs and delay of commencement of revenue generating activity. See “—Failure to obtain and maintain permits, approvals and authorizations from governmental and regulatory agencies and third parties on favorable terms could impede operations and construction.” The success and profitability of our Fast LNG technology is also dependent on the volatility of the price of natural gas and LNG compared to the related levels of capital spending required to implement the technology. Natural gas and LNG prices have at various times been and may become volatile due to one or more factors. Volatility or weakness in natural gas or LNG prices could render our LNG procured through Fast LNG too expensive for our customers, and we may not be able to obtain our anticipated return on our investment or make our technology profitable. In addition, we may seek to construct and develop floating offshore liquefaction units as part of our Fast LNG in jurisdictions which could potentially expose us to increased political, economic, social and legal instability, a lack of regulatory clarity of application of laws, rules and regulations to our technology, or additional jurisdictional risks related to currency exchange, tariffs and other taxes, changes in laws, civil unrest, and similar risks. See “—Risks Related to the Jurisdictions in Which We Operate—We are subject to the economic, political, social and other conditions in the jurisdictions in which we operate.” Furthermore, as part of our business strategy for Fast LNG, we may enter into tolling agreements with third parties, including in developing countries, and these counterparties may have greater credit risk than typical. Therefore, we may be exposed to greater customer credit risk than other companies in the industry. Our credit procedures and policies may be inadequate to sufficiently eliminate risks of nonpayment and nonperformance. We may not be able to successfully develop, construct and implement our Fast LNG solution, and even if we succeed in developing and constructing the technology, we may ultimately not be able to realize the cost savings and revenues we currently expect to achieve from it, which could result in a material adverse effect upon our operations and business.
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
On an ongoing basis, we engage with lenders and other financial institutions in an effort to improve our liquidity and capital resources. As of September 30, 2025, we had approximately $9.1 billion aggregate principal amount of indebtedness outstanding on a consolidated basis (which does not include any unconsolidated debt). The terms and conditions of our indebtedness, including the 2026 Notes Indenture, the 2029 Notes Indenture, the Intercompany Credit Agreements and the Existing Credit Agreements (each as defined in our Annual Report), include restrictive covenants that may limit our ability to operate our business, to incur or refinance our debt, pay dividends or make distributions or make certain other restricted payments, create liens on our or our subsidiaries' assets, sell or otherwise dispose of assets, engage in certain transactions, and require us to maintain certain financial ratios, among others, any of which may limit our ability to finance future operations and capital needs, react to changes in our business and in the economy generally, and to pursue business opportunities and activities.
Based on our recent performance, we do not expect to be able to comply with the consolidated first lien ratio or the fixed charge coverage ratio covenants under the Revolving Credit Agreement and Term Loan A Credit Agreement. If the Company does not enter into an agreement with the lenders under the Revolving Facility and the Term Loan A Credit Agreement to provide for a covenant holiday or other covenant relief for the fiscal quarter ending December 31, 2025, by the time the Company furnishes to the administrative agents for the Revolving Facility and Term Loan A Credit Agreement audited financial statements for such fiscal year, the lenders would have the right to accelerate the repayment of the outstanding principal under the Revolving Facility and Term Loan A Credit Agreement. If the lenders choose to exercise such rights under those facilities, substantially all of the Company’s outstanding indebtedness could be accelerated, and the Company would not have sufficient liquidity or capital resources to satisfy its outstanding principal obligations. Furthermore, the November 2025 amendments to the Revolving Credit Agreement, Letter of Credit Agreement and Term Loan A Credit Agreement provide that if, among other things, the New 2029 Notes Issuer fails to maintain the New 2029 Notes Forbearance Agreement in full force and effect or materially violates its terms, an event of default will occur under the Revolving Credit Agreement, the Letter of Credit Agreement and the Term Loan A Credit Agreement. If such events of default occur, the lenders and issuing banks would have the right to accelerate the repayment of the outstanding principal under the Revolving Facility and Term Loan A Credit Agreement and require cash collateralization of all outstanding letters of credit issued pursuant to the Letter of Credit Facility. If the lenders and issuing banks choose to exercise such rights under those facilities, substantially all of the Company’s outstanding indebtedness could be accelerated, and the Company may be required or compelled to pursue additional restructuring initiatives to preserve value and optionality, including possible out of court restructurings, or in-court relief, which could have a material and adverse impact on stockholders. Any such default could also have adverse consequences to our status and reporting requirements, reducing our ability to quickly access the capital markets.
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

As of September 30, 2025, affiliates of certain entities controlled by Wesley R. Edens, Randal A. Nardone and affiliates of Fortress Investment Group LLC (“Founder Entities”) owned an aggregate of approximately 92,230,509 shares of Class A common stock, representing approximately 32.8% of our voting power, and affiliates of Energy Transition Holdings LLC, party to the Shareholders' Agreement, own an aggregate of approximately 25,559,846 shares of our Class A common stock, representing approximately 9.0% of the voting power of our Class A common stock. The beneficial ownership of almost 50% of our voting stock means affiliates of the Founder Entities and Energy Transition Holdings LLC are able to have significant influence over matters requiring stockholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our Class A common stock will be able to affect the way we are managed or the direction of our business. The interests of these parties with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders, including holders of the Class A common stock.
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
To raise capital, we may sell substantial amounts of Class A common stock or securities convertible into our exchangeable for Class A common stock. These future issuances of Class A common stock or Class A common stock-related securities to purchase Class A common stock, together with the exercise of outstanding restricted stock units and any additional shares issued in connection with other transactions, if any, may result in material dilution to our investors. Such sales may also result in material dilution to our existing shareholders, and new investors could gain rights, preferences and privileges senior to those of holders of our Class A common stock. In particular, on October 1, 2024, we exchanged 96,746 shares of our Series A Convertible Preferred Stock for 96,746 shares of our Series B Convertible Preferred Stock. Such shares were convertible at the option of the holders thereof into shares of Class A common stock on the terms set forth in the certificate of designations governing the Series B Convertible Preferred Stock. Additionally, on December 6, 2024, we issued 15,700,998 shares of our Class A common stock in satisfaction of our commitment fee obligations under the Exchange and Subscription Agreement in connection with the issuance of the New 2029 Notes.
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

We may be unable to maintain the listing of our common stock on the Nasdaq stock market or another national securities exchange;
Although our common stock is listed on Nasdaq, we must meet certain financial and liquidity criteria to maintain such listing. If we violate Nasdaq’s listing requirements, or if we fail to meet any of Nasdaq’s listing standards, our common stock may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from Nasdaq may materially impair our shareholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock could significantly impair our ability to raise capital and the value of your investment.
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
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
(a) As this Quarterly Report on Form 10-Q is being filed within four business days from the applicable triggering events, the below disclosures are being made under this Item 5(a) of Form 10-Q instead of under Item 1.01 “Entry into a Material Definitive Agreement” under Form 8-K.
As previously disclosed, the Company, along with its advisors, is evaluating strategic alternatives to provide additional liquidity and relief from acceleration under its debt agreements. To that end, the Company is engaged in active and constructive negotiations with holders of its principal outstanding indebtedness toward a comprehensive transaction intended to address approaching debt maturities, substantially reduce total outstanding indebtedness, reduce debt service expense and strengthen working capital and liquidity. The Company believes that these efforts, if successful, will result in a simpler and more robust capital structure that will better align with the Company’s long-term growth strategies, bolster the Company’s efforts to deliver the highest-quality services to its customers and support the Company’s commitments to vendors, suppliers and others. The Company has not yet reached agreement with its principal creditor constituencies concerning any such transaction, and there can be no assurance that such negotiations ultimately will succeed and, if successful, that the Company will realize the anticipated benefits.
To facilitate ongoing negotiations, the Company has obtained from certain of its credit facility lenders and noteholders relief from certain actual and potential near-term defaults under those credit facilities and notes, including financial covenant holidays under its Revolving Credit Agreement, Letter of Credit Agreement and Term Loan A Credit Agreement and a forbearance with respect to the New 2029 Notes Issuer’s failure to make its most recent required payment of interest on the New 2029 Notes.
Specifically, on November 18, 2025, the Company and certain of its subsidiaries, including the New 2029 Notes Issuer, entered into the New 2029 Notes Forbearance Agreement, pursuant to which beneficial holders of greater than 70% of the New 2029 Notes agreed to forbear from accelerating or exercising remedies in respect of the event of default that will arise under the indenture governing the New 2029 Notes on account of the New 2029 Notes Issuer’s failure to make the semiannual interest payment on such notes due November 17, 2025, on or before November 20, 2025, when the contractual grace period for such interest payment expires. Unless earlier terminated, the New 2029 Notes Forbearance Agreement will terminate on December 15, 2025. Upon the termination of the New 2029 Notes Forbearance Agreement, if a further forbearance or debt restructuring is not agreed to, the holders of the New 2029 Notes could accelerate the outstanding principal balance of the New 2029 Notes, in which case substantially all of the Company's other outstanding debt would become payable on demand. The New 2029 Notes Forbearance Agreement contains conditions, covenants, termination rights and other provisions customary for forbearance agreements of that type.
On November 20, 2025, the Company entered into the Thirteenth Amendment to the Credit Agreement (the “Thirteenth Amendment”), by and among the Company, as borrower, the guarantors party thereto, the lenders and issuing banks party thereto and MUFG Bank Ltd., as administrative agent and as collateral agent, which amends the Revolving Credit Agreement to, among other things, (a) provide for a covenant holiday with respect to (x) the consolidated first lien debt ratio and fixed charge coverage ratio covenants contained therein for the fiscal quarter ended September 30, 2025 and (y) the minimum liquidity requirement contained therein for the fiscal quarter ending December 31, 2025, (b) remove certain flexibility the Company and its subsidiaries had to pay dividends and other distributions and (c) restrict the ability for the Company or any of its subsidiaries to make payments of principal or interest accruing on certain outstanding indebtedness, including the November 17, 2025 interest payment on the New 2029 Notes.

On November 14, 2025, the Company entered into the Eleventh Amendment to the Letter of Credit and Reimbursement Agreement (the “Eleventh Amendment”), by and among the Company, as the borrower, the guarantors party thereto, Natixis, New York Branch, as administrative agent and collateral agent, and each of the other financial institutions party thereto, as lenders and issuing banks, which amends the Letter of Credit Facility to, among other things, (a) extend the maturity date of the Letter of Credit Facility to March 31, 2026, (b) provide for a covenant holiday with respect to the consolidated first lien debt ratio and fixed charge coverage ratio covenants contained therein for the fiscal quarter ended September 30, 2025 and the fiscal quarter ending December 31, 2025, (c) remove the minimum liquidity requirement contained therein with respect to each fiscal quarter, (d) remove certain flexibility the Company had to pay dividends and other distributions, and (e) restrict the ability for the Company or any of its subsidiaries to make payments of principal or interest accruing on certain outstanding indebtedness, including the November 17, 2025 interest payment on the New 2029 Notes.
On November 20, 2025, the Company entered into the Sixth Amendment to the Credit Agreement (the “Sixth Amendment”), by and among the Company, as the borrower, the guarantors party thereto, the lenders party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent, which amends the Term Loan A Credit Agreement to, among other things, (a) provide for a covenant holiday with respect to (x) the consolidated first lien debt ratio and fixed charge coverage ratio covenants contained therein for the fiscal quarter ended September 30, 2025 and (y) the minimum liquidity requirement contained therein for the fiscal quarter ending December 31, 2025, (b) remove certain flexibility the Company and its subsidiaries had to pay dividends and other distributions and (c) restrict the ability for the Company or any of its subsidiaries to make payments of principal or interest accruing on certain outstanding indebtedness, including the November 17, 2025 interest payment on the New 2029 Notes.
The Thirteenth Amendment, Eleventh Amendment and Sixth Amendment provide that if, among other things, the New 2029 Notes Issuer fails to maintain the New 2029 Notes Forbearance Agreement in full force and effect or materially violates its terms, an event of default will occur under the Revolving Credit Agreement, the Letter of Credit Agreement and the Term Loan A Credit Agreement. If such events of default occur, the lenders and issuing banks would have the right to accelerate the repayment of the outstanding principal under the Revolving Facility and Term Loan A Credit Agreement and require cash collateralization of all outstanding letters of credit issued pursuant to the Letter of Credit Facility. If the lenders and issuing banks choose to exercise such rights under those facilities, substantially all of the Company’s outstanding indebtedness could be accelerated, and the Company may be required or compelled to pursue additional restructuring initiatives to preserve value and optionality, including possible out of court restructurings, or in-court relief, which could have a material and adverse impact on stockholders.
On November 19, 2025, New Fortress Energy Inc. (the “Company”) received an expected notice (the “Notice”) from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) stating that the Company is not in compliance with Nasdaq Listing Rule 5250(c)(1) (the “Rule”) because the Company has not yet filed its Form 10-Q for the period ended September 30, 2025 (“Form 10-Q”) with the U.S. Securities and Exchange Commission (the “SEC”). The Rule requires listed companies to timely file all required periodic financial reports with the SEC.
The Notice states that the Company has 60 calendar days from the date of the Notice to submit a plan to regain compliance with the Rule. If Nasdaq accepts the Company’s plan to regain compliance, Nasdaq may grant the Company up to 180 calendar days from the prescribed due date of the Form 10-Q, or until May 18, 2026, to file the Form 10-Q to regain compliance.
The Notice has no immediate impact on the listing or trading of the Company’s securities on the Nasdaq Stock Market. If the Company fails to timely regain compliance with Nasdaq’s listing rules, the Company’s Class A common stock will be subject to delisting from Nasdaq. The Company is continuing to work diligently to finalize and file its late periodic financial reports as soon as possible within the timeline prescribed by Nasdaq.
(b) None.
(c) None.
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

10.36
Eleventh Amendment to Credit Agreement, dated as of January 31, 2025 to the Credit agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-Q, filed with the SEC on June 30, 2025)

10.37
Amended and Restated Eleventh Amendment to Credit Agreement, dated as of March 3, 2025 to the Credit agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent.(incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-Q, filed with the SEC on June 30, 2025)

10.38	Twelfth Amendment to Credit Agreement, dated as of May 12, 2025 to the Credit agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.37 to the Registrant’s
Quarterly Report on Form 10-Q, filed with the SEC on September 5, 2025).

10.39
Conformed through the Twelfth Amendment dated as of May 12, 2025 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.38 to the Registrant’s
Quarterly Report on Form 10-Q, filed with the SEC on September 5, 2025).

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

10.50
Seventh Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated January 31, 2025, by and among the Company, the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent. (incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-Q, filed with the SEC on June 30, 2025)

10.51
Amended and Restated Seventh Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated March 3, 2025, by and among the Company, the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent. (incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-Q, filed with the SEC on June 30, 2025)

10.52	Eighth Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated May 12, 2025, by and among the Company, the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.52 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on September 5, 2025).

10.53	Conformed through the Eighth Amendment Agreement, dated May 12, 2025, by and among the Company, the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.53 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on September 5, 2025).

10.54*	Deferral Agreement, dated as of July 2, 2025, by and among the Company, each of the Guarantors as of the date hereof, and certain financial institutions party to the ULCA as lenders and signatory hereto.

10.55*	Second Deferral Agreement, dated as of July 17, 2025, by and among the Company, each of the Guarantors as of the date hereof, and certain financial institutions party to the ULCA as lenders and signatory hereto.

10.56*	July Extension Agreement, dated as of July 24, 2025, by and among the Company, each of the Guarantors as of the date hereof, and each of the financial institutions party to the ULCA as lenders and issuing banks.

10.57*	Second Extension Agreement, dated as of July 31, 2025, by and among the Company, each of the Guarantors as of the date hereof, and each of the financial institutions party to the ULCA as lenders and issuing banks.

10.58*	Ninth Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated August 8, 2025, by and among the Company, the guarantors party to the ULCA, Natixis, New York Branch, as Administrative Agent and Collateral Agent, and each of the Lenders and Issuing Banks party to the ULCA.

10.59*	Deferral Agreement, dated as of September 30, 2025, by and among the Company, each of the Guarantors as of the date hereof, Natixis, New York Branch, as an issuing bank, and certain financial institutions party to the LCA as lenders and signatory hereto.

10.60
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

10.61
Second Amendment, dated March 3, 2025, to Credit Agreement, dated as of October 30, 2023, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-Q, filed with the SEC on June 30, 2025)

10.62
Indenture, dated March 8, 2024, by and among New Fortress Energy Inc., the subsidiary guarantors from time to time party thereto, and U.S. Bank Trust Company, National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 8, 2024).

10.63	First Supplemental Indenture, dated as of October 18, 2024, between NFE International Holdings 1 Limited and NFE International Holdings 2 Limited, as Guaranteeing Subsidiaries, and U.S. Bank Trust Company, National Association, as trustee. (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.64	Second Supplemental Indenture, dated as of December 6, 2024, by and among the Company, as issuer, by and among New Fortress Energy Inc., as issuer, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.65
Pledge and Security Agreement, dated March 8, 2024, by and among the Company, the subsidiary guarantors, from time to time party thereto, and U.S. Bank Trust Company, National Association, as notes collateral agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 8, 2024).

10.66	Credit Agreement, dated as of July 19, 2024, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2024).

10.67	Amended and Restated First Amendment to Credit Agreement, dated as of September 30, 2024, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.68	Second Amendment to Credit Agreement, dated as of November 14, 2024, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent.(incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.69	Third Amendment to Credit Agreement, dated as of November 22, 2024, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.70
Fourth Amendment to Credit Agreement, dated as of March 3, 2025, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-Q, filed with the SEC on June 30, 2025)

10.71	Fifth Amendment to Credit Agreement, dated as of May 12, 2025, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.65 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on September 5, 2025).

10.72	Conformed through the Fifth Amendment to Credit Agreement, dated as of May 12, 2025, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.66 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on September 5, 2025).

10.73	Series I Credit Agreement, dated as of November 22, 2024, among the Company, as the borrower, the guarantors from time to time party thereto, the lenders from time to time party thereto and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.74	Credit Agreement, dated as of November 22, 2024, among NFE Brazil Investments LLC, as the borrower, NFE Financing LLC, as lender, the lenders from time to time party thereto and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.75	Series II Credit Agreement, dated as of December 6, 2024, among the Company, as the borrower, the guarantors from time to time party thereto, the lenders from time to time party thereto and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.76	Transaction Support Agreement, dated as of September 30, 2024, by and among the Company and parties thereto. (incorporated by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.77	First Amendment to Transaction Support Agreement, dated as of November 4, 2024, by and among the Company and parties thereto. (incorporated by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.78	Second Amendment to Transaction Support Agreement, dated as of November 21, 2024, by and among the Company and parties thereto. (incorporated by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.79	Form of Exchange and Subscription Agreement, dated November 6, 2024, by and among the Company and parties thereto. (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.80	Form of First Amendment to Exchange and Subscription Agreement, dated November 22, 2024, by and among the Company and parties thereto. (incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.81	Indenture, dated November 22, 2024, by and among NFE Financing LLC, as issuer, the guarantors from time to time party thereto, and Wilmington Savings Fund Society, FSB, as trustee. (incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.82	Registration Rights and Lock-up Agreement, dated as of December 6, 2024 by and among the Company and the undersigned investors. (incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.83	First Amendment to Registration Rights and Lock-up Agreement, dated as of January 8, 2025, by and among the Company and the undersigned investors. (incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.84	Second Amendment to Registration Rights and Lock-up Agreement, dated as of February 4, 2025, by and among the Company and the undersigned investors. (incorporated by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.85*	Form of New Fortress Energy Inc. Retention Agreement, dated as of [ ], 2025, is by and between New Fortress Energy Inc., a Delaware corporation, and [ ] (the “Grantee”).

31.1*	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

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

Date: November 20, 2025

	By:	/s/ Wesley R. Edens

	Name:	Wesley R. Edens

	Title:	Chief Executive Officer and Chairman

(Principal Executive Officer)
Date: November 20, 2025

	By:	/s/ Christopher S. Guinta

	Name:	Christopher S. Guinta

	Title:	Chief Financial Officer

(Principal Financial Officer)
Date: November 20, 2025

	By:	/s/ Michael T. Lowe

	Name:	Michael T. Lowe

	Title:	Chief Accounting Officer

(Principal Accounting Officer)