Form 10-K/A
period 2025-12-31
New Fortress Energy Inc.
filed 2026-04-30
CIK 1749723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2025
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the closing price of the Class A common stock on the Nasdaq Global Select Market, was $557.5 million.
At April 30, 2026, the registrant had 285,634,650 shares of Class A common stock outstanding.
Documents Incorporated By Reference:
None.

Explanatory Note

New Fortress Energy Inc. (“NFE,” together with its subsidiaries, the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this "Amendment No. 1") to its Annual Report on Form 10-K for the year ended December 31, 2025, originally filed with the Securities and Exchange Commission ("SEC") on April 13, 2026 (the "Original Form 10-K) to make certain changes as described below.

The Original Form 10-K omitted Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the SEC not later than 120 days after the end of the fiscal year. We currently expect that our definitive proxy statement for the 2026 annual meeting of stockholders will be filed later than the 120th day after the end of the last fiscal year. Accordingly, this Amendment No. 1 is being filed solely to:
•amend Part III, Items 10, 11, 12, 13 and 14 of the Original Form 10-K to include the information required by such Items;
•delete the reference on the cover of the Original Form 10-K to include the information required by such Items; and

•file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment No. 1 under Item 15 of Part IV hereof, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1. This Amendment No. 1 also amends Part IV to add the foregoing certifications.
No other changes have been made to the Original Form 10-K other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Original Form 10-K or modify or update in any way the financial statements, consents or any other items or disclosures made in the Original Form 10-K in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and our other filings with the SEC subsequent to the filing of the Form 10-K.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K/A (this “Annual Report”) contains forward-looking statements regarding, among other things, our plans, strategies, prospects and projections, both business and financial. All statements contained in this Annual Report other than historical information are forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance or our projected business results. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “targets,” “potential” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:
•adequately addressing the substantial doubt as to our ability to continue as a going concern and satisfy our liquidity needs, including the consummation of certain items that management expects to occur and other transactions intended to enhance our liquidity;
•our ability to successfully consummate the Restructuring Transaction (as defined herein), on the timeline contemplated or at all, and our ability to realize the intended benefits of such transaction;
•risks related to the implementation of the Restructuring Transaction, including diverting management’s attention and resources, increased costs, and adverse effects on our relationships with customers, suppliers, employees, and other stakeholders;
•operational, financial, tax and other risks related to the separation of the Company into two independent entities as part of the Restructuring Transaction;
•our ability to maintain effective internal control over financial reporting and disclosure controls and procedures, including our ability to remediate our material weaknesses in our internal control over financial reporting and the timing of any such remediation;
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
•inability to maintain the listing of our Class A common stock on the Nasdaq stock market or another national securities exchange;
•inability to successfully complete mergers, sales, divestments or similar transactions related to our businesses or assets or to integrate such businesses or assets and realize the anticipated benefits, including the anticipated benefits from the sale of our Jamaica Business (as defined below) and our strategy and plans for the remaining portion of the Company, including the structure, form, timing and nature of potential actions with respect to the Company’s business in the future and characteristics of the business going forward;
•economic, political, social and other risks related to the jurisdictions in which we do, or seek to do, business;
•weather events or other natural or manmade disasters or phenomena;
•any future pandemic or any other major health and safety incident;
•increased labor costs, disputes or strikes, and the unavailability of skilled workers or our failure to attract and retain qualified personnel;
•changes in law, economic and financial conditions, including the effect of the tax treatment of, or changes in tax laws applicable to, us or our business or of an investment in our Class A common stock, and changing trade policies and tariffs and the related uncertainty thereof; and
•other risks described in the “Risk Factors” section of this Annual Report.
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

Part III
Item 10.    Directors, Executive Officers and Corporate Governance.
Information Concerning Our Directors
Set forth below is certain biographical information for our directors, including the director nominees, as well as the month and year each person was first elected as one of our directors.

Wesley R. Edens (Age 64) Founder, Chief Executive Officer and Chairman since August 2018
Mr. Edens has been our Chief Executive Officer and the Chairman of our board of directors since August 2018.
Mr. Edens was the Co-Chief Executive Officer of Fortress and was a member of the board of directors of Fortress from November 2006 to May 2024. Mr. Edens was a member of the Management Committee of Fortress since co-founding Fortress in May 1998 to May 2024. Mr. Edens has primary investment oversight of Fortress’ private equity and publicly traded alternative businesses.

Prior to co-founding Fortress, Mr. Edens was a partner and managing director of BlackRock Financial Management Inc. (an investment management firm), where he headed BlackRock Asset Investors, a private equity fund. In addition, Mr. Edens was formerly a partner and managing director of Lehman Brothers Holdings Inc.

Mr. Edens’ extensive credit, private equity finance and management expertise, extensive experience as an officer and director of public companies and his deep familiarity with our Company led the Board to conclude that Mr. Edens should serve as a director

Desmond Iain Catterall (Age 69) Director since January 2019
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

Mr. Catterall holds a Bachelor of Commerce degree from the University of Natal (Durban). We believe that Mr. Catterall’s extensive experience in emerging markets, capital markets and financial services brings valuable expertise to our Board of Directors.

David J. Grain (Age 63) Director since January 2019
David Grain became a member of our Board of Directors in January 2019. Mr. Grain currently serves as the Chief Executive Officer of Grain Management, LLC, a private equity firm focused on investments in the media and communications sectors, which he founded in 2007. Prior to founding Grain Management, LLC, from January 2003 to December 2005, Mr. Grain served as the President of Global Signal, Inc. (formerly NYSE: GSL), the largest communication tower owner/operator at the time and an affiliate of Fortress. Prior to joining Global Signal, Inc., from 2000 to 2003, he served as Senior Vice President at AT&T Broadband in New England, a provider of digital video, high speed Internet and digital phone services to more than two million customers in the region. Prior to leading AT&T Broadband' s New England operations, Mr. Grain spent more than a decade in the financial services industry, most recently at Morgan Stanley & Co. LLC, a financial services company, in New York from 1992 to 2000 where he focused primarily on telecommunications, media and technology companies. Mr. Grain serves on the Board of Directors of The Southern Company (NYSE: SO), a gas and electric utility company, and of Dell
Technologies (NYSE: DELL), a multinational technology company, Vice Chair of the Advisory Council of the National Museum of African American History and Culture, and Board Chair of the Martha's Vineyard Museum. He is also a Lifetime Member of the Council on Foreign Relations, and was appointed as a member of the National Infrastructure Advisory Council in 2011 and again in 2024. Mr. Grain earned a Bachelor of Arts degree in English from the College of the Holy Cross and a Master of Business Administration degree from the Amos Tuck School at Dartmouth College. We believe that Mr. Grain's experience with publicly traded companies as an executive and as a member of the board of directors brings valuable skills and leadership to our Board of Directors.

C. William Griffin (Age 75) Director since January 2019
Bill Griffin became a member of our Board of Directors in January 2019. Mr. Griffin has more than 45 years of experience in financial services. Mr. Griffin currently serves as Executive Chairman of ServiceMac, a privately held financial services company specializing in mortgage sub-servicing. He previously served as Executive Vice President, Enterprise Strategy of ServiceLink, LLC, helping deliver end-to-end solutions to large financial institutions from January 2017 until mid-2019. Prior to that, Mr. Griffin served in various capacities within Fidelity National Financial, Inc. (“Fidelity”) and its affiliates, including as Executive Vice President of Black Knight Financial Services from January 2014 to December 2016 and Executive Vice President of Sales and Marketing for Lender Processing Services from November 2011 to December 2013.

He also served as President and Chief Executive Officer from 2002 to 2003 when Lender Processing Services was acquired by Fidelity. Mr. Griffin holds a Bachelor of Business Administration degree from The University of Georgia. We believe that Mr. Griffin’s leadership and extensive financial experience bring significant value to our Board of Directors.

Timothy W. Jay (Age 66) Director since March 2023
Timothy W. Jay became a member of our Board of Directors in March 2023. Mr. Jay has worked as Head of Government Bond Sales and Rates Trader at CRT Capital Group LLC, a financial services firm, from 2009 until his retirement in 2016. From 2005 to 2006, he served as Co-Managing Partner at Rockridge Advisors LLC, a multi-strategy hedge fund. Prior to 2005, he worked for Lehman Brothers as a Government Bond Trader, Head of Global Government Bond Business and a Liquid Markets Head Trader. During the same time, from 1996 to 2006, he served as both Chairman and Vice Chairman of the Treasury Borrowing Advisory Committee, which regularly advised the U.S. Treasury and the Federal Reserve Board on policy. He also served as a director of Intrawest Holdings from 2013 to 2017. We believe that Mr. Jay's significant knowledge of real estate and operational and financial development brings significant value to our Board of Directors.

Charles M. Sledge (Age 60) Director since April 2025
Charles M. Sledge became a member of our Board of Directors in April 2025. Mr. Sledge currently serves as the Non-Executive Chairman of the board of directors of Noble Holding Corporation plc and serves a position he has held since February 2021. Mr. Sledge has also served as a member of the board of directors of Talos Energy Inc. since May 2018 and currently chairs the Audit Committee of Talos Energy Inc. Additionally, he currently serves on the board of Weatherford International plc, where he serves as chairman since June 2018. Mr. Sledge previously served on the board of directors of Vine Energy, Inc. (which was acquired by Chesapeake Energy Corporation). Mr. Sledge previously served as the Chief Financial Officer of Cameron International Corporation, an oilfield services company, from 2008 until its sale to Schlumberger Limited in 2016. Prior to that, he served as the Corporate Controller of Cameron International Corporation from 2001 until 2008. Mr. Sledge received his Bachelor of Science in Accounting at Louisiana State University and is a graduate of the Advanced Management Program at Harvard University. We believe that Mr. Sledge's significant knowledge of the energy space and extensive financial experience will bring significant value to our Board of Directors.

Randal A. Nardone (Age 70) Director since August 2018
Randal Nardone has been a member of our Board of Directors since August 2018. A co-founder of Fortress in May 1998, he was also a member of its management committee from May 1998 to May 2024, as well as a member of its board of directors from November 2006 to May 2024. Mr. Nardone served as Fortress’s Chief Executive Officer from July 2013 through December 2017, after serving as its Interim Chief Executive Officer from December 2011 to July 2013. Prior to founding Fortress in 1998, Mr. Nardone was a principal of BlackRock Financial Management, Inc. Prior to joining BlackRock Financial Management, Inc., Mr. Nardone was a partner and a member of the executive committee at the law firm of Thacher Proffitt & Wood. Mr. Nardone received a Bachelor of Arts from the University of Connecticut and received a Juris Doctor from Boston University School of Law. We believe that Mr. Nardone’s leadership, management experience and experience with corporate and securities law bring valuable experience to our Board of Directors.

Katherine E. Wanner (Age 58) Director since January 2019
Katherine Wanner became a member of our Board of Directors in January 2019. From 1993 to 1997, Ms. Wanner served in various roles within the finance, communications and business development groups at Brinson Partners Inc. and UBS Global Asset Management, where she was responsible for the revenue cycle, statistical analysis and market research, and later joined the private equity group in 1998. In 2001, Ms. Wanner was a founding Partner at Adams Street Partners, LLC, a global private equity firm currently with $65 billion in assets under its management and offices in 15 locations around the world, and the successor firm to Brinson Partners Inc. and UBS Global Asset Management. From 2007 until her retirement in 2015, Ms. Wanner managed Adams Street Partners’ US Primary investment team and served on the firm’s Global Primary Investment Committee, which was responsible for sourcing, analyzing and monitoring investments in private equity partnerships, implementing strategy and approving all primary fund investments.
Post Ms. Wanner’s retirement from Adams Street Partners in 2015, Ms. Wanner has served as an Operating Partner at Abundant Venture Partners from 2016 to April 2018. Since April 2018 and through December 2019, Ms. Wanner served as an Advisor at Abundant Venture Partners. Ms. Wanner is currently a Senior Advisor and was a founding partner in 2020 at Fairway Capital Management, an institutional venture capital investment manager. Since 2024, Kathy Wanner is an Executive Partner with Shore Capital Partners, a lower middle-market private equity firm focused on partnering with companies that have between $1 to $10 million of EBITDA. Kathy focuses on supporting the firm’s strategic initiatives and supporting its funds and portfolio companies.
Since 1998, Ms. Wanner has served on many private equity and venture capital advisory boards and completed many primary investments across several sectors, and was responsible for managing relationships with several of the firm’s United States based venture, energy focused and special situation managers. Additionally, from 1989 to 1993, Ms. Wanner gained experience in statistical modeling, reporting, tracking and analysis as a Senior Financial Analyst at Frontier Risk Management, Range Wise, Inc. and Morgan Stanley & Co. LLC. Ms. Wanner received a Bachelor of Science in Finance from Binghamton University and a Master of Business Administration from the Kellogg School of Management at Northwestern University. We believe Ms. Wanner’s extensive financial experience in business investments and asset management brings significant value to our Board of Directors.

Insider Trading Policies and Procedures
The Company has adopted an insider trading policy that governs the purchase, sale and other dispositions of our securities by our directors, officers and employees, which we believe is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations and listing standards. A copy of our insider trading policy is filed as Exhibit 19.1 to our Annual Report on Form 10-K for the year ended December 31, 2024. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.
Code of Conduct
As mentioned above, the Board of Directors has adopted the Code of Conduct, which is available on our website, that applies to all of our officers, directors and employees, including our principal executive officer and principal financial officer. The purpose of the Code of Conduct is to promote, among other things:
•honest and ethical conduct;

•maintenance of accurate financial records and adherence to applicable accounting rules and policies;
•compliance with applicable governmental laws, rules and regulations; and
•accountability for adherence to the Code of Conduct and the reporting of violations thereof.
Our Company intends to disclose any changes in or waivers from our Code of Conduct, as required by applicable U.S. federal securities laws and the corporate governance rules of Nasdaq, by posting such information on our website at the address and location specified above.
Audit Committee
We are required to have an audit committee of at least three members, and all of its members are required to meet the independence and experience standards established by Nasdaq and the Exchange Act. We have established an audit committee compliant with Nasdaq and SEC rules, whereby Ms. Wanner and Messrs. Grain and Griffin serve as members of such committee with Ms. Wanner serving as the chairperson. SEC rules also require that a public company disclose whether or not its audit committee has at least one “audit committee financial expert” as a member. Ms. Wanner satisfies the definition of “audit committee financial expert.” As required by the SEC rules and Nasdaq listing standards, our Board of Directors have affirmatively determined that each of Messrs. Grain and Griffin and Ms. Wanner meet the definition of “independent director.”
Management
The following table sets forth certain information with respect to the executive officers of the Company:

Name	Age	Position
Wesley R. Edens	64	Chief Executive Officer
Christopher S. Guinta	43	Chief Financial Officer
Michael Lowe	42	Chief Accounting Officer
Wesley R. Edens. Wesley Edens is our founder and has served as our Chief Executive Officer and the Chairman of our Board of Directors since August 2018.
Christopher S. Guinta. Mr. Guinta has served as our Chief Financial Officer since August 2018, and the Chief Financial Officer of New Fortress Energy Holdings since April 2017. Prior to joining NFE, Mr. Guinta served as Chief Financial Officer of Ranger Offshore Inc. from November 2011 to April 2017. Prior to Ranger, Mr. Guinta served as an associate at SunTx Capital Partners from April 2009 to November 2011. Before joining SunTx Capital Partners, Mr. Guinta served as an associate at Citi Capital Markets in the Investment Banking Division.
Michael Lowe Mr. Lowe began serving as our Chief Accounting Officer on April 29, 2025. Since 2019, Mr. Lowe has been a Senior Vice President of our accounting team, responsible for all financial reporting and technical accounting matters. Prior to joining NFE, Mr. Lowe was a Director in PwC's Capital Markets and Accounting Advisory Services practice, advising clients on capital markets transactions and complex accounting issues. Mr. Lowe began his career with PwC and served in various roles from 2008 to 2019.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires directors, executive officers and persons beneficially owning more than ten percent of a registered class of a company’s equity securities to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the SEC. To our knowledge, based solely on review of the copies of such reports filed with the SEC, or written representations from such persons, all reports required to be filed by our directors, executive officers and greater-than-ten-percent owners with respect to the year ended December 31, 2025 were timely filed in compliance with the Section 16(a) filing requirements, except for one Form 4 filed by Yunyoung Shin in April 2025, reporting one late transaction made in January 2025.

Item 11.    Executive Compensation
Compensation Discussion and Analysis
Introduction
The Compensation Discussion and Analysis that follows provides a description of our compensation program for each of the individuals listed below. We refer to these individuals throughout the Compensation Discussion and Analysis and the tables that follow as our named executive officers. For 2025, our named executive officers were as follows:
•Wesley R. Edens, Chief Executive Officer
•Christopher S. Guinta, Chief Financial Officer

•Michael Lowe, Chief Accounting Officer

•Yunyoung Shin, Former Chief Accounting Officer
On April 29, 2025, Ms. Shin ceased serving as our Chief Accounting Officer and Mr. Lowe began serving as our Chief Accounting Officer.
Role of the Compensation Committee in Executive Compensation
It is our Compensation Committee’s responsibility to:
•oversee the design of our executive compensation programs, policies and practices;
•determine the types and amounts of compensation for our executive officers; and
•review and approve the adoption, termination and amendment of, and to administer and, as appropriate, make recommendations to the Board regarding, our incentive compensation plans.
Our objective is to provide a market-based executive compensation program tied to performance and aligned with the interests of our stockholders.
Role of the Compensation Consultant

During the summer of 2025, our Compensation Committee retained Lyons, Benenson & Company Inc. (“LB&Co.”) as its independent compensation consultant to advise on the 2025 Cash Retention Program (as described below in this Compensation Discussion and Analysis) and our new Director Compensation Program, which is described in the “Director Compensation” section of this Annual Report. LB&Co. does not provide any other services to the Company. Following a review of the relationship between the Company and LB&Co. during 2025, the Compensation Committee concluded that LB&Co.’s work did not raise any conflicts of interest.
Role of Executive Officers in Determining Compensation for our Executive Compensation

Prior to October 1, 2024, Messrs. Edens and Nardone served as the members of our Compensation Committee. As of October 1, 2024, our Compensation Committee has been composed entirely of independent directors.

As a member of our Compensation Committee until October 1, 2024, Mr. Edens was involved in all decisions regarding the compensation of our named executive officers prior to that date. As described more fully below, Mr. Edens does not receive any regular annual compensation from any party for services rendered to us.
At our 2024 Annual Meeting of Stockholders, we held a non-binding advisory stockholder vote on the compensation of our named executive officers for the year ended December 31, 2023 (the “2024 Say-on-Pay” vote). Our stockholders approved the compensation of our named executive officers, with approximately 99.5% of the votes cast in favor of our 2024 Say-on-Pay resolution. We currently hold our “say-on-pay” advisory vote every three years and expect the next such vote will be held at our 2027 annual meeting of stockholders. Our Compensation Committee will consider the outcome of the Company’s say-on-pay votes and other feedback from stockholders when making future compensation decisions.

Elements of our Executive Compensation Program
Mr. Edens has elected to serve as our CEO without regular annual compensation, primarily due to his substantial ownership stake in us. Mr. Edens is compensated by FIG LLC for services performed for the benefit of Fortress and certain other Fortress entities. However, none of the compensation received by Mr. Edens from FIG LLC is compensation for services rendered to us. As such, regular annual compensation information for Mr. Edens is not included below.
Base Salary. Base salary is a fixed component of our executive compensation for each year, which may be increased from time to time based on the individual’s performance and other factors as determined by our Compensation Committee. Base salaries were originally set pursuant to negotiations with our named executive officers at the time of hire, and are intended to reflect the position, duties and responsibilities of each executive. As previously noted, Mr. Edens does not receive regular annual compensation from us. For 2025, annual base salaries for Mr. Guinta and Mr. Lowe were $350,000 (which was unchanged from 2024) and $325,000, respectively.
Annual Cash Bonuses. Our named executive officers are eligible to receive annual cash bonuses. We consider annual cash incentive bonuses to be “at-risk” compensation. For 2025, Mr. Guinta had a target bonus opportunity equal to 125% of his annual base salary. For 2025, Mr. Lowe was eligible to receive a discretionary annual bonus. Mr. Guinta and Mr. Lowe must be actively employed at, and not have given or received notice of termination prior to, the time of the bonus payment in order to receive the bonus. As previously noted, Mr. Edens does not receive regular annual compensation from us. The Compensation Committee determined that no annual cash bonuses would be paid to the Company's executive officers for 2025 and instead determined to provide cash retention awards as discussed below.
Historically, we have not used pre-established performance goals in our evaluation of performance with respect to the annual incentive payment. Instead, we considered many factors in our decision-making process relating to the amount, if any, of the annual incentive payment. The factors have generally involved the following:
•Reviewing Company performance. We review all aspects of financial and operational performance of the Company, and also assesses Company performance in relation to the direction of the Company’s business, taking into account changing economic and market environments.
•Individual performance. We also evaluate individual performance beyond purely financial measures, including, generally, one or any combination of the following: exceptional performance of the individual’s functional responsibilities; leadership; creativity; innovation; collaboration; development and implementation of growth initiatives; and other activities that are critical to driving long-term value for shareholders.
After the end of the fiscal year, we review both Company and individual performance to determine actual bonus payouts for the applicable year. Historically, we have not applied a pre-established formula for determining the relative importance of the factors discussed above.
Long-Term Incentive Awards. In 2019, in connection with our initial public offering, we adopted the Incentive Plan. Under the Incentive Plan, the Company may issue options, share appreciation rights, restricted shares, restricted share units (“RSUs”) and performance share units (“PSUs”), share bonuses or other share-based awards to selected officers, employees, non-employee directors and select non-employees of NFE or its affiliates. We did not grant any equity awards to our named executive officers during 2025.
Perquisites and Personal Benefits. We did not provide any perquisites or personal benefits to our named executive officers in 2025.
2025 Cash Retention Program
In the fall of 2025, our Compensation Committee reviewed and approved a cash retention program (the “2025 Cash Retention Program”), in consultation with LB&Co., to retain and incentivize certain critical executives and senior management employees of the Company (including each of our named executive officers other than Ms. Shin) during a period critical to the Company’s ongoing operations and corporate strategy. Each of Messrs. Edens, Guinta and Lowe received an award under the 2025 Cash Retention Program, the terms of which were set forth in a retention award agreement. The material terms of the retention award agreements entered into with Messrs. Edens, Guinta and Lowe are summarized below. Please see the section of this Annual Report entitled “Director Compensation” for additional information about the retention award agreement entered into with Mr. Nardone. The Company has not granted a retention award to any other non-employee director.
Edens Retention Agreement. In October 2025, the Company entered into a retention award agreement with Mr. Edens providing for the following cash retention payments: (i) a service retention payment equal to $3,125,000 (“Service Retention Payment”), (ii) a transaction resolution retention payment equal to $1,875,000 (“Transaction Retention Payment”) and (iii) a restructuring incentive payment equal to $2,500,000 (“Restructuring Incentive Payment”). Mr. Edens’ Service Retention Payment was paid upfront, subject to a clawback provision that lapses (and did lapse) on March 15, 2026 or, if earlier, upon Mr. Edens termination of employment by the Company without cause or due to his death or permanent disability (“Qualifying Termination”). Mr. Edens’ Transaction Retention Payment was also paid upfront, subject to a clawback provision that lapses (and did lapse) upon the negotiation and close of a contract in a key operating jurisdiction (or a comparable contract elsewhere) or, if earlier, upon a Qualifying Termination. Such contract was executed in late 2025. Mr. Edens’ Restructuring Incentive Payment is payable upon the successful completion of the Company’s financial restructuring, provided that upon a Qualifying Termination prior to a financial restructuring, the Restructuring Incentive Payment will be paid if the financial restructuring is successfully completed within three months following such Qualifying Termination.
Guinta Retention Agreement. In September 2025, the Company entered into a retention award agreement with Mr. Guinta providing for the following cash retention payments: (i) a $3,000,000 Service Retention Payment and (ii) a $3,000,000 Restructuring Incentive Payment. Mr. Guinta’s Service Retention Payment was paid upfront, subject to a clawback provision that lapses (and did lapse) on March 15, 2026 or, if earlier, upon a Qualifying Termination. Mr. Gunita’s Restructuring Incentive Payment is payable on the earlier of the completion of a Restructuring or, if the Restructuring Incentive Payment had not been paid by January 1, 2026, on January 1, 2026, in each case, subject to Mr. Guinta’s continued employment on the payment date. The Restructuring Incentive Payment was paid on January 1, 2026, subject to the same repayment obligation as his Service Retention Payment.
Lowe Retention Agreement. In September 2025, the Company entered into a retention award agreement with Mr. Lowe providing for a $875,000 Service Retention Payment, which was paid upfront, subject to a clawback provision that lapses (and did lapse) on March 15, 2026 or, if earlier, upon a Qualifying Termination.
Transaction Bonuses
Jamaica Transaction Bonuses. In May 2025, we completed the sale of the Company’s Jamaica business to Excelerate Energy, Inc. (the “Jamaica Transaction”). In recognition of their efforts in connection with the completion of the Jamaica Transaction, Mr. Guinta received a cash bonus of $5,000,000 and Mr. Lowe received a cash bonus of $750,000, in each case, payable in two installments in 2025.
Energos Ship Sale Transaction Bonuses. In November 2025, we completed a transaction with Energos, pursuant to which the Company early terminated the long-term charter agreements with Energos for certain vessels and novated associated sub-charter agreements for these vessels to Energos, in exchange for cash consideration of $150.0 million (the “Energos Ship Sale Transaction”). In recognition of their efforts in connection with the completion of the Energos Ship Sale Transaction, Mr. Guinta received a cash bonus of $750,000 and Mr. Lowe received a cash bonus of $112,500, in each case, payable in 2026.
Offer Letters
We have entered into offer letters with Mr. Guinta and Mr. Lowe. We have not entered into an offer letter or employment agreement with Mr. Edens.
Guinta Offer Letter. On March 14, 2017, NFE Management, LLC entered into an offer letter (the “Guinta Offer Letter”) with Mr. Guinta. The Guinta Offer Letter provides Mr. Guinta with an annualized base salary of $350,000, a discretionary target bonus opportunity equal to 125% of annual base salary and eligibility to participate in our broad-based employee benefit plans, as may be adopted from time to time, subject to the eligibility requirements of such employee benefit plans. The Guinta Offer Letter also contains certain restrictive covenants, including (a) non-competition and non-solicitation covenants that are applicable during Mr. Guinta’s term of employment, and for twelve months following his resignation or termination of his employment for cause (as defined below) and (b) restrictions on disclosure of confidential information.

Lowe Offer Letter. On June 10, 2019, NFE Management, LLC entered into an offer letter (the “Lowe Offer Letter”) with Mr. Lowe. The Lowe Offer Letter provided Mr. Lowe with an annualized base salary of $250,000, eligibility to receive a discretionary bonus and eligibility to participate in our broad-based employee benefit plans, as may be adopted from time to time, subject to the eligibility requirements of such employee benefit plans. The Lowe Offer Letter also contains certain restrictive covenants, including (a) non-competition and non-solicitation covenants that are applicable during Mr. Lowe’s term of employment, and for twelve months following his resignation or termination of his employment for cause (as defined below) and (b) restrictions on disclosure of confidential information. Mr. Lowe's annual base salary for 2025 was $325,000.
As used in the Guinta Offer Letter and Lowe Offer Letter, “cause” generally means the executive’s (i) willful misconduct or gross negligence in the performance of his duties; (ii) failure to perform his duties or to follow the lawful directives of our Board; (iii) commission of, indictment for, conviction of, or pleading of guilty or nolo contendere to, a felony or any crime involving moral turpitude; (iv) failure to cooperate in any audit or investigation of the business or financial practices of any member of NFE Management, LLC or any of its affiliates or any facility managed by any of the foregoing entities (collectively, the “Company Group”); (v) performance of any material act of theft, embezzlement, fraud, malfeasance, dishonesty or misappropriation of the property of any member of the Company Group; or (vi) breach of the applicable offer letter or any other agreement with a member of the Company Group, including (without limitation), a violation of the code of conduct or other written policy of any such entity.
Tax Considerations
As a general matter, we consider the various tax and accounting implications of our existing and proposed compensation programs. We consider the tax-deductibility of compensation in designing our compensation programs, but it is not our sole consideration and we retain the discretion to award compensation that is non-deductible. Section 162(m) of the Internal Revenue Code limits to $1 million per year the federal income tax deduction available to public corporations for compensation paid for any fiscal year to the CEO and other named executive officers. As a result, compensation paid in excess of $1 million to each of our other named executive officers will generally not be deductible.
Hedging and Pledging Policy
Subject to certain exceptions (as described below), our insider trading policy expressly prohibits transactions involving hedging, margining or pledging of shares of our Common Stock and other equity securities and derivatives by officers, directors and employees of the Company (“Insiders”), as well as any such Insider’s spouse, minor children, adult family members sharing the same household on a continuous basis, financial dependents, and any other person or entity over whom the Insider exercises substantial influence or control over his, her or its securities trading decisions, and any other trust or other estate in which an Insider has a substantial beneficial interest or as to which he or she serves as trustee or in a similar capacity.
Our policy provides limited exceptions in the event of prior approval by the Company's insider trading compliance officer, securities that are margined and are sold by a broker without the customer's consent if the customer fails to meet a margin call, transactions made pursuant to a written trading plan designed and entered into in accordance with Rule 10b5-1 of the Exchange Act, exercises of share options where no shares of the Company are sold in the market to fund the option exercise price or related taxes, the exercise of a tax withholding right pursuant to which a person has elected to have the Company withhold shares subject to an option to satisfy tax withholding requirements, vesting of restricted shares or the exercise of a tax withholding right in connection with restricted shares or other equity awards pursuant to which such person has elected to have the Company withhold shares to satisfy tax withholding requirements upon the vesting of any restricted shares or other award, and purchases of Company shares in any present or future 401(k) plan resulting from a person’s periodic contributions to the plan pursuant to that person’s payroll deduction election.
Clawback Policy
Effective December 1, 2023, we adopted the New Fortress Energy Inc. Clawback Policy, which is included as Exhibit 97.1 to our Original Form 10-K for our most recently completed fiscal year, covering our executive officers. Our Clawback Policy provides that in the event of a required accounting restatement, our Compensation Committee will seek reimbursement of the portion of any incentive-based compensation that would not have been paid had our financial statements been correctly stated.
Option Grant Practices and Policies

We do not grant equity in the form of stock options, stock appreciation rights, or similar option-like instruments. As such, we do not currently have any policies or practices in place with respect to the timing of such awards in relation to the disclosure of material non-public information.

COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the 2025 Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with the Company’s management.
Based on this review and their discussions, the Compensation Committee has recommended to the Board of Directors that the 2025 Compensation Discussion and Analysis be included in the Annual Report and the Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC.

The Compensation Committee

David J. Grain
C. William Griffin
Charles M. Sledge
Compensation Committee Interlocks and Insider Participation
None.
Summary Compensation Table for 2025
The following table provides information regarding the compensation earned by our named executive officers in respect of the applicable fiscal years set forth below.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)	Total ($)
Wesley R. Edens — Chief Executive Officer	2025	—	5,000,000	—	—	5,000,000
	2024	—	—	—	—	—
	2023	—	—	—	—	—
Christopher S. Guinta — Chief Financial Officer	2025	350,000	8,750,000	—	—	9,100,000
	2024	350,000	6,000,000	5,300,718	—	11,650,718
	2023	350,000	1,650,000	—	—	2,000,000
Yunyoung Shin — Chief Accounting Officer	2025	85,256	—	—	—	85,256
	2024	250,000	1,500,000	3,636,299	—	5,386,299
	2023	250,000	850,000	—	—	1,100,000
Michael Lowe — Chief Accounting Officer	2025	325,000	1,737,500	—	—	2,062,500

(1)
For fiscal years 2023 and 2024, the amounts in this column represent the cash discretionary annual bonuses for the respective periods awarded pursuant to our discretionary annual cash bonus program. For fiscal year 2025, the amounts in this column represent: (i) for Mr. Edens, the portion of his cash retention award paid in 2025 ($5,000,000); (ii) for Mr. Guinta, the portion of his cash retention award paid in 2025 ($3,000,000), his Jamaica Transaction bonus ($5,000,000) and his Energos Ship Sale Transaction bonus ($750,000); (iii) for Mr. Lowe, his cash retention award paid in 2025 ($875,000), his Jamaica transaction bonus ($750,000) and his Energos Ship Sale Transaction bonus ($112,500). For additional information regarding the cash retention awards, the Jamaica Transaction bonuses and the Energos Ship Sale Transaction bonuses, see "2025 Cash Retention Program", "Jamaica Transaction Bonuses" and "Energos Ship Sale Transaction Bonuses" in the Compensation Discussion and Analysis above.

(2)	The amounts in this column reflect the aggregate grant date value of awards made during the applicable calendar year computed in accordance with FASB ASC Topic 718. None of the named executive officers were granted equity awards in fiscal year 2025. Based on the closing price of $1.37 for our Class A common stock on February 3, 2026 (the date all of the Class A common stock underlying the RSUs was delivered to Mr. Guinta), the market value of the RSUs that he was granted on March 11, 2024 was $222,351.

Grants of Plan-Based Awards for 2025
We did not grant any incentive plan awards to our named executive officers during 2025.

Outstanding Equity Awards at Fiscal Year-End for 2025
The following table sets forth information concerning unvested RSU awards held by each of the named executive officers as of December 31, 2025.

Name	Number of units that have not vested(1) (#)	Market value of units that have not vested(2) ($)
Wesley R. Edens	—	—
Christopher S. Guinta	44,118	50,295
Michael Lowe	8,089	9,221
Yunyoung Shin	—	—

(1)	These RSUs vested on January 2, 2026.
(2)
The market value of the RSUs shown in this column represents the per share closing price of our Class A Common Stock as of December 31, 2025, which was $1.14, multiplied by the number of unvested RSUs outstanding.

Option Exercises and Stock Vested for 2025
The following table provides information on the RSUs held by our named executive officers that vested during 2025. We had no stock options that were exercised during 2025.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Wesley R. Edens	—	—
Christopher S. Guinta	118,182	1,926,367
Michael Lowe	16,289	265,511
Yunyoung Shin	80,455	1,311,417
Nonqualified Deferred Compensation for 2025
We do not maintain any nonqualified deferred compensation plans in which any of our named executive officers participate.
Potential Payments Upon Change-in-Control or Termination
We generally do not have any employment agreements, offer letters, severance plans or change in control plans that provide for any cash payment to any of our named executive officers in connection with a termination of employment or a change in control of the Company. None of our named executive officers would have been entitled to any cash payments if their employment with the Company was terminated for any reason in 2025. Ms. Shin’s employment with the Company terminated on April 29, 2025, and she did not receive any severance payments or benefits in connection with her termination of employment.
Under the terms of the Incentive Plan, unless otherwise determined by our Board of Directors or our Compensation Committee prior to a change in control or evidenced in an award agreement, outstanding and unvested RSUs will fully vest upon a termination of employment by the Company without cause or by the participant for “good reason” (to the extent a “good reason” concept is provided in a participant’s applicable award agreement or individual employment or severance agreement) within 12 months following a change in control, with any performance conditions deemed to be fully achieved. Mr. Guinta’s and Mr. Lowe's RSU award agreements and offer letters do not provide for a “good reason” concept.
In addition, Mr. Edens, Mr. Guinta and Mr. Lowe would be entitled to certain payments or benefits under their respective retention award agreements if their employment is terminated by the Company without cause or upon death or permanent disability. The following describes the payments and benefits named executive officers would receive under their respective retention award agreements if such termination of employment occurred on December 31, 2025. For Mr. Edens, he would receive his Restructuring Incentive Payment ($2,500,000), to the extent then unpaid, if the Company completed its financial restructuring within three months following such termination of employment and the repayment obligation related to his Service Retention Payment ($3,125,000) and Transaction Retention Payment ($1,875,000) would lapse (these repayment obligations have already lapsed in the ordinary course). For Mr. Guinta, he would receive, to the extent not yet paid, his Restructuring Incentive Payment ($3,000,000) if the Company completed its financial restructuring prior to June 30, 2026 and the repayment obligation related to his Service Retention Payment ($3,000,000) would lapse (this repayment obligation lapsed in the ordinary course on March 15, 2026). Mr. Guinta’s Restructuring Incentive Payment was paid on January 1, 2026 and was subject to a repayment obligation that lapsed on March 15, 2026. For Mr. Lowe, the repayment obligation with respect to his Service Retention Payment ($875,000) would lapse (this repayment obligation lapsed in the ordinary course on March 15, 2026). The payments and benefits described above are subject to the named executive officer’s execution and non-revocation of a general release of claims (unless the termination of employment occurred following a change in control) and continued compliance with applicable restrictive covenants.
Pay Ratio Disclosure

As required by SEC rules, we are providing the information below to explain the relationship between the annual total compensation of Mr. Edens, who served as our Chief Executive Officer and the Chairman of our Board of Directors in 2025, and the annual total compensation of our median employee, excluding our CEO. Mr. Edens has elected to serve as our CEO without regular annual compensation and, in 2025, the only compensation Mr. Edens received was payment with respect to a portion of his cash retention award ($5,000,000). For 2025, the ratio of the annual total compensation of our CEO’s to the median annual total compensation of all employees was 73:1.
The 2025 annual total compensation of our median employee (other than our CEO), calculated in accordance with Item 402(c) of Regulation S-K, was $68,520. This reflects an analysis of our workforce of 1,301 employees as of December 31, 2025, including part-time employees. We did not include independent contractors in our determination. To identify our median employee, we reviewed the W-2 Box 1 for US employees and pay stub data for any non-US employee compensation for all of our employees, which measure was consistently applied to all our employees included in the calculation. We did not make any cost-of-living adjustments in identifying our median employee for 2025.
Once we identified our median employee for 2025 using the methodology described above, we determined the median employee’s annual total compensation for 2025 in accordance with the requirements of Item 402(c) of Regulation S-K consistent with the calculation of the 2025 annual total compensation of our named executive officers as reported in the Summary Compensation Table for 2025 in this Annual Report.

DIRECTOR COMPENSATION
In 2025, the Board, with the support of its compensation consultant, LB&Co., adopted a non-employee director compensation program (the "Director Compensation Program"). The Director Compensation Program is designed to achieve three goals: (1) fairly compensate directors for their service to the Company given its size and the complexity of its operations and structure; (2) align the directors’ interests with the long-term interests of our stockholders; and (3) incentivize the directors to continue to serve as board members. Under the Director Compensation Program, our non-employee directors are eligible to receive cash retainers (payable quarterly) and an annual equity retainer as set forth below. Until the Company completes its restructuring, the annual equity retainer will be paid in cash. Mr. Nardone does not receive regular fees for his service as a director.
In addition, the Board adopted a special service fee for non-employee directors in connection with the Company’s restructuring. Non-employee directors (other than Mr. Nardone) who are materially involved in the restructuring (as determined by Mr. Nardone) may receive a special service fee equal to $25,000 per month until the completion of the Company’s restructuring. The special service fee is paid monthly in advance.
Mr. Nardone received a cash retention award pursuant to the 2025 Cash Retention Program. In October 2025, the Company entered into a retention award agreement with Mr. Nardone providing for the following cash retention payments: (i) a Service Retention Payment equal to $1,875,000, (ii) a Transaction Retention Payment equal to $1,875,000 and (iii) a Restructuring Incentive Payment equal to $3,750,000. Mr. Nardone’s Service Retention Payment was paid upfront, subject to a clawback provision that lapses (and did lapse) on March 15, 2026 or, if earlier, upon a Qualifying Termination. Mr. Nardone’s Transaction Retention Payment was also paid upfront, subject to a clawback provision that lapses (and did lapse) upon the negotiation and close of a contract in a key operating jurisdiction (or a comparable contract elsewhere) or, if earlier, upon a Qualifying Termination. Such contract was executed in late 2025. Mr. Nardone’s Restructuring Incentive Payment is payable upon the successful completion of the Company’s financial restructuring, provided that upon a Qualifying Termination prior to a financial restructuring, the Restructuring Incentive Payment will be paid if the financial restructuring is successfully completed within three months following such Qualifying Termination.

Compensation Element	Compensation Amount
All non-employee directors Annual Cash Retainer	$100,000
All non-employee directors Annual Equity Retainer	150,000
Chair of the Audit Committee Cash Fee	27,500
Chair of the Compensation Committee Cash Fee	20,000
Audit Committee Member (other than Chairperson)	13,750
Compensation Committee Member (other than Chairperson)	10,000
Pension Benefits for 2025
We do not maintain any defined benefit pension plans in which any of our named executive officers participate.

Director Compensation Table for 2025
The following table provides additional information on the compensation we paid to our non-employee directors in 2025.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
Randal A. Nardone	$3,750,000	—	—	3,750,000
Desmond Iain Catterall	150,000	—	—	150,000
David J. Grain	157,917	—	—	157,917
C. William Griffin	157,917	—	—	157,917
Timothy W. Jay	150,000	—	—	150,000
John J. Mack	31,389	—	—	31,389
Katherine E. Wanner	265,833	—	—	265,833
Charles M. Sledge	220,833	—	—	220,833

(1) As of December 31, 2025, none of our non-employee directors held any unvested equity-based awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The following table sets forth the beneficial ownership of our shares of Common Stock issued and outstanding as of April 30, 2026 by:
•each person known to us to beneficially own more than 5% of our Common Stock;
•each director and named executive officer; and
•all of our directors and executive officers as a group.
Unless otherwise noted, the address for each beneficial owner listed below is 111 W. 19th Street, 8th Floor, New York, New York 10011. As of April 30, 2026, we had 285,634,650 shares of Common Stock outstanding.

	Common Stock
Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Class
Greater Than 5% Shareholders:
Great Mountain Partners LLC(2)	25,559,846	8.9%
Edens Family Holdings LLC (3)	25,086,851	8.8%
Rubric Capital Management LP(4)	24,338,675	8.5%
Directors and Named Executive Officers:
Wesley R. Edens(5)	53,634,666	18.8%
Christopher S. Guinta	333,242	*
Yunyoung Shin(6)	47,660	*
Michael Lowe	16,486	*
Randal A. Nardone(7)	26,196,526	9.2%
Desmond Iain Catterall	73,000	*
David J. Grain	114,294	*
C. William Griffin	344,805	*
Charles M. Sledge	—	*
Katherine E. Wanner	82,599	*
Timothy W. Jay	42,551	*
All executive officers and directors as a group (10 persons)	80,838,169	28.3%

*	Less than 1.0%.

(1)	Shares beneficially owned includes all outstanding stock options or restricted stock units exercisable for or convertible into our common stock either currently or within 60 days after April 30, 2026.

(2)	Shared voting and dispositive power in respect of 25,559,846 shares, as stated in a Schedule 13D/A jointly filed with the SEC on February 17, 2026 by Energy Transition Holdings LLC, Great Mountain Partners LLC, Jonathan Rotolo and Alexander Thomson. Energy Transition Holdings LLC is managed by Great Mountain Partners LLC. Jonathan Rotolo and Alexander Thomson are the managers of Great Mountain Partners LLC and, in that capacity, have voting and dispositive power over the shares held by Energy Transition Holdings LLC. The address of the principal business office of the reporting persons is 157 Church Street, 20th Floor, New Haven, CT, 06510.

(3)	Shared voting and shared dispositive power in respect of 25,086,851 shares, as stated in a Schedule 13D/A jointly filed with the SEC on June 15, 2021 by Edens Family Holdings LLC and Lynn M. Edens. The address of the principal business office of the reporting persons is c/o Baobob Advisors LLC, 111 W. 19th St., 8th Floor, New York, New York 10011.

(4)
Shared voting and shared dispositive power in respect of 24,338,675 shares, as stated in a Schedule 13G filed with the SEC on May 14, 2025 by Rubric Capital Management LP and David Rosen. The address of the principal business office of the reporting persons is 155 East 44th Street, Suite 1630, New York, NY 10017.

(5)	Based on the Schedule 13D/A filed with the SEC on April 2, 2026 by Wesley R. Edens. Mr. Edens reported sole voting and sole dispositive power with respect to the 53,634,666 shares of Common Stock.

(6)	Based on the Form 4 filed with the SEC on April 23, 2025 by Yunyoung Shin. Ms. Shin reported sole voting and sole dispositive power with respect to the 47,660 shares of Common Stock.

(7)	Based on the Schedule 13D/A filed with the SEC on May 22, 2023 by Randal A. Nardone. Mr. Nardone reported sole voting and sole dispositive power with respect to the 26,196,526 shares of Common Stock.

EQUITY COMPENSATION PLAN INFORMATION
The following table summarizes certain information about securities authorized for issuance under our equity compensation plans as of December 31, 2025:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (c)
Equity compensation plans approved by security holders:
New Fortress Energy Inc. 2019 Omnibus Incentive Plan(2)	273,674	—	26,062,071
Equity compensation plans not approved by security holders:
—	—	—	—
Total	273,674	—	26,062,071

(1)	Represents shares subject to outstanding equity awards under the Incentive Plan for which shares had not yet been delivered as of December 31, 2025.

(2)
The Incentive Plan provides that 16,705,882 shares of Class A Common Stock are reserved and available for issuance under the Plan, as increased on the first day of each fiscal year beginning in calendar year 2020 by a number of shares of Class A Common Stock equal to the excess of 10% of the aggregate number of outstanding shares of Class A Common Stock and Class B common stock on the last day of the immediately preceding fiscal year, over the number of shares of Class A Common Stock reserved and available for issuance under the Incentive Plan as of the last day of the immediately preceding fiscal year. The shares of Class A Common Stock reserved and available for issuance under the Incentive Plan increased by 7,041,727 shares on the first day of 2025.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
Procedures for Review, Approval and Ratification of Transactions with Related Persons
SEC rules define “transactions with related persons” to include any transaction in which the Company is a participant, the amount involved exceeds $120,000, and in which any “related person,” including any officer, director, nominee for director or beneficial holder of more than 5% of any class of our voting securities or an immediate family member of any of the foregoing, has a direct or indirect material interest. Our Board of Directors has adopted a written policy that outlines procedures for approving transactions with related persons, and any such transactions will be reviewed and approved or ratified by a majority of our disinterested and independent directors pursuant to the procedures outlined in such policy. In determining whether to approve or ratify a transaction with a related person, we expect that the independent and disinterested directors will consider a variety of factors they deem relevant. The policy includes standing pre-approvals for specified categories of transactions, including, with certain limitations, investments in securities offerings, charter aircraft use and services provided pursuant to the Company’s Administrative Services Agreement with FIG LLC.
Certain Relationships and Related Transactions
The terms of the transactions and agreements disclosed in this section were determined by and among affiliated entities and, consequently, are not the result of arm’s length negotiations. These terms are not necessarily at least as favorable to the parties to these transactions and agreements as the terms that could have been obtained from unaffiliated third parties.
Agreements with Affiliates

Restructuring Transaction

Pursuant to the terms of the RSA, upon consummation of the Restructuring Transaction, Wesley R. Edens will purchase from certain of our existing creditors 6,672 shares of CoreCo Convertible Preferred Stock (liquidation preference of $1,000 per share) at a price of $250 per share. Subsequent to the execution of the RSA, Mr. Edens purchased approximately $110 million aggregate principal amount of the loans issued pursuant to the Term Loan A Credit Agreement and is entitled by virtue of his ownership thereof to receive a pro rata portion of the consideration to be received by the lenders under the Term Loan A Credit Agreement pursuant to the Restructuring Transaction. Additionally, Mr. Edens is anticipated to enter into a restructuring support agreement with the Company pursuant to which Mr. Edens agrees to support the Company’s comprehensive restructuring of its principal funded debt obligations on substantially the same terms as agreed to between the Company and its key creditors, as described in the Company’s Current Report on Form 8-K filed on March 17, 2026.

Shareholders’ Agreement
General
In connection with the closing of our initial public offering in 2019 (the “Offering”), we entered into the Shareholders’ Agreement with New Fortress Energy Holdings and its affiliates. Our Shareholders’ Agreement provides that the parties thereto will use their respective reasonable efforts (including voting or causing to be voted all of our voting shares beneficially owned by each) so that no amendment is made to our Certificate of Formation or Bylaws in effect as of the date of the Shareholders’ Agreement that would add restrictions to the transferability of our shares by New Fortress Energy Holdings or its permitted transferees which are beyond those provided for in our Certificate of Formation or Bylaws, the Shareholders’ Agreement or applicable securities laws, or that nullify the rights set out in the Shareholders’ Agreements of New Fortress Energy Holdings or its permitted transferees unless such amendment is approved by New Fortress Energy Holdings.
New Fortress Energy Holdings has assigned, pursuant to the terms of the Shareholders’ Agreement, to the affiliates of certain entities controlled by Wesley R. Edens and Randal A. Nardone (the “Founder Entities”), New Fortress Energy Holdings’ rights and obligations under the Shareholders’ Agreement.
Designation and Election of Directors
Our Shareholders’ Agreement provides that, for so long as the Shareholders’ Agreement is in effect, we and the Founder Entities (including certain former members of New Fortress Energy Holdings) shall take all reasonable actions within our respective control (including voting or causing to be voted all of the securities entitled to vote generally in the election of our directors held of record or beneficially owned by the Founder Entities, and, with respect to us, including in the slate of nominees recommended by the Board of Directors those individuals designated by the Founder Entities) so as to elect to the Board of Directors, and to cause to continue in office, not more than eight directors (or such other number as the Founder Entities may agree in writing), of whom, at any given time:
•a number of directors equal to a majority of the Board of Directors, plus one director, shall be individuals designated by the Founder Entities, for so long as the Founder Entities directly or indirectly beneficially own, together with their permitted transferees, at least 30% of our voting power; provided that if the Board of Directors consists of six or fewer directors, then the Founder Entities shall have the right to designate a number of directors equal to a majority of the Board of Directors;
•a number of directors equal to a majority of the Board of Directors, minus one director, shall be individuals designated by the Founder Entities, for so long as the Founder Entities directly or indirectly beneficially own, together with their permitted transferees, less than 30% but at least 20% of our voting power; provided that if the Board of Directors consists of six or fewer directors, then the Founder Entities shall have the right to designate a number of directors equal to three directors;
•a number of directors (rounded up to the nearest whole number) that would be required to maintain the Founder Entities’ proportional representation on the Board of Directors shall be individuals designated by the Founder Entities for so long as the Founder Entities directly or indirectly beneficially own, together with their permitted transferees, less than 20% but at least 10% of our voting power; provided that if the Board of Directors consists of six or fewer directors, then the Founder Entities shall have the right to designate a number of directors equal to two directors; and
•a number of directors (rounded up to the nearest whole number) that would be required to maintain the Founder Entities’ proportional representation on the Board of Directors shall be individuals designated by the Founder Entities for so long as the Founder Entities directly or indirectly beneficially own, together with their permitted transferees, less than 10% but at least 5% of our voting power; provided that if the Board of Directors consists of six or fewer directors, then the Founder Entities shall have the right to designate a number of directors equal to one director.
So long as the Founder Entities are entitled to designate one or more nominees to the Board of Directors and notifies the Board of Directors of their desire to remove, with or without cause, any director previously designated by them to the Board of Directors, we are required to take all necessary action to cause such removal.
In accordance with the Shareholders’ Agreement, New Fortress Energy Holdings designated Messrs. Catterall, Grain, Griffin, and Jay and Ms. Wanner for election to our Board of Directors.
Indemnification
The Shareholders’ Agreement provides that we will indemnify the Founder Entities and their officers, directors, employees, agents and affiliates against losses arising out of third-party claims (including litigation matters and other claims) based on, arising out of or resulting from:
•the ownership or the operation of our assets or properties, and the operation or conduct of our business, prior to or following the Offering; and
•any other activities we engage in.
In addition, we have agreed to indemnify the Founder Entities and their officers, directors, employees, agents and affiliates against losses, including liabilities under the Securities Act and the Exchange Act, relating to misstatements in or omissions from any registration statement or report that we file, other than misstatements or omissions made in reliance on information relating to and furnished by New Fortress Energy Holdings or the Founder Entities for use in the preparation of that registration statement or this Annual Report, against which New Fortress Energy Holdings or the Founder Entities, as applicable, has agreed to indemnify us.
Registration Rights

Demand Rights. Under our Shareholders’ Agreement, the Founder Entities have, for so long as the Founder Entities directly or indirectly beneficially owns, together with their permitted transferees, an amount of our shares of Common Stock (whether owned at the time of the Offering or subsequently acquired) equal to or greater than 1% of the shares of Common Stock issued and outstanding immediately after the consummation of the Offering (a “Registrable Amount”), “demand” registration rights that allow the Founder Entities, and on behalf of their permitted transferees, at any time after 180 days following the consummation of the Offering, to request that we register under the Securities Act an amount of shares of Common Stock equal to or greater than a Registrable Amount.
The Founder Entities, and on behalf of their permitted transferees, are entitled to unlimited demand registrations so long as such persons, together, beneficially own a Registrable Amount. We also are not required to effect any demand registration within one month of a “firm commitment” underwritten offering to which the requestor held “piggyback” rights, described below, and which included at least 50% of the shares of Common Stock requested by the requestor to be included or within one month of any other underwritten offering pursuant to a shelf registration statement.
Piggyback Rights. For so long as the Founder Entities beneficially owns, together with their permitted transferees, a Registrable Amount, the Founder Entities (and its permitted transferees) also have “piggyback” registration rights that allow them to include shares of Common Stock that they own in any public offering of equity securities initiated by us (other than those public offerings pursuant to registration statements on Form S-4 or Form S-8 or pursuant to an employee benefit plan arrangement) or by any of our other stockholders that have registration rights. These “piggyback” registration rights are subject to proportional cutbacks based on the manner of the offering and the identity of the party initiating such offering.
Shelf Registration. Under our Shareholders’ Agreement, we granted to the Founder Entities or any of their permitted transferees, for so long as the Founder Entities, together with their permitted transferees, beneficially owns a Registrable Amount, the right to request a shelf registration on Form S-3 providing for offerings of shares of Common Stock issuable upon exercise of the Redemption Right to be made on a continuous basis until all shares covered by such registration have been sold, subject to our right to suspend the use of the shelf registration prospectuses for a reasonable period of time (not exceeding 60 days in succession or 90 days in the aggregate in any 12-month period) if we determine that certain disclosures required by the shelf registration statement would be detrimental to us or our stockholders. In addition, the Founder Entities, and on behalf of their permitted transferees, may elect to participate in such shelf registrations within ten days after notice of the registration is given.
Indemnification; Expenses; Lock-ups. Under our Shareholders’ Agreement, we agreed to indemnify the applicable selling shareholder and its officers, directors, employees, managers, members partners, agents and controlling persons against any losses or damages resulting from any untrue statement or omission of material fact in any registration statement or prospectus pursuant to which it sells shares of Common Stock, unless such liability arose from the applicable selling stockholder’s misstatement or omission, and the applicable selling stockholder agrees to indemnify us against all losses caused by its misstatements or omissions. We will pay all registration and offering-related expenses incidental to our performance under the Shareholders’ Agreement, and the applicable selling stockholder will pay its portion of all underwriting discounts, commissions and transfer taxes, if any, relating to the sale of its shares of Common Stock under the Shareholders’ Agreement. We have entered into, and have caused our officers and directors to enter into, lock-up agreements in connection with any exercise of registration rights by the Founder Entities, and on behalf of their permitted transferees.
Information Rights
Under our Shareholders’ Agreement, the Founder Entities have the right to request certain information from us.
Assistance in the Sale of the Founder Entities’ Shares
Under our Shareholders’ Agreement, if the Founder Entities seek to sell their shares of Common Stock other than pursuant to a registration statement, we shall use our reasonable best efforts to assist the Founder Entities in the sale process, including by providing information to potential purchasers as requested by the Founder Entities.
In addition, if the Board of Directors starts and then abandons a sale process, and the Founder Entities subsequently indicate that they want to sell their shares of Common Stock, we shall permit the Founder Entities to engage in discussions with potential purchasers who participated in the abandoned sales process. We shall be obligated to assist the Founder Entities in any such sale process.

Other Transactions with Related Persons
Administrative Services Agreement
We are party to an Administrative Services Agreement (“Administrative Agreement”) with FIG LLC, an affiliate of Fortress (which currently employs Wesley R. Edens, our chief executive officer and chairman of our Board of Directors, and Randal A. Nardone, one of our directors), to charge us for certain administrative and general expenses incurred. The charges under the Administrative Agreement that are attributable to the Company totaled $0.8 million for the year ended December 31, 2025.
Private Aircraft
Mr. Edens owns an aircraft that we charter from a third-party aircraft operator for business purposes in the ordinary course of operations. We paid aircraft operator rates for the charters. For the year ended December 31, 2025, we incurred charter costs of $1.8 million, and such amount is included within selling, general and administrative expenses.
Corporate Headquarters Lease and Sublease
Since February 2023, we have subleased a portion of our corporate offices to FTAI Infrastructure Inc. (“FTAI Infrastructure”) and an affiliate that manages Brightline Trains ("Brightline"). During the year ended December 31, 2025, FTAI Infrastructure and Brightline incurred $0.6 million and $0.2 million of rent expenses, respectively. FTAI Infrastructure and Brightline did not make any payments to us in 2025. We may sublease a portion of our corporate offices to certain other affiliates.
Since September 2023, we have also leased land for development of a hydrogen facility in Beaumont, Texas from Jefferson Terminal South LLC, which is an indirect, majority-owned subsidiary of FTAI Infrastructure. During the year ended December 31, 2025, we incurred $0.7 million of costs under the lease agreement; no amounts were paid to Jefferson Terminal South LLC.
Fortress Affiliated Entities
Since 2017, the Company has provided certain administrative services to affiliates of FEP Holdco. There are no costs incurred by the Company as the Company is fully reimbursed for all costs incurred.
Determination of Director Independence
If required under the listing standards of the Nasdaq Stock Market LLC (“Nasdaq”), the Board of Directors shall be comprised of a majority of directors who qualify as independent directors (“Independent Directors”) under the listing standards of Nasdaq.
Pursuant to the Company’s Corporate Governance Guidelines, the Board of Directors must be comprised of a majority of directors who qualify as Independent Directors. The Board of Directors review annually the relationships that each director has with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company). Following such annual review, only those directors who the Board of Directors affirmatively determines satisfy the applicable independence requirements will be considered Independent Directors. The Board of Directors may adopt and disclose categorical standards to assist it in determining director independence. In the event that a director becomes aware of any change in circumstances that may result in such director no longer being considered independent under the listing standards of Nasdaq or under applicable law, the director must promptly inform the Chair of the Nominating and Corporate Governance Committee if such committee is established. Our Board of Directors determined that Messrs. Griffin, Sledge, Grain, Catterall, Jay and Ms. Wanner qualify as Independent Directors. Our Board of Directors also previously determined that Mr. Mack, who retired as a director of the Company on April 23, 2025, qualified as an Independent Director.

Item 14.    Principal Accountant Fees and Services.
The table below sets forth the aggregate fees and expenses for the years ended December 31, 2025 and 2024 for professional services performed by our independent registered public accounting firm, Ernst & Young LLP:

	Year Ended December 31,
(in thousands)	2025	2024
Audit Fees(1)	$7,833	$7,112
Audit-Related Fees(2)	714	1,921
Tax Fees(3)	—	20
All Other Fees	7	7
Total Fees	$8,554	$9,059

(1)	Audit fees consists of fees for audit services rendered for the audit of our annual consolidated financial statements, the review of quarterly reports on Form 10-Q, statutory audits required, comfort letters, consents, assistance with and review of documents filed with the SEC, and other attest services.

(2)	Audit-related fees consist of fees for diligence services, attest services and audit services provided for transactions and potential transactions.

(3)	Tax fees consists of fees for professional services rendered by our principal accountant for tax compliance services.
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
The audit committee has adopted a pre-approval policy with respect to services which may be performed by Ernst & Young LLP. This policy lists specific audit-related and tax services as well as any other services that Ernst & Young LLP is authorized to perform and sets out specific dollar limits for each specific service, which may not be exceeded without additional audit committee authorization. The audit committee receives reports on the status of expenditures pursuant to that pre-approval policy. The audit committee reviews the policy at least annually in order to approve services and limits for the current year. Any service that is not enumerated in the policy must receive specific pre-approval by the audit committee. The charter of the audit committee and its pre-approval policy require that the audit committee review and pre-approve the plan and scope of Ernst & Young LLP’s audit, audit-related, tax and other services.

Part IV
Item 15.    Exhibits, Financial Statement Schedules.
(1) No financial statements or supplemental data are filed with this Amendment No. 1 See Index to Financial Statements and Supplemental Data of the Original Form 10-K.
(2) The exhibits required to be filed by this Item 15(b) are set forth in the Exhibit Index included below.

Exhibit Number	Description

3.1	Certificate of Conversion of New Fortress Energy Inc. (incorporated by reference to Exhibit 99.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2020).

3.2	Certificate of Incorporation of New Fortress Energy Inc. (incorporated by reference to Exhibit 99.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2020).

3.3	Bylaws of New Fortress Energy Inc. (incorporated by reference to Exhibit 99.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2020).

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2022).

10.1†	Form of Director Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on December 24, 2018).

10.2†	Restricted Share Unit Award Agreement under the Amended and Restated New Fortress Energy Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 8, 2022).

10.3	Shareholders’ Agreement, dated February 4, 2019, by and among New Fortress Energy LLC, New Fortress Energy Holdings LLC, Wesley R. Edens and Randal A. Nardone (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.4	Administrative Services Agreement, dated February 4, 2019, by and between New Fortress Intermediate LLC and FIG LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.5†	Indemnification Agreement (Edens) (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.6†	Indemnification Agreement (Guinta) (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.7†	Indemnification Agreement (Catterall) (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.8†	Indemnification Agreement (Grain) (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.9†	Indemnification Agreement (Griffin) (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.10†	Indemnification Agreement (Sledge) (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on June 30, 2025).

10.11†	Indemnification Agreement (Nardone) (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.12†	Indemnification Agreement (Wanner) (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.13†	Indemnification Agreement (Jay) (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 4, 2023).

10.14†	Indemnification Agreement, dated as of April 29, 2025, by and between New Fortress Energy LLC and Michael Lowe (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on June 30, 2025).

10.15†	Letter Agreement, dated as of March 14, 2017, by and between NFE Management LLC and Christopher S. Guinta (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.16
Indenture, dated April 12, 2021, by and among the Company, an issuer, the subsidiary guarantors from time to time party thereto, and U.S. Bank National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 12, 2021).

10.17	Pledge and Security Agreement, dated April 12, 2021, by and among the Company, the subsidiary guarantors, from time to time party thereto, and U.S. Bank National Association, as notes collateral agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 12, 2021).

10.18	First Supplemental Indenture, dated as of June 11, 2021, between Golar GP LLC (now known as NFE GP LLC), as Guaranteeing Subsidiary, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.19	Second Supplemental Indenture, dated as of September 13, 2021, between NFE Mexico Power Holdings Limited and NFE Mexico Terminal Holdings Limited, as Guaranteeing Subsidiaries, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.20	Third Supplemental Indenture, dated as of November 24, 2021, between NFE International Shipping LLC, NFE Global Shipping LLC, NFE Grand Shipping LLC and NFE International Holdings Limited, as Guaranteeing Subsidiaries, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.21	Fourth Supplemental Indenture, dated as of March 23, 2022, between NFE UK Holdings Limited, NFE Global Holdings Limited and NFE Bermuda Holdings Limited, as Guaranteeing Subsidiaries, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.22	Fifth Supplemental Indenture, dated as of December 22, 2022, between NFE Andromeda Chartering LLC, as Guaranteeing Subsidiary, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.23	Sixth Supplemental Indenture, dated as of October 18, 2024, between NFE International Holdings 1 Limited and NFE International Holdings 1 Limited (each a “Guaranteeing Subsidiary”) as Guaranteeing Subsidiaries and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association). (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.24	Seventh Supplemental Indenture, dated as of December 6, 2024, between the various Guaranteeing Subsidiaries party thereto and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee. (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.25	Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and Morgan Stanley Senior Funding, Inc,. as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 21, 2021).

10.26	First Amendment to Credit Agreement, dated as of July 16, 2021 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time partly thereto, the several lenders and issuing banks from time to time partly thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2022).

10.27	Second Amendment to Credit Agreement, dated as of February 28, 2022 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2022).

10.28	Third Amendment to Credit Agreement, dated as of May 4, 2022 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2022).

10.29	Fourth Amendment to Credit Agreement, dated as of February 7, 2023 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.30	Fifth Amendment to Credit Agreement, dated as of September 15, 2023 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2023).

10.31	Sixth Amendment to Credit Agreement, dated as of December 18, 2023 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 29, 2024).

10.32	Seventh Amendment to Credit Agreement, dated as of May 3, 2024 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2024).

10.33	Amended and Restated Eighth Amendment to Credit Agreement, dated as of September 30, 2024 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2024).

10.34	Ninth Amendment to Credit Agreement, dated as of November 6, 2024 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.35	Tenth Amendment to Credit Agreement, dated as of November 22, 2024 to the Credit agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.36	Eleventh Amendment to Credit Agreement, dated as of January 31, 2025 to the Credit agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on June 30, 2025).

10.37	Amended and Restated Eleventh Amendment to Credit Agreement, dated as of March 3, 2025 to the Credit agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent.(incorporated by reference to Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on June 30, 2025).

10.38	Twelfth Amendment to Credit Agreement, dated as of May 12, 2025 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.37 to the Registrant’s
Quarterly Report on Form 10-Q, filed with the SEC on September 5, 2025).

10.39	Thirteenth Amendment to Credit Agreement, dated as of November 20, 2025 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 13, 2026).

10.40	Fourteenth Amendment to Credit Agreement, dated as of December 17, 2025 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 13, 2026).

10.41	Conformed through the Fourteenth Amendment to Credit Agreement, dated as of December 17, 2025 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 13, 2026).

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

10.43
Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 16, 2021, by and among the Company, as borrower, each of the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent. (incorporated by reference to Exhibit 10.42 to Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on June 30, 2025).

10.44
Second Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 27, 2022 to the Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 16, 2021, by and among the Company, as borrower, each of the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent. (incorporated by reference to Exhibit 10.40 to Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on June 30, 2022).

10.45	Incremental Joinder Agreement to Uncommitted Letter of Credit and Reimbursement Agreement, dated February 6, 2023, by and among the Company, as the borrower each of the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.46	Incremental Joinder Agreement to Uncommitted Letter of Credit and Reimbursement Agreement, dated November 2, 2023, by and among the Company, as borrower, each of the guarantors party thereto, the lenders and issuing bank party thereto and Natixis, New York Branch, as administrative agent (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 29, 2024).

10.47
Third Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated May 17, 2024, to the Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 16, 2021, by and among the Company, as borrower, each of the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.46 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2024).

10.48
Fourth Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated September 30, 2024, to the Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 16, 2021, by and among the Company, the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.48 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2024).

10.49	Fifth Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated November 6, 2024 to the Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 16, 2021, by and among the Company, the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent. (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.50	Sixth Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated November 22, 2024 to the Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 16, 2021, by and among the Company, the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent. (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.51	Seventh Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated January 31, 2025 to the Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 16, 2021, by and among the Company, the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent. (incorporated by reference to Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on June 30, 2025).

10.52	Amended and Restated Seventh Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated March 3, 2025 to the Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 16, 2021, by and among the Company, the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent. (incorporated by reference to Exhibit 10.51 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on June 30, 2025).

10.53	Eighth Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated May 12, 2025 to the Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 16, 2021, by and among the Company, the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.52 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on September 5, 2025).

10.54	Deferral Agreement, dated as of July 2, 2025, by and among the Company, each of the Guarantors as of the date hereof, and certain financial institutions party to the Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 16, 2021 as lenders and signatory hereto (incorporated by reference to Exhibit 10.54 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 21, 2025).

10.55	Second Deferral Agreement, dated as of July 17, 2025, by and among the Company, each of the Guarantors as of the date hereof, and certain financial institutions party to the Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 16, 2021 as lenders and signatory hereto (incorporated by reference to Exhibit 10.55 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 21, 2025).

10.56	July Extension Agreement, dated as of July 24, 2025, by and among the Company, each of the Guarantors as of the date hereof, and each of the financial institutions party to the Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 16, 2021 as lenders and issuing banks (incorporated by reference to Exhibit 10.56 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 21, 2025).

10.57	Second Extension Agreement, dated as of July 31, 2025, by and among the Company, each of the Guarantors as of the date hereof, and each of the financial institutions party to the Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 16, 2021 as lenders and issuing banks (incorporated by reference to Exhibit 10.57 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 21, 2025).

10.58	Ninth Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated August 8, 2025 to the Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 16, 2021, by and among the Company, the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.58 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 21, 2025).

10.59	Deferral Agreement, dated as of September 30, 2025, by and among the Company, each of the Guarantors as of the date hereof, Natixis, New York Branch, as an issuing bank, and certain financial institutions party to the Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 16, 2021 as lenders and signatory hereto (incorporated by reference to Exhibit 10.59 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 21, 2025).

10.60	Tenth Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated as of October 24, 2025 to the Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 16, 2021, by and among the Company, the guarantors party thereto, HSBC Bank USD, N.A., as an issuing bank, and each of the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 13, 2026).

10.61	Eleventh Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated November 14, 2025 to the Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 16, 2021, by and among the Company, the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 13, 2026).

10.62	Twelfth Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated December 11, 2025 to the Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 16, 2021, by and among the Company, the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 13, 2026).

10.63	Thirteenth Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated December 17, 2025 to the Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 16, 2021, by and among the Company, the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 13, 2026).

10.64	Conformed through the Thirteenth Amendment Agreement, dated December 17, 2025, by and among the Company, the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 13, 2026).

10.65	Credit Agreement, dated as of October 30, 2023, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 29, 2024).

10.66	Second Amendment, dated March 3, 2025, to Credit Agreement, dated as of October 30, 2023, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.53 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on June 30, 2025).

10.67	Forbearance Agreement, dated December 17, 2025, by and among the Company, as the borrower, the guarantors, the lenders party hereto and Morgan Stanley Senior Funding Inc., as the administrative agent and collateral agent under the Credit Agreement, dated as of October 30, 2023 (incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 13, 2026).

10.68
Indenture, dated March 8, 2024, by and among New Fortress Energy Inc., the subsidiary guarantors from time to time party thereto, and U.S. Bank Trust Company, National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 8, 2024).

10.69	First Supplemental Indenture, dated as of October 18, 2024, between NFE International Holdings 1 Limited and NFE International Holdings 2 Limited, as Guaranteeing Subsidiaries, and U.S. Bank Trust Company, National Association, as trustee. (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.70	Second Supplemental Indenture, dated as of December 6, 2024, by and among the Company, as issuer, by and among New Fortress Energy Inc., as issuer, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.71
Pledge and Security Agreement, dated March 8, 2024, by and among the Company, the subsidiary guarantors, from time to time party thereto, and U.S. Bank Trust Company, National Association, as notes collateral agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 8, 2024).

10.72	Credit Agreement, dated as of July 19, 2024, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2024).

10.73	Amended and Restated First Amendment to Credit Agreement, dated as of September 30, 2024, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.74	Second Amendment to Credit Agreement, dated as of November 14, 2024, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent.(incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.75	Third Amendment to Credit Agreement, dated as of November 22, 2024, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.76	Fourth Amendment to Credit Agreement, dated as of March 3, 2025, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.62 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on June 30, 2025).

10.77	Fifth Amendment to Credit Agreement, dated as of May 12, 2025, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.65 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on September 5, 2025).

10.78	Sixth Amendment to Credit Agreement, dated as of November 20, 2025, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.78 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 13, 2026).

10.79	Seventh Amendment to Credit Agreement, dated as of December 17, 2025, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.79 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 13, 2026).

10.80	Conformed through the Seventh Amendment to Credit Agreement, dated as of December 17, 2025, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.80 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 13, 2026).

10.81	Forbearance Agreement, dated December 17, 2025, by and among the Company, as the borrower, the guarantors, the lenders party hereto and Morgan Stanley Senior Funding Inc., as the administrative agent and collateral agent under the Credit Agreement, dated as of July 19, 2024 (incorporated by reference to Exhibit 10.81 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 13, 2026).

10.82	Series I Credit Agreement, dated as of November 22, 2024, among the Company, as the borrower, the guarantors from time to time party thereto, the lenders from time to time party thereto and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.83	Credit Agreement, dated as of November 22, 2024, among NFE Brazil Investments LLC, as the borrower, NFE Financing LLC, as lender, the lenders from time to time party thereto and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.84	Series II Credit Agreement, dated as of December 6, 2024, among the Company, as the borrower, the guarantors from time to time party thereto, the lenders from time to time party thereto and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.85	Indenture, dated November 22, 2024, by and among NFE Financing LLC, as issuer, the guarantors from time to time party thereto, and Wilmington Savings Fund Society, FSB, as trustee. (incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.86	Registration Rights and Lock-up Agreement, dated as of December 6, 2024 by and among the Company and the undersigned investors. (incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.87	First Amendment to Registration Rights and Lock-up Agreement, dated as of January 8, 2025, by and among the Company and the undersigned investors. (incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.88	Second Amendment to Registration Rights and Lock-up Agreement, dated as of February 4, 2025, by and among the Company and the undersigned investors. (incorporated by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.89	Forbearance and Waiver Agreement, dated as of November 17, 2025, by and among NFE Financing LLC, as the issuer, NFE Brazil Investments LLC, as the Brazil Parent, Bradford County Real Estate Partners LLC, as a guarantor under and as defined in the 2029 Senior Notes Indenture, the undersigned Holders of NFE Financing’s 12.000% Senior Secured Notes due 2029, acknowledged by Wilmington Savings Fund Society, in its capacity as Trustee and Notes Collateral Agent under the 2029 Senior Notes Indenture and its capacity as administrative agent and collateral agent under the Brazil Parent Intercompany Credit Agreement, the Series II Intercompany Credit Agreement, and the Series I Intercompany Credit Agreement, acknowledged and agreed by the Company (incorporated by reference to Exhibit 10.89 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 13, 2026).

10.90	Form of New Fortress Energy Inc. Retention Agreement, dated as of [ ], 2025, is by and between New Fortress Energy Inc., a Delaware corporation, and [ ] (the “Grantee”). (incorporated by reference to Exhibit 10.85 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 21, 2025).

19.1	New Fortress Energy Inc. Firmwide Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

21.1	List of Subsidiaries of New Fortress Energy Inc. (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 13, 2026).

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm (incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 13, 2026).

31.1*	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy of the Company, effective as of December 1, 2023 (incorporated by reference from exhibit 97.1 to the Form 10-K dated February 29, 2024).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

*Filed as an exhibit to this Annual Report
† Compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW FORTRESS ENERGY INC.
Date: April 30, 2026
	By:	/s/ Christopher Guinta
	Name:	Christopher S. Guinta
	Title:	Chief Financial Officer