Form 10-Q
period 2026-03-31
New Fortress Energy Inc.
filed 2026-05-14
CIK 1749723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
As of May 11, 2026, the registrant had 285,634,650 shares of Class A common stock outstanding.

i

GLOSSARY OF TERMS
As commonly used in the liquefied natural gas industry, to the extent applicable and as used in this Quarterly Report on Form 10-Q (“Quarterly Report”), the terms listed below have the following meanings:

ADO	automotive diesel oil

Bcf/yr	billion cubic feet per year

Btu	the amount of heat required to raise the temperature of one avoirdupois pound of pure water from 59 degrees Fahrenheit to 60 degrees Fahrenheit at an absolute pressure of 14.696 pounds per square inch gage

CAA	Clean Air Act

CERCLA	Comprehensive Environmental Response, Compensation and Liability Act

CWA	Clean Water Act

DOE	U.S. Department of Energy

DOT	U.S. Department of Transportation

EPA	U.S. Environmental Protection Agency

FTA countries	countries with which the United States has a free trade agreement providing for national treatment for trade in natural gas

GAAP	generally accepted accounting principles in the United States

GHG	greenhouse gases

GW	gigawatt

GSA	gas sales agreement

Henry Hub	a natural gas pipeline located in Erath, Louisiana that serves as the official delivery location for futures contracts on the New York Mercantile Exchange

ISO container	International Organization of Standardization, an intermodal container

LNG	natural gas in its liquid state at or below its boiling point at or near atmospheric pressure

MMBtu	one million Btus, which corresponds to approximately 12.1 gallons of LNG

mtpa	metric tons per year

kV	kilovolt

MW	megawatt. We estimate 2,500 LNG gallons would be required to produce one megawatt.

NGA	Natural Gas Act of 1938, as amended

non-FTA countries	countries without a free trade agreement with the United States providing for national treatment for trade in natural gas and with which trade is permitted

OPA	Oil Pollution Act

PHMSA	Pipeline and Hazardous Materials Safety Administration

PPA	power purchase agreement

SSA	steam supply agreement

TBtu	one trillion Btus, which corresponds to approximately 12,100,000 gallons of LNG

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
•inability to successfully complete mergers, sales, divestments or similar transactions related to our businesses or assets or to integrate such businesses or assets and realize the anticipated benefits, including the anticipated benefits from the sale of our Jamaica business and our strategy and plans for the remaining portion of the Company, including the structure, form, timing and nature of potential actions with respect to the Company’s business in the future and characteristics of the business going forward;
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
All forward-looking statements speak only as of the date of this Quarterly Report. When considering forward-looking statements, you should keep in mind the risks set forth under “Item 1A. Risk Factors” and other cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Annual Report”), this Quarterly Report and in our other filings with the Securities and Exchange Commission (the “SEC”). The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no duty to update these forward-looking statements, even though our situation may change in the future. Furthermore, we cannot guarantee future results, events, levels of activity, performance, projections or achievements.

v

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements.
New Fortress Energy Inc.
Condensed Consolidated Balance Sheets
As of March 31, 2026 and December 31, 2025
(Unaudited, in thousands of U.S. dollars, except share amounts)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$92,389	$226,453
Restricted cash	97,492	130,489
Receivables, net of allowances of $17,650 and $17,800, respectively	370,322	451,962
Inventory	152,946	119,447
Prepaid expenses and other current assets, net	445,599	400,347
Total current assets	1,158,748	1,328,698

Construction in progress	3,823,852	3,593,971
Property, plant and equipment, net	4,860,875	4,892,737
Right-of-use assets	244,823	411,817
Intangible assets, net	192,409	187,596
Other non-current assets, net	113,631	140,804
Total assets	$10,394,338	$10,555,623

Liabilities
Current liabilities
Current portion of long-term debt and short-term borrowings	$7,181,301	$7,073,477
Accounts payable	634,700	731,619
Accrued liabilities	844,064	597,776
Current lease liabilities	26,926	72,257
Other current liabilities	239,807	177,809
Total current liabilities	8,926,798	8,652,938

Long-term debt	1,105,839	1,105,442
Non-current lease liabilities	259,827	318,819
Deferred tax liabilities, net	73,936	76,502
Other long-term liabilities	82,974	92,291
Total liabilities	10,449,374	10,245,992

Commitments and contingencies (Note 18)

Stockholders’ (deficit) equity
Class A common stock, $0.01 par value, 750 million shares authorized, 285.6 million issued and outstanding as of March 31, 2026; 284.6 million issued and outstanding as of December 31, 2025	2,856	2,845
Additional paid-in capital	1,779,052	1,776,306
Retained earnings (accumulated deficit)	(2,050,538)	(1,650,592)
Accumulated other comprehensive income	88,388	54,088
Total stockholders’ (deficit) equity attributable to NFE	(180,242)	182,647
Non-controlling interest	125,206	126,984
Total stockholders’ (deficit) equity	(55,036)	309,631
Total liabilities and stockholders’ equity	$10,394,338	$10,555,623
The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy Inc.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
For the three months ended March 31, 2026 and 2025
(Unaudited, in thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenues
Operating revenue	$185,214	$384,881
Vessel charter revenue	11,228	45,436
Contract novation income	943	1,746
Other revenue	29,568	40,219
Total revenues	226,953	472,282

Operating expenses
Cost of sales (exclusive of depreciation and amortization shown separately below)	199,685	302,377
Vessel operating expenses	654	7,176
Operations and maintenance	48,265	54,940
Selling, general and administrative	47,494	51,820
Transaction and integration costs	53,284	11,931
Depreciation and amortization	41,082	56,311
Asset impairment expense	61,864	246
Total operating expenses	452,328	484,801
Operating (loss) income	(225,375)	(12,519)
Interest expense	186,880	200,309
Other (income) expense, net	(43,192)	(63,937)
Loss on extinguishment of debt, net	—	467
(Loss) income before income taxes	(369,063)	(149,358)
Tax provision	31,541	26,068
Net (loss) income	(400,604)	(175,426)

Net (loss) income attributable to common stockholders	$(399,945)	$(178,182)

Net (loss) income per share – basic	$(1.40)	$(0.65)
Net (loss) income per share – diluted	$(1.40)	$(0.65)

Weighted average number of shares outstanding – basic	285,702,846	273,609,766
Weighted average number of shares outstanding – diluted	285,702,846	273,609,766

Other comprehensive (loss) income:
Currency translation adjustment	$34,330	$24,253
Comprehensive (loss) income	(366,274)	(151,173)
Comprehensive (income) attributable to non-controlling interest	628	(2,879)
Comprehensive (loss) income attributable to stockholders	$(365,646)	$(154,052)

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended March 31, 2026 and 2025
(Unaudited, in thousands of U.S. dollars, except share amounts)

	Class A common stock		Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive (loss) income	Non-controlling Interest	Total stockholders’ deficit
	Shares	Amount
Balance as of December 31, 2025	284,552,811	$2,845	$1,776,306	$(1,650,593)	$54,089	$126,984	$309,631
Net income (loss)	—	—	—	(399,945)	—	(659)	(400,604)
Other comprehensive income (loss)	—	—	—	—	34,299	31	34,330
Share-based compensation expense	—	—	3,790	—	—	—	3,790
Issuance of shares for vested share-based compensation awards	1,862,805	19	—	—	—	—	19
Shares withheld from employees related to share-based compensation, at cost	(780,966)	(8)	(1,044)	—	—	—	(1,052)
Dividends	—	—	—	—	—	(1,150)	(1,150)
Balance as of March 31, 2026	285,634,650	$2,856	$1,779,052	$(2,050,538)	$88,388	$125,206	$(55,036)

	Series B convertible preferred stock		Class A common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Non- controlling interest	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	96,746	$90,570	266,459,093	$2,664	$1,674,312	$193,561	$7,504	$122,660	$2,000,701
Net income	—	—	—	—	—	(177,634)	—	2,208	(175,426)
Other comprehensive income	—	—	—	—	—	—	23,582	671	24,253
Share-based compensation expense	—	—	—	—	(229)	—	—	—	(229)
Class A stock issued, net of issuance costs	—	—	661,207	7	363	—	—	—	370
Acquisition of non-controlling interest	—	—	—	—	(1,356)	—	—	534	(822)
Issuance of shares for vested share-based compensation awards	—	—	31,814	—	—	—	—	—	—
Shares withheld from employees related to share-based compensation, at cost	—	—	(13,086)	—	(159)	—	—	—	(159)
Conversion of Series B convertible preferred stock	(60,000)	(49,969)	6,651,511	67	49,898	—	—	—	49,965
Dividends	—	107	—	—	—	(548)	—	(3,019)	(3,567)
Balance as of March 31, 2025	36,746	$40,708	273,790,539	$2,738	$1,722,829	$15,379	$31,086	$123,054	$1,895,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy Inc.
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2026 and 2025
(Unaudited, in thousands of U.S. dollars)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(400,604)	$(175,426)
Adjustments for:
Amortization of deferred financing costs and debt guarantee, net	7,268	31,224
Depreciation and amortization	51,426	66,607
Deferred taxes	(5,547)	(4,588)
Share-based compensation	3,790	—
Asset impairment expense	61,864	246
(Earnings) recognized from vessels chartered to third parties transferred to Energos	(6,241)	(13,082)
Other	2,015	(34,440)
Changes in operating assets and liabilities:
Decrease (increase) in receivables	89,168	(8,175)
(Increase) decrease in inventories	(34,887)	7,622
(Increase) decrease in other assets	(10,968)	1,392
Decrease in right-of-use assets	10,367	30,848
Increase in accounts payable/accrued liabilities	65,375	126,963
(Decrease) in lease liabilities	(8,554)	(42,888)
Increase in other liabilities	56,626	6,460
Net cash used in operating activities	(118,902)	(7,237)

Cash flows from investing activities
Capital expenditures	(43,566)	(255,097)
Other investing activities	—	4,555
Net cash used in investing activities	(43,566)	(250,542)

Cash flows from financing activities
Proceeds from borrowings of debt	—	901,733
Payments made for capital expenditures paid beyond customary vendor payment terms	(5,034)	(109,841)
Payment of deferred financing costs	(1,467)	(26,093)
Repayment of debt	(906)	(664,062)
Payment of dividends	—	(3,460)
Other financing activities	(3,601)	(3,662)
Net cash (used in) provided by financing activities	(11,008)	94,615
Impact of changes in foreign exchange rates on cash and cash equivalents	6,415	34,332
Net (decrease) in cash, cash equivalents and restricted cash	(167,061)	(128,832)
Cash, cash equivalents and restricted cash – beginning of period	356,942	965,577
Cash, cash equivalents and restricted cash – end of period	$189,881	$836,745

Supplemental disclosure of non-cash investing and financing activities:
Changes in accounts payable and accrued liabilities associated with construction in progress and property, plant and equipment additions	$35,205	$(87,932)
Accounts payable and accrued liabilities associated with construction in progress and property, plant and equipment additions	238,717	372,361
Principal payments on financing obligation to Energos by third-party charters	—	(9,871)

The following table identifies the balance sheet line-items included in Cash and cash equivalents and Restricted cash presented in the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2026	2025
Cash and cash equivalents	$92,389	$447,862
Restricted cash	97,492	379,537
Cash and cash equivalents and restricted cash classified as held for sale	—	9,346
Cash, cash equivalents and restricted cash – end of period	$189,881	$836,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

1. Organization
New Fortress Energy Inc. (“NFE”, together with its subsidiaries, the “Company”), a Delaware corporation, is a global energy infrastructure company founded to help address energy poverty and accelerate the world’s transition to reliable, affordable and clean energy. The Company owns and operates natural gas and liquefied natural gas (“LNG”) infrastructure, ships and logistics assets to rapidly deliver turnkey energy solutions to global markets. The Company has liquefaction, regasification and power generation operations in the United States, Brazil and Mexico. The Company has marine operations with vessels operating under time charters and in the spot market globally.
The Company currently conducts its business through two operating segments, Terminals and Infrastructure and Ships. The business and reportable segment information reflects how the Chief Operating Decision Maker (“CODM”) regularly reviews and manages the business. The Company's CODM is its Chief Executive Officer.
2. Going Concern and Planned Debt Restructuring
The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern over the next twelve months from the date of issuance of these financial statements, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Due, in part, to the events of default under the Company’s debt agreements detailed below, management has concluded that there is substantial doubt as to the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern. On March 17, 2026, the Company entered into an RSA (defined below) with certain noteholders and lenders, and upon completion of the transactions contemplated in this agreement, the Company will have a new capital structure and the current debt facilities in default will no longer be outstanding.
Events of default on outstanding debt are summarized as follows:
•NFE Financing LLC, a subsidiary of the Company (“NFE Financing”), did not make the interest payment of $163,800 due to holders of the New 2029 Notes on November 17, 2025. An event of default under the indenture governing the New 2029 Notes arose on November 20, 2025, when the contractual grace period for interest payments on such notes expired. On November 18, 2025, the Company and certain of its subsidiaries, including NFE Financing, entered into a forbearance agreement with the beneficial holders of greater than 70% of the New 2029 Notes (the “New 2029 Notes Forbearance Agreement”), pursuant to which such beneficial holders agreed to forbear from accelerating or exercising remedies in respect of such event of default. The New 2029 Notes Forbearance Agreement was initially in effect through December 15, 2025, and the Company continues to have forbearance for defaults covered by the New 2029 Notes Forbearance Agreement and other specified defaults in the RSA as long as the RSA remains in effect.
•The Company did not make the interest payment of $30,644 due under the Term Loan B Credit Agreement on December 10, 2025, and subsequent interest payments due to these lenders have not been paid. An event of default under the Term Loan B Credit Agreement arose on December 17, 2025, when the contractual grace period for interest payments on the loans expired. On December 17, 2025, the Company and certain of its subsidiaries entered into a forbearance agreement with certain lenders of the Term Loan B (the “Term Loan B Forbearance Agreement”), pursuant to which such lenders agreed to forbear from accelerating or exercising remedies in respect of such events of default. The Company also did not make the principal payment of $3,181 due on December 31, 2025, and the event of default arising from the failure to make this principal payment, as well as subsequent principal and interest payments, was also covered by the Term Loan B Forbearance Agreement. The Term Loan B Forbearance Agreement was originally scheduled to terminate on January 9, 2026, and the Company continues to have forbearance for defaults covered by the Term Loan B Forbearance Agreement and other specified defaults in the RSA as long as the RSA remains in effect.

•The Company did not make the interest payment of $1,647 due under the Term Loan A Credit Agreement on December 10, 2025, and subsequent interest payments due to these lenders have not been paid. An event of default under the Term Loan A Credit Agreement arose on December 17, 2025, when the contractual grace period for interest payments on the loans expired. On December 17, 2025, the Company and certain of its subsidiaries entered into a forbearance agreement (the “Term Loan A Forbearance Agreement”), with certain lenders of the Term Loan A, pursuant to which such lenders agreed to forbear from accelerating or exercising remedies in respect of such event of default. The Term Loan A Forbearance Agreement was initially in effect through January 9, 2026, and the Company continues to have forbearance for defaults covered by the Term Loan A Forbearance Agreement and other specified defaults in the RSA as long as the RSA remains in effect.
•The Company did not make any interest payments under the Revolving Facility, beginning with the payment due on November 28, 2025. An event of default under the Revolving Facility arose on January 13, 2026, when the contractual grace period for interest payments on the loans expired. The Company and certain of its subsidiaries subsequently entered into a forbearance agreement (the "RF Forbearance Agreement") with certain lenders to the Revolving Facility, pursuant to which such lenders agreed to forbear from accelerating or exercising remedies in respect of such event of default. The RCF Forbearance Agreement was initially in effect through January 23, 2026, and the Company continues to have forbearance for defaults covered by the RCF Forbearance Agreement and other specified defaults in the RSA as long as the RSA remains in effect.
•The Company did not make the interest payment of $10,357 due to holders of the 2029 Notes on March 15, 2026. An event of default under the indenture governing the 2029 Notes arose on April 14, 2026, when the contractual grace period for interest payments on such notes expired.
•The Company did not make the interest payment of $16,604 due to the holders of the 2026 Notes on March 31, 2026. An event of default under the indenture governing the 2026 Notes arose on April 30, 2026, when the contractual grace period for interest payments on such notes expired.
Additionally, on March 27, 2026, the Company and certain of its subsidiaries entered into a forbearance agreement (the "LCF Forbearance Agreement") with the lenders party thereto and Natixis, New York Branch, as administrative agent and collateral agent under the Letter of Credit Facility, pursuant to which, among other things, the lenders agreed to forbear from exercising all of their rights and remedies under the Letter of Credit Facility with respect to certain specified defaults listed which may arise prior to the termination date of the LCF Forbearance Agreement.
Planned restructuring transactions
On March 17, 2026, the Company entered into a restructuring support agreement (together with all exhibits, annexes and schedules thereto, the “RSA”) with certain of its lenders and noteholders, including:
•certain members of an ad hoc group of holders of the New 2029 Notes;
•certain members of an ad hoc group of term lenders under the Term Loan B Credit Agreement;
•certain holders of debt under the Revolving Credit Agreement, being lenders under a facility currently drawn at approximately $100 million (the “R-1 Revolving Credit Facility”) and under a facility currently drawn at approximately $560 million (the “R-2 Revolving Credit Facility”);
•certain members of an ad hoc group of term lenders under the Term Loan A Credit Agreement; and
•a majority of the members of a group of creditors with recourse to the collateral assets in the Company’s core business, but not to the Company’s Fast LNG assets (or “FLNG”) or Brazil business, including (1) holders of the 2026 Notes and holders of the 2029 Notes and (2) creditors of the debt under that certain Credit Agreement, dated as of November 22, 2024, by and among the Company, as the borrower, the guarantors from time to time party thereto, NFE Brazil Investments LLC, as the lender, and Wilmington Savings Fund Society, FSB, as the administrative agent and as collateral agent (the “Series I Credit Agreement”) and under that certain Credit Agreement, dated as of December 6, 2024, by and among the Company, as the borrower, the guarantors from time to time party thereto, NFE Financing, as the lender, and Wilmington Savings Fund Society, FSB, as the administrative agent and as collateral agent (the “Series II Credit Agreement”) (collectively, the “Supporting Creditors”).

Holders of or lenders under the debt instruments described above that are not already party to the RSA may become Additional Supporting Creditors (as defined in the RSA) by executing and delivering a joinder in accordance with the terms of the RSA.
The RSA sets forth principal terms for a comprehensive restructuring of the Company’s principal funded debt obligations (the “Restructuring Transaction”). The RSA contemplates, among other things, the following material terms:
•The Company will separate into two independent companies: one generally comprising the Company’s businesses and assets in Brazil and land in Wyalusing, Pennsylvania (“BrazilCo”), and the other generally comprising the Company’s other businesses and assets, which will be retained by NFE (“CoreCo”);
•Obligations under the 2026 Notes, the 2029 Notes, the Term Loan A Credit Agreement, the Term Loan B Credit Agreement, the Revolving Credit Agreement, the New 2029 Notes, and certain intercompany credit agreements will be exchanged (in each case on a ratable basis) for one or a combination of the following debt obligations and equity securities:
◦100% of the common equity interests in BrazilCo;
◦approximately (i) $571,300 in senior secured term loans and, solely to the extent necessary, if at all, to meet the minimum liquidity threshold, up to $35 million of Senior Capital Raise Term Loans, and (ii) Capital Raise Junior Term Loans in an aggregate principal amount, if any, required to satisfy the minimum liquidity threshold to the extent the minimum liquidity threshold is not satisfied after giving pro forma effect to the incurrence of the Senior Capital Raise Term Loans, each incurred by the Company, as borrower, and guaranteed by each subsidiary of the Company that will be part of CoreCo (subject to customary exclusions and other exclusions to be agreed) (“New CoreCo Term Loans”);
◦convertible preferred stock of NFE with an aggregate liquidation preference of approximately $2,460,000 (“CoreCo Convertible Preferred Stock”);
◦shares representing 65% of the Company’s Class A common stock as of the closing date of the Restructuring Transaction, before giving effect to shares authorized under an incentive plan for directors, officers and other employees of the Company or any conversion of the CoreCo Convertible Preferred Stock into NFE Class A common stock;
◦$400,000 in non-recourse term loans incurred or issued by the subsidiary that owns the Company’s Fast LNG 2 assets (“FLNG 2 Co”), payable in full on the third anniversary of the closing date of the Restructuring Transaction, guaranteed by certain subsidiaries of FLNG 2 Co and secured by substantially all assets of FLNG 2 Co and such subsidiaries; and / or
◦$200,000 in non-convertible, preferred equity (the “FLNG 2 Preferred Equity”) issued by FLNG 2 Co.
•Corporate governance matters regarding CoreCo;
•Letters of credit issued under the Company’s existing Letter of Credit Facility or Revolving Facility will be backstopped or replaced by letters of credit issued under new fully committed letter of credit facilities for each of CoreCo and BrazilCo;
•Certain other existing debt facilities and other liabilities will be refinanced, renegotiated, or compromised, or will remain outstanding in accordance with their existing terms;
•All shares of the Company’s Class A common stock outstanding immediately prior to the consummation of the Restructuring Transaction will remain outstanding and will represent 35% of the Company’s Class A common stock issued and outstanding following the consummation of the Restructuring Transaction (but before giving effect to shares authorized under an incentive plan for directors, officers and other employees of the Company or any conversion of the CoreCo Convertible Preferred Stock into NFE Class A common stock); and
•If required in order to meet a consolidated minimum liquidity threshold ($100,000) on the closing date of the Restructuring Transaction, the Company will offer to all eligible creditors the opportunity to participate in a capital raise, pursuant to which the Company would raise up to $35,000 in aggregate principal amount of additional New CoreCo Term Loans (the "Senior Capital Raise Term Loans") and, to the extent the consolidated minimum liquidity threshold would not be met after giving effect to the additional New CoreCo Term Loans, junior term loans secured by a second-priority lien in an amount so that the consolidated minimum liquidity threshold would be met (the "Capital Raise Junior Term Loans").
Provided certain conditions were met (as set out in the RSA), the Company will pay to holders of or lenders under the debt instruments described above that became Supporting Creditors on or before 5:00 p.m. New York City time on April 8, 2026, an early consent fee (the “Early Consent Fee”) in an amount equal to 0.75% of the principal amount of such Supporting Creditors’ pro rata claim in:
a.the principal outstanding under the 2026 Notes for each supporting holder of 2026 Notes;
b.the principal outstanding under the 2029 Notes for each supporting holder of 2029 Notes;
c.the principal outstanding under the Term Loan B Credit Agreement for each supporting lender under the Term Loan B Credit Agreement;
d.the principal outstanding under the R-1 Revolving Credit Facility for each supporting lender under the R-1 Revolving Credit Facility;
e.for each supporting lender under the R-2 Revolving Credit Facility, (i) the principal outstanding under the R-2 Revolving Credit Facility, plus (ii) a share of principal outstanding under the Series I Credit Agreement and the Series II Credit Agreement in proportion to the share of recoveries for lenders under the R-2 Revolving Credit Facility in respect of certain assets of NFE Financing together with a guarantee from Bradford County Real Estate Partners LLC (the “Brazil Collateral”) under an intercreditor agreement dated December 6, 2024 (the “Brazil Parent ICA”);
f.for each supporting lender under the Term Loan A Credit Agreement, (i) the principal outstanding under the Term Loan A Credit Agreement, plus (ii) a share of principal outstanding under the Series I Loan Debt and the Series II Loan Debt in proportion to the share of recoveries for lenders under the Term Loan A Credit Agreement in respect of the Brazil Collateral under the Brazil Parent ICA; and
g.for each supporting holder of the New 2029 Notes, a share of principal outstanding under the Series I Loan Debt and the Series II Loan Debt in proportion to the share of recoveries for holders of the New 2029 Notes in respect of the Brazil Collateral under the Brazil Parent ICA
As of April 30, 2026, the Company has received strong indications of support for the Restructuring Transaction from holders and lenders representing over 97% of its approximately $5.8 billion principal amount of aggregate indebtedness.
A Supporting Creditor’s entitlement to the Early Consent Fee will be determined by reference to the aggregate principal amount of notes and loans held by that Supporting Creditor as of the record date specified to creditors for voting under the Restructuring Plans (as defined below). Such early consent fee will be payable in kind in the form of the consideration to be afforded to such Supporting Creditors under the Restructuring Plans. Separately, the Company has agreed to pay each lender under the Revolving Credit Agreement that agrees to forbear from taking any enforcement action under the Revolving Credit Agreement a standstill fee in an amount equal to 2.00% of the outstanding loans made by such forbearing lender, provided that a simple majority of lenders under the Revolving Credit Agreement agree to forbear.
Summary of the CoreCo Convertible Preferred Stock and FLNG 2 Preferred Equity
Pursuant to the terms of the RSA, the CoreCo Convertible Preferred Stock will mandatorily convert on the third anniversary of the closing date of the Restructuring Transaction into shares of NFE Class A common stock representing 87% of the fully diluted Class A common stock of NFE as of the closing date of the Restructuring Transaction (after giving effect to the shares of NFE Class A common stock to be issued on the closing date of the Restructuring Transaction and the incentive plan for directors, officers and other employees of the Company). The conversion rate of the CoreCo Convertible Preferred Stock will be subject to customary adjustments for stock splits, distributions, reorganizations and reclassifications, as well as to certain price-based anti-dilution adjustments for subsequent issuances of NFE Class A common stock (or securities convertible into NFE Class A common stock) made by the Company while the CoreCo

Convertible Preferred Stock remains outstanding (subject to certain exempt issuances). CoreCo will have the right to redeem or repurchase the CoreCo Convertible Preferred Stock from time to time with certain sources of proceeds enumerated in the RSA. Holders of the CoreCo Convertible Preferred Stock will be entitled, in arrears, to a cumulative quarterly compounding dividend, which will accrue automatically via an increase to liquidation preference, with a cumulative per annum preferred return of 3.0%, 5.0% and 7.0% in each of the three years, respectively, prior to conversion. The CoreCo Convertible Preferred Stock will participate on an as-converted basis in any dividends and distributions on, and vote together with holders of, NFE Class A common stock. The CoreCo Convertible Preferred Stock will be subordinated in right of payment to all existing and future indebtedness of CoreCo and senior in right of payment to all existing and future equity securities of CoreCo.
The FLNG 2 Preferred Equity will be issued by FLNG 2 Co at the closing date of the Restructuring Transaction pursuant to the RSA and will reflect economic and structural features substantially similar to those of the CoreCo Convertible Preferred Stock, except as otherwise provided herein. CoreCo will have the right to redeem the FLNG 2 Preferred Equity from time to time with certain sources of proceeds enumerated in the RSA. The Company will not pay any dividends on the FLNG 2 Preferred Equity. The FLNG 2 Preferred Equity will be subordinated in right of payment to all existing and future indebtedness of FLNG 2 Co and senior in right of payment to all existing and future equity securities of FLNG 2 Co.
Summary of the New CoreCo Term Loans
The Company expects to use the proceeds of the New CoreCo Term Loans to refinance, on a cashless basis, certain of the loans and other obligations outstanding under the Revolving Credit Agreement and Term Loan B Credit Agreement. If necessary, the cash proceeds of up to $35,000 of additional New CoreCo Term Loans will be used to satisfy the consolidated minimum liquidity threshold required by the RSA and, to the extent the consolidated minimum liquidity threshold would not be met after giving effect to the additional New CoreCo Term Loans, term loans second ranking to such additional New CoreCo Term Loans in an amount such that the consolidated minimum liquidity threshold would be met. The New CoreCo Term Loans will mature five years after the closing date of the Restructuring Transaction and will amortize at a rate of 1% per annum, paid quarterly. The New CoreCo Term Loans will be guaranteed, jointly and severally, on a senior secured basis by each subsidiary that is a guarantor under the Letter of Credit Facility on the closing date of the Restructuring Transaction, and will be secured by substantially the same collateral as the collateral that currently secures the Letter of Credit Facility, subject to certain exceptions, including the Company’s FLNG 2 assets. To the extent the minimum liquidity threshold is not satisfied after giving effect to the funding of the New CoreCo Term Loans, the Company is permitted to incur additional indebtedness that will be guaranteed by the same guarantors guaranteeing the New CoreCo Term Loans and secured by a second-priority lien on all of the collateral securing the New CoreCo Term Loans.
The New CoreCo Term Loans may be voluntarily prepaid by the Company, in whole or in part, subject to prepayment premiums for optional prepayments equal to 102% of the aggregate principal amount of such term loan prepaid plus accrued and unpaid interest during the first year after the closing of the New CoreCo Credit Agreement, and at par plus accrued and unpaid interest thereafter. The Company will be required to prepay the New CoreCo Term Loans at par with the net proceeds of non-ordinary course asset sales, condemnations and certain other events enumerated in the RSA.
Holder Elections
Holders of debt under the R-2 Revolving Credit Facility and the Term Loan A Credit Agreement were given the opportunity to elect to receive (a) their pro rata share of $45,000 in lieu of the BrazilCo Common Equity they would receive in exchange for their debt and holders of debt under the Revolving Credit Agreement were given the opportunity to elect to receive (b) additional New CoreCo Term Loans in lieu of the CoreCo Convertible Preferred Stock they would receive in exchange for their claims, up to a cap, at a rate of 50% of the liquidation preference of the CoreCo Convertible Preferred Stock in aggregate principal amount of New CoreCo Term Loans.
In addition, pursuant to the terms of the RSA, upon consummation of the Restructuring Transaction, Wesley R. Edens will purchase from certain of our existing creditors 6,672 shares of CoreCo Convertible Preferred Stock (liquidation preference of $1,000 per share) at a price of $250 per share.
The Restructuring Plans
The Company expects to complete the Restructuring Transaction through restructuring plans promoted by each of two indirect subsidiaries of the Company, (i) NFE Global Holdings Limited (“NFE Global”) and (ii) NFE Brazil Newco

Limited (“NFE Brazil Newco”) (each, a “PlanCo”) under Part 26A of the UK Companies Act 2006 (for each PlanCo, the “Restructuring Plan”, and together, the “Restructuring Plans”) and sanctioned by the High Court of Justice in England (the “UK High Court”). NFE Global will propose a Restructuring Plan (the “CoreCo Plan”) that will compromise the debt under the Series I Credit Agreement, Series II Credit Agreement, 2026 Notes, 2029 Notes, Revolving Credit Agreement, Term Loan A Credit Agreement and Term Loan B Credit Agreement and NFE Brazil Newco will propose a Restructuring Plan (the “BrazilCo Plan”) that will compromise the debt under the New 2029 Notes. The PlanCos will seek recognition of the Restructuring Plans in the United States pursuant to chapter 15 of the U.S. Bankruptcy Code. The Restructuring Plans will bind all relevant creditors, and release the obligations of the Company and all guarantors, under the debt instruments addressed in the Restructuring Plans; however, neither the Company nor any of its subsidiaries other than the PlanCos anticipate being parties to the Restructuring Plans proceedings in the UK High Court, the chapter 15 recognition proceedings or any other restructuring, bankruptcy or insolvency proceeding in connection with the Restructuring Transaction.
The RSA sets forth the commitments of the Company and the Supporting Creditors to, among other things, cooperate in good faith to negotiate the definitive documents necessary or advisable to effect the Restructuring Transaction, use their commercially reasonable efforts to consummate the Restructuring Transaction in accordance with such definitive documents, and refrain from taking any actions that would impede or would otherwise be inconsistent with the Restructuring Transaction (including by supporting or consenting to any alternative transaction, subject, in the case of the Company, to a “fiduciary out”). In addition, the Supporting Creditors have agreed to forbear from exercising remedies (or directing or consenting to any such exercise of remedies) with respect to certain specified defaults and events of default under the applicable debt instruments while the RSA is in effect.
The parties’ obligations to consummate the Restructuring Transaction are subject to the satisfaction of certain conditions, including the UK High Court’s entry of an order sanctioning the Restructuring Plans and the recognition of that order in the United States pursuant to chapter 15 of the U.S. Bankruptcy Code, completion of definitive documents acceptable to the parties in accordance with standards set forth in the RSA, approval of certain matters by the Company’s stockholders, receipt of required regulatory and third-party consents and approvals, and satisfaction of certain process “milestones”.
The RSA may be terminated by the Company and/or the Supporting Creditors, as applicable, upon the occurrence of specified events defined in the RSA, including, without limitation, if (1) a material, uncured breach of certain parties’ representations, warranties, covenants, or obligations under the RSA occurs, (2) any of the conditions to the closing of the Restructuring Transaction (including the timely satisfaction of any of the process “milestones” prescribed in the RSA) is not timely satisfied or waived, (3) certain issued letters of credit are drawn or (4) the Restructuring Transaction has not closed by September 15, 2026 (which date may be automatically extended by up to 90 calendar days in certain circumstances and further extended with the consent of certain parties in accordance with the terms of the RSA through December 31, 2026). In addition, the Company may terminate the RSA if the Company’s board of directors determines, upon the advice of counsel, that the Company’s continued performance under the RSA would be inconsistent with the fiduciary duties of the Company’s directors.
The Company has submitted certain proposals in connection with the Restructuring Transaction to the Company’s stockholders at its 2026 Annual Meeting of Stockholders, including, among other things, an amendment to the Company’s Certificate of Incorporation (the “Certificate of Incorporation”) to increase the number of authorized shares of NFE Class A common stock; approval for the potential issuance of common stock exceeding 20% of the current outstanding shares to comply with Nasdaq rules; an amendment to the Company’s 2019 Omnibus Incentive Plan to increase the number of shares available for grants; and an amendment to the Certificate of Incorporation to authorize a reverse stock split at a ratio of 1-for-50 (collectively, the “Stockholder Proposals”). The Restructuring Transaction is conditioned upon approval of all of the Stockholder Proposals.
Although the Company intends to pursue the Restructuring Transaction in accordance with the terms set forth in the RSA, there can be no assurance that the Company will satisfy all of the conditions under the RSA and complete the Restructuring Transaction as contemplated or at all. If the Company is unable to complete the Restructuring Transaction or any other alternative transactions, the Company will be required or compelled to pursue alternative in-court restructuring initiatives to preserve value, which would have a material and adverse impact on stockholders and likely result in no recovery to stockholders. As there are conditions under the RSA that are not in the Company’s control, the execution of the RSA does not alleviate substantial doubt that the Company can continue as a going concern.

3. Basis of presentation
The accompanying unaudited interim condensed consolidated financial statements contained herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all normal and recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position, results of operations and cash flows of the Company for the interim periods presented. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual audited consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2025 (the "Annual Report"). Certain prior year amounts have been reclassified to conform to current year presentation.
The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions, impacting the reported amounts of assets and liabilities, net earnings and disclosures of contingent assets and liabilities as of the date of the condensed consolidated financial statements. Actual results could be different from these estimates.
4. Adoption of new and revised standards
(a) New and amended standards adopted by the Company:
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments-Credit Losses (Topic 326)—Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendment provides a practical expedient that allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. The amendments of the ASU should be applied prospectively and are effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company adopted ASU 2025-05 on January 1, 2026. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.
(b) New standards, amendments and interpretations issued but not effective for the year beginning January 1, 2026:
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
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). The amendments remove all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40 and specify that the disclosures in Subtopic 360-10, Property, Plant, and Equipment—Overall, are required for all capitalized internal-use software costs, regardless of how those costs are presented in the financial statements. The amendments are effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The amendments can be applied prospectively, on a modified retrospective basis, or retrospectively. The Company is currently evaluating the impact that the adoption of ASU 2025-06 may have on the Company’s financial statements and disclosures.
In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606). The amendments provide a scope exception to exclude from derivative accounting nonexchange-traded contracts with underlyings that are based on operations or activities specific to one of the parties to the contract. The amendments are effective for annual periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The amendments can be applied prospectively or on a modified retrospective basis. The Company is currently evaluating the impact that the adoption of ASU 2025-07 may have on the Company’s financial statements and disclosures.

In April 2026, the FASB issued ASU No. 2026-01, Equity (Topic 505). The amendments require that paid-in-kind (“PIK”) dividends on equity-classified preferred stock be initially measured on the basis of the PIK dividend rate stated in the preferred stock agreement. The amendments are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The amendments can be applied prospectively or on a modified retrospective basis. The Company is currently evaluating the impact that the adoption of ASU 2026-01 may have on the Company’s financial statements and disclosures.
The Company has reviewed all other recently issued accounting pronouncements and concluded that such pronouncements are either not applicable to the Company or no material impact is expected in the consolidated financial statements as a result of future adoption.
5. Variable Interest Entities
In 2025, the Company formed a partnership (“SCP”) with an energy trader to structure a power trading operation to fulfill certain of the Company’s power purchase agreement operations. The Company holds an 87.5% partnership interest in SCP with the remaining interest held by the local energy trader. SCP determines the results of the structured trading operation and distributes any profits to the partners pro-ratably based on the ownership percentage, and the Company is responsible for any losses incurred in the structured operation. The Company has determined that SCP is a Variable Interest Entity (“VIE”) and consolidates the results of operations of SCP as the Company is the primary beneficiary of the VIE; accordingly, SCP has been presented on a consolidated basis in the accompanying consolidated financial statements.
For the three months ended March 31, 2026, the Company recognized a loss of $3,982, which was recorded within Cost of sales in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. As of March 31, 2026 and December 31, 2025, the Condensed Consolidated Balance Sheets includes a receivable, net of $46,511 and $56,632 from the energy trader, respectively.
6. Revenue recognition
Operating revenue in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income includes revenue from sales of LNG and natural gas as well as outputs from the Company’s natural gas-fueled power generation facilities, including power and steam, and the sale of LNG cargos. Included in operating revenue are LNG cargo sales to customers of $43,927 and $182,731 for the three months ended March 31, 2026 and 2025, respectively.
The table below summarizes the activity in Other revenue:

	Three Months Ended March 31,
	2026	2025
Interest income and other revenue	$115	$11,449
Operation and maintenance revenue	29,453	28,770
Total other revenue	$29,568	$40,219
Operation and maintenance revenue is recognized by the Company's subsidiary, Genera PR LLC ("Genera"), under its contract for the operation and maintenance of PREPA's thermal generation assets. Under this agreement, Genera is paid a fixed annual fee and reimbursed for pass-through expenses, including payroll expenses of Genera employees. Amounts recognized in the three months ended March 31, 2026 and 2025 include fixed fees and reimbursement of pass-through expenditures, including payroll expenses of Genera employees.
Under most customer contracts, invoicing occurs once the Company’s performance obligations have been satisfied, at which point payment is unconditional. As of March 31, 2026 and December 31, 2025, receivables related to revenue from contracts with customers totaled $319,333 and $388,683, respectively, and were included in Receivables, net on the Condensed Consolidated Balance Sheets, net of current expected credit losses of $17,376 and $17,424, respectively. Other items included in Receivables, net that are not related to revenue from contracts with customers represent lease receivables and receivables due under the structured trading operation (Note 5), which are accounted for outside the scope of ASC 606.
Contract assets include unbilled amounts resulting from contracts, in which the performance obligation is satisfied and revenue is recognized while our right to receipt is conditional upon certain considerations. The Company has recognized contract liabilities, comprised of unconditional payments due or paid under the contracts with customers prior to the Company’s satisfaction of the related performance obligations. The contract assets and contract liabilities balances as of March 31, 2026 and December 31, 2025 are detailed below:

	March 31, 2026	December 31, 2025
Contract assets, net - current	$10,113	$21,791
Contract assets, net - non-current	10,000	10,375
Total contract assets, net	$20,113	$32,166

Contract liabilities, net - current	$14,811	$14,133
Contract liabilities, net - non-current	9,375	9,750
Total contract liabilities, net	$24,186	$23,883

Revenue recognized in the year from:
Amounts included in contract liabilities at the beginning of the year	$1,730	$4,051
Contract assets are presented net of expected credit losses of $293 and $297 as of March 31, 2026 and December 31, 2025, respectively.
The Company has recognized costs to fulfill contracts with customers, which primarily consist of expenses required to enhance resources to deliver under agreements with these customers. These costs can include set-up and mobilization costs incurred ahead of the service period, and such costs will be recognized on a straight-line basis over the expected term of the agreement. As of March 31, 2026, the Company has capitalized $11,626 of which $1,602 of these costs is presented within Prepaid expenses, net and other current assets, net and $10,024 is presented within Other non-current assets, net on the Condensed Consolidated Balance Sheets. As of December 31, 2025, the Company had capitalized $12,027, of which $1,602 of these costs was presented within Prepaid expenses, net and other current assets, net and $10,425 was presented within Other non-current assets, net on the Condensed Consolidated Balance Sheets.
In addition to the revenue recognized under ASC 606, in the fourth quarter of 2024, the Company novated an LNG supply contract to a customer, and the Company received a payment of $295,558. As this payment was non-refundable and relieved the Company of a portion of its guarantee obligation under this arrangement, these payments were recognized as contract novation income with the revenue caption in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. For the three months ended March 31, 2026 and 2025, the Company recognized $943 and $1,746 of contract novation income, which represents the accretion to the remaining payments that will be made between the third quarter of 2026 and the first quarter of 2028 (Note 11).
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

Period	Revenue
Remainder of 2026	$377,345
2027	722,971
2028	711,948
2029	701,044
2030	700,394
Thereafter	7,091,170
Total	$10,304,872
For all other sales contracts that have a term exceeding one year, the Company has elected the practical expedient in ASC 606. Under this expedient, the Company does not disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. For these excluded contracts, the sources of variability are (a) the market index prices of natural gas used to price the contracts, and (b) the variation in volumes that may be delivered to the customer. Both sources of variability are expected to be resolved at or shortly before delivery of each unit of LNG, natural gas or power. As each unit of LNG, natural gas or power represents a separate performance obligation, future volumes are wholly unsatisfied.
Lessor arrangements
Vessels that are chartered to customers under operating leases are recognized within Vessels in Note 13. Vessels that are accounted for as a failed sale leaseback as of March 31, 2026 and December 31, 2025, including those vessels chartered to third parties, continue to be recognized on the Condensed Consolidated Balance Sheets, and as such, the carrying amount of these vessels that are leased to third parties under long-term operating leases is as follows:

	March 31, 2026	December 31, 2025
Property, plant and equipment	$154,196	$154,196
Accumulated depreciation	(40,574)	(38,661)
Property, plant and equipment, net	$113,622	$115,535
The components of lease income from vessel operating leases for the three months ended March 31, 2026 and 2025 are shown below, inclusive of vessels accounted for as a failed sale leaseback.

	Three Months Ended March 31,
	2026	2025
Operating lease income	$8,816	$40,907
Variable lease income	2,412	4,529
Total operating lease income	$11,228	$45,436
Cash receipts on long-term vessel charters that are part of the failed sale leaseback transaction are received by Energos. As such, future cash receipts from both operating and finance leases were not significant as of March 31, 2026 and 2025.

7. Leases, as lessee
The Company has operating leases primarily for the use of LNG vessels, marine port space, office space, land and equipment under non-cancellable lease agreements. The Company’s leases may include multiple optional renewal periods that are exercisable solely at the Company’s discretion. Renewal periods are included in the lease term when the Company is reasonably certain that the renewal options would be exercised, and the associated lease payments for such periods are reflected in the right-of-use (“ROU”) asset and lease liability.
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
As of March 31, 2026 and December 31, 2025, ROU assets, current lease liabilities and non-current lease liabilities consisted of the following:

	March 31, 2026	December 31, 2025
Operating right-of-use-assets	$228,169	$394,795
Finance right-of-use-assets (1)	16,654	17,022
Total right-of-use assets	$244,823	$411,817

Current lease liabilities:
Operating lease liabilities	$24,987	$69,832
Finance lease liabilities	1,939	2,425
Total current lease liabilities	$26,926	$72,257
Non-current lease liabilities:
Operating lease liabilities	$259,114	$318,118
Finance lease liabilities	713	701
Total non-current lease liabilities	$259,827	$318,819
(1) Finance lease ROU assets are recorded net of accumulated amortization of $5,229 and $4,860 as of March 31, 2026 and December 31, 2025.
During the three months ended March 31, 2026, the owner of a vessel under an operating lease repossessed the vessel after the Company failed to make certain lease payments. The lessor subsequently initiated arbitration proceedings seeking damages, fees and costs (Note 18). As the Company no longer has control of the leased asset, the Company impaired the right of use asset, recognizing an impairment charge of $60,597 within Asset impairment expense in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The associated lease liability remains in full in Non-current lease liabilities on the Condensed Consolidated Balance Sheets as the Company is not relieved of its obligation and further does not expect this matter to be resolved within the next 12 months from the balance sheet date.

For the three months ended March 31, 2026 and 2025, the Company’s operating lease cost recorded within the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income was as follows:

	Three Months Ended March 31,
	2026	2025
Fixed lease cost	$9,796	$41,645
Variable lease cost	(238)	522
Short-term lease cost	705	943

Lease cost - Cost of sales	$8,315	$38,167
Lease cost - Operations and maintenance	796	3,275
Lease cost - Selling, general and administrative	1,152	1,668
For the three months ended March 31, 2026 and 2025, the Company has capitalized $11,885 and $4,658 of lease costs, respectively. Short-term lease costs for vessels chartered by the Company to transport inventory from a supplier’s facilities to the Company’s storage locations are capitalized to inventory. Capitalized costs include vessels used during the commissioning of development projects.
The Company has leases of ISO tanks and a parcel of land that are recognized as finance leases. For the three months ended March 31, 2026 and 2025, the Company’s finance interest expense and amortization recorded in Interest expense and Depreciation and amortization, respectively, within the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income were as follows:

	Three Months Ended March 31,
	2026	2025
Interest expense related to finance leases	$39	$90
Amortization of right-of-use asset related to finance leases	369	375
Cash paid for operating leases is reported in operating activities in the Condensed Consolidated Statements of Cash Flows. Supplemental cash flow information related to leases was as follows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Operating cash outflows for operating lease liabilities	$27,336	$56,583
Financing cash outflows for finance lease liabilities	513	1,393
The future payments due under operating and finance leases as of March 31, 2026 are as follows:

	Operating Leases	Financing Leases
Due remainder of 2026	$54,291	$1,988
2027	63,515	89
2028	61,962	89
2029	1,044	89
2030	37,736	89
Thereafter	206,377	674
Total lease payments	$424,925	$3,018
Less: effects of discounting	140,824	366
Present value of lease liabilities	$284,101	$2,652

Current lease liability	$24,987	$1,939
Non-current lease liability	259,114	713

As of March 31, 2026, the weighted average remaining lease term for operating leases was 8.9 years and finance leases was 4.8 years. Because the Company generally does not have access to the rate implicit in the lease, the incremental borrowing rate is utilized as the discount rate. The weighted average discount rate associated with operating leases as of March 31, 2026 and December 31, 2025 was 10.2% and 9.7%, respectively. The weighted average discount rate associated with finance leases as of March 31, 2026 and December 31, 2025 was 5.7% and 5.5%, respectively.
8. Financial instruments
Foreign currency risk management
During 2024, the Company entered into a series of foreign exchange forward contracts and zero-cost collars to reduce exchange rate risk associated with U.S. dollar borrowings and expected capital expenditures. As of both March 31, 2026 and December 31, 2025, the notional amount of outstanding foreign exchange contracts was approximately $12,900. These instruments are expected to settle through the third quarter of 2026. The amount of loss recognized in Other (income) expense, net in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
Financial instrument	2026	2025
Foreign exchange forward contracts	$—	$13,735
Zero-cost collar options	489	628
Total realized and unrealized loss recognized	$489	$14,363
The Company does not hold or issue instruments for speculative purposes, and the counterparties to such contracts are major banking and financial institutions. Credit risk exists to the extent that the counterparties are unable to perform under the contracts; however, the Company does not anticipate non-performance by any counterparties.
Embedded contingent interest derivative
During 2024, the Company entered into a side letter with lenders in the Term Loan A Credit Agreement, under which the Company's interest on the Term Loan A would increase by 2% if the lenders demand that the Company pursue a refinancing of the Term Loan A and the Company is not able to successfully refinance as defined in the side letter. This contingent interest feature meets the definition of a derivative and requires bifurcation from the debt host contract. Changes to the fair value of this derivative are recognized within Interest expense, net in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
Fair value
The Company uses the market approach when valuing investment in equity securities and foreign exchange forward contracts which are recorded in Prepaid expenses and other current assets, net, Other non-current assets, net, and Other current liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025.
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

The following table presents the Company’s financial assets and financial liabilities, including those that are measured at fair value, as of March 31, 2026 and December 31, 2025:

	Level 1	Level 2	Level 3	Total
March 31, 2026
Assets
Investment in equity securities	$—	$—	$8,678	$8,678
Foreign exchange contracts	—	10	—	10

Liabilities
Contingent consideration derivative liabilities	—	—	27,500	27,500
Embedded contingent interest derivative	—	—	671	671

December 31, 2025
Assets
Investment in equity securities	$—	$—	$8,678	$8,678
Foreign exchange contracts	—	474	—	474

Liabilities
Contingent consideration derivative liabilities	—	—	32,586	32,586
Embedded contingent interest derivative	—	—	1,970	1,970
The Company believes the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of March 31, 2026 and December 31, 2025 and are classified as Level 1 within the fair value hierarchy.
The table below summarizes the total (gains) for instruments measured at Level 3 in the fair value hierarchy. The (gains) for contingent consideration derivative liabilities and embedded contingent interest derivative are recorded within Other (income) expense, net, and Interest expense, respectively, in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months ended March 31, 2026 and 2025 and are shown below:

	Three Months Ended March 31,
	2026	2025
Unrealized (gain) loss
Contingent consideration derivative liabilities	$(5,248)	$(2,375)
Embedded contingent interest derivative	(1,299)	(4,210)
During the three months ended March 31, 2026 and 2025, the Company had no transfers in or out of Level 3 in the fair value hierarchy. During the first quarter of 2024, the Company sold substantially all of its investment in Energos; this investment had been accounted for as an equity method investment. The Company retained an investment in Energos valued at $1,000, which is shown as a Level 3 investment in equity securities in the table above.

9. Restricted cash
As of March 31, 2026 and December 31, 2025, restricted cash consisted of the following:

	March 31, 2026	December 31, 2025
Cash restricted under the terms of loan agreements	$58,281	$90,105
Collateral for letters of credit and performance bonds	39,211	40,384
Total restricted cash	$97,492	$130,489
Uses of cash proceeds under the BNDES Term Loan, Brazil Financing Notes and PortoCem Debentures (see Note 16) are restricted to certain payments to construct the Company's power plants in Brazil.
10. Inventory
As of March 31, 2026 and December 31, 2025, inventory consisted of the following:

	March 31, 2026	December 31, 2025
LNG and natural gas inventory	$134,893	$100,101
Automotive diesel oil inventory, bunker fuel, materials, supplies and other	18,053	19,346
Total inventory	$152,946	$119,447
Inventory is adjusted to the lower of cost or net realizable value each quarter. Changes in the value of inventory are recorded within Cost of sales in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. No adjustments were recorded during the three months ended March 31, 2026 and 2025.
11. Prepaid expenses and other current assets
As of March 31, 2026 and December 31, 2025, prepaid expenses and other current assets consisted of the following:

	March 31, 2026	December 31, 2025
Prepaid expenses	$17,640	$24,245
Recoverable taxes	204,443	163,399
Contract assets (Note 6)	10,113	21,791
Proceeds held in escrow	41,000	41,000
Short-term receivable	91,017	65,921
Deferred financing costs	16,127	18,876
Income taxes receivable	13,013	15,963
Other current assets	52,246	49,152
Total prepaid expenses and other current assets, net	$445,599	$400,347
In the fourth quarter of 2024, the Company novated an LNG supply contract to a customer. In conjunction with this novation, the Company agreed to guarantee the performance of the LNG supplier. In exchange for this guarantee, the Company will receive payments totaling $126,668 from the counterparty. These payments will be made between the third quarter of 2026 through the first quarter of 2028, and a portion of the discounted value of the payment stream has been recorded as a receivable. The balance has been presented as short-term and long-term based on the expected timing of receipt.
Financing costs include deferred costs associated with the Company’s Revolving Facility. The income tax receivable represents the expected refund resulting from the carryback of foreign tax credits to past tax year. The remaining balance of other current assets as of March 31, 2026 and December 31, 2025 primarily consists of deposits.

12. Construction in progress
The Company’s construction in progress activity during the three months ended March 31, 2026 is detailed below:

March 31, 2026
Construction in progress as of December 31, 2025	$3,593,971
Additions	143,012
Asset impairment expense	(674)
Impact of currency translation adjustment	96,293
Assets placed in service	(8,750)
Construction in progress as of March 31, 2026	$3,823,852
Interest expense of $90,039 and $98,586, inclusive of amortized debt issuance costs, was capitalized for the three months ended March 31, 2026 and 2025, respectively.
The Company has significant development activities in Latin America, including significant projects in Brazil. Construction in progress relating to BrazilCo was $1,955,219 and $1,770,782 as of March 31, 2026 and December 31, 2025, respectively. The successful completion of these development projects is subject to various risks, such as obtaining government approvals, identifying suitable sites, securing financing and permitting, and ensuring contract compliance.
13. Property, plant and equipment, net
As of March 31, 2026 and December 31, 2025, the Company’s property, plant and equipment, net consisted of the following:

	March 31, 2026	December 31, 2025
LNG liquefaction facilities	$3,264,547	$3,264,547
Vessels	974,105	974,105
Terminal and power plant equipment	498,436	480,244
Gas pipelines	291,355	291,355
Power facilities	159,383	159,390
ISO containers and other equipment	35,764	35,750
Land	56,189	56,724
Leasehold improvements	38,254	39,346
Accumulated depreciation	(457,158)	(408,724)
Total property, plant and equipment, net	$4,860,875	$4,892,737
Depreciation expense for the three months ended March 31, 2026 and 2025 totaled $48,265 and $62,870, respectively, of which $10,343 and $10,401, respectively, is included within Cost of sales in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

14. Intangible assets
Intangible assets
The following tables summarize the composition of intangible assets as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Weighted Average Life
Definite-lived intangible assets
Acquired capacity reserve contract	$162,045	$(18,249)	$(6,930)	$136,866	17
Permits and development rights	61,894	(10,075)	2,038	53,857	34
Easements	660	(205)	—	455	30

Indefinite-lived intangible assets
Easements	1,191	—	40	1,231	n/a
Total intangible assets	$225,790	$(28,529)	$(4,852)	$192,409

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Weighted Average Life
Definite-lived intangible assets
Acquired capacity reserve contract	$162,045	$(15,146)	$(14,908)	$131,991	17
Permits and development rights	61,894	(9,572)	1,574	53,896	34
Easements	660	(198)	—	462	30

Indefinite-lived intangible assets
Easements	1,191	—	56	1,247	n/a
Total intangible assets	$225,790	$(24,916)	$(13,278)	$187,596
Amortization expense for the three months ended March 31, 2026 and 2025 was $2,792 and $3,362, respectively, which were inclusive of reductions in expense for the amortization of unfavorable contract liabilities.
In the third quarter of 2023, An Bord Pleanála (“ABP”), Ireland’s planning commission, denied the Company's application for the development of an LNG terminal and power plant. The Company challenged this decision, and in September 2024, the High Court of Ireland ruled that the ABP did not have appropriate grounds for the denial of our permit. In March 2025, ABP withdrew their appeal to the September 2024 decision of the High Court of Ireland. ABP is now reconsidering the planning application in accordance with Irish Law. Further, in March 2025, An Coimisiún Pleanála (previously ABP) granted the Company’s application to construct a 600 MW power plant and a separate application to construct the 220 kV electricity interconnect. The Company is able to fuel this power plant via the LNG marine import terminal, if approved, or using gas provided from the Company’s permitted pipeline interconnection. The continued development of this project is uncertain and there are multiple risks, including regulatory risks, which could preclude the development of this project; however, management continues to assess all options in respect of future developments for the land held. As of March 31, 2026 and December 31, 2025, the net book value of permits, development rights and other easements to be used in the development of the Company’s development project in Shannon, Ireland was $36,513 and $37,288, respectively.

15. Accrued liabilities
As of March 31, 2026 and December 31, 2025, Accrued liabilities consisted of the following:

	March 31, 2026	December 31, 2025
Accrued interest	$596,812	$404,389
Accrued development costs	36,434	36,874
Accrued litigation	53,470	52,421
Other accrued expenses	157,348	104,092
Total accrued liabilities	$844,064	$597,776
Accrued litigation includes management’s estimate of probable losses for certain legal matters (see Note 18).
The Company is not currently paying interest under debt instruments that are subject to the RSA (Note 2), increasing the accrued interest balance as of March 31, 2026. These balances will be settled upon completion of the Restructuring Transaction.
16. Debt
As of March 31, 2026 and December 31, 2025, debt consisted of the following:

	March 31, 2026	December 31, 2025
Corporate debt
Senior Secured Notes, due November 2029	$2,726,693	$2,726,109
Senior Secured Notes, due September 2026	510,427	510,162
Senior Secured Notes, due March 2029	234,434	234,244
Revolving Facility	660,400	660,400
Term Loan A, due July 2027	283,840	283,320
Term Loan B, due October 2028	1,174,518	1,166,784
Short-term Borrowings	73,917	73,224
Sale leaseback financing
Vessel Financing Obligation, due August 2042	650,094	634,501
Tugboat Financing, due December 2038	45,577	45,642
Asset level financing
PortoCem Debentures, due September 2040	910,390	849,115
BNDES Term Loan, due October 2045	383,622	376,923
Brazil Financing Notes, due August 2029	401,070	385,808
Turbine Financing, due July 2027	133,068	133,687
EB-5 Loan, due July 2028	99,090	99,000
Total debt	$8,287,140	$8,178,919
Current portion of long-term debt	$7,181,301	$7,073,477
Long-term debt	1,105,839	1,105,442
Debt is recorded at amortized cost on the Condensed Consolidated Balance Sheets. The fair value of the Company's long-term debt was $5,434,738 and $4,382,841 as of March 31, 2026 and December 31, 2025, respectively, and is classified as Level 2 within the fair value hierarchy.
As of March 31, 2026 and December 31, 2025, the outstanding debt balances under the New 2029 Notes, Term Loan B, Term Loan A, and Revolving Facility were classified as current, primarily due to the existing events of default and/or non-

compliance with covenant requirements as described in Note 2. In addition, the outstanding balances of the 2026 Notes, 2029 Notes, Brazil Financing Notes, PortoCem Debentures, EB-5 Loan and Tugboat Financing are also classified as current due to events of default and/or expected non-compliance with covenant requirements, as discussed in the Company's Annual Report on Form 10-K.
The terms of the Company's debt instruments have been described in the Annual Report on Form 10-K. Significant changes to the Company's outstanding debt are described below.
EB-5 Loan Agreement
In January 2026, the Company did not make the interest payment of $2,375 due under the EB-5 Loan Agreement. An event of default under the EB-5 Loan Agreement arose on January 8, 2026, when the contractual grace period for interest payments on the loans expired. Due to the expected future occurrence of events of defaults, the EB-5 Loan has been classified as a current liability as of March 31, 2026.
On March 13, 2026, the Company entered into a term sheet with CanAm Texas Regional Center LP. IV., a Delaware limited partnership in respect of the EB-5 Loan Agreement that contemplates, among other things, the incurrence by the Company of a new unsecured note in the aggregate principal amount of $22,500 in exchange for the EB-5 Loan. The new unsecured notes will bear an interest rate of 7.0% per annum, with the option to pay interest in kind, and that matures on December 31, 2029. The execution of this agreement is contingent upon the completion of the Restructuring Transaction.
Letter of Credit Facility
In March 2026, the Company entered into an amendment to the Letter of Credit Facility to extend the maturity date to September 15, 2026. As of March 31, 2026, the Company had $195,559 of letters of credit outstanding under the Letter of Credit Facility.
PortoCem Financings
The Company did not provide the $79,100 bank guarantee that was due to the holders under the PortoCem Debentures (as defined in the Company's Annual Report on Form 10-K) on May 10, 2026. If the Company fails to provide the bank guarantee prior to the expiration of the 45-day cure period, an automatic early maturity event will occur and substantially all of the Company's outstanding indebtedness would be payable on demand. Additionally, other non-financial requirements due on April 30, 2026 were not met, and the debenture holders have the ability to declare an event of early maturity. As of the date of the issuance of these financial statements, the debenture holders have not declared an early maturity event. Nonetheless, the outstanding principal balance of the PortoCem Debentures has been presented as a current liability as of March 31, 2026 as the Company determined that it is not currently probable that the bank guarantee can be provided. Following the completion of the Restructuring Transaction, the Company will no longer own BrazilCo, and the liabilities of BrazilCo, including the PortoCem Debentures will no longer be included in the Company's consolidated financial statements.
Interest expense

Interest and related amortization of debt issuance costs, premiums and discounts recognized during major development and construction projects are capitalized and included in the cost of the project. Interest expense, net of amounts capitalized, recognized for the three months ended March 31, 2026 and 2025 consisted of the following:

	Three Months Ended March 31,
	2026	2025
Interest per contractual rates	$234,572	$217,414
Interest expense on Vessel Financing Obligation	27,879	45,240
Amortization of debt issuance costs, premiums and discounts	14,429	36,151
Interest expense incurred on finance lease obligations	39	90
Total interest costs	$276,919	$298,895
Capitalized interest	90,039	98,586
Total interest expense	$186,880	$200,309
Interest expense on the Vessel Financing Obligation includes non-cash expense of $22,864 and $22,179 for the three months ended March 31, 2026 and 2025, respectively, related to payments received by Energos from third-party charterers.
17. Income Taxes
The effective tax rate for the three months ended March 31, 2026 was (8.5)% compared to (17.5)% for the three months ended March 31, 2025. The total tax provision for the three months ended March 31, 2026 was $31,541 compared to a provision of $26,068 for the three months ended March 31, 2025. The Company recognized a tax provision on pre-tax losses in the quarter principally from additions to the valuation allowance on U.S. taxable losses, projected pretax earnings in foreign operations as well as expected taxes to be incurred under Pillar Two.
18. Commitments and contingencies
The Company is subject to certain legal and regulatory proceedings, claims and disputes that arise in the ordinary course of business. The Company will recognize a loss contingency when it is probable a liability has been incurred and the amount of the loss can be reasonably estimated. The Company will disclose any loss contingencies that do not meet both conditions if there is a reasonable possibility that a material loss may be incurred. The Company is currently focusing on managing its working capital and liquidity, which has resulted in delays in making payments to certain vendors. While the amounts due to these vendors are recorded on the Condensed Consolidated Balance Sheets, potential legal actions against the Company enforcing payments may result in interest, penalties and/or legal expenses, which may materially affect the Company’s financial position, results of operations or cash flows.
With respect to the specific legal proceedings and claims described below, unless otherwise noted, the amount or range of possible losses is not reasonably estimable. There can be no assurance that the settlement, resolution, or other outcome of one or more matters, including the matters set forth below, during any subsequent reporting period will not have a material adverse effect on the Company’s results of operations or cash flows for that period or on the Company’s financial condition.
In 2024, Jamaica Power Service Company Limited (“JPS”) initiated arbitration proceedings claiming damages of approximately $32,900 for use of alternative fuel due to infrastructure changes required by the Port of Montego Bay where the Company’s Montego Bay terminal was located. The Company asserted force majeure under the contract and has made a counterclaim of approximately $7,200. Arbitration proceedings commenced in the first quarter of 2026, and the Company expects this matter to be resolved in 2026. The Company has accrued for the probable loss as of March 31, 2026.
In 2024, the Company’s contract to provide temporary power services ended as a result of FEMA not renewing the funding of the temporary power project in Puerto Rico. The Company determined that a force majeure event occurred under the lease agreement with the owner of a portion of the turbines used in this temporary power project and accordingly terminated the turbine lease agreement pursuant to the force majeure termination provisions. The lessor subsequently initiated arbitration proceedings seeking damages, fees and costs up to $46,200 as a result of the termination of the lease and alleged damages suffered by certain of the leased units during operation and decommissioning. The Company has a counterclaim of approximately $6,500. The arbitration proceedings are complete and the Company expects the panel to issue its opinion and any award by June 30, 2026. The Company has accrued for the probable loss as of March 31, 2026.
In the first quarter of 2026, the owner of a vessel leased by the Company repossessed the vessel after the Company failed to make certain lease payments. The lessor subsequently initiated arbitration proceedings claiming damages of approximately

$85,000 for loss of charter payments for the remaining charter period. The Company has determined that a loss upon conclusion of the arbitration is probable, however, the amount of loss is uncertain. The range of losses does not exceed the lease liability balance recorded for this vessel as of March 31, 2026, and as such, no additional accrual has been recorded.
In the first quarter of 2025, Alunorte Alumina do Norte do Brasil S.A. (“Alunorte”) initiated arbitration proceedings at the International Chamber of Commerce (“ICC”). Alunorte claims it is owed damages for alleged delays by the Company to supply gas at the Barcarena Facility and is claiming damages up to BRL 375,700 (approximately $72,000 using exchange rates as of March 31, 2026). The Company believes Alunorte’s claims are without merit and not supported by the contract between the parties, and as a result the Company plans to vigorously defend itself in these proceedings. However, due to the inherent difficulty in predicting the outcome of arbitration, the amount of any probable loss is uncertain. The Company has not accrued any probable losses as of March 31, 2026.
PortoCem is a thermal power plant project originally developed by a third party and later acquired by the Company in 2024. Under its prior ownership, the project was designed for a different location and had executed a CUST, a transmission system usage agreement that establishes rights and obligations for grid connection. As part of the acquisition, the Company redesigned the project to be implemented in Barcarena, Pará, where it could be integrated with the Company’s LNG import and power infrastructure. In 2024, PortoCem submitted a request—approximately two years before the applicable milestones—to relocate the originally approved transmission connection point, and the Brazilian power regulator, ANEEL, subsequently approved this relocation. The change produced no impact on the tariff paid by consumers for transmission use.
In 2024, despite having approved the new connection point, ANEEL informed PortoCem that certain obligations tied to the original connection point had not been fulfilled and that a penalty of approximately BRL 610,000 ($116,900 using exchange rates in effect as of March 31, 2026) could be imposed under the CUST. PortoCem appealed, and in November 2024, ANEEL suspended imposition of any penalty, which remains in force and prevents enforcement until the ANEEL Board of Directors issues a final decision. During the fourth quarter of 2025, the matter was scheduled to be examined by ANEEL’s Board of Directors, however, as of the date of the issuance of these financial statements, ANEEL’s Board has not rendered a final decision and the outcome remains uncertain. The Company has not accrued any probable losses as of March 31, 2026.
If the Company were to receive an unfavorable decision, the matter may still be challenged in the Brazilian courts. Finally, the Company believes that if any penalty is ultimately imposed and enforced by the courts, the original third-party developer of the project is required to indemnify the Company for any losses incurred related to the relocation of the project because the relocation request resulting in any penalty was submitted before the closing of the sale of PortoCem to the Company, thus such regulatory request was filed when PortoCem was controlled by its prior owner. These matters are not expected to be resolved in the near term, and as such, the Company’s ability to collect amounts due under the indemnification obligation are subject to the future condition of the prior owner, which is uncertain. There can be no assurance that the prior owner will have sufficient solvency and financial condition to honor an indemnification obligation.
In the third quarter of 2025, a contractor under an Engineering, Procurement and Construction (“EPC”) contract initiated arbitration proceedings. The contractor claims that it is owed damages for alleged breach of the EPC contract for the construction of the Barcarena Power Plant by the Company and is claiming damages up to approximately BRL 501,000 ($96,000 using exchange rates as of March 31, 2026). The Company has a counterclaim of approximately BRL 400,100 ($76,660 using exchange rates as of March 31, 2026). The Company believes the plaintiff’s claims are without merit and not supported by the contract between the parties, and as a result the Company plans to vigorously defend itself in these proceedings. However, due to the inherent difficulty in predicting the outcome of arbitration, the amount of any probable loss is uncertain. The Company has not accrued any probable losses as of March 31, 2026.
Various local communities and organizations in Brazil have made claims against the Company seeking compensation for alleged damages arising out of the Company’s operations in Brazil. The plaintiffs are claiming damages up to BRL 616,300 (approximately $118,100 using exchange rates as of March 31, 2026). The Company believes the plaintiffs’ claims are without merit, and as a result the Company plans to vigorously defend itself in these proceedings. However, due to the inherent difficulty in predicting the outcome of arbitration, the amount of any probable loss is uncertain. The Company has not accrued any probable losses as of March 31, 2026.
On September 17, 2024, plaintiff Mikolaj Bojdol filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York against the Company and certain officers alleging violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and certain rules promulgated thereunder relating to statements concerning the

Company’s FLNG project in Altamira, Mexico. On November 1, 2024, plaintiff Taylor Anderson filed a similar class action lawsuit also in the U.S. District Court for the Southern District of New York. The cases were consolidated and a lead plaintiff was appointed on December 17, 2024. The lead plaintiff filed an amended complaint on February 18, 2025 asserting claims on behalf of persons and entities that purchased the Company’s securities between September 20, 2022 and August 8, 2024 and seeks compensatory damages, interest, fees, and costs. On February 19, 2026, the Court denied the defendants’ motion to dismiss. While the Company believes the claims are without merit, and plans to vigorously defend itself in these proceedings, a loss is reasonably possible. A liability has not been recognized as of March 31, 2026, since the Company is unable to predict the outcome given the significant uncertainty with regard to whether such matters will proceed to trial, among other uncertainties. Therefore, the Company is not in a position to assess the likely outcome, and therefore unable to estimate of the range of possible loss.
Changes in regulatory or other governmental policies may affect the delivery of LNG to our terminals, including our San Juan terminal, which may have an adverse effect on the Company’s financial position, results of operations or cash flows.
As of March 31, 2026 and December 31, 2025, the Company has accrued a liability of $52,137 and $52,421, respectively. The liability as of March 31, 2026 represents management’s estimate of probable losses for certain legal matters.
19. Earnings per share

	Three Months Ended March 31,
	2026	2025
Basic
Numerator:
Net (loss) income	$(400,604)	$(175,426)
Net loss (income) attributable to non-controlling interests	659	(2,208)
Convertible preferred stock dividend	—	(548)
Net income attributable to Class A common stock	$(399,945)	$(178,182)

Denominator:
Weighted-average shares - basic	285,702,846	273,609,766
Net income per share - basic	$(1.40)	$(0.65)

Diluted
Numerator:
Net (loss) income	$(400,604)	(175,426)
Net loss (income) attributable to non-controlling interests	659	(2,208)
Convertible preferred stock dividend	—	(548)
Net income attributable to Class A common stock	$(399,945)	$(178,182)

Denominator:
Weighted-average shares - diluted	285,702,846	273,609,766
Net income per share - diluted	$(1.40)	$(0.65)

The following table presents potentially dilutive securities excluded from the computation of diluted net income per share for the periods presented because its effects would have been anti-dilutive.

	March 31, 2026	March 31, 2025
Series B convertible preferred stock(1)	—	36,746
Equity Agreement shares(2)	26,507,595	1,877,625
Total	26,507,595	1,914,371

(1) Represents the number of unconverted Series B convertible preferred shares as of March 31, 2026 and March 31, 2025, respectively.
(2) Represents Class A common stock that would be issued in relation to an agreement to issue shares executed in conjunction with a prior year asset acquisition.
20. Share-based compensation
In the fourth quarter of 2025, the Company granted new equity awards to certain employees that will settle in shares of a subsidiary owning the Company's Brazilian operations. Vesting of the awards is subject to the Brazilian operations meeting certain development milestones as defined in the award agreement. The total expected compensation expense is recognized ratably for each vesting tranche over the respective vesting periods if it is probable that these milestones will be met. Total compensation cost will be recognized over the remaining service period, which is currently expected to conclude in the third quarter of 2027. For the three months ended March 31, 2026, the Company recognized compensation expense of $3,768 associated with this award in Selling, general and administrative in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. This award will vest in shares of an entity owned by BrazilCo, and as such, the Company will no longer recognize compensation expense associated with this award upon completion of the Restructuring Transaction contemplated under the RSA.
21. Related party transactions
Management services
Messrs. Edens, chief executive officer and chairman of the Board of Directors, and Nardone, member of the Board of Directors, are currently employed by Fortress Investment Group LLC (“Fortress”). In the ordinary course of business, Fortress, through affiliated entities, charges the Company for administrative and general expenses incurred pursuant to its Administrative Services Agreement (“Administrative Agreement”). The charges under the Administrative Agreement that are attributable to the Company totaled $152 and $118 for the three months ended March 31, 2026 and 2025, respectively. Costs associated with the Administrative Agreement are included within Selling, general and administrative in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. As of March 31, 2026 and December 31, 2025, $890 and $738 were due to Fortress, respectively.
In addition to administrative services, Mr. Edens owns an aircraft that we charter from a third-party operator for business purposes in the ordinary course of operations. The Company incurred, at aircraft operator rates, charter costs of $941 and $952 for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, $135 and $318 was due to this affiliate, respectively.
Fortress affiliated entities
The Company provides certain administrative services to related parties including entities affiliated with Fortress. No costs are incurred for such administrative services by the Company as the Company is fully reimbursed for all costs incurred. The Company has subleased a portion of office space to affiliates of entities managed by Fortress, and for the three months ended March 31, 2026 and 2025, $399 and $327 of rent and office related expenses were incurred by these affiliates, respectively. As of March 31, 2026 and December 31, 2025, $4,432 and $4,263 were due from affiliates, respectively.
Additionally, an entity formerly affiliated with Fortress and currently owned by Messrs. Edens and Nardone provides certain administrative services to the Company, as well as providing office space under a month-to-month non-exclusive license agreement. In May 2024, this affiliate assigned the office lease to the Company, and after this point, the Company no longer incurs rent expense with this affiliate. As of March 31, 2026 and December 31, 2025, $3,614 was due to Fortress affiliated entities.
Restructuring Transaction
Pursuant to the terms of the RSA, upon consummation of the Restructuring Transaction, Wesley R. Edens will purchase from certain of our existing creditors 6,672 shares of CoreCo Convertible Preferred Stock at a price of $250 per share. Subsequent to the execution of the RSA, Mr. Edens purchased approximately $110,000 aggregate principal amount of the loans issued pursuant to the Term Loan A Credit Agreement and is entitled by virtue of his ownership thereof to receive a pro rata portion of the consideration to be received by the lenders under the Term Loan A Credit Agreement pursuant to the Restructuring Transaction.
Land leases
In September 2023, the Company entered into a lease agreement to lease land from Jefferson Terminal South LLC, which is an indirect, majority-owned subsidiary of a public company which is managed by an affiliate of Fortress. The Company recognized expense related to the land lease of $78 and $183 during the three months ended March 31, 2026 and 2025, respectively, which was included within Operations and maintenance in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. As of March 31, 2026, the right-of-use balance is $0 (fully impaired during the year ended December 31, 2025) and the lease liability balance is $4,892 on the Condensed Consolidated Balance Sheets. As of December 31, 2025, the Company recorded a right-of-use asset of $0 after recognizing an impairment charge during the year and a lease liability of $4,813 on the Condensed Consolidated Balance Sheets.
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
In March 2025, the Company entered into an agreement to acquire DevTech's 10% non-controlling interest, and concurrently, terminated the consulting arrangement. A cash payment of $950 was made to DevTech, of which $822 was allocated to the value of the acquired shares of the subsidiary. The Company recognized approximately $128 in expense related to the consulting arrangement within Selling, general and administrative for the three months ended March 31, 2025.
22. Segments
As of March 31, 2026, the Company operates in two reportable segments: Terminals and Infrastructure and Ships:
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
•Ships includes vessels chartered under long-term arrangements that were part of a historical financing transaction. We exclude such vessels from this segment and include them in our Terminals and Infrastructure segment once we begin to use the vessels in our own operations. One vessel is currently included in this segment.
The Company’s CEO, who is the CODM, uses Segment Operating Margin to evaluate the performance of the segments and allocate resources. Segment Operating Margin is defined as the segment’s revenue less cost of sales less operations and maintenance less vessel operating expenses, excluding unrealized gains or losses to financial instruments recognized at fair value. The CODM includes deferred earnings from contracted sales for which a prepayment was received in the segment measure.
The CODM considers Segment Operating Margin to be the appropriate metric to evaluate and compare the ongoing operating performance of the Company’s segments on a consistent basis across reporting periods as it eliminates the effect of items which management does not believe are indicative of each segment’s operating performance.

The table below presents segment information for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other	Consolidated
Statement of operations:
Total revenues	$219,681	$7,272	$226,953	$—	$226,953
Less(1):
Cost of sales(3)	199,685	—	199,685	—	199,685
Vessel operating expenses	654	—	654	—	654
Operations and maintenance	48,265	—	48,265	—	48,265
Segment Operating Margin	$(28,923)	$7,272	$(21,651)	$—	$(21,651)
Balance sheet:
Total assets	$10,308,215	$86,123	$10,394,338	$—	$10,394,338
Other segmental financial information:
Capital expenditures(2)	$143,103	$—	$143,103	$—	$143,103

	Three Months Ended March 31, 2025
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other	Consolidated
Statement of operations:
Total revenues	$433,673	$38,609	$472,282	$—	$472,282
Less(1):
Cost of sales (3)	302,377	—	302,377	—	302,377
Vessel operating expenses	—	7,176	7,176	—	7,176
Operations and maintenance	54,940	—	54,940	—	54,940
Segment Operating Margin	$76,356	$31,433	$107,789	$—	$107,789
Balance sheet:
Total assets	$12,528,205	$554,186	$13,082,391	$—	$13,082,391
Other segmental financial information:
Capital expenditures(2)	$324,138	$—	$324,138	$—	$324,138
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

Consolidated Segment Operating Margin is defined as net (loss) income, adjusted for selling, general and administrative expenses, transaction and integration costs, depreciation and amortization, asset impairment expenses, (gain) loss on sale of assets, interest expense, other (income) expense, net, loss on extinguishment of debt, net, and tax (benefit) provision.
The following table reconciles Net income, the most comparable financial statement measure, to Consolidated Segment Operating Margin:

	Three Months Ended March 31,
(in thousands of $)	2026	2025
Net income	$(400,604)	$(175,426)
Add:
Selling, general and administrative	47,494	51,820
Transaction and integration costs	53,284	11,931
Depreciation and amortization	41,082	56,311
Asset impairment expense	61,864	246
Interest expense	186,880	200,309
Other (income) expense, net	(43,192)	(63,937)
Loss on extinguishment of debt, net	—	467
Tax provision	31,541	26,068
Consolidated Segment Operating Margin	$(21,651)	$107,789
23. Subsequent events
Energos Restructuring Support Agreement
On March 8, 2026, the Company entered into a restructuring support agreement with Energos, which was further amended on March 17, 2026 (“Energos RSA”). The Energos RSA, among other things, reduces the hire rates for Energos Maria and Energos Princess and cancel and terminates the Company’s forward starting charter agreement for Nusantara Regas Satu. This restructuring support agreement will become effective upon completion of the Restructuring Transaction.
Turbine Sale-Leaseback Transaction
On April 1, 2026, the Company, entered into an Asset Purchase Agreement (the “Purchase Agreement”) and Master Lease Agreement (the “Turbine Lease”), pursuant to which the parties agreed to consummate a sale and leaseback transaction with respect to certain turbines. On April 1, 2026, the Company completed the sale of these turbines with a carrying value of $159,750 for a purchase price of $265,883. The Turbine Lease has a 10-year term, which is expected to begin on July 1, 2026. The Company used the net proceeds from the transaction to repay certain indebtedness and provide additional liquidity.
Brazil Bridge Credit Agreement
On April 14, 2026, NFE Brazil Holdings Limited (“NFE Brazil Holdings”), an indirect subsidiary of NFE, entered into a credit agreement (the “Brazil Bridge Credit Agreement”) for a senior secured, multiple draw term loan facility of $50,000 (the “Brazil Bridge Term Loan Facility”). The Brazil Bridge Term Loan Facility bears interest at a rate of 10% per annum, which will be paid-in-kind. The Brazil Bridge Term Loan Facility is expected to be repaid in full with proceeds from a senior secured note offering.
BrazilCo Notes due 2029
On May 11, 2026, NFE Brazil Financing Limited ("NFE Brazil"), an indirect subsidiary of NFE, entered into a commitment letter, which provides commitments for a proposed offering of $885,000 aggregate principal amount of senior secured notes due 2029 to be issued by NFE Brazil. The notes will bear interest at a rate of 12.00% per annum, payable in kind semi-annually on May 15 and November 15, and will mature three years from the issue date.
NFE Brazil intends to use the net proceeds from the offering for (i) operations, capital expenditures, working capital, letter of credit and similar needs, transaction costs, and payment in full of all trade payables owed to NFE as of the issue date, (ii) to refinance the existing Brazil Bridge Term Loan Facility, (iii) to refinance certain existing Brazil Financing Notes, and (iv) to fund certain cash reserves established in connection with the Restructuring Plan.

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
You should read “Part 1, Item 1A. Risk Factors” and “Cautionary Statement on Forward-Looking Statements” elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and under similar headings in the Annual Report on Form 10-K for the year ended December 31, 2025 (our “Annual Report”) for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
Overview
Liquidity and going concern
As part of preparing the financial statements included in this Quarterly Report, we have evaluated whether conditions exist that give rise to substantial doubt as to our ability to continue as a going concern. Due to the events of default under our debt agreements detailed below, management has concluded that there is substantial doubt as to our ability to continue as a going concern. On March 17, 2026, we entered into the RSA with certain lenders and noteholders under each of these facilities, and upon completion of the transactions contemplated in this agreement, we expect to have a new capital structure and the current debt facilities in default will no longer be outstanding. Existing and potential events of default include missed interest payments under the New 2029 Notes, Term Loan B Credit Agreement, Term Loan A Credit Agreement, 2026 Notes, 2029 Notes and Revolving Credit Agreement and other Specified Defaults (as defined in the RSA), as described in the RSA, which are subject to forbearance in accordance with the RSA.
Restructuring Support Agreement and Restructuring Transaction
In response to the Company’s ongoing liquidity challenges, and the events of default under the Company’s indentures and credit agreement, on March 17, 2026, the Company entered into a RSA with the Supporting Creditors, including a majority of the holders of the New 2029 Notes, a majority of the lenders under the Term Loan B Credit Agreement and a majority of the lenders under the Revolving Facility. The RSA provides a framework for a comprehensive restructuring transaction designed to address the Company’s capital structure and restore financial stability. Under the terms of the RSA, the holders of the New 2029 Notes, holders of debt under the R-2 Revolving Credit Facility and the holders of the debt under the Term Loan A Credit Agreement, as applicable, will receive 100% of the common equity interests of NFE Brazil Holdings, the parent company of NFE’s Brazil business expected to be separated in connection with the restructuring. In addition, the Supporting Creditors will receive one or a combination of the following: senior secured term loans, non-recourse term loans secured by the Company’s Fast LNG assets, shares of a new class of NFE’s preferred stock as well as shares of NFE’s Class A common stock, and shares of FLNG 2 preferred stock. Certain lenders have also agreed to provide the Company with incremental funding in exchange for additional term loans or additional letter of credit facility capacity to support ongoing operations and liquidity needs.

In connection with the Restructuring Transaction, NFE expects to divest its Brazil business, including the Barcarena Facility, Barcarena Power Plant, Santa Catarina Facility, and PortoCem Power Plant. The effectuation of the restructuring will result in a significant reduction of the Company’s outstanding debt and annual interest expense, as the debt facilities currently in default will no longer be outstanding. The Company’s future business will be focused on operational efficiency of its remaining facilities and the cost-effective completion of in-process development projects, with the objective of returning to profitability and generating shareholder value. However, the consummation of the Restructuring Transaction is subject to a number of conditions and approvals, some of which are outside the Company’s control, and there can be no assurance that the transactions will be completed as contemplated. If the restructuring is not successfully implemented, the Company would be required or compelled to pursue alternative in-court restructuring initiatives to preserve value, which would have a material adverse impact on stakeholders and likely result in no recovery to stockholders.
For further discussion of the RSA, the Restructuring Plans and the Restructuring Transaction, see Note 2 of our condensed consolidated financial statements.
Business overview
We are a global energy infrastructure company founded to help address energy poverty and accelerate the world’s transition to reliable, affordable and clean energy. We own and operate natural gas and liquefied natural gas (“LNG”) infrastructure, and an integrated fleet of ships and logistics assets to rapidly deliver turnkey energy solutions to global markets. Collectively, our assets and operations reinforce global energy security, enable economic growth, enhance environmental stewardship and transform local industries and communities around the world.
Our chief operating decision maker makes resource allocation decisions and assesses performance on the basis of two operating segments, Terminals and Infrastructure and Ships.
Our Terminals and Infrastructure segment includes the entire production and delivery chain from natural gas procurement and liquefaction to logistics, shipping, facilities and conversion or development of natural gas-fired power generation. Our first floating liquefaction unit, which we refer to as “FLNG 1”, began producing LNG in July 2024, and we source a significant portion of our LNG needs from this facility. Currently, demand for LNG above FLNG 1’s capacity is acquired from third-party suppliers in open market purchases. Starting in 2027, we expect to meet this demand under long-term supply contracts, which are based on an index such as Henry Hub plus a fixed fee component. The Terminals and Infrastructure segment includes all terminal operations in Puerto Rico, Mexico and Brazil, as well as vessels utilized in our terminal or logistics operations. We centrally manage our LNG supply and the deployment of our vessels utilized in our terminal, logistics or sub-charter operations, which allows us to optimally manage our LNG supply and fleet.
Our Ships segment currently includes one vessel which is currently chartered under a long-term arrangement to a third party and is part of the Energos Formation Transaction (defined below). Vessels that have been in our Ships segment transitioned to the Terminals and Infrastructure segment once we began to utilize the vessels in our own operations.
Our Current Operations – Terminals and Infrastructure
Our management team has successfully employed our strategy to secure long-term contracts with significant customers, including, the Puerto Rico Electric Power Authority (“PREPA”), and Comisión Federal de Electricidad (“CFE”), Mexico’s power utility, each of which is described in more detail below. Our assets built to service these significant customers have been designed with capacity to service other customers.
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
In December 2025, we were awarded a new 7-year gas supply agreement with PREPA to deliver up to 75 TBtu of natural gas annually from our San Juan Facility. The new contract establishes security of supply in San Juan for power plants currently running on natural gas and also provides for incremental natural gas volumes to be delivered, allowing for the conversion of additional gas-ready plants currently burning diesel. We do not expect to have to incur significant capital expenditures to be able to supply these additional locations.
We continue to provide operation and maintenance services for PREPA’s thermal generation assets through our wholly-owned subsidiary, Genera PR LLC ("Genera"), with the goal of reducing costs and improving reliability of power generation in Puerto Rico. The service period under the contract commenced on July 1, 2023, and we receive an annual management fee for the services provided.
La Paz Facility
In 2021, we began commercial operations at the Port of Pichilingue in Baja California Sur, Mexico (the “La Paz Facility”). The La Paz Facility also supplies our gas-fired power units located adjacent to the La Paz Facility (the “La Paz Power Plant”) and could have a maximum capacity of up to 135 MW of power. We placed the La Paz Power Plant into service in the third quarter of 2023.
In the third quarter of 2024, we executed an amendment to the gas sales agreement to multiple CFE power generation facilities in Baja California Sur on a take-or-pay basis that extended the term to ten years from November 3, 2024, and amended the annual minimum volumes.
Santa Catarina Facility
We placed our Santa Catarina Facility in service in the fourth quarter of 2024. The Santa Catarina Facility is located on the southern coast of Brazil. We have developed and constructed a 33-kilometer, 20-inch pipeline that connects the Santa Catarina Facility to the existing inland Transportadora Brasileira Gasoduto Bolivia-Brasil S.A. (“TBG”) pipeline via an interconnection point in the municipality of Garuva. The Santa Catarina Facility and associated pipeline are expected to have a total addressable market of 15 million cubic meters per day of natural gas. In March 2026, the Company entered into a term sheet to lease its Santa Catarina Facility to a third party that is expected to commence in August 2026.
In August 2024, we acquired 100% of the outstanding equity interest of Usina Termeletrica de Lins S.A. (“Lins”), which owns key rights and permits to develop a natural gas-fired power plant for up to 2.05 GW located in the State of São Paulo, within the city limits of Lins. The Santa Catarina Facility will supply natural gas to the Lins power project, and is expected to commence operations in 2031.
Upon effectuation of the Restructuring Transaction, we expect to no longer own BrazilCo, including the Santa Catarina Facility.
FLNG 1
Our first Fast LNG unit (“FLNG 1”) has been deployed off the coast of Altamira, Tamaulipas, Mexico. The 1.4 million ton per annum (“MTPA”) FLNG unit utilizes CFE’s firm pipeline transportation capacity on the Sur de Texas-Tuxpan Pipeline to receive feedgas volumes. This first FLNG unit has been fully commissioned, and we are in the process of increasing available liquefaction capacity through optimization projects.
Our LNG Supply and Cargo Sales
NFE provides reliable, affordable and clean energy supplies to customers around the world, and we currently satisfy customer demand with production from FLNG 1, which we expect to generate up to 70 TBtus annually. We have binding contracts for LNG volumes from two separate U.S. LNG facilities, each with a 20-year term, which are expected to commence in 2027 and 2029. Additional LNG needed to supply expansion of our operations in Puerto Rico and/or our Nicaragua Power Plant will be provided by open market purchases until the commencement of these LNG supply contracts.
Geopolitical events have substantially impacted and may continue to impact the natural gas and LNG markets, which have experienced significant volatility in recent years. Our pricing in contracts with customers is largely based on the Henry Hub index price plus a fixed fee component. Pricing for feed gas purchased for own Fast LNG production is based on Henry Hub, which allows us to mitigate exposure to variability in LNG prices. Our long-term supply contracts also contain pricing based on Henry Hub, however, until the commencement of these long-term supply contracts, a portion of our LNG needs will be purchased on the open market which exposes us to volatility in LNG pricing.

Our Current Operations – Ships
Our shipping assets include Floating Storage and Regasification Units (“FSRUs”), Floating Storage Units (“FSUs”) and LNG carriers (“LNGCs”). Our shipping assets are included in both of our operating segments. One vessel is currently chartered to a third party under a long-term arrangement which was part of the Energos Formation Transaction (defined below); and is included in our Ships segment. Vessels we operate at our terminal operations or that we decide to sub-charter are included in our Terminals and Infrastructure segment.
In August 2022, we completed a transaction (the “Energos Formation Transaction”) with an affiliate of Apollo Global Management, Inc., pursuant to which we transferred ownership of eleven vessels to Energos in exchange for approximately $1.85 billion in cash and a 20% equity interest in Energos. Ten of the vessels were subject to current or future charters with NFE and one vessel (the Nanook) was not subject to a future NFE charter. The in-place and future charters to NFE of ten vessels prevent the recognition of the sale of those vessels to Energos, and the proceeds associated with these vessels have been treated as a failed sale leaseback. As a result, these ten vessels continue to be recognized on our Consolidated Balance Sheet as Property, plant and equipment, and the proceeds are recognized as debt. Consistent with this treatment as a failed sale leaseback, (i) the third-party charter revenues continue to be recognized by us as Vessel charter revenue; (ii) the costs of operating the vessels is included in Vessel operating expenses for the remaining terms of the third-party charters and (iii) such revenues are included as part of debt service for the sale leaseback financing debt and are included in additional financing costs within Interest expense, net. In February 2024, we sold substantially all of our stake in Energos.
In November 2025, we completed a transaction with Energos, pursuant to which the Company early terminated the long-term charter agreements with Energos for Energos Eskimo, Energos Winter, Energos Igloo and Energos Freeze and novated associated sub-charter agreements for these vessels to Energos, in exchange for cash consideration of $150.0 million. This transaction resulted in the sale of these vessels that were previously accounted for as a failed sale leaseback. The Company no longer recognizes charter revenues and vessel operating expenses associated with these vessels.
Our Development Projects
Our projects currently under development include our development of a second modular liquefaction facility to provide a source of low-cost supply of LNG to customers around the world through our Fast LNG technologies; our LNG terminal (“Barcarena Facility”) and power plants located in Pará, Brazil; our LNG terminal facility and power plant in Puerto Sandino, Nicaragua (“Puerto Sandino Facility”); and our LNG terminal and power plant in Ireland (“Ireland Facility”). Subsequent to the Restructuring Transaction, we will focus on operational efficiency of our current facilities and cost-effective completion of in-process development projects.
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
Fast LNG
Following the completion of the Restructuring Transaction, we do not plan to incur significant capital expenditures to develop our second 1.4 MTPA Fast LNG unit (“FLNG 2”). We are in active discussions with third parties to co-develop FLNG 2, which is expected to take approximately 24 months to complete from the time our partner is engaged. Estimated cost to complete is uncertain and is dependent upon final design and engineering, but we currently expect the remaining cost to be between $750.0 million and $1,500.0 million.
Barcarena Facility
The Barcarena Facility consists of an FSRU and associated infrastructure, including mooring and offshore and onshore pipelines. The Barcarena Facility is capable of delivering almost 600,000 MMBtu from LNG per day and storing up to 160,000 cubic meters of LNG. We have entered into a 15-year gas supply agreement with a subsidiary of Norsk Hydro ASA for the supply of natural gas to the Alunorte Alumina Refinery in Pará, Brazil, through our Barcarena Facility. We have substantially completed our Barcarena Facility and are in process of final commissioning.

The Barcarena Facility will also supply our new 630 MW combined cycle natural gas-fired power plant located in Pará, Brazil (the “Barcarena Power Plant”). The power plant is fully contracted under multiple 25-year power purchase agreements to supply electricity to the national electricity grid. We expect to place the Barcarena Power Plant into service in the second quarter of 2026.
In March 2024, we closed the acquisition of PortoCem Geração de Energia S.A. (“PortoCem”), a wholly-owned subsidiary of Ceiba Fundo de Investimento em Participações Multiestratégia- Investimento no Exterior (“Ceiba Energy”). PortoCem is the owner of a 15-year 1.6 GW capacity reserve contract in Brazil. We have transferred the 1.6 GW capacity reserve contract to a site owned by NFE that is adjacent to the Barcarena Facility, where NFE is building the 1.6 GW simple cycle, natural gas-fired power plant (“PortoCem Power Plant”) to supply the capacity reserve contract using gas from the Barcarena Facility. We expect the PortoCem Power Plant to be completed in 2026.
Upon effectuation of the Restructuring Transaction, we expect to no longer own BrazilCo, including the Barcarena Facility, Barcarena Power Plant and PortoCem Power Plant.
Puerto Sandino Facility
We are developing an offshore liquefied natural gas receiving, transloading and regasification facility in Puerto Sandino, Nicaragua, as well as a pipeline connecting the facility with our Puerto Sandino Power Plant. We have entered into a 25-year PPA with Nicaragua’s electricity distribution companies, and we expect to utilize approximately 57,000 MMBtu from LNG per day to provide natural gas to the Puerto Sandino Power Plant in connection with the 25-year power purchase agreement. Construction of the power plant is substantially complete, and we expect to complete the construction of the terminal and commission both the terminal and the power plant during first half of 2027. As part of our long-term strategy, we are also evaluating solutions to optimize power generation and delivery to other markets, connected to our power plant through a regional transmission line.
Ireland Facility
We intend to develop and operate an LNG facility and power plant on the Shannon Estuary, near Tarbert, Ireland. In April 2023, we were awarded a capacity contract for the development of a power plant for approximately 353 MW of electricity generation with a duration of ten years as part of the auction process operated by Ireland’s Transmission System Operator.
In the third quarter of 2023, An Bord Pleanála (“ABP”), Ireland’s planning commission, denied our application for the development of an LNG terminal and power plant. We challenged this decision, and in September 2024, the High Court of Ireland ruled that ABP did not have appropriate grounds for the denial of our permit. In March 2025, ABP withdrew their appeal to the September 2024 decision of the High Court of Ireland. ABP is now reconsidering our planning application in accordance with Irish Law.
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
Recent Developments
Restructuring Support Agreement and Restructuring Transaction
On March 17, 2026, NFE entered into the RSA with the Supporting Creditors. Under the RSA, the Supporting Creditors agree to support the Restructuring Transaction, which involves a comprehensive restructuring of the Company’s principal funded debt obligations. For further discussion on the RSA, the Restructuring Plans and the Restructuring Transaction, see Note 2 of our condensed consolidated financial statements for further discussion.
Other Matters
On June 18, 2020, we received an order from the Federal Energy Regulatory Commission ("FERC"), which asked us to explain why our San Juan Facility is not subject to FERC’s jurisdiction under section 3 of the NGA. Because we do not believe that the San Juan Facility is jurisdictional, we provided our reply to FERC on July 20, 2020 and requested that FERC act expeditiously. On March 19, 2021, FERC issued an order that the San Juan Facility does fall under FERC jurisdiction. FERC directed us to file an application for authorization to operate the San Juan Facility within 180 days of the order, which was September 15, 2021, but also found that allowing operation of the San Juan Facility to continue during the pendency of an application is in the public interest. FERC also concluded that no enforcement action against us is warranted, presuming we comply with the requirements of the order. Parties to the proceeding, including the Company, sought rehearing of the March 19, 2021 FERC order, and FERC denied all requests for rehearing in an order issued on July 15, 2021; the FERC order was affirmed by the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") on June 14, 2022. In order to comply with the FERC’s directive, on September 15, 2021, we filed an application for authorization to operate the San Juan Facility, which remains pending.
On July 18, 2023, we filed for an amendment to the March 19, 2021 and July 15, 2021 FERC orders allowing the continued operation of the San Juan Facility during the pendency of the formal application to allow us to construct and interconnect 220 feet of incremental 10-inch pipeline needed to supply natural gas for temporary power generation solicited through the Puerto Rico Power Stabilization Task Force. On July 31, 2023, FERC issued an order stating that it would not take action to prevent the construction and operation of the pipeline and interconnect and on January 30, 2024, FERC reaffirmed the order allowing the construction and operation to continue. On September 19, 2025, the D.C. Circuit denied a petition challenging this FERC order, holding that the order reflected an unreviewable exercise of enforcement discretion rather than a de facto authorization for construction or operation. The deadline to seek a writ of certiorari from that decision has expired.
On September 26, 2024, the United States Coast Guard ("USCG") filed a Letter of Recommendation ("LOR") with FERC in which it assessed our Letter of Intent dated April 12, 2024, and our Waterway Suitability Assessment, dated August 26, 2024, in respect of future ship to ship transfers with alternative vessels, and recommended against the allowance of the proposed operations. Further, on September 26, 2024, the USCG issued a Letter of Warning in respect of our ongoing ship to ship transfers of LNG operations within the San Juan port limits. On October 21, 2024, we filed an appeal with the USCG under 33 CFR 160.7. In December 2024 and February 2025, we submitted an updated Letter of Intent and Waterway Suitability Assessments detailing our alternative operational plans to the USCG and are working collaboratively with the USCG to obtain a new LOR to FERC in support of our operations, which we expect to be imminently forthcoming. In concert with our collaboration with the USCG regarding our new operational plans, we withdrew our appeal on February 14, 2025. On January 12, 2026, the Acting Captain of the Port of San Juan for the USCG issued a LOR in response to NFE’s filings. The LOR determined that the Port of San Juan waterway is suitable for the transit and docking of larger LNG Carriers.
On October 25, 2024, FERC issued a notice of intent to prepare an Environmental Impact Statement, which included, among other things, two public scoping sessions in Puerto Rico held on November 18, 2024 in accordance with the National Environmental Policy Act.
Results of Operations – Three Months Ended March 31, 2026 compared to Three Months Ended December 31, 2025 and Three Months Ended March 31, 2025
Performance of our two segments, Terminals and Infrastructure and Ships, is evaluated based on Segment Operating Margin. Segment Operating Margin reconciles to Consolidated Segment Operating Margin as reflected below, which is a non-GAAP measure. We reconcile Consolidated Segment Operating Margin to GAAP Gross margin, inclusive of depreciation and amortization. Consolidated Segment Operating Margin is mathematically equivalent to Revenue minus Cost of sales (excluding depreciation and amortization reflected separately) minus Operations and maintenance minus Vessel operating expenses, each as reported in our financial statements. We believe this non-GAAP measure, as we have defined it, offers a useful supplemental measure of the overall performance of our operating assets in evaluating our profitability in a manner that is consistent with metrics used for management’s evaluation of the overall performance of our operating assets.
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
The tables below present our segment information for the three months ended March 31, 2026, December 31, 2025 and March 31, 2025:

	Three Months Ended March 31, 2026
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other	Consolidated
Total revenues	$219,681	$7,272	$226,953	$—	$226,953
Cost of sales(1)	199,685	—	199,685	—	199,685
Vessel operating expenses(2)	654	—	654	—	654
Operations and maintenance(2)	48,265	—	48,265	—	48,265
Segment Operating Margin	$(28,923)	$7,272	$(21,651)	$—	$(21,651)

Three Months Ended March 31, 2026
(in thousands of $)	Consolidated
Gross margin (GAAP)	$(62,733)
Depreciation and amortization	41,082
Consolidated Segment Operating Margin (Non-GAAP)	$(21,651)

	Three Months Ended December 31, 2025
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other	Consolidated
Total revenues	$379,067	$16,677	$395,744	$—	$395,744
Cost of sales(1)	211,157	—	211,157	—	211,157
Vessel operating expenses(2)	690	3,363	4,053	—	4,053
Operations and maintenance(2)	48,866	—	48,866	—	48,866
Segment Operating Margin	$118,354	$13,314	$131,668	$—	$131,668

Three Months Ended December 31, 2025
(in thousands of $)	Consolidated
Gross margin (GAAP)	$86,671
Depreciation and amortization	44,997
Consolidated Segment Operating Margin (Non-GAAP)	$131,668

	Three Months Ended March 31, 2025
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other	Consolidated
Total revenues	$433,673	$38,609	$472,282	$—	$472,282
Cost of sales(1)	302,377	—	302,377	—	302,377
Vessel operating expenses(2)	—	7,176	7,176	—	7,176
Operations and maintenance(2)	54,940	—	54,940	—	54,940
Segment Operating Margin	$76,356	$31,433	$107,789	$—	$107,789

Three Months Ended March 31, 2025
(in thousands of $)	Consolidated
Gross margin (GAAP)	$51,478
Depreciation and amortization	56,311
Consolidated Segment Operating Margin (Non-GAAP)	$107,789

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
Terminals and Infrastructure Segment

	Three Months Ended
(in thousands of $)	March 31, 2026	December 31, 2025	Change	March 31, 2025	Change
Total revenues	$219,681	$379,067	$(159,386)	$433,673	$(213,992)
Cost of sales (exclusive of depreciation and amortization)	199,685	211,157	(11,472)	302,377	(102,692)
Vessel operating expenses	654	690	(36)	—	654
Operations and maintenance	48,265	48,866	(601)	54,940	(6,675)
Segment Operating Margin	$(28,923)	$118,354	$(147,277)	$76,356	$(105,279)
Total revenue
Total revenue for the Terminals and Infrastructure Segment decreased by $159.4 million for the three months ended March 31, 2026 compared to the three months ended December 31, 2025, and decreased by $214.0 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
The decrease in revenue in the first quarter of 2026 compared to the fourth quarter of 2025 was primarily attributable to lower cargo and power sales recognized during the three months ended March 31, 2026, as well as additional revenue recognized relating to the settlement agreement with our customer during the three months ended December 31, 2025.
•In December 2025, we entered into a settlement agreement with our customer for $142.0 million, related to the early termination of our contract to provide emergency power services in Puerto Rico, and we recognized revenue of $74.8 million.
•We are required to deliver power under power purchase agreements (“PPAs”) from the Barcarena Power Plant starting in the third quarter of 2025. The Barcarena Power Plant is currently being commissioned, and as such, we partnered with a local energy trader to supply the required power. During the first quarter of 2026, PPAs with certain local distribution companies were suspended. As a result, the Company was required to procure and deliver less power, resulting in decreased revenue from $109.7 million in the fourth quarter of 2025 to $35.7 million in the first quarter of 2026.
•We recognized $43.9 million of revenue from cargos sales for the three months ended March 31, 2026 compared to $69.4 million for the three months ended December 31, 2025.
•The Company recognized a $16.4 million decrease in revenues related to vessel charters due to the sale of certain vessels to Energos in the fourth quarter of 2025 and end of third-party charters for certain vessels.
•These decreases were partially offset by increased volumes delivered to downstream terminal customers from 6.4 TBtu in the fourth quarter of 2025 to 6.9 TBtu in the first quarter of 2026, primarily due to higher volumes offtake at our San Juan Facility. This increase in volumes resulted in a $12.7 million increase in revenue.
•The decreases were also partially offset by a $20.6 million increase in revenues attributable to our Mexico operations, most of which is related to higher revenue recognized for an estimated capacity fee payment in the first quarter of 2026 compared to the three months ended December 31, 2025.
•The average Henry Hub index pricing used to invoice our downstream customers increased by 42% for the three months ended March 31, 2026 as compared to the three months ended December 31, 2025.
The decrease in revenue in the first quarter of 2026 compared to the first quarter of 2025 was primarily attributable to the sale of our Jamaica business and lower cargo sales. The decrease was partially offset by higher revenues related to the delivery of power under PPAs from the Barcarena Power Plant.
•For the three months ended March 31, 2026, volumes delivered to downstream customers were 6.9 TBtu compared to 13.8 TBtu for the three months ended March 31, 2025 due to the sale of our Jamaica business, resulting in $94.1 million lower revenues.
•Revenue from cargos sales decreased from $182.7 million to $43.9 million for the three months ended March 31, 2025 and March 31, 2026, respectively.
•The decrease in revenue was partially offset by an increase of $35.7 million from delivery of power under PPAs from the Barcarena Power Plant during the three months ended March 31, 2026. No such revenue was recognized in the three months ended March 31, 2025.
•The average Henry Hub index pricing used to invoice our downstream customers increased by 38% for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.
Cost of sales
Cost of sales includes the procurement of feed gas or LNG, as well as shipping and logistics costs to deliver LNG or natural gas to our facilities. We source LNG and natural gas from third parties and our own liquefaction facilities, including our Fast LNG unit. Costs to convert natural gas to LNG, including labor, depreciation and other direct costs to operate our liquefaction facilities are also included in Cost of sales. Our subsidiary, Genera, provides operations and maintenance services to PREPA’s thermal generation assets, and cost to provide these services is included in Cost of sales. Under our contract with PREPA, we pass all of these costs onto PREPA, and such billings are recognized as revenue.
Cost of sales decreased by $11.5 million for the three months ended March 31, 2026 compared to the three months ended December 31, 2025, primarily driven by reduced costs of cargo sales. Increased gas costs were largely offset by lower vessel related costs in the first quarter of 2026.
•In the first quarter of 2026, we incurred $44.5 million of cargo sales costs as compared to $54.3 million for the three months ended December 31, 2025.
•We delivered 8% higher volumes to our customers in the first quarter of 2026 compared to the last quarter of 2025. The weighted average cost of gas purchased increased from $8.58 per MMBtu for the three months ended

December 31, 2025 to $9.23 per MMBtu for the three months ended March 31, 2026. In addition, the Henry Hub index increased by 42% over the same period.
Cost of sales decreased by $102.7 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, which was attributable to the following:
•Cargo sales costs incurred during three months ended March 31, 2026 were $44.5 million compared to $103.8 million during the three months ended March 31, 2025, consistent with the level of cargo sales during the corresponding periods.
•We delivered 50% lower volumes to our customers during the first quarter of 2026 compared to the first quarter of 2025, driven mostly by the sale of our Jamaica business in May 2025, resulting in a $52.6 million decrease in cost of sales.
•Vessel costs decreased by $32.8 million, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, due to the reduced number of vessels chartered in our fleet. The decrease reflects the assignment of vessels related to the Jamaica business that we sold in May 2025, and charter expirations or terminations during 2025 and the first quarter of 2026.
•The decrease in cost of sales was partially offset by an increase in cost of sales of $43.6 million related to the delivery of power under the PPAs from the Barcarena Power Plant. No such costs were incurred during the three months ended March 31, 2025.
The weighted-average cost of our LNG inventory balance to be used in our operations as of March 31, 2026 and December 31, 2025 was $8.38 per MMBtu and $8.35 per MMBtu, respectively.
Vessel operating expenses
Vessel operating expenses relate to direct costs such as crewing, repairs and maintenance, insurance, stores, lube oils, communication expenses, management fees associated with operating vessels.
The vessel operating expenses were not material to our results of operations for the periods presented.
Operations and maintenance
Operations and maintenance includes costs of operating our facilities, exclusive of costs to convert that are reflected in Cost of sales.
Operations and maintenance remained relatively consistent between the three months ended March 31, 2026 and the three months ended December 31, 2025, increasing by $0.6 million.
Operations and maintenance expenses decreased by $6.7 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily attributable to the lower operating and maintenance costs resulting from the sale of our Jamaica business in May 2025. This decrease was partially offset by higher planned maintenance at our San Juan Facility during the three months ended March 31, 2026.
Ships Segment

	Three Months Ended,
(in thousands of $)	March 31, 2026	December 31, 2025	Change	March 31, 2025	Change
Total revenues	$7,272	$16,677	$(9,405)	$38,609	$(31,337)
Vessel operating expenses	—	3,363	(3,363)	7,176	(7,176)
Segment Operating Margin	$7,272	$13,314	$(6,042)	$31,433	$(24,161)

Revenue in the Ships segment is comprised of operating lease revenue under time charters, fees for positioning and repositioning vessels as well as the reimbursement of certain vessel operating costs. As of March 31, 2026, one vessel included in the Energos Formation Transaction was under a third-party charter and is included in this segment.
Total revenue
Total revenue for the Ships segment decreased $9.4 million for the three months ended March 31, 2026 as compared to the three months ended December 31, 2025, and decreased $31.3 million compared to the three months ended March 31, 2025. These decreases were primarily attributable to a transaction with Energos, pursuant to which we early terminated the long-term charter agreements with Energos for certain vessels, including Energos Eskimo and Energos Igloo, which were included in the Ships segment during 2025. This transaction resulted in a sale of Energos Eskimo and Energos Igloo to Energos and a reduction in charter revenue for the three months ended March 31, 2026 compared to the three months ended December 31, 2025 and March 31, 2025.
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
Vessel operating expenses were $3.4 million and $7.2 million for the three months ended December 31, 2025 and March 31, 2025, respectively. We did not incur any vessel operating expenses for the three months ended March 31, 2026 related to the vessel Nusantara Regas Satu, as such costs are borne by the third-party charterer.
Other operating results

	Three Months Ended,
(in thousands of $)	March 31, 2026	December 31, 2025	Change	March 31, 2025	Change
Selling, general and administrative	$47,494	$112,596	$(65,102)	$51,820	$(4,326)
Transaction and integration costs	53,284	54,792	(1,508)	11,931	41,353
Depreciation and amortization	41,082	44,997	(3,915)	56,311	(15,229)
Asset impairment expense	61,864	732,954	(671,090)	246	61,618
(Gain) on sale	—	(199,944)	199,944	—	—
Goodwill impairment expense	—	15,938	(15,938)	—	—
Total operating expenses	203,724	761,333	(557,609)	120,308	83,416
Operating income	(225,375)	(629,664)	404,289	(12,519)	(212,856)
Interest expense	186,880	192,929	(6,049)	200,309	(13,429)
Other (income) expense, net	(43,192)	5,934	(49,126)	(63,937)	20,745
Loss on extinguishment of debt, net	—	(850)	850	467	(467)
(Loss) income before income taxes	(369,063)	(827,677)	458,614	(149,358)	(219,705)
Tax provision (benefit)	31,541	19,386	12,155	26,068	5,473
Net income	$(400,604)	$(847,063)	$446,459	$(175,426)	$(225,178)
Selling, general and administrative
Selling, general and administrative includes compensation expenses for our corporate employees, employee travel costs, insurance, professional fees for our advisors, and screening costs for projects that are in initial stages and development is not yet probable.

Selling, general and administrative decreased by $65.1 million for the three months ended March 31, 2026, compared to the three months ended December 31, 2025. We recorded $45.6 million of contingent losses related to certain legal proceedings during the three months ended December 31, 2025. There were no significant incremental contingent losses recorded during the three months ended March 31, 2026. In addition, screening costs for development projects, and payroll and bonus expenses decreased by $14.8 million during the first quarter of 2026.
Selling, general and administrative decreased by $4.3 million for three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease was primarily driven by an $11.5 million reduction in screening costs for development projects, partially offset by higher legal and professional fees and share-based compensation expense. The share-based compensation expense was lower in the first quarter of 2025 due to the reversal of previously recorded expense related to forfeitures during that period.
Transaction and integration costs
We incurred transaction and integration costs of $53.3 million and $54.8 million during the three months ended March 31, 2026 and December 31, 2025, respectively. These costs were primarily comprised of professional and consulting fees related to our debt restructuring process.
The transaction and integration costs of $11.9 million during the three months ended March 31, 2025 primarily related to legal fees and other third-party costs incurred in connection with amendments to certain credit agreements. In addition, during the first quarter of 2025, we incurred $3.9 million of legal fees related to the sale of our Jamaica business.
Depreciation and amortization
Depreciation and amortization decreased by $3.9 million for the three months ended March 31, 2026 as compared to the three months ended December 31, 2025. The decrease was primarily attributable to the sale of certain vessels to Energos in November 2025.
Depreciation and amortization expense decreased by $15.2 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The decrease in depreciation expense resulted from the sale of our Jamaica business in May 2025, and sale of certain vessels to Energos in November 2025.
Asset impairment expense
During the three months ended March 31, 2026, the owner of a vessel under an operating lease repossessed the vessel after the Company failed to make certain lease payments. As the Company no longer has control of the leased asset, the Company recognized an impairment charge on the right-of-use asset of $60.6 million.
During the three months ended December 31, 2025, as part of the Company’s ongoing discussions with creditors, the Company has determined that it was not probable that it would pursue the development of certain Fast LNG projects and the ZeroParks hydrogen project and recognized impairment charges of $733.0 million to reduce the carrying values of the asset groups to their estimated fair value.
There was no material asset impairment expense during the three months ended March 31, 2025.
(Gain) loss on sale
The Company had no significant asset sales during the first quarter of 2026. For the three months ended December 31, 2025, the Company recorded a gain of $199.9 million. In November 2025, we completed a transaction with Energos, pursuant to which the Company early terminated the long-term charter agreements with Energos for certain vessels and novated associated sub-charter agreements for these vessels to Energos, in exchange for cash considerations of $150.0 million. The Company recognized a gain of $217.1 million from the transaction, which was partially offset by a $17.2 million adjustment to the gain on sale of the Jamaica business.
Goodwill impairment expense
During the three months ended December 31, 2025, we recognized an impairment of goodwill of $15.9 million in our Ships segment, primarily as a result of a reduction in forecasted cash flows following the sale of certain vessels to Energos. There was no goodwill impairment expense recognized during the three months ended March 31, 2026 and 2025.
Interest expense
Interest expense decreased marginally by $6.0 million for the three months ended March 31, 2026 compared to the three months ended December 31, 2025, primarily due to lower outstanding debt resulting from the vessel sale transaction completed during the fourth quarter of 2025, with the decrease partially offset by higher interest expense incurred during continuance of events of default under certain of our debt agreements.
Interest expense decreased by $13.4 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was driven by lower outstanding debt resulting from the vessel sale transaction, and repayment of debt related to the Jamaica business. The decreases were partly offset by higher interest expense resulting from the issuance of additional debt and higher interest rates.
Other (income) expense, net
Other (income) expense, net was $(43.2) million, $5.9 million and $(63.9) million for the three months ended March 31, 2026, December 31, 2025 and March 31, 2025, respectively.
Other (income) expense for these periods primarily reflected remeasurement gains and losses on U.S. dollar denominated debt held by our Brazil subsidiary, driven by fluctuations in the Brazilian Real relative to the U.S. Dollar, as well as gains or losses from the fair value remeasurement of derivative contracts. Other income also included interest income, which was derived largely from the restricted cash related to our development projects in Brazil.
Loss on extinguishment of debt
The Company had no material extinguishment of debt for the three months ended March 31, 2026, December 31, 2025, and March 31, 2025.
Tax provision
We recognized a tax provision for the three months ended March 31, 2026 of $31.5 million compared to a tax provision of $19.4 million for the three months ended December 31, 2025 and a tax provision of $26.1 million for the three months ended March 31, 2025. The tax provision recognized in the first quarter of 2026 was primarily driven by estimated Pillar 2 expense, as well as, taxes on our foreign earnings in certain jurisdictions where we operate.
Factors Impacting Comparability of Our Financial Results
Our historical results of operations and cash flows are not indicative of results of operations and cash flows to be expected in the future, principally for the following reasons:
•Our historical results of operations include our Jamaica business. In May 2025, we completed the sale of our Jamaica business, and after this point, we no longer include the results of operations of the Montego Bay Facility and Old Harbour Facility in our financial statements.
•Our current LNG sourcing does not consider any future long-term supply contracts. Since our first Fast LNG project was placed into service in the fourth quarter of 2024, we source a significant portion of our LNG needs from FLNG 1. Currently, demand for LNG above FLNG 1’s capacity is acquired from third-party suppliers in open market purchases. Starting in 2027, we expect to meet this demand under long-term supply contracts, which are based on an index such as Henry Hub plus a fixed fee component.

•Our historical financial results include BrazilCo and do not reflect the contemplated effect of the Restructuring Transaction. The Restructuring Transaction contemplates the separation of our Brazil business, the exchange of existing debt for new debt and equity securities (including the issuance of CoreCo Convertible Preferred Stock and new shares of our Class A common stock), and the incurrence of new term loans and preferred equity at various subsidiaries. These changes will materially impact our reported interest expense, outstanding debt, equity balances, cost of borrowing and earnings per share calculations. In addition, the mandatory conversion of CoreCo Convertible Preferred Stock, potential future equity issuances, and the implementation of new incentive plans may result in further dilution and changes to our financial metrics. As a result, our future financial results will not be directly comparable to our historical results.
•We have reached compromise agreements to reduce expenses which are not reflected in our historical financial results. Over the past several months, we reached compromise agreements with vendors, service providers and other partners to materially reduce our outstanding obligations. These cost savings are expected to further impact the comparability of our financial results to prior periods by lowering our ongoing expense base and improving our overall financial position moving forward.
Liquidity and Capital Resources
Cash Flows
The following table summarizes the changes to our cash flows for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,
(in thousands of $)	2026	2025	Change
Cash flows from:
Operating activities	$(118,902)	$(7,237)	$(111,665)
Investing activities	(43,566)	(250,542)	206,976
Financing activities	(11,008)	94,615	(105,623)
Net decrease in cash, cash equivalents, and restricted cash	$(173,476)	$(163,164)	$(10,312)
Cash used in operating activities
Our cash flow used in operating activities was $118.9 million for the three months ended March 31, 2026, which increased by $111.7 million from cash used in operating activities of $7.2 million for the three months ended March 31, 2025. Our net loss for the three months ended March 31, 2026, when adjusted for non-cash items, increased by $156.6 million from the three months ended March 31, 2025.
Cash outflows during the three months ended March 31, 2026 were impacted by significant professional and consulting fees relating to our capital restructuring process. We have recognized reduced cash flows following the sale of our Jamaica Business in 2025. Following the sale of the Jamaica business during 2025, we continue to incur operational and administrative costs that supported all of our operations.
Cash used in investing activities
Our cash flow used in investing activities was $43.6 million for the three months ended March 31, 2026, which decreased by $207.0 million from cash used in investing activities of $250.5 million for the three months ended March 31, 2025. Cash flows used in investing activities during the three months ended March 31, 2026 were used primarily for capital expenditures for continued construction of the PortoCem Power Plant and the Puerto Sandino Facility, of which $5.0 million of these capital expenditures was paid significantly beyond our vendors customary payment terms, and as such, is presented as a financing activity.
Cash outflows for investing activities during the three months ended March 31, 2025 were used primarily for continued development of our onshore FLNG project and the construction of the PortoCem Power Plant.

Cash (used in) / provided by financing activities
Our cash flow used in financing activities was $11.0 million for the three months ended March 31, 2026, which increased by $105.6 million from cash provided by financing activities of $94.6 million for the three months ended March 31, 2025. Cash flows used in financing activities during the three months ended March 31, 2026 were primarily used for capital expenditures paid significantly beyond our vendors customary payment terms.
During the three months ended March 31, 2025 we had total borrowings of $943.6 million, with such borrowings primarily used to fund continued development of the onshore FLNG project and for other corporate expenses. Such borrowings were also used to repay the Barcarena Debentures in full. We also repaid our Revolving Facility by $275.0 million.
Contractual Obligations
We are committed to make cash payments in the future pursuant to certain contracts. The following table summarizes certain contractual obligations in place as of December 31, 2025 and includes those contractual obligations of BrazilCo, which will no longer be owed by us upon completion of the Restructuring Transaction:

(in thousands of $)	Total	Less than Year 1	Years 2 to 3	Year 4 to 5	More than 5 years
Long-term debt obligations	$9,661,351	$7,452,300	$391,064	$264,245	$1,553,742
Purchase obligations	17,954,542	211,618	769,000	1,769,116	15,204,808
Lease obligations	538,443	104,559	174,499	112,386	146,999
Total	$28,154,336	$7,768,477	$1,334,563	$2,145,747	$16,905,549
Long-term debt obligations
For information on our long-term debt obligations, see “—Liquidity and Capital Resources—Long-Term Debt” in our Annual Report. The amounts included in the table above are based on the total debt balance, scheduled maturities, and interest rates in effect as of December 31, 2025.
A portion of our long-term debt obligations will be paid to Energos under charters of vessels included in the Energos Formation Transaction to third parties. The residual value of these vessels also forms a part of the obligation and will be recognized as a bullet payment at the end of the charters. As neither these third-party charter payments nor the residual value of these vessels represent cash payments due by NFE, such amounts have been excluded from the table above.
Purchase obligations
We are party to contractual purchase commitments for the purchase, production and transportation of LNG and natural gas, as well as engineering, procurement and construction agreements to develop our terminals and related infrastructure. Our commitments to purchase LNG and natural gas are principally take-or-pay contracts, which require the purchase of minimum quantities of LNG and natural gas, and these commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. Certain LNG purchase commitments are subject to conditions precedent, and we include these expected commitments in the table above beginning when delivery is expected assuming that all contractual conditions precedent are met. For purchase commitments priced based upon an index such as Henry Hub, the amounts shown in the table above are based on the spot price of that index as of December 31, 2025.
We have construction purchase commitments in connection with our development projects, including our Puerto Sandino Facility, Barcarena Facility, Barcarena Power Plant and PortoCem Power Plant, and any remaining unpaid commitments on our FLNG projects. Commitments included in the table above include commitments under engineering, procurement and construction contracts where a notice to proceed has been issued. Our remaining committed capital expenditures, inclusive of invoiced amounts in Accounts payable, towards these projects is approximately $271 million. We have secured financing commitments to continue to develop our Barcarena Power Plant and PortoCem Power Plant, which represents approximately $97 million of our upcoming committed capital expenditures.
Following the completion of the Restructuring Transaction, we do not plan to incur significant capital expenditures to develop FLNG 2. We are in active discussions with third parties to co-develop FLNG 2, which is expected to take approximately 24 months to complete from the time our partner is engaged. Estimated cost to complete is uncertain and is dependent upon final design and engineering, but we currently expect the remaining cost to be between $750.0 million and $1,500.0 million.
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
EB-5 Loan Agreement
On March 13, 2026, the Company entered into a term sheet with CanAm Texas Regional Center LP. IV., a Delaware limited partnership in respect of the EB-5 Loan Agreement that contemplates, among other things, the incurrence by the Company of a new unsecured note in the aggregate principal amount of $22.5 million, with an interest rate of 7.0% per annum, with the option to pay interest in kind, and that matures on December 31, 2029.
Letter of Credit Facility
In March 2026, the Company entered into an amendment to the Letter of Credit Facility to extend the maturity date to September 15, 2026. As of March 31, 2026, the Company had $195.6 million of letters of credit outstanding under the Letter of Credit Facility.
PortoCem Financings
On May 10, 2026, the Company did not provide the $79.1 million bank guarantee that was due to the holders under the PortoCem Debentures (as defined in the Company's Annual Report on Form 10-K). If the Company fails to provide the bank guarantee prior to the expiration of the 45-day cure period, an automatic early maturity event will occur and substantially all of the Company's outstanding indebtedness would be payable on demand. Additionally, other non-financial requirements due on April 30, 2026 were not met, and the debenture holders have the ability to declare an event of early maturity. As of the date of the issuance of these financial statements, the debenture holders have not declared an early maturity event. Nonetheless, the outstanding principal balance of the PortoCem Debentures has been presented as a current liability as of March 31, 2026 as the Company determined that it is not currently probable that the bank guarantee can be provided. Following the completion of the Restructuring Transaction, the Company will no longer own BrazilCo, and the liabilities of BrazilCo, including the PortoCem Debentures will no longer be included in the Company's consolidated financial statements.
Critical Accounting Policies and Estimates
A complete discussion of our critical accounting policies and estimates is included in our Annual Report. As of March 31, 2026, there have been no significant changes to our critical accounting estimates since our Annual Report.
Recent Accounting Standards
For descriptions of recently issued accounting standards, see Note 4 to our notes to condensed consolidated financial statements included elsewhere in this Quarterly Report.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
In the normal course of business, the Company encounters several significant types of market risks including commodity and interest rate risks.

Commodity Price Risk
Commodity price risk is the risk of loss arising from adverse changes in market rates and prices. Our exposure to market risk associated with LNG price changes may adversely impact our business. Our pricing in contracts with customers is largely based on the Henry Hub index price plus a fixed fee component. Pricing for feed gas purchased for own Fast LNG production is based on Henry Hub, which allows us to mitigate exposure to variability in LNG prices. Our long-term supply contracts also contain pricing based on Henry Hub, however, until the commencement of these long-term supply contracts, a portion of our LNG needs will be purchased on the open market which exposes us to volatility in LNG pricing.
Interest Rate Risk
The 2026 Notes, 2029 Notes, New 2029 Notes, Brazil Financing Notes, EB-5 Loan, PortoCem Debentures and Turbine Financing (each defined in the Annual Report) were issued with a fixed rate of interest, and as such, a change in interest rates would impact the fair value of the debt outstanding but such a change would have no impact on our results of operations or cash flows. A 100-basis point increase or decrease in the market interest rate would decrease or increase the fair value of our fixed rate debt by approximately $44 million. The sensitivity analysis presented is based on certain simplifying assumptions, including instantaneous change in interest rate and parallel shifts in the yield curve.
Interest under the Term Loan A Credit Agreement and Term Loan B have components based on the Secured Overnight Financing Rate (“SOFR”), and the BNDES Term Loan has components based on BNDES fixed rate. A 100-basis point increase or decrease in the market interest rates would decrease or increase our annual interest expense by approximately $19 million.
Foreign Currency Exchange Risk
We have transactions, assets and liabilities denominated in Brazilian reais, and our Brazilian subsidiaries and investments receive income and pay expenses in Brazilian reais. Based on our Brazilian reais revenues and expenses, a 10% depreciation of the U.S. dollar against the Brazilian reais would result in an increase of approximately $1 million of pre-tax net income for the three months ended March 31, 2026. During 2024, we entered into a series of foreign exchange forward contracts and zero-cost collar options to reduce exchange rate risk associated with U.S. dollar borrowings and expected capital expenditures. As of March 31, 2026, the notional amount of outstanding foreign exchange contracts was approximately $12.9 million.
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
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), we have performed, with the participation of the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2026, as a result of material weaknesses in our internal control over financial reporting as described below.
Previously Reported Material Weaknesses
As disclosed in Item 9A. "Controls and Procedures" of our Annual Report on Form 10-K for the year ended December 31, 2025, we previously identified the following material weaknesses in our internal control over financial reporting:

•a deficiency in the operation of our internal controls related to the assessment and disclosure of events that have occurred permitting lenders to require repayment prior to the debt’s stated maturity, including non-automatic events of early maturity;
•an insufficient number of personnel with an appropriate level of knowledge and experience of US GAAP areas with complex accounting and non-routine transactions that are commensurate with the Company’s financial reporting requirements;
•deficiencies in the design and operation of controls in our enterprise resource planning and consolidation systems related to (i) restricting user access to certain financial applications and data to the appropriate personnel, and (ii) monitoring, documenting and approving system or data changes;
•a deficiency in the design and implementation of internal controls over the classification and presentation of delayed vendor payments for capital expenditures in the consolidated statement of cash flows;
•ineffective controls over the completeness, accuracy, and presentation and disclosure of accounting for income taxes, including the determination of income tax expense, income taxes payable and deferred income tax assets and liabilities, and the related valuation allowance; and
•deficiencies in internal controls associated with the control environment, control activities, and information and communication components of the COSO framework that constitute a material weakness related to the (i) selection and development of control activities that mitigate risks to acceptable levels, including those related to general controls over technology; (ii) recruitment, development, and retention of competent individuals in alignment with the Company’s objectives; (iii) performance of control activities in accordance with established policies and procedures; (iv) generation and use of relevant, quality information and (v) communication of information, including objectives and responsibilities for internal control, necessary to support the functioning of internal control.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting
With the oversight of the Audit Committee of the Board of Directors, the Company continues to implement its remediation plan to address the material weaknesses identified. Our plan for remediation activities includes the following:
•Effectively operating our controls over the internal communication of triggering events related to non-financial covenants contained within our debt agreements to demonstrate that these controls are operating as designed
•Providing targeted training to key stakeholders, which will include conducting and delivering training on a regular basis to our finance and accounting, legal, treasury and IT team members on how to execute internal control responsibilities
•Continuing to recruit additional personnel with an appropriate level of US GAAP knowledge and experience and providing additional training, especially within areas involving complex accounting considerations and non-routine transactions. In 2025 and continuing in the first quarter of 2026, we hired personnel in multiple roles in the accounting and financial reporting teams and engaged external resources to augment these teams
•Recruiting additional internal resources and engaging external consultants with knowledge of income tax accounting, and providing focused training to existing and new tax control owners over the control procedures, including the precision of review within existing income tax controls
•Recruiting additional IT personnel with experience in the Company’s operating systems and in the operation of IT general controls

•Designing and implementing additional control activities to address risks related to areas of complex accounting and non-routine transactions, and ensuring that these controls operate at a level of precision to identify all potentially material misstatements of the Company’s consolidated interim and annual financial statements
•Designing and implementing additional controls around the classification and presentation of transactions within the statements of cash flows
•Designing and implementing additional control activities to increase and formalize internal communication of relevant information
•Designing and implementing additional IT general controls, and effectively operating existing IT general controls, related to financial accounting and reporting systems, including implementing monitoring controls, as appropriate
We may also conclude that additional measures may be required to remediate the material weaknesses. We will continue to monitor the design and effectiveness of these and other processes, procedures and controls and make any further changes that management deems appropriate. Management remains committed to remediating these material weaknesses and maintaining an effective internal control environment.
Changes in Internal Control over Financial Reporting
Other than the ongoing remediation efforts related to the material weaknesses described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Summary Risk Factors

Some of the factors that could materially and adversely affect our business, financial condition, results of operations or prospects include the following:
Risks Related to Our Business

•We are subject to risks and uncertainties associated with the Restructuring Transaction, the Restructuring Plans and the RSA;
•Our ability to continue as a going concern is dependent upon our ability to complete the Restructuring Transaction and delay capital expenditures;
•Ongoing events of default subject to forbearance could result in the acceleration of substantially all of our indebtedness;
•The separation of the Company into two independent entities as part of the Restructuring Transaction may result in operational, financial, tax and other risks, and there can be no assurance that the anticipated benefits of the separation will be realized;
•The market price of our Class A common stock may decline in the future as a result of the Restructuring Transaction, including the proposed equity issuances and future grants under the Incentive Plan;
•We have identified material weaknesses in our internal control over financial reporting, including material weaknesses identified as part of the restatement of our financial statements for the years ended December 31, 2024 and 2023 and the interim periods in the years ended December 31, 2025 and 2024, and our management has concluded that our disclosure controls and procedures were not effective as of March 31, 2026;
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
•Weather events or other natural or manmade disasters or phenomena could have a material adverse effect on our operations and projects, as well as on the economies in the markets in which we operate or plan to operate;
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
Risks Related to Ownership of Our Class A Common Stock

•The market price and trading volume of our Class A common stock has in the past and may continue to be volatile, which has subjected and may in the future subject us to securities class action litigation and could result in rapid and substantial losses for our stockholders;
•Prior to the consummation of the Restructuring Transaction, a small number of our original investors have the ability to direct a significant amount of our common stock, and their interests may conflict with those of our other stockholders;
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
•A change in tax laws in any country in which we operate could adversely affect us; and
•We are currently and may in the future be involved in legal proceedings and may experience unfavorable outcomes.

Risks Related to Our Business
We are subject to risks and uncertainties associated with the Restructuring Transaction, the Restructuring Plans and the RSA.
On March 17, 2026, we entered into a RSA with certain of our key creditors, which contemplates a comprehensive restructuring of our principal funded debt obligations. The Company intends to implement the Restructuring Transaction through UK court-sanctioned Restructuring Plans promoted by two indirect subsidiaries, with recognition sought in the U.S. under chapter 15 of the U.S. Bankruptcy Code, which will bind all lenders and noteholders and release the Company and all guarantors from obligations under the relevant debt instruments. For further discussion on the RSA, the Restructuring Plans and the Restructuring Transaction, see Note 2 of our condensed consolidated financial statements.
The successful implementation of the RSA, the Restructuring Plans and the Restructuring Transaction is critical to our ability to continue as a going concern and is subject to numerous conditions, milestones, and approvals, including the consent of various creditor groups, certain stockholder approvals and approval by the UK High Court and U.S. Bankruptcy Court, and regulatory authorities. Failure to satisfy or obtain waivers for these conditions or to meet required milestones could result in the termination of the RSA, loss of creditor support, or inability to consummate the Restructuring Transaction as contemplated. There can be no assurance that the Restructuring Transaction will be completed on the terms described, on the anticipated timeline, or at all. Failure to consummate the Restructuring Transaction would result in the Company being required or compelled to pursue alternative in-court restructuring initiatives to preserve value, which would have a material adverse effect on our business, financial condition, results of operations, and the value of our securities and likely result in no recovery to stockholders.
We are subject to additional risks in connection with the Restructuring Transaction, the Restructuring Plans and the RSA, including the following:
•our ability to obtain the UK High Court’s approval of the Restructuring Plans and recognition of the Restructuring Plans in the United States pursuant to chapter 15 of the U.S. Bankruptcy Code;
•our ability to comply with the milestones set forth in the RSA;
•the costs of the Restructuring Transaction and related fees;
•the process of implementing the Restructuring Transaction may divert management’s attention and resources, result in increased costs, and adversely affect our relationships with customers, suppliers, employees, and other stakeholders;
•the implementation of the Restructuring Transaction is expected to result in significant dilution to existing holders of our Class A common stock and existing stockholders will exercise even less influence over management than they currently have;
•the value of our Class A common stock may be highly volatile or decline as a result of the Restructuring Transaction;
•potential delisting of our Class A common stock by NASDAQ as a consequence of the Restructuring Transaction;
•our ability to maintain our relationships with our other creditors, employees, customers, vendors, suppliers and other third parties;
•our ability to maintain contracts that are critical to our operations;
•our ability to execute competitive contracts with third parties;
•our ability to attract, motivate, and retain key employees;
•our ability to retain our current management team; and

•the actions and decisions of our stockholders, creditors and other third parties who have interests in the Restructuring Transaction and the RSA that may be inconsistent with our plans.
Because of the risks and uncertainties associated with the Restructuring Transaction, we may not be able to predict or quantify the ultimate impact the Restructuring Transaction may have on our business, cash flows, liquidity, financial condition, and results of operations, nor can we accurately predict the ultimate impact the Restructuring Transaction may have on our corporate or capital structure.
Our ability to continue as a going concern is dependent upon our ability to complete the Restructuring Transaction and delay capital expenditures.
As discussed in Note 2 to the condensed consolidated financial statements included elsewhere in this Quarterly Report, management has concluded that, our current liquidity and forecasted cash flows from operations are not probable to be sufficient to support, in full, obligations as they become due over the next twelve-month period, and there is substantial doubt as to the Company’s ability to continue as a going concern. If the Restructuring Transaction is not consummated as contemplated, the Company will be required or compelled to pursue alternative in-court restructuring initiatives to preserve value, which would have a material and adverse impact on stockholders and likely result in no recovery to stockholders. The process of implementing the Restructuring Transaction and the associated Restructuring Plans is subject to significant risks and uncertainties, including the need for sanction by the UK High Court, recognition in the United States under chapter 15 of the U.S. Bankruptcy Code, and approval of several stockholder proposals. See “Risks Related to our Business—We are subject to risks and uncertainties associated with the Restructuring Transaction, the Restructuring Plans and the RSA.” There is no assurance that these approvals will be obtained on the anticipated timeline or at all. The Company and its creditors must also negotiate and finalize definitive documentation, and any failure to reach agreement or to satisfy the process milestones could result in termination of the RSA, after which creditors may pursue enforcement actions that could accelerate the Company’s financial distress. In addition, volatility in financial markets, changes in interest rates, or adverse economic developments could impact the Company’s ability to raise additional capital or refinance obligations, even during the restructuring process. The Company must also meet a consolidated minimum liquidity threshold at closing, and if this threshold is not met, it may be required to raise additional capital under tight time constraints, which may not be possible on acceptable terms.
Even if the Restructuring Transaction is completed, the Company will continue to face substantial risks. Its future performance will depend on its ability to execute its revised business plan, which may be subject to operational, regulatory, and market risks, and it may require additional funding in the future to support operations, capital expenditures, or growth initiatives. There is no assurance that such funding will be available on favorable terms, or at all. The new debt and equity instruments issued in the restructuring may impose significant restrictions on the Company’s operations, including limitations on incurring additional indebtedness, asset sales, and distributions. The restructuring will result in significant dilution to existing equity holders, and the value of new equity securities may be volatile and subject to further decline. In addition to the Restructuring Transaction and the separation of BrazilCo, the Company continues to actively consider and evaluate further opportunistic strategies that seek to optimize the value of CoreCo’s portfolio, while providing additional liquidity and cash flow to the remaining CoreCo business. These strategies may include the sale of certain CoreCo assets, capital raising transactions or other strategic transactions. However, there are inherent uncertainties regarding the ability of CoreCo to effect any such transactions, and substantial risks relating to the ability of CoreCo to realize the anticipated benefits of pursuing one or more of these strategies. As such, even if the Restructuring Transaction is completed, substantial risks will remain that could adversely affect the Company’s financial condition, results of operations, and events of default under the Company’s debt agreements, and management has concluded that there is substantial doubt as to the Company’s ability to continue as a going concern.
If the RSA is terminated, our ability to consummate the Restructuring Plans may be materially and adversely affected.
The RSA contains a number of termination events, upon the occurrence of which certain parties to the RSA may terminate the agreement. If the RSA is terminated as to all parties thereto, each of the parties will be released from its obligations in accordance with the terms of the RSA. Such termination may result in the loss of support for the Restructuring Plans by the parties to the RSA, which could adversely affect our ability to confirm and consummate the Restructuring Plans. If the Restructuring Plans are not consummated, there can be no assurance that any new plan would be as favorable to holders of claims against the Company as contemplated by the RSA.
Effectiveness of the Restructuring Plans requires the approval of the Restructuring Plan creditors.

Pursuant to Part 26A of the UK Companies Act 2006, in order for the CoreCo Plan to become legally binding on NFE Global and the creditors subject to the CoreCo Plan, either: (a) a majority representing 75% in value of each class of CoreCo Plan creditors present and voting at the meeting ordered to be summoned by the UK High Court votes in favor of the CoreCo Plan; or (b) a majority representing 75% in value of at least one class of CoreCo Plan creditors votes in favor of the CoreCo Plan and the UK High Court is satisfied that: (i) that class would receive a payment and/or have a genuine economic interest in NFE Global in the relevant alternative, and (ii) each dissenting class would be no worse off under the CoreCo Plan than in the relevant alternative; the BrazilCo Plan to become legally binding on NFE Brazil Newco and the creditors subject to the BrazilCo Plan, a majority representing 75% in value of the class of BrazilCo Plan Creditors votes in favor of the BrazilCo Plan, (the “BrazilCo Plan Requisite Approval”). In order for the Restructuring Plans to become effective, the Restructuring Plans must then be sanctioned by an order of the UK High Court, and an official copy of the order must be delivered to the Registrar of Companies in England and Wales for registration. The Restructuring Plans are conditional upon each other. If the Restructuring Plans become effective (i) the CoreCo Plan creditors will be bound by the terms of the CoreCo Plan, and (ii) the BrazilCo Plan creditors will be bound by the terms of the BrazilCo Plan, in both cases from the effective date of the Restructuring Plans. Although creditors that are party to the RSA are expected to vote in favor of the Restructuring Plans, in the event that the RSA was terminated in accordance with its terms, any Restructuring Plan creditor that was party to the RSA would cease to be bound by its obligation to support the Restructuring Plans. If the BrazilCo Plan Requisite Approval is not obtained, the Restructuring Plans will not become effective and the Restructuring Transaction will not be implemented. Even if the CoreCo Plan creditors approve the CoreCo Plan and the BrazilCo Plan creditors approve the BrazilCo Plan, the Restructuring Plans may be objected to and may not be completed. If the CoreCo Plan is approved at the creditor meetings for the CoreCo Plan and the BrazilCo Plan is approved at the creditor meeting for the BrazilCo Plan, it is possible for a person with an interest in the relevant Restructuring Plans (whether a Restructuring Plan creditor or otherwise) to lodge objections to the relevant Restructuring Plans with the UK High Court, and, if such objections have been lodged, to attend or be represented at the Restructuring Plans sanction hearing to make representations that the relevant Restructuring Plans should not be approved and/or to appeal against the granting of the sanction order. Therefore, there can be no assurance that objections will not be made at or before the sanction hearing, or that an appeal will not be made against the grant of the sanction order and that any such objections or appeal will not delay or possibly prevent the Restructuring Transaction.
Effectiveness of the Restructuring Plans requires the sanction of the UK High Court.
In order for the Restructuring Plans to become effective, they must receive the sanction of the UK High Court. The UK High Court will not sanction the Restructuring Plans unless it is satisfied that the correct procedures have been followed, the proposed arrangements are fair and that there are no other reasons why the Restructuring Plans should not be approved. There can be no assurance that the UK High Court will determine that the Restructuring Plans are fair or that the UK High Court will not conclude that there are other reasons why the Restructuring Plans should not be sanctioned. If the UK High Court does not exercise its discretion to sanction the Restructuring Plans, or sanctions either Restructuring Plans subject to conditions or amendments which: (i) the Company deems unacceptable; or (ii) would have (directly or indirectly) a material adverse effect on the interests of any Restructuring Plan creditor and such conditions or amendments are not approved by the Restructuring Plan creditors, the Restructuring Plans will not become effective and the Restructuring Transaction will not be implemented.
Certain of the Company’s contracts may contain termination clauses which could be triggered by the Restructuring Plans.
The Company may be party to certain contracts that contain termination provisions which may be triggered by the Restructuring Plans. Certain of these material contracts might also be terminable as a result of insolvency-related events. There can be no assurance that the Company has identified all contracts material to its business with termination clauses that may be triggered by the Restructuring Plans or insolvency-related events. If the Company triggers such a termination clause in any of its material contracts (or in a number of contracts that, when looked at together, are material to its business) and a consent or waiver is not obtained from the relevant counterparty, such counterparty may terminate or threaten to terminate the contract, which could have a material adverse effect on the Company’s business, operating results, financial condition or prospects.
The Restructuring Plans may not be recognized or enforced in the United States or Mexico.
It is contemplated that the PlanCos will seek recognition of the Restructuring Plans under Chapter 15 of the U.S. Bankruptcy Code. However, there is a possibility that the U.S. Bankruptcy Court will not recognize the Restructuring Plans under Chapter 15 of the U.S. Bankruptcy Code. Notwithstanding the view expressed in the foreign expert opinion obtained by the PlanCos, if the U.S. Bankruptcy Court declines to issue the U.S. Chapter 15 recognition order, the Restructuring Plans may not be recognized or be enforceable against a Restructuring Plan creditor in the United States. In these circumstances, the Restructuring Plan creditors would not be prevented from trying to enforce their rights in the applicable courts, as they otherwise would be if the U.S. Chapter 15 recognition order were granted. The PlanCos intend to obtain a foreign expert opinion that the Restructuring Plans will be recognized in Mexico. Notwithstanding the view expressed in the foreign expert opinion, the Restructuring Plans may not be recognized or be enforceable against a Restructuring Plan creditor in Mexico. In these circumstances, the Restructuring Plan creditors would not be prevented from trying to enforce their rights in the applicable courts.
Ongoing events of default subject to forbearance could result in the acceleration of substantially all of our indebtedness.
We are currently in default under the New 2029 Notes, Revolving Credit Agreement, the Term Loan A Credit Agreement, the Term Loan B Credit Agreement, the 2026 Notes, the 2029 Notes and certain intercompany debt. Such defaults are subject to forbearance under the RSA pursuant to which the lenders have agreed, subject to certain conditions, to refrain from exercising remedies with respect to specified defaults until termination of the RSA or the closing of the Restructuring Transaction. If the Restructuring Transaction is not consummated or the RSA is terminated, the applicable lenders or holders could accelerate the outstanding indebtedness under each of the foregoing debt instruments.
In addition, in March 2026, the Company entered into a forbearance agreement pursuant to which the lenders under the Letter of Credit Facility agreed not to exercise any remedies, subject to certain conditions, and to refrain from exercising remedies with respect to certain defaults until September 15, 2026. If the forbearance agreement is terminated, the lenders thereunder could accelerate the outstanding indebtedness. There can be no assurance that the lenders will agree to extend the forbearance period, waive existing or future defaults, or otherwise continue to refrain from exercising remedies. If the forbearance arrangement is terminated or not extended or if the Restructuring Transaction is not completed, the lenders could accelerate the outstanding indebtedness under the Letter of Credit Facility.
If our indebtedness under any of the foregoing facilities or agreements were accelerated, we would not have sufficient liquidity to repay such amounts, and we may be forced to seek additional waivers, amendments, or alternative restructuring transactions, including potentially commencing formal insolvency proceedings. Any of these outcomes could materially and adversely affect our business, financial condition, and results of operations.
The separation of the Company into two independent entities as part of the Restructuring Transaction may result in operational, financial, tax and other risks, and there can be no assurance that the anticipated benefits of the separation will be realized.
If consummated, the Restructuring Transaction will result in a substantial reduction of the Company’s indebtedness, as well as the divestiture in full of BrazilCo, which holds the Company’s Brazil business. The loss of the Brazil business will materially reduce the Company’s asset base, revenue streams, and geographic diversification. As disclosed, the Brazil business includes major facilities such as the Barcarena Facility, the Barcarena Power Plant, and the PortoCem Power Plant, all of which are either operational or in advanced stages of development and are expected to generate substantial revenues under long-term contracts. Upon completion of the Restructuring Transaction, the Company will no longer own or consolidate the results of these businesses, which will have a material effect on our consolidated results of operations and financial condition. The planned separation, including the transfer of equity interests in certain subsidiaries to creditors or third parties, introduces significant operational, financial, and legal uncertainties. The divestiture of a core business may disrupt ongoing operations, result in the loss of key personnel, customers, or suppliers associated with the Brazil business, and require substantial management attention and resources to manage the transition. The Company may also face challenges in reallocating resources, restructuring remaining operations, and maintaining relationships with stakeholders who may perceive the Company as less diversified or less stable following the loss of a major business segment. There is no assurance that the separation will achieve its intended benefits, and the Company may face challenges in executing the separation efficiently or in a manner that preserves value for stakeholders. In addition, the Company may be exposed to additional risks related to the allocation of liabilities, potential disputes with creditors or counterparties, and the need to comply with regulatory and contractual obligations arising from the separation.
The market price of our Class A common stock may decline in the future as a result of the Restructuring Transaction, including the proposed equity issuances and future grants under the Incentive Plan.
As part of the Restructuring Transaction contemplated by the RSA, certain existing lenders and noteholders will receive a substantial number of shares of newly-issued CoreCo Convertible Preferred Stock and Class A common stock.

The Company will issue to these lenders and noteholders CoreCo Convertible Preferred Stock that is mandatorily convertible after three years into a number of shares of Class A common stock representing 87% of the fully-diluted Class A common stock outstanding as of the closing of the Restructuring Transaction (after giving effect to the shares of the Company’s Class A common stock to be issued on the closing date of the Restructuring Transaction and shares authorized under the Incentive Plan), and holders of the CoreCo Convertible Preferred Stock will vote on an as-converted basis with the Class A common stock during the first three years. Additionally, the Company will issue to certain existing lenders and noteholders shares of Class A common stock representing 65% of the Company’s Class A common stock as of the closing date of the Restructuring Transaction (before giving effect to shares authorized under the Incentive Plan or any conversion of the CoreCo Convertible Preferred Stock into the Company’s Class A common stock). If approved, the number of shares reserved under the Incentive Plan would represent approximately 10% of the Class A common stock outstanding as of the closing date of the Restructuring Transaction (before giving effect to any conversion of the CoreCo Convertible Preferred Stock). These parties may (subject to any contractual limitations, if applicable) seek to sell their shares. Other stockholders may also seek to sell shares held by them following, or in anticipation of, the completion of the Restructuring Transaction. Sales of substantial amounts of Class A common stock in the public market, or the perception that these sales could occur, coupled with the increase in the outstanding number of shares of Class A common stock relative to shares outstanding as of the date of this Annual Report, could cause the market price of our Class A common stock to decline.
We have identified material weaknesses in our internal control over financial reporting, including material weaknesses identified as part of the restatement of our financial statements for the years ended December 31, 2024 and 2023 and the interim periods in the year ended December 31, 2025 and 2024, and our management has concluded that our disclosure controls and procedures were not effective as of March 31, 2026. Failure to remediate the material weaknesses or any other material weaknesses that we identify in the future, or if we otherwise fail to maintain an effective system of internal controls, could result in material misstatements in our financial statements and impact our ability to accurately or timely report our financial condition or results of operations. In addition, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our common stock may decline.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, our management is required to report on, and our independent registered public accounting firm is required to attest to, the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. In addition, if we fail to maintain adequate internal control over financial reporting, we will not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to achieve and maintain an effective internal control environment, we could suffer misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could result in significant expenses to remediate any internal control deficiencies and lead to a decline in our stock price.
The Company has identified material weaknesses in the Company’s internal control over financial reporting, including material weaknesses identified as part of the restatement of our financial statements for the years ended December 31, 2024 and 2023 and the interim periods in the year ended December 31, 2025 and 2024, and concluded that our disclosure controls and procedures were not effective as of March 31, 2026. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a Company’s annual or interim financial statements will not be prevented or detected on a timely basis. For further discussion of the material weaknesses, see Item 4, Controls and Procedures.
We are in the process of implementing remediation plans intended to address these material weaknesses. However, we may not be successful in remediating the material weaknesses identified by management, or be able to identify and remediate additional control deficiencies, including material weaknesses, in the future. If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, including stock exchange listing requirements and debt instruments’ covenants regarding the timely filing of periodic reports, and adversely impact our liquidity, access to capital markets and perceptions of our creditworthiness, each of which could have a material adverse effect on our financial condition and the trading price of our common stock or cause investors or customers to lose confidence in our reported financial information.

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
The occurrence of any one of these factors, whatever the cause, could result in unforeseen delays or cost overruns to our projects. Delays in the development beyond our estimated timelines, or amendments or change orders to our construction contracts, could result in increases to our development costs beyond our original estimates, which could require us to obtain additional financing or funding and could make the project less profitable than originally estimated or possibly not profitable at all. Further, any such delays could cause a delay in our anticipated receipt of revenues, a loss of one or more customers, and our inability to meet milestones or conditions precedents in our customer contracts, which could lead to delay penalties and potentially a termination of agreements with our customers. We have experienced time delays and cost overruns in the construction and development of our projects as a result of the occurrence of various of the above factors, including our first Fast LNG project in Altamira, Mexico, and no assurance can be given that we will not continue to experience in the future similar events, any of which could have a material adverse effect on our business, operating results, cash flows and liquidity.
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
In addition, these rules and regulations are assessed, managed, administered and enforced by various governmental agencies and bodies, whose actions and decisions could adversely affect our business or operations. In the United States and Puerto Rico, approvals of the DOE under Section 3 of the NGA, as well as several other material governmental and regulatory permits, approvals and authorizations, including under the CAA and the CWA and their state analogues, may be required in order to construct and operate an LNG facility and export LNG. Permits, approvals and authorizations obtained from the DOE and other federal and state regulatory agencies also contain ongoing conditions, and additional requirements may be imposed. On December 17, 2024, the DOE publicly released a multi-volume study of its view of the potential effects of U.S. LNG exports on the domestic economy (the “2024 LNG Export Study”); U.S. households and consumers; communities that live near locations where natural gas is produced or exported; domestic and international energy security, including effects of U.S. trading partners; and the environment and climate. The DOE stated that it intends to use this study to inform its public interest review of and future decisions regarding exports to non-FTA nations. On May 19, 2025, the DOE released its Response to Comments on the 2024 LNG Export Study. While the current U.S. administration supports and is widely expected to continue to support LNG exports, there can be no assurance as to its future policies, or the impact of those policies on our existing and future projects.
Certain federal permitting processes may trigger the requirements of the National Environmental Policy Act (“NEPA”), which requires federal agencies to evaluate major agency actions that have the potential to significantly impact the environment. Compliance with NEPA may extend the time and/or increase the costs for obtaining necessary governmental approvals associated with our operations and create independent risk of legal challenges to the adequacy of the NEPA analysis, which could result in delays that may adversely affect our business, contracts, financial condition, operating results, cash flow, liquidity and profitability. On July 15, 2020, the White House Council on Environmental Quality issued a final rule revising its NEPA regulations. The Council on Environmental Quality has announced that it is engaged in an ongoing and comprehensive review of the revised regulations and is assessing whether and how the Council may ultimately undertake a new rulemaking to revise the regulations. The impacts of any such future revisions that may be adopted are uncertain and indeterminable for the foreseeable future. On June 18, 2020, we received an order from FERC, which asked us to explain why our San Juan Facility is not subject to FERC’s jurisdiction under section 3 of the NGA. On March 19, 2021, as upheld on rehearing on July 15, 2021, FERC determined that our San Juan Facility is subject to its jurisdiction and directed us to file an application for authorization to operate the San Juan Facility but also found that allowing operation of the San Juan Facility to continue during the pendency of an application is in the public interest. In order to comply with the FERC’s directive, on September 15, 2021, we filed an application for authorization to operate the San Juan Facility, which remains pending. For additional detail, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Other Matters.”
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
The design, construction and operation of our infrastructure, facilities and businesses, including our FSRUs, FLNG units and LNG carriers, the import and export of LNG, exploration and development activities, and the transportation of natural gas, among others, are highly regulated activities at the national, state and local levels and are subject to various approvals and permits. The process to obtain the permits, approvals and authorizations we need to conduct our business, and the interpretations of those rules, is complex, time-consuming, challenging and varies in each jurisdiction in which we operate. We may be unable to obtain such approvals on terms that are satisfactory for our operations and on a timeline that meets our commercial obligations. Many of these permits, approvals and authorizations require public notice and comment before they can be issued, which can lead to delays to respond to such comments, and even potentially to revise the permit application. Jurisdiction-specific employment, labor, and subcontracting laws may also affect contracting strategies and impact construction and operations. We may also be (and have been in select circumstances) subject to local opposition, including citizens groups or non-governmental organizations such as environmental groups, which may create delays and challenges in our permitting process and may attract negative publicity, which may create an adverse impact on our reputation. In addition, such rules change frequently and are often subject to discretionary interpretations, including administrative and judicial challenges by regulators, all of which may make compliance more difficult and may increase the length of time it takes to receive regulatory approval for our operations, particularly in countries where we operate, such as Mexico and Brazil. No assurance can be given that we will be able to obtain approval of all applications or receive the required permits, approvals and authorizations from governmental and regulatory agencies related to our projects with favorable terms on a timely basis or at all. We cannot make any assurance as to if or when we will receive these permits, which are needed prior to commencing certain construction activities related to our projects. Any administrative and judicial challenges to our permits can delay and protract the process for obtaining and implementing permits and can also add significant costs and uncertainty. We cannot control the outcome of any review or approval process, including whether or when any such permits and authorizations will be obtained, the terms of their issuance, or possible appeals or other potential interventions by third parties that could interfere with our ability to obtain and maintain such permits and authorizations or the terms thereof. Furthermore, we are developing new technologies and operate in jurisdictions that may lack mature legal and regulatory systems and may experience legal instability, which may be subject to regulatory and legal challenges, instability or clarity of application of laws, rules and regulations to our business and new technology, which can result in difficulties and instability in obtaining or securing required permits or authorizations. In addition, our LNG transportation activities are subject to broad array of regulations, and our operations are dependent upon obtaining and maintaining required permits and authorizations. For example, the United States Coast Guard (“USCG”) regulates the navigable waterways through which vessels we own, lease or direct must traverse to supply LNG in Puerto Rico. Our business in Puerto Rico must comply with all applicable Coast Guard regulations. If we are incorrect in our interpretation of applicable requirements, of if there is a change in the interpretation or application of those requirements, the Coast Guard could determine that we have not complied with applicable requirements, which could lead to fines or restrictions on our operations. For example, on September 26, 2024, we received a letter from the Coast Guard alleging that some aspects of our vessel operations may not comply with all applicable requirements. On October 21, 2024, we filed an appeal with USCG under 33 CFR 160.7. However, in December 2024 and February 2025, we submitted an updated Letter of Intent and Waterway Suitability Assessments detailing our alternative operational plans to the USCG. In concert with our collaboration with the USCG regarding our new operational plans, we withdrew our appeal on February 14, 2025. On January 12, 2026, the Acting Captain of the Port of San Juan for the USCG issued a LOR in response to NFE’s filings. The LOR determined that the Port of San Juan waterway is suitable for the transit and docking of larger LNG Carriers.
There is no assurance that in the future we will obtain and maintain required permits and authorizations on favorable terms, or that we will be able to obtain them on a timely basis, and we may not be able to complete our projects, start or continue our operations, recover our investment in our projects and may be subject to financial penalties or termination under our customer and other agreements, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.
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
Our results of operations for the three months ended March 31, 2026, include our San Juan Facility, La Paz Facility and certain industrial end-users, and exclude developments in our Puerto Sandino Facility, Barcarena Facility, Santa Catarina Facility and Ireland Facility. Mexico and Puerto Rico have historically experienced economic volatility and the general condition and performance of their economies, over which we have no control, may affect our business, financial condition and results of operations. Mexico and Puerto Rico are subject to acts of terrorism or sabotage and natural disasters, in particular hurricanes, extreme weather conditions, crime and similar other risks which may negatively impact our operations in the region. See “—Risks Related to the Jurisdictions in Which We Operate—We are subject to the economic, political, social and other conditions in the jurisdictions in which we operate.” We may also be affected by trade restrictions, such as tariffs or other trade controls. For instance, there continues to be significant uncertainty about the future relationship between the United States and other countries, including with respect to trade policies, treaties, government regulations, sanctions, tariffs, and application thereof. For example, in April 2025, the U.S. government began imposing tariffs intended to address trade deficits and inconsistent economic treatment of importation between the United States and other countries. In response, China, among others, has announced retaliatory tariffs against certain imports from the United States. Although we are continuing to evaluate the impact of these evolving developments, we cannot provide any assurance about the ultimate outcome or impact of these developments or other changes in trade policies, including the imposition, application or enforceability of tariffs between the United States and other countries. Furthermore, changes to trade policies, retaliatory measures, the ability to obtain refunds for previously paid tariffs that have subsequently been invalidated or prolonged uncertainty in trade relationships may negatively impact our operations and financial results, including through resulting supply chain disruptions, increased economic nationalism, negative macroeconomic conditions and increased operational complexity and costs.

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
We are actively pursuing a significant number of new contracts for the sale of LNG, natural gas, steam, and power with multiple counterparties in multiple jurisdictions. Counterparties commemorate their purchasing commitments for these products in various degrees of formality ranging from traditional contracts to less formal arrangements, including non-binding letters of intent, non-binding memorandums of understanding, non-binding term sheets and responses to requests for proposals with potential customers. These agreements and any award following a request for proposals are subject to negotiating final definitive documents. The negotiation process may cause us or our potential counterparty to adjust the material terms of the agreement, including the price, term, schedule and any related development obligations., We cannot assure you if or when we will enter into binding definitive agreements for transactions initially described in non-binding agreements, and the terms of our binding agreements may differ materially from the terms of the related non-binding agreements. In addition, the effectiveness of our binding agreements can be subject to a number of conditions precedent that may not materialize, rendering such agreements non-effective. Moreover, while certain of our long-term contracts contain minimum volume commitments, our expected sales to customers under existing contracts may be substantially in excess of such minimum volume commitments. Our near-term ability to generate cash is dependent on these customers’ continued willingness and ability to nominate in excess of such minimum quantities and to perform their obligations under their respective contracts. Given the variety of sales processes and counterparty acknowledgments of the volumes they will purchase, we sometimes identify potential sales volumes as being either “Committed” or “In Discussion.” “Committed” volumes generally refer to the volumes that management expects to be sold under binding contracts or awards under requests for proposals. “In Discussion” volumes generally refer to volumes related to potential customers that management is actively negotiating, responding to a request for proposals, or with respect to which management anticipates a request for proposals or competitive bid process to be announced based on discussions with potential customers. Management’s estimations of “Committed” and “In Discussion” volumes may prove to be incorrect. Accordingly, we cannot assure you that “Committed” or “In Discussion” volumes will result in actual sales, and such volumes should not be used to predict the Company’s future results. We may never sign a binding agreement to sell our products to the counterparty, or we may sell much less volume than we estimate, which could result in our inability to generate the revenues and profits we anticipate, having a material adverse effect on our results of operations and financial condition.
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
•the occurrence of an insolvency event; and
•the occurrence of certain uncured, material breaches
In addition, we have short-term customer contracts with renewal rights which the customer may choose not to renew. We may not be able to replace these contracts on desirable terms, or at all, if they are terminated. Contracts that we enter into in the future may contain similar provisions. If any of our current or future contracts are terminated, such termination could have a material adverse effect on our business, contracts, financial condition, operating results, cash flows, liquidity and prospects.
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
•decreases in the price of LNG; and
•displacement of LNG or fossil fuels more broadly by alternate fuels or energy sources or technologies (including but not limited to nuclear, wind, hydrogen, solar, biofuels and batteries) in locations where access to these energy sources is not currently available or prevalent.
In addition, we may not be able to successfully execute on our strategy to supply our existing and future customers with LNG produced primarily at our own liquefaction facilities and GSAs. Various competitors have and are developing LNG facilities in other markets, which will compete with our LNG facilities, including our Fast LNG solution. Some of these competitors have longer operating histories, more development experience, greater name recognition, larger staffs, larger and more versatile fleets, and substantially greater financial, technical and marketing resources than we currently possess. We also face competition for the contractors needed to build our facilities and skilled employees. See “—We may experience increased labor costs and regulation, and the unavailability of skilled workers or our failure to attract and retain qualified personnel, as well as our ability to comply with such labor laws, could adversely affect us.” The superior resources that some of these competitors have available for deployment could allow them to compete successfully against us, which could have a material adverse effect on our business, ability to realize benefits from future projects, results of operations, financial condition, liquidity and prospects. We anticipate that an increasing number of offshore transportation companies, including many with strong reputations and extensive resources and experience will enter the LNG transportation market and the FSRU market. This increased competition may cause greater price competition for our products. As a result of these factors, we may be unable to expand our relationships with existing customers or to obtain new customers on a favorable basis, if at all, which would have a material adverse effect on our business, results of operations and financial condition.
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
•changing trade policies and tariffs and the related uncertainty thereof, including the imposition of and enforceability of tariffs by China or any other jurisdiction on imports of LNG from the United States, trade wars, barriers or restrictions, or threats of such actions;
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
Adverse trends or developments affecting any of these factors, including the timing of the impact of these factors in relation to our purchases and sales of natural gas and LNG could result in increases in the prices we have to pay for natural gas or LNG, which could materially and adversely affect the performance of our customers, and could have a material adverse effect on our business, contracts, financial condition, operating results, cash flows, liquidity and prospects. Certain actions by the Organization of Petroleum Exporting Countries (“OPEC”) related to the supply of oil in the market have caused volatility and disruption in the price of oil which may negatively impact our potential customers’ willingness or ability to enter into new contracts for the purchase of natural gas. Additionally, in situations where our supply chain has capacity constraints and as a result we are unable to receive all volumes under our long-term LNG supply agreements, our supplier may sell volumes of LNG in a mitigation sale to third parties. In these cases, the factors above may impact the price and amount we receive under mitigation sales and we may incur losses that would have an adverse impact on our financial condition, results of operations and cash flows. Conversely, as in recent years, market conditions may increase LNG values to historically high levels. These elevated market values increase the economic incentives an LNG seller has to fail to deliver LNG cargos to us if they can sell the same LNG cargos at a higher price to another buyer in the market after giving effect to any contractual penalties the seller would owe to us for failing to deliver. Our contracts may not require an LNG seller to compensate us for the full current market value of an LNG cargo that we have purchased, and if so, we may not be contractually entitled to receive full economic indemnification upon an LNG seller’s failure to deliver an LNG cargo to us. Recently, the LNG industry has experienced increased volatility. If market disruptions and bankruptcies of third-party LNG suppliers and shippers negatively impacts our ability to purchase a sufficient amount of LNG or significantly increases our costs for purchasing LNG, our business, operating results, cash flows and liquidity could be materially and adversely affected. There can be no assurance we will achieve our target cost or pricing goals. In particular, because we have not currently procured fixed-price, long-term LNG supply to meet all future customer demand, increases in LNG prices and/or shortages of LNG supply could adversely affect our profitability. Our actual costs and any profit realized on the sale of our LNG may vary from the estimated amounts on which our contracts for feedgas were originally based. There is inherent risk in the estimation process, including significant changes in the demand for and price of LNG as a result of the factors listed above, many of which are outside of our control. If LNG were to become unavailable for current or future volumes of natural gas due to repairs or damage to supplier facilities or tankers, lack of capacity, impediments to international shipping or any other reason, our ability to continue delivering natural gas, power or steam to end-users could be restricted, thereby reducing our revenues. Any permanent interruption at any key LNG supply chains that caused a material reduction in volumes transported on or to our tankers and facilities could have a material adverse effect on our business, financial condition, operating results, cash flow, liquidity and prospects.
Developments related to the ongoing war between Russia and Ukraine and the ongoing conflicts in the Middle East, as well as geopolitical instability in Venezuela, could adversely affect our business, contracts, financial condition, operating results, cash flows, liquidity and prospects.
Recent and ongoing geopolitical tensions and conflicts in key oil- and gas-producing regions, including Iran, Venezuela, the Middle East, and Eastern Europe, have created significant uncertainty and volatility in global energy markets. Our business, financial condition, results of operations, and prospects could be materially and adversely affected by developments in these regions, including but not limited to: military conflicts, sanctions, retaliatory measures, disruptions to energy infrastructure, and changes in global supply and demand dynamics for LNG and related commodities.
For example, the escalation of hostilities involving Iran—including direct military actions, attacks on shipping vessels in the Strait of Hormuz (a critical chokepoint for global LNG and oil transport), and retaliatory strikes by or against Iran and its regional allies—has resulted in, and may continue to result in, increased shipping and insurance costs, supply chain disruptions, heightened security risks, and significant volatility in global energy prices. A prolonged or expanded conflict in the region could further disrupt international energy trade flows, constrain access to or increase the cost of imported energy and feedstock supplies, and negatively impact demand for LNG and other energy commodities. Similarly, Venezuela, which holds some of the world’s largest proven oil reserves, has experienced significant political, economic, and social instability, compounded by extensive international sanctions, including on its state-owned oil company. Any changes in the status of these sanctions, or a material increase in Venezuelan hydrocarbon production, could alter global supply dynamics and exert downward pressure on oil and LNG prices, adversely affecting our competitive position and financial performance.
In addition, the imposition, expansion, or relaxation of sanctions or other trade restrictions by the United States, European Union, or other governments in response to geopolitical events in Iran, Venezuela, or other regions may impact our ability to source, transport, or sell LNG and related products, or may increase compliance costs and operational complexity. Our vessels, supply chain, and customer relationships could be adversely affected by disruptions in global shipping routes, increased risk of vessel seizures or attacks, or changes in insurance market conditions, including the potential loss or increased cost of war-risk coverage for vessels operating in or near conflict zones. We cannot predict the extent or duration of these geopolitical risks, nor their potential impact on global energy markets, LNG prices, or our operations. Any material escalation or regional expansion of conflicts, or significant changes in the regulatory or sanctions environment, could have a material adverse effect on our business, financial condition, results of operations, cash flows, and future growth prospects.
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
Under our GSAs, PPAs, capacity reservation agreements and SSAs, we are required to deliver to our customers specified amounts of LNG, natural gas, power and steam, respectively, at specified times and within certain specifications, all of which requires us to obtain sufficient amounts of LNG from third-party LNG suppliers or our own portfolio. We may not be able to purchase or receive physical delivery of sufficient quantities of LNG to satisfy those delivery obligations, which may provide a counterparty with the right to terminate its GSA, PPA, capacity reservation agreement or SSA, as applicable, or subject us to remedial obligations under those agreements. While we have entered into supply agreements for the purchase of LNG between 2026 and 2047, we may need to purchase significant additional LNG volumes to meet our delivery obligations to our downstream customers. Price fluctuations in natural gas and LNG may make it expensive or uneconomical for us to acquire adequate supply of these items or to sell our inventory of natural gas or LNG at attractive prices. Failure to secure contracts for the purchase of a sufficient amount of LNG or at favorable prices could materially and adversely affect our business, operating results, cash flows and liquidity.
The development of our own portfolio of LNG is subject to various risks and assumptions. In particular, the estimation of proved gas reserves involves subjective judgments and determinations based on available geological, technical, contractual, and economic information. Estimates can change over time because of new information from production or drilling activities, changes in economic factors, such as oil and gas prices, alterations in the regulatory policies of host governments, or other events. Estimates also change to reflect acquisitions, divestments, new discoveries, extensions of existing fields and mines, and improved recovery techniques. Published proved gas reserves estimates could also be subject to correction because of errors in the application of rules and changes in guidance. Downward adjustments could indicate lower future production volumes and could also lead to impairment of assets. This could have a material adverse effect on our business, operating results, cash flows and liquidity. There is also a risk that one or more of our existing supply agreements could be cancelled by our counterparties, particularly if there are concerns regarding our ability to perform our obligations under such agreements or due to other contractual provisions. The cancellation of any of our supply agreements could significantly reduce our access to LNG, disrupt our ability to fulfill our commitments to downstream customers, and have a material adverse effect on our business, financial condition, results of operations, and liquidity.
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
Our FSRU facilities have excess capacity that is currently not dedicated to a particular anchor customer. Part of our business strategy is to utilize undedicated excess capacity of our FSRU facilities to serve additional downstream customers in the regions in which we operate. However, we have not secured, and we may be unable to secure, commitments for all of our excess capacity. Factors which could cause us to contract less than full capacity include difficulties in negotiations with potential counterparties, timing of start-up of new third-party projects and factors outside of our control such as the price of and demand for LNG for a particular project. Failure to secure commitments for less than full capacity could impact our future revenues and materially adversely affect our business, financial condition and operating results.
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
We analyze and seek to implement innovative and new technologies that complement our businesses to reduce our costs, achieve efficiencies for our business and our customers and advance our long-term goals, such as our ISO container distribution system, our Fast LNG solution and our green hydrogen project. The success of our current operations and future projects will depend in part on our ability to create and maintain a competitive position in the natural gas liquefaction industry. We have developed our Fast LNG strategy to procure and deliver LNG to our customers more quickly and cost-effectively than traditional LNG procurement and delivery strategies used by other market participants. See “—Our Fast LNG technology a new strategy and may encounter unforeseen or unknown operational risks.” We continue to develop our ISO container distribution systems in the various markets where we operate. We expect to make additional investments in this field in the future. Because these technologies are innovative, we may be making investments in unproven business strategies and technologies with which we have limited or no prior development or operating experience. As an investor in these technologies, it is also possible that we could be exposed to claims and liabilities, expenses, regulatory challenges and other risks. We may not be able to successfully develop these technologies, and even if we succeed, we may ultimately not be able to realize the time, revenues and cost savings we currently expect to achieve from these strategies, which could adversely affect our financial results.
Technological innovation may impair the economic attractiveness of our projects.
The success of our current operations and future projects will depend in part on our ability to create and maintain a competitive position in the natural gas liquefaction industry, including using technologies. Such technologies may be rendered obsolete or uneconomical by legal or regulatory requirements, technological advances, more efficient and cost-effective processes or entirely different approaches developed by one or more of our competitors or others, which could materially and adversely affect our business, ability to realize benefits from future projects, results of operations, financial condition, liquidity and prospects.
Our Fast LNG technology is a new strategy and may encounter unforeseen or unknown operational risks.
We have developed our Fast LNG strategy to procure and deliver LNG to our customers more quickly and cost-effectively than traditional LNG procurement and delivery strategies used by other market participants. Our ability to create and maintain a competitive position in the natural gas liquefaction industry may be adversely affected by unforeseen and unknown operational risks. We have commenced operations at our first Fast LNG facility. We are exploring opportunities to sell and complete development of our second FLNG facility and are therefore subject to construction risks, risks associated with third-party contracting (including the risk that we will not be able to execute contracts with third parties that are necessary to develop the project) and service providers, permitting and regulatory risks. See “—We are subject to various construction risks” and “—We depend on third-party contractors, operators and suppliers.” Because our Fast LNG technology is a new strategy, we are also exposed to unknown and unforeseen risks associated with the development of new technologies, including failure to meet design, engineering, or performance specifications, incompatibility of systems, inability to contract or employ third parties with sufficient experience in technologies used or inability by contractors to perform their work, delays and schedule changes, high costs and expenses that may be subject to increase or difficult to anticipate, regulatory and legal challenges, instability or clarity of application of laws, rules and regulations to the technology, and added difficulties in obtaining or securing required permits or authorizations, among others. For example, in April 2024, we experienced an incident involving equipment failure during the commissioning of our Fast LNG project in Altamira, Mexico, which delayed our commencement of operations and resulted in increased costs and delay of commencement of revenue generating activity. See “—Failure to obtain and maintain permits, approvals and authorizations from governmental and regulatory agencies and third parties on favorable terms could impede operations and construction.” The success and profitability of our Fast LNG technology is also dependent on the volatility of the price of natural gas and LNG compared to the related levels of capital spending required to implement the technology. Natural gas and LNG prices have at various times been and may become volatile due to one or more factors. Volatility or weakness in natural gas or LNG prices could render our LNG procured through Fast LNG too expensive for our customers, and we may not be able to obtain our anticipated return on our investment or make our technology profitable. In addition, we may seek to construct and develop liquefaction units as part of our Fast LNG in jurisdictions which could potentially expose us to increased political, economic, social and legal instability, a lack of regulatory clarity of application of laws, rules and regulations to our technology, or additional jurisdictional risks related to currency exchange, tariffs and other taxes, changes in laws, civil unrest, and similar risks. See “—Risks Related to the Jurisdictions in Which We Operate—We are subject to the economic, political, social and other conditions in the jurisdictions in which we operate.” Furthermore, as part of our business strategy for Fast LNG, we may enter into tolling agreements with third parties, including in developing countries, and these counterparties may have greater credit risk than typical. Therefore, we may be exposed to greater customer credit risk than other companies in the industry. Our credit procedures and policies may be inadequate to sufficiently eliminate risks of nonpayment and nonperformance. We may not be able to continue to successfully develop, construct and implement our Fast LNG projects, and even if we succeed in continuing to develop and construct the technology, we may ultimately not be able to realize the cost savings and revenues we currently expect to achieve them, which could result in a material adverse effect upon our operations and business.
We have incurred, and may in the future incur, a significant amount of debt. The agreements governing our significant indebtedness place restrictions on us and our subsidiaries, reducing operational and financing flexibility and creating default risks.
On an ongoing basis, we engage with lenders and other financial institutions in an effort to improve our liquidity and capital resources. As of December 31, 2025, we had approximately $8.3 billion aggregate principal amount of indebtedness outstanding on a consolidated basis (which does not include any unconsolidated debt). The terms and conditions of our indebtedness, including the 2026 Notes Indenture, the 2029 Notes Indenture, certain intercompany credit agreements and existing credit agreements, include restrictive covenants that may limit our ability to operate our business, to incur or refinance our debt, pay dividends or make distributions or make certain other restricted payments, create liens on our or our subsidiaries’ assets, sell or otherwise dispose of assets, engage in certain transactions, and require us to maintain certain financial ratios, among others, any of which may limit our ability to finance future operations and capital needs, react to changes in our business and in the economy generally, and to pursue business opportunities and activities. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Long Term Debt” for further discussion of our existing credit agreements.

Amendments and forbearances in connection with our Revolving Credit Agreement, Letter of Credit Agreement, Term Loan B Credit Agreement, Term Loan A Credit Agreement, the New 2029 Notes Indenture (defined below) and certain intercompany credit agreements have terms and conditions that impose additional restrictive covenants that further limit our ability to operate our business, to incur or refinance our debt, pay dividends or make distributions or make certain other restricted payments, create liens on our or our subsidiaries’ assets, sell or otherwise dispose of assets or engage in certain transactions.
The Company did not make certain interest and principal payments that were due during the fiscal quarters ended December 31, 2025 and March 31, 2026 under the New 2029 Notes, Term Loan A Credit Agreement, Term Loan B Credit Agreement, the Revolving Credit Agreement and the EB-5 Loan Agreement, resulting in events of default under these debt agreements. Additionally, the Company did not make interest and principal payments due in the fiscal quarter ended March 31, 2026 on the 2026 Notes and 2029 Notes, which will result in events of default under each series of notes if not cured within 30 days. The defaults under the New 2029 Notes, Term Loan A Credit Agreement, Term Loan B Credit Agreement and the Revolving Credit Agreement are subject to forbearance under the RSA pursuant to which the lenders have agreed, subject to certain conditions, to refrain from exercising remedies with respect to specified defaults until termination of the RSA or the closing of the Restructuring Transaction. If the Restructuring Transaction is not consummated or the RSA is terminated, the lenders and noteholders have the right to accelerate the outstanding principal balance and all other amounts owing under the New 2029 Notes, the Term Loan A Credit Agreement, Term Loan B Credit Agreement, the Revolving Credit Agreement and other loan documents. If the lenders and noteholders exercise such right, substantially all of the Company’s other outstanding debt would become payable on demand. In addition, the administrative agent under the Revolving Credit Agreement has the ability to exercise remedies on the collateral.
On March 17, 2026, we entered into a RSA with certain of our key creditors, which contemplates a comprehensive restructuring of our principal funded debt obligations. There can be no assurance that the Restructuring Transaction will be completed on the terms described, on the anticipated timeline, or at all. See “Our ability to continue as a going concern is dependent upon our ability to complete the Restructuring Transaction and delay capital expenditures” and “We are subject to risks and uncertainties associated with the Restructuring Transaction, the Restructuring Plans and the RSA.” The failure to consummate the Restructuring Transaction as contemplated by the RSA, or the occurrence of additional events or cross-acceleration, would result in the Company being required or compelled to pursue alternative in-court restructuring initiatives to preserve value, which would have a material adverse effect on our business, financial condition, results of operations, and the value of our securities and likely result in no recovery to stockholders.
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
In addition, as our existing indebtedness matures, we may need to refinance that indebtedness with new indebtedness that may have a higher interest rate, which will increase our fixed costs. In accordance with the Restructuring Transaction, the Company will incur up to an aggregate amount of (i) $571.3 million of new term loans, $35 million of Senior Capital Raise Term Loans and Capital Raise Junior Term Loans in an aggregate principal amount, if any, required to satisfy the minimum liquidity threshold to the extent the minimum liquidity threshold is not satisfied after giving pro forma effect to the incurrence of the Senior Capital Raise Term Loans, each under the New CoreCo Credit Facility and (ii) $400 million of new term loans under the FLNG 2 Credit Facility.
Although the instruments governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. If we incur additional debt and other obligations, the risks associated with our substantial leverage and the ability to service such debt would increase, which could have a material adverse effect on our business, results of operation and financial condition. For example, the New 2029 Notes issued pursuant to the New 2029 Indenture, issued in part to refinance our 6.750% Senior Secured Notes due 2025 (the “2025 Notes”), 2026 Notes and 2029 Notes, and in part to provide additional liquidity to the business, bear interest at a rate of 12.000% per annum, representing a significant increase in our annual interest expense, while also increasing our total aggregate principal amount of indebtedness outstanding. For additional detail, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Long Term Debt.”
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
Weather events such as storms and related storm activity and collateral effects, or other disasters, accidents, catastrophes or similar events, natural or manmade, such as explosions, fires, seismic events, floods or accidents, could result in damage to our facilities, liquefaction facilities, or related infrastructure, interruption of our operations or our supply chain, as well as delays or cost increases in the construction and the development of our proposed facilities or other infrastructure. Changes in the global climate may have significant physical effects, such as increased frequency and severity of storms, floods and rising sea levels; if any such effects were to occur, they could have an adverse effect on our onshore and offshore operations. Due to the nature of our operations, we are particularly exposed to the risks posed by hurricanes, tropical storms and their collateral effects, in particular with respect to fleet operations, floating offshore liquefaction units and other infrastructure we may develop in connection with our Fast LNG technology. In particular, we may seek to construct and develop floating offshore liquefaction units as part of our Fast LNG in locations that are subject to risks posed by hurricanes and similar severe weather conditions or natural disasters or other adverse events or conditions that could severely affect our infrastructure, resulting in damage or loss, contamination to the areas, and suspension of our operations. For example, our operations in the Gulf of America and Latin America are frequently exposed to natural hazards such as sea-level rise, coastal flooding, cyclones, extreme heat, hurricanes, and earthquakes. These climate risks can affect our operations, potentially even damaging or destroying our facilities, leading to production downgrades, costly delays, reduction in workforce productivity, and potential injury to our people. In addition, jurisdictions with increased political, economic, social and legal instability, lack of regulatory clarity of application of laws, rules and regulations to our technology, and could potentially expose us to additional jurisdictional risks related to currency exchange, tariffs and other taxes, changes in laws, civil unrest, and similar risks. In addition, because of the location of some of our operations, we are subject to other natural phenomena, including earthquakes, such as the one that occurred near Puerto Rico in January 2020, which resulted in a temporary delay of development of our Puerto Rico projects, hurricanes and tropical storms. If one or more tankers, pipelines, facilities, liquefaction facilities, vessels, equipment or electronic systems that we own, lease or operate or that deliver products to us or that supply our facilities, liquefaction facilities, and customers’ facilities are damaged by severe weather or any other disaster, accident, catastrophe or similar event, our construction projects and our operations could be significantly interrupted, damaged or destroyed. These delays, interruptions and damages could involve substantial damage to people, property or the environment, and repairs could take a significant amount of time, particularly in the event of a major interruption or substantial damage. We do not, nor do we intend to, maintain insurance against all of these risks and losses. We may not be able to maintain desired or required insurance in the future at rates that we consider reasonable. See “—Our insurance may be insufficient to cover losses that may occur to our property or result from our operations.” The occurrence of a significant event, or the threat thereof, could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.
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
Greenhouse Gases/Climate Change. The threat of climate change continues to attract considerable attention in the United States and around the world. Numerous proposals have been made and could continue to be made at the international, national, regional and state government levels to monitor and limit existing and future GHG emissions. As a result, our operations are subject to a series of risks associated with the processing, transportation, and use of fossil fuels and emission of GHGs. In the United States to date, no comprehensive climate change legislation has been implemented at the federal level, although various individual states and state coalitions have adopted or considered adopting legislation, regulations or other regulatory initiatives, including GHG cap and trade programs, carbon taxes, reporting and tracking programs, and emission restrictions, pollution reduction incentives, or renewable energy or low-carbon replacement fuel quotas. At the international level, the United Nations-sponsored “Paris Agreement” was signed by 197 countries who agreed to limit their GHG emissions through non-binding, individually-determined reduction goals every five years after 2020. On January 20, 2025, the current U.S. administration signed an executive order announcing the withdrawal of the United States from the Paris Agreement. Though most other countries (including those where we operate or plan to operate) have signed or acceded to this agreement. In addition, in January 2026, the current U.S. administration announced that the United States was withdrawing from the United Nations Framework Convention on Climate Change and the various climate-related programs under this Framework. The scope of future climate and GHG emissions-focused regulatory requirements, if any, remains uncertain. Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political uncertainty in the United States and worldwide. For example, based in part on the publicized climate plan and pledges by the U.S. government, there may be significant legislation, rulemaking, or executive orders that seek to address climate change, incentivize low-carbon infrastructure or initiatives, or ban or restrict the exploration and production of fossil fuels. Executive orders may be issued or federal legislation or regulatory initiatives may be adopted to achieve U.S. goals under the Paris Agreement. The current U.S. administration, however, has generally expressed opposition to regulatory initiatives aimed at restricting oil and gas operations and the impact the administration will have on any of these initiatives cannot be predicted.
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
Indigenous Communities. Indigenous communities—including, in Brazil, Afro-indigenous (“Quilombola”) communities—are subject to certain protections under international and national laws. Brazil has ratified the International Labor Organization’s Indigenous and Tribal Peoples Convention (“ILO Convention 169”), which states that governments are to ensure that members of tribes directly affected by legislative or administrative measures, including the grant of government authorizations, such as are required for our Brazilian operations, are consulted through appropriate procedures and through their representative institutions, particularly using the principle of consultation and participation of indigenous and traditional communities under the basis of free, prior, and informed consent (“FPIC”). Brazilian law does not specifically regulate the FPIC process for indigenous and traditional people affected by undertakings, nor does it set forth that individual members of an affected community shall render their FPIC on an undertaking that may impact them. However, in order to obtain certain environmental licenses for our operations, we are required to comply with the requirements of, consult with, and obtain certain authorizations from a number of institutions regarding the protection of indigenous interests: The Brazilian Institute of Environment and Renewable Resources, local environmental authorities in the localities in which we operate, the Federal Public Prosecutor’s Office and the National Indian Foundation (Fundação Nacional do Índio or “FUNAI”) (for indigenous people) or Palmares Cultural Foundation (Fundação Cultural Palmares) (for Quilombola communities).
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
In particular, development of offshore operations of natural gas and LNG are subject to extensive environmental, industry, maritime and social regulations. For example, the development and operation of our FLNG facility off the coast of Altamira, State of Tamaulipas, is subject to regulation by Mexico’s Ministry of Energy (Secretaría de Energía) (“SENER”), Mexico’s National Hydrocarbon Commission (“CNH”), the National Agency of Industrial Safety and Environmental Protection of the Hydrocarbons Sector (“ASEA”), among other relevant Mexican regulatory bodies. The laws and regulations governing activities in the Mexican energy sector have undergone significant reformation over the past decade, and the legal regulatory framework continues to evolve as SENER, the CNH and other Mexican regulatory bodies issue new regulations and guidelines as the industry develops. Such regulations are subject to change, so it is possible that SENER, the CNH or other Mexican regulatory bodies may impose new or revised requirements that could increase our operating costs and/or capital expenditures for operations in Mexican offshore waters. In addition, our operations in waters off the coast of Mexico are subject to regulation by ASEA. The laws and regulations governing the protection of health, safety and the environment from activities in the Mexican energy sector are also relatively new, having been significantly reformed in 2013 and 2014, and the legal regulatory framework continues to evolve as ASEA and other Mexican regulatory bodies issue new regulations and guidelines as the industry modernizes and adapts to market changes. Such regulations are subject to change, and it is possible that ASEA or other Mexican regulatory bodies may impose new or revised requirements that could increase our operating costs and/or capital expenditures for operations in Mexican offshore waters.
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
We are also subject to anti-corruption laws and regulations, including the FCPA, the U.K. Bribery Act and local anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits. Some of the jurisdictions in which we currently operate present heightened risks for FCPA issues, such as Nicaragua, Jamaica, Brazil and Mexico. Furthermore, our strategy has been, and continues to be, dependent in part on our ability to expand our operations in additional emerging markets, including in Latin America, Asia and Africa. Efforts to expand our operations in these markets could expose us to additional risks related to anti-corruption laws and regulations. Although we have adopted policies and procedures that are designed to assist us, our officers, directors, employees and other intermediaries in complying with the FCPA and other anti-corruption laws and regulations, developing, implementing and maintaining policies and procedures is a complex endeavor, particularly given the high level of complexity of these laws and regulations. There is no assurance that these policies and procedures have or will work effectively all of the time or protect us against liability under anti-corruption laws and regulations, including the FCPA, for actions taken by our officers, directors, employees and other intermediaries with respect to our business or any businesses that we may acquire, particularly in high-risk jurisdictions.
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
None of our vessels have called on ports located in countries subject to comprehensive sanctions and embargoes imposed by the U.S. government or countries identified by the U.S. government as state sponsors of terrorism. When we charter our vessels to third parties we conduct comprehensive due diligence of the charterer and include contractual prohibitions on the charterer calling on ports in countries subject to comprehensive U.S. sanctions or otherwise engaging in commerce with such countries. However, our vessels may be sub-chartered out to a sanctioned party or call on ports of a sanctioned nation on charterers’ instruction, and without our knowledge or consent. If our charterers or sub-charterers violate applicable sanctions and embargo laws and regulations as a result of actions that do not involve us, those violations could in turn negatively affect our reputation and cause us to incur significant costs associated with responding to any investigation into such violations, or have other negative consequences for us.
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
We have obtained long-term leases and corresponding rights-of-way agreements and easements with respect to the land on which various of our projects are located, including the San Juan Facility, facilities in Brazil such as the Garuva-

Itapoa pipeline connecting the TBG pipeline to the Sao Francisco do Sul terminal, rights of way to the Petrobras/Transpetro OSPAR oil pipeline facilities, among others. In addition, our operations will require agreements with ports proximate to our facilities capable of handling the transload of LNG direct from our occupying vessel to our transportation assets. We may not own the land on which these facilities are located. As a result, we are subject to the possibility of increased costs to retain necessary land use rights as well as applicable law and regulations, including permits and authorizations from governmental agencies or third parties. If we were to lose these rights or be required to relocate, we would not be able to continue our operations at those sites and our business could be materially and adversely affected. If we are unable to enter into favorable contracts or to obtain the necessary regulatory and land use approvals on favorable terms, we may not be able to construct and operate our assets as anticipated, or at all, which could negatively affect our business, results of operations and financial condition.
We could be negatively impacted by sustainability-related matters.
Governments, investors, customers, employees and other stakeholders are increasingly focusing on corporate sustainability practices and disclosures, and expectations, laws and regulations in this area continue to evolve. We have announced, and may in the future announce, sustainability-focused goals, initiatives, investments and partnerships. These initiatives, aspirations, targets or objectives reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our efforts to accomplish and accurately report on these initiatives and goals present numerous operational, regulatory, reputational, financial, legal, and other risks, any of which could have a material negative impact, including on our reputation and stock price.
In addition, the standards for tracking and reporting on sustainability matters are relatively new, have not been harmonized and continue to evolve. Our selection of disclosure frameworks that seek to align with various voluntary reporting standards may change from time to time and may result in a lack of comparative data from period to period. Moreover, our processes and controls may not always align with evolving voluntary standards for identifying, measuring, and reporting sustainability metrics, our interpretation of reporting standards may differ from those of others, and such standards may change over time, any of which could result in significant revisions to our goals or reported progress in achieving such goals. In this regard, the criteria by which our sustainability practices and disclosures are assessed may change due to the quickly evolving landscape, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. The increasing attention to corporate sustainability initiatives could also result in increased investigations and litigation or threats thereof. If we are unable to satisfy such new criteria, investors may conclude that our sustainability practices are inadequate. On the other hand, state attorneys general and other governmental authorities may take action against certain sustainability policies or practices, and we may become subject to restrictions on sustainability initiatives. If we fail or are perceived to have failed to achieve previously announced initiatives or goals or comply with various sustainability practices and regulations, or to accurately disclose our progress on such initiatives or goals, our reputation, business, financial condition and results of operations could be adversely impacted.
Information technology failures and cyberattacks could affect us significantly.
We rely on electronic systems and networks to communicate, control and manage our operations and prepare our financial management and reporting information. If we record inaccurate data or experience infrastructure outages, our ability to communicate and control and manage our business could be adversely affected. We face various security threats, including cybersecurity threats from third parties and unauthorized users to gain unauthorized access to sensitive information or to render data or systems unusable, threats to the security of our facilities, liquefaction facilities, and infrastructure or third-party facilities and infrastructure, such as processing plants and pipelines, and threats from terrorist acts, any of which could be enhanced or facilitated by AI. Our network systems and storage and other business applications, and the systems and storage and other business applications maintained by our third-party providers, have been in the past, and may be in the future, subjected to attempts to gain unauthorized access to our network or information, malfeasance or other system disruptions.
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

Concerns relating to the responsible use of new and evolving technologies, such as AI, may result in reputational or financial harm and liability.
While the use of new and evolving technologies such as AI provides significant benefits, these technologies present a unique set of risks and challenges, including but not limited to dependency on accurate intelligence performance, potential security breaches, challenges in regulatory compliance, ethical considerations, potential workforce disruption, risks of intellectual property infringement, and other emerging technology, legal, social, and ethical risks. If we utilize AI solutions that have unintended consequences or may be deemed controversial, or if we are unable to develop effective internal policies and frameworks relating to the responsible use of AI, we may experience brand or reputational harm as well as potential legal liability. The use of AI could also increase our cost of doing business, and may change the way we operate in certain jurisdictions or impede our ability to do business in certain jurisdictions if we are unable to comply with regulations.
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
Our projects are located in the United States (including Puerto Rico), the Caribbean, Brazil, Mexico, Ireland, Nicaragua and other geographies and we have operations and derive revenues from additional markets. Furthermore, part of our strategy consists in seeking to expand our operations to other jurisdictions. As a result, our projects, operations, business, results of operations, financial condition and prospects are materially dependent upon economic, political, social and other conditions and developments in these jurisdictions. Some of these countries have experienced political, security, and social economic instability in the recent past and may experience instability in the future, including changes, sometimes frequent or marked, in energy policies or the personnel administering them, expropriation of property, cancellation or modification of contract rights, changes in laws and policies governing operations of foreign-based companies, including changing trade policies and tariffs and the related uncertainty thereof, unilateral renegotiation of contracts by governmental entities, redefinition of international boundaries or boundary disputes, foreign exchange restrictions or controls, currency fluctuations, royalty and tax increases and other risks arising out of governmental sovereignty over the areas in which our operations are conducted, as well as risks of loss due to acts of social unrest, terrorism, corruption and bribery. For example, in 2019, public demonstrations in Puerto Rico led to the governor’s resignation and the resulting political change interrupted the bidding process for the privatization of PREPA’s transmission and distribution systems. While our operations to date have not been materially impacted by the demonstrations or political changes in Puerto Rico, any substantial disruption in our ability to perform our obligations under any agreements with PREPA and/or Puerto Rico Public - Private Partnerships Authority (P3A) could have a material adverse effect on our financial condition, results of operations and cash flows. Furthermore, we cannot predict how our relationship that one of our subsidiaries, as agent of PREPA, could change their role as operator of PREPA’s legacy generation assets. Additionally, PREPA may seek to find alternative power sources or purchase substantially less natural gas from us than what we currently expect to sell to PREPA. In addition, we cannot predict how local sentiment and support for our subsidiaries’ operations in Puerto Rico could change now that Puerto Rico’s power generation systems have been privatized. Should our operations face material local opposition, it could materially adversely affect our ability to perform our obligations under our contracts or could materially adversely impact PREPA or any applicable governmental counterparty’s performance of its obligations to us. The governments in these jurisdictions differ widely with respect to structure, constitution and stability and some countries lack mature legal and regulatory systems. As our operations depend on governmental approval and regulatory decisions, we may be adversely affected by changes in the political structure or government representatives in each of the countries in which we operate. In addition, these jurisdictions, particularly emerging countries, are subject to risk of contagion from the economic, political and social developments in other emerging countries and markets.
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
Risks Related to Ownership of Our Class A Common Stock
The market price and trading volume of our Class A common stock has in the past and may continue to be volatile, which has subjected and may in the future subject us to securities class action litigation and could result in rapid and substantial losses for our stockholders.
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
Stock markets in the United States have experienced extreme price and volume fluctuations. Market fluctuations, as well as general political and economic conditions such as acts of terrorism, prolonged economic uncertainty, changing trade policies and tariffs and the related uncertainty thereof, including the imposition of and enforceability of new or additional tariffs, trade wars, barriers or restrictions, or threats of such actions, the potential for worsening economic conditions, economic downturn, a recession or interest rate or currency rate fluctuations, could adversely affect the market price of our Class A common stock.
In addition, the completion of the Restructuring Transaction will result in significant dilution to existing holders of our Class A common stock. Upon consummation of the Restructuring Transaction, all shares of our Class A common stock outstanding immediately prior to the Restructuring Transaction will represent only 35% of the outstanding Class A common stock of the Company, with the remaining 65% held by creditors and other stakeholders following the restructuring. Furthermore, the mandatory conversion of the CoreCo Convertible Preferred Stock into Class A common stock on the third anniversary of the closing date of the Restructuring Transaction into a number of shares of Class A common stock representing 87% of the fully-diluted Class A common stock outstanding as of the closing of the Restructuring Transaction (after giving effect to the shares of the Company’s Class A common stock to be issued on the closing date of the Restructuring Transaction and shares authorized under the Incentive Plan), will result in the issuance of additional shares, further diluting the ownership interests of existing stockholders. The potential for future issuances of common stock upon conversion of preferred equity or in connection with incentive plans may also increase the number of shares outstanding and place downward pressure on the market price of our Class A common stock.
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
Prior to the consummation of the Restructuring Transaction, a small number of our original investors have the ability to direct the voting of a significant amount of our common stock, and their interests may conflict with those of our other stockholders.
As of March 31, 2026, affiliates of certain entities controlled by Wesley R. Edens, Randal A. Nardone and affiliates of Fortress Investment Group LLC (“Founder Entities”) owned an aggregate of approximately 93,230,509 shares of Class A common stock, representing approximately 32.6% of our voting power, and affiliates of Energy Transition Holdings LLC, party to the Shareholders' Agreement, own an aggregate of approximately 25,559,846 shares of our Class A common stock, representing approximately 8.9% of the voting power of our Class A common stock. The beneficial ownership of almost 50% of our voting stock means affiliates of the Founder Entities and Energy Transition Holdings LLC are able to have significant influence over matters requiring stockholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our Class A common stock will be able to affect the way we are managed or the direction of our business. The interests of these parties with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders, including holders of the Class A common stock.
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
To raise capital, we may sell substantial amounts of Class A common stock or securities convertible into or exchangeable for Class A common stock. These future issuances of Class A common stock or Class A common stock-related securities to purchase Class A common stock, together with the exercise of outstanding restricted stock units and any additional shares issued in connection with other transactions, if any, may result in material dilution to our investors. Such sales may also result in material dilution to our existing shareholders, and new investors could gain rights, preferences and privileges senior to those of holders of our Class A common stock. In particular, the completion of the Restructuring Transaction and the consummation of certain CoreCo equity issuances contemplated thereby, will result in dilution to existing holders of our Class A common stock of up to 96%. These holders may seek to sell their shares. Other stockholders may also seek to sell shares held by them following, or in anticipation of, the completion of the Restructuring Transaction. Sales of substantial amounts of our Class A common stock in the public market, or the perception that these sales could occur, coupled with the increase in the outstanding number of shares of Class A common stock, could cause the market price of our Class A common stock to decline.
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
We have incurred and may in the future incur or issue debt or issue equity or equity-related securities to finance our operations, acquisitions or investments. Any future incurrence or issuance of debt would increase our interest cost and could adversely affect our results of operations and cash flows. We are not required to offer any additional equity securities to existing Class A common stockholders on a preemptive basis. Therefore, additional issuances of Class A common stock, whether directly, through convertible securities, or exchangeable securities (including limited partnership interests in our operating partnership), warrants or options, will dilute the holdings of our existing Class A common stockholders and such issuances, or the perception of such issuances, may reduce the market price of our Class A common stock. Any preferred stock issued by us would likely have a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to Class A common stockholders. Because our decision to incur or issue additional debt or equity or equity-related securities in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. Thus, Class A common stockholders bear the risk that our future incurrence or issuance of debt or issuance of equity or equity-related securities will adversely affect the market price of our Class A common stock.
Sales or issuances of our Class A common stock could adversely affect the market price of our Class A common stock.
Sales of substantial amounts of our Class A common stock in the public market, or the perception that such sales might occur, including in connection with the proposed equity issuances in the Restructuring Transaction, could adversely affect the market price of our Class A common stock. The issuance of our Class A common stock in connection with property, portfolio or business acquisitions or the exercise of outstanding options or otherwise could also have an adverse effect on the market price of our Class A common stock.
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
We may be unable to maintain the listing of our common stock on the Nasdaq stock market or another national securities exchange.
Although our common stock is listed on Nasdaq, we must meet certain financial and liquidity criteria to maintain such listing. As previously disclosed, on May 1, 2026, we received written notice (the “Notice”) from the Listing Qualifications Department of Nasdaq notifying us that, based on the closing bid price of our Class A common stock for the last 30 consecutive trading days, we no longer comply with the requirement to maintain a minimum bid price of $1.00 per share for a period of 30 consecutive trading days for continued listing on Nasdaq, as set forth in Nasdaq Listing Rule 5450(a)(1) and Nasdaq Listing Rule 5810(c)(3)(A) (the "Minimum Bid Price Requirement"). The Notice has no immediate effect on the continued listing status of our Class A common stock on Nasdaq.
Pursuant to the Nasdaq Listing Rules, we have been provided an initial compliance period of 180 calendar days to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of our Class A common stock must be at least $1.00 per share for a minimum of 10 consecutive trading days prior to October 28, 2026, and we must otherwise satisfy Nasdaq’s requirements for continued listing. If we do not regain compliance within the compliance period(s), including any extensions that may be granted by Nasdaq, our Class A common stock will be subject to delisting. Our Class A common stock may also be suspended or delisted if we violate Nasdaq’s listing requirements, or if we fail to meet other Nasdaq’s listing standards, or if our board of directors determines that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing.
Although we are taking definitive steps to regain compliance with the applicable rules, including seeking stockholder approval for the implementation of a reverse stock split, there can be no assurance that we will be successful in our effort to regain compliance with the Nasdaq listing rules. A delisting of our common stock from Nasdaq may materially impair our shareholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock could significantly impair our ability to raise capital and the value of your investment.
In connection with the Restructuring Transaction, we will be issuing a significant number of new securities, including CoreCo Convertible Preferred Stock and additional shares of common stock, and will be effecting a corporate separation and other material changes to our capital structure. The consummation of the Restructuring Transaction is conditioned upon, among other things, stockholder approval of amendments to our Certificate of Incorporation to increase the number of authorized shares of common stock and to authorize a reverse stock split, as well as approval for the potential issuance of Class A common stock exceeding 20% of the current outstanding shares to comply with Nasdaq rules. If we are unable to obtain the necessary stockholder approvals or fail to comply with Nasdaq’s continued listing requirements as a result of the Restructuring Transaction, including requirements related to minimum market capitalization, public float, or other corporate governance standards, our common stock could be subject to delisting.
Furthermore, the significant dilution of existing holders of our Class A common stock and the potential for further dilution upon conversion of preferred equity or in connection with future incentive plans may adversely affect the market price and trading volume of our Class A common stock, increasing the risk that we may not satisfy Nasdaq’s listing standards. If our common stock is delisted as a result of the Restructuring Transaction or any related factors, it could materially and adversely affect the liquidity, market price, and value of your investment, and could significantly impair our ability to access the capital markets.
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
On May 14, 2025, we completed the sale of our Jamaica Business. After the repayment of all outstanding South Power Bonds in the amount of approximately $227.2 million and payment of certain transaction costs, we received net cash proceeds of approximately $678.5 million, with an additional $98.6 million of proceeds held in escrow and to be returned to the Company based on the terms of the sale agreement. During the fourth quarter of 2025, the Company and EELP agreed on a final closing statement and final purchase price for the sale of our Jamaica Business of approximately $1.03 billion, resulting in a $28.7 million payment due to EELP, which was paid using certain proceeds released from the escrow accounts. As of December 31, 2025, we had proceeds held in escrow of $41.0 million relating to certain indemnification matters, which are expected to resolve within the next 12 months. The remaining proceeds held in escrow of $17.0 million relating to indemnifications for certain tax related matters are expected to be released to us prior to the fiscal year ending December 31, 2029. We expect to benefit from the remaining net proceeds realized from such sale, including through repaying a portion of our corporate debt and reinvestment in our business. However, our consolidated results of operations and consolidated financial condition has been and is expected to be materially adversely affected by the disposition of this revenue generating asset. The loss of earnings from our Jamaica Business may diminish our ability to service our indebtedness and repay our indebtedness at maturity.
Furthermore, there can be no assurances that we will be able to realize the anticipated benefits from the transaction, including benefits related to a reduction in our corporate debt and our ability to reinvest the proceeds profitably.
We expect revenue streams from our projects in Nicaragua and Puerto Rico, as well as in Brazil (subject to the separation of the Brazil business contemplated by the RSA), which we continue to develop as previously disclosed, to help offset the loss of revenue from our Jamaica Business, but there is no guarantee that we can successfully commence operations on our currently anticipated timelines or at all or that once operations commence such operations will be profitable. In the future, our capital expenses and operational expenses may increase due to expected increased sales, operational costs, and general and administrative costs and, therefore, our operating losses may continue or even increase after completion of these projects. If these projects do not successfully replace the revenues lost due to the disposition of our Jamaica Business, our business, liquidity, consolidated results of operations and consolidated financial condition could be materially and adversely affected.
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
We are currently and may in the future be involved in legal proceedings and may experience unfavorable outcomes.
We are currently and may in the future be subject to material legal proceedings in the course of our business or otherwise, including, but not limited to, actions relating to contract disputes, business practices, intellectual property, real estate and leases, and other commercial, tax, regulatory and permitting matters. We are currently subject to a putative securities class action complaint relating to a drop in our share price and could become involved in additional litigation of this type in the future if our share price is volatile for any reason. For additional detail, see Item 1. Legal Proceedings. Such legal proceedings may involve claims for substantial amounts of money or for other relief or might necessitate changes to our business or operations, and the defense of such actions may be both time-consuming and expensive. Moreover, the process of litigating requires substantial time, which may distract our management. Even if we are successful, any litigation may be costly, and may approximate the cost of damages sought. These actions could also expose us to adverse publicity, which might adversely affect our reputation and therefore, our results of operations. Further, if any such proceedings were to result in an unfavorable outcome, it could have an adverse effect on our business, financial position and results of operations.
If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our Class A common stock.
Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a publicly traded company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We have previously identified material weaknesses in our internal control over financial reporting, and we have restated certain of our previously issued financial statements. There can be no assurance that additional material weaknesses will not be identified in the future or that we will not be required to restate our financial statements for other periods. We cannot be certain that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of the Sarbanes-Oxley Act. Any failure to develop or maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could result in additional material weaknesses, harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our Class A common stock.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) None.

Some of our operating subsidiaries, joint venture and special purpose entities are subject to restrictive covenants related to their indebtedness, including restrictions on dividend distributions. For information on our long-term debt obligations and debt and lease restrictions, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-Term Debt.”
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
[None.]
Item 6.    Exhibits.

Exhibit Number	Description

3.1	Certificate of Conversion of New Fortress Energy Inc. (incorporated by reference to Exhibit 99.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2020).

3.2	Certificate of Incorporation of New Fortress Energy Inc. (incorporated by reference to Exhibit 99.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2020).

3.3	Certificate of Elimination of 4.8% Series A Convertible Preferred Stock and 4.8% Series B Convertible Preferred Stock of New Fortress Energy Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on March 25, 2026).

3.4	Bylaws of New Fortress Energy Inc. (incorporated by reference to Exhibit 99.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2020).

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2022).

10.1†	Form of Director Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on December 24, 2018).

10.2†	Restricted Share Unit Award Agreement under the Amended and Restated New Fortress Energy Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 8, 2022).

10.3	Shareholders’ Agreement, dated February 4, 2019, by and among New Fortress Energy LLC, New Fortress Energy Holdings LLC, Wesley R. Edens and Randal A. Nardone (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.4	Administrative Services Agreement, dated February 4, 2019, by and between New Fortress Intermediate LLC and FIG LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.5†	Indemnification Agreement (Edens) (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.6†	Indemnification Agreement (Guinta) (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.7†	Indemnification Agreement (Catterall) (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.8†	Indemnification Agreement (Grain) (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.9†	Indemnification Agreement (Griffin) (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.10†	Indemnification Agreement (Sledge) (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on June 30, 2025).

10.11†	Indemnification Agreement (Nardone) (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.12†	Indemnification Agreement (Wanner) (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.13†	Indemnification Agreement (Jay) (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 4, 2023).

10.14†	Indemnification Agreement, dated as of April 29, 2025, by and between New Fortress Energy LLC and Michael Lowe (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on June 30, 2025).

10.15†	Letter Agreement, dated as of March 14, 2017, by and between NFE Management LLC and Christopher S. Guinta (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.16
Indenture, dated April 12, 2021, by and among the Company, an issuer, the subsidiary guarantors from time to time party thereto, and U.S. Bank National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 12, 2021).

10.17	Pledge and Security Agreement, dated April 12, 2021, by and among the Company, the subsidiary guarantors, from time to time party thereto, and U.S. Bank National Association, as notes collateral agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 12, 2021).

10.18	First Supplemental Indenture, dated as of June 11, 2021, between Golar GP LLC (now known as NFE GP LLC), as Guaranteeing Subsidiary, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.19	Second Supplemental Indenture, dated as of September 13, 2021, between NFE Mexico Power Holdings Limited and NFE Mexico Terminal Holdings Limited, as Guaranteeing Subsidiaries, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.20	Third Supplemental Indenture, dated as of November 24, 2021, between NFE International Shipping LLC, NFE Global Shipping LLC, NFE Grand Shipping LLC and NFE International Holdings Limited, as Guaranteeing Subsidiaries, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.21	Fourth Supplemental Indenture, dated as of March 23, 2022, between NFE UK Holdings Limited, NFE Global Holdings Limited and NFE Bermuda Holdings Limited, as Guaranteeing Subsidiaries, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.22	Fifth Supplemental Indenture, dated as of December 22, 2022, between NFE Andromeda Chartering LLC, as Guaranteeing Subsidiary, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.23	Sixth Supplemental Indenture, dated as of October 18, 2024, between NFE International Holdings 1 Limited and NFE International Holdings 1 Limited (each a “Guaranteeing Subsidiary”) as Guaranteeing Subsidiaries and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association). (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.24	Seventh Supplemental Indenture, dated as of December 6, 2024, between the various Guaranteeing Subsidiaries party thereto and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee. (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.25	Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and Morgan Stanley Senior Funding, Inc,. as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 21, 2021).

10.26	First Amendment to Credit Agreement, dated as of July 16, 2021 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time partly thereto, the several lenders and issuing banks from time to time partly thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2022).

10.27	Second Amendment to Credit Agreement, dated as of February 28, 2022 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2022).

10.28	Third Amendment to Credit Agreement, dated as of May 4, 2022 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2022).

10.29	Fourth Amendment to Credit Agreement, dated as of February 7, 2023 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.30	Fifth Amendment to Credit Agreement, dated as of September 15, 2023 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2023).

10.31	Sixth Amendment to Credit Agreement, dated as of December 18, 2023 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 29, 2024).

10.32	Seventh Amendment to Credit Agreement, dated as of May 3, 2024 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2024).

10.33	Amended and Restated Eighth Amendment to Credit Agreement, dated as of September 30, 2024 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2024).

10.34	Ninth Amendment to Credit Agreement, dated as of November 6, 2024 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.35	Tenth Amendment to Credit Agreement, dated as of November 22, 2024 to the Credit agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.36	Eleventh Amendment to Credit Agreement, dated as of January 31, 2025 to the Credit agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on June 30, 2025).

10.37	Amended and Restated Eleventh Amendment to Credit Agreement, dated as of March 3, 2025 to the Credit agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent.(incorporated by reference to Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on June 30, 2025).

10.38	Twelfth Amendment to Credit Agreement, dated as of May 12, 2025 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.37 to the Registrant’s
Quarterly Report on Form 10-Q, filed with the SEC on September 5, 2025).

10.39	Thirteenth Amendment to Credit Agreement, dated as of November 20, 2025 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 13, 2026).

10.40	Fourteenth Amendment to Credit Agreement, dated as of December 17, 2025 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 13, 2026).

10.41	Conformed through the Fourteenth Amendment to Credit Agreement, dated as of December 17, 2025 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 13, 2026).

10.42*	Forbearance Agreement, dated as of January 20, 2026, by and among the Company, as the borrower, each of the guarantors party thereto, the lenders party thereto and MUFG Bank Ltd., as the administrative agent and collateral agent under that certain Credit Agreement, dated April 15, 2021.

10.43
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

10.45
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

10.46	Incremental Joinder Agreement to Uncommitted Letter of Credit and Reimbursement Agreement, dated February 6, 2023, by and among the Company, as the borrower each of the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.47	Incremental Joinder Agreement to Uncommitted Letter of Credit and Reimbursement Agreement, dated November 2, 2023, by and among the Company, as borrower, each of the guarantors party thereto, the lenders and issuing bank party thereto and Natixis, New York Branch, as administrative agent (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 29, 2024).

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

10.49
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

10.50	Fifth Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated November 6, 2024 to the Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 16, 2021, by and among the Company, the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent. (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.51	Sixth Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated November 22, 2024 to the Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 16, 2021, by and among the Company, the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent. (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.52	Seventh Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated January 31, 2025 to the Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 16, 2021, by and among the Company, the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent. (incorporated by reference to Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on June 30, 2025).

10.53	Amended and Restated Seventh Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated March 3, 2025 to the Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 16, 2021, by and among the Company, the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent. (incorporated by reference to Exhibit 10.51 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on June 30, 2025).

10.54	Eighth Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated May 12, 2025 to the Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 16, 2021, by and among the Company, the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.52 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on September 5, 2025).

10.55	Deferral Agreement, dated as of July 2, 2025, by and among the Company, each of the Guarantors as of the date hereof, and certain financial institutions party to the Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 16, 2021 as lenders and signatory hereto (incorporated by reference to Exhibit 10.54 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 21, 2025).

10.56	Second Deferral Agreement, dated as of July 17, 2025, by and among the Company, each of the Guarantors as of the date hereof, and certain financial institutions party to the Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 16, 2021 as lenders and signatory hereto (incorporated by reference to Exhibit 10.55 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 21, 2025).

10.57	July Extension Agreement, dated as of July 24, 2025, by and among the Company, each of the Guarantors as of the date hereof, and each of the financial institutions party to the Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 16, 2021 as lenders and issuing banks (incorporated by reference to Exhibit 10.56 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 21, 2025).

10.58	Second Extension Agreement, dated as of July 31, 2025, by and among the Company, each of the Guarantors as of the date hereof, and each of the financial institutions party to the Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 16, 2021 as lenders and issuing banks (incorporated by reference to Exhibit 10.57 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 21, 2025).

10.59	Ninth Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated August 8, 2025 to the Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 16, 2021, by and among the Company, the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.58 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 21, 2025).

10.60	Deferral Agreement, dated as of September 30, 2025, by and among the Company, each of the Guarantors as of the date hereof, Natixis, New York Branch, as an issuing bank, and certain financial institutions party to the Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 16, 2021 as lenders and signatory hereto (incorporated by reference to Exhibit 10.59 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 21, 2025).

10.61	Tenth Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated as of October 24, 2025 to the Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 16, 2021, by and among the Company, the guarantors party thereto, HSBC Bank USD, N.A., as an issuing bank, and each of the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 13, 2026).

10.62	Eleventh Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated November 14, 2025 to the Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 16, 2021, by and among the Company, the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 13, 2026).

10.63	Twelfth Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated December 11, 2025 to the Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 16, 2021, by and among the Company, the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 13, 2026).

10.64	Thirteenth Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated December 17, 2025 to the Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 16, 2021, by and among the Company, the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 13, 2026).

10.65	Conformed through the Thirteenth Amendment Agreement, dated December 17, 2025, by and among the Company, the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 13, 2026).

10.66*	Fourteenth Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated March 19, 2026 to the Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 16, 2021, by and among the Company, the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent.

10.67*	Forbearance Agreement, dated as of March 27, 2026, by and among the Company, as the borrower, the lenders party thereto and Natixis, New York Branch, as administrative agent and collateral agent under that certain Uncommitted Letter of Credit and Reimbursement Agreement, dated July 16, 2021.

10.68	Credit Agreement, dated as of October 30, 2023, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 29, 2024).

10.69	Second Amendment, dated March 3, 2025, to Credit Agreement, dated as of October 30, 2023, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.53 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on June 30, 2025).

10.70	Forbearance Agreement, dated December 17, 2025, by and among the Company, as the borrower, the guarantors, the lenders party hereto and Morgan Stanley Senior Funding Inc., as the administrative agent and collateral agent under the Credit Agreement, dated as of October 30, 2023 (incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 13, 2026).

10.71
Indenture, dated March 8, 2024, by and among New Fortress Energy Inc., the subsidiary guarantors from time to time party thereto, and U.S. Bank Trust Company, National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 8, 2024).

10.72	First Supplemental Indenture, dated as of October 18, 2024, between NFE International Holdings 1 Limited and NFE International Holdings 2 Limited, as Guaranteeing Subsidiaries, and U.S. Bank Trust Company, National Association, as trustee. (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.73	Second Supplemental Indenture, dated as of December 6, 2024, by and among the Company, as issuer, by and among New Fortress Energy Inc., as issuer, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.74
Pledge and Security Agreement, dated March 8, 2024, by and among the Company, the subsidiary guarantors, from time to time party thereto, and U.S. Bank Trust Company, National Association, as notes collateral agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 8, 2024).

10.75	Credit Agreement, dated as of July 19, 2024, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2024).

10.76	Amended and Restated First Amendment to Credit Agreement, dated as of September 30, 2024, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.77	Second Amendment to Credit Agreement, dated as of November 14, 2024, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent.(incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.78	Third Amendment to Credit Agreement, dated as of November 22, 2024, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.79	Fourth Amendment to Credit Agreement, dated as of March 3, 2025, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.62 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on June 30, 2025).

10.80	Fifth Amendment to Credit Agreement, dated as of May 12, 2025, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.65 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on September 5, 2025).

10.81	Sixth Amendment to Credit Agreement, dated as of November 20, 2025, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.78 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 13, 2026).

10.82	Seventh Amendment to Credit Agreement, dated as of December 17, 2025, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.79 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 13, 2026).

10.83	Conformed through the Seventh Amendment to Credit Agreement, dated as of December 17, 2025, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.80 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 13, 2026).

10.84	Forbearance Agreement, dated December 17, 2025, by and among the Company, as the borrower, the guarantors, the lenders party hereto and Morgan Stanley Senior Funding Inc., as the administrative agent and collateral agent under the Credit Agreement, dated as of July 19, 2024 (incorporated by reference to Exhibit 10.81 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 13, 2026).

10.85	Series I Credit Agreement, dated as of November 22, 2024, among the Company, as the borrower, the guarantors from time to time party thereto, the lenders from time to time party thereto and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.86	Credit Agreement, dated as of November 22, 2024, among NFE Brazil Investments LLC, as the borrower, NFE Financing LLC, as lender, the lenders from time to time party thereto and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.87	Series II Credit Agreement, dated as of December 6, 2024, among the Company, as the borrower, the guarantors from time to time party thereto, the lenders from time to time party thereto and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.88	Indenture, dated November 22, 2024, by and among NFE Financing LLC, as issuer, the guarantors from time to time party thereto, and Wilmington Savings Fund Society, FSB, as trustee. (incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.89	Registration Rights and Lock-up Agreement, dated as of December 6, 2024 by and among the Company and the undersigned investors. (incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.90	First Amendment to Registration Rights and Lock-up Agreement, dated as of January 8, 2025, by and among the Company and the undersigned investors. (incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.91	Second Amendment to Registration Rights and Lock-up Agreement, dated as of February 4, 2025, by and among the Company and the undersigned investors. (incorporated by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.92	Forbearance and Waiver Agreement, dated as of November 17, 2025, by and among NFE Financing LLC, as the issuer, NFE Brazil Investments LLC, as the Brazil Parent, Bradford County Real Estate Partners LLC, as a guarantor under and as defined in the 2029 Senior Notes Indenture, the undersigned Holders of NFE Financing’s 12.000% Senior Secured Notes due 2029, acknowledged by Wilmington Savings Fund Society, in its capacity as Trustee and Notes Collateral Agent under the 2029 Senior Notes Indenture and its capacity as administrative agent and collateral agent under the Brazil Parent Intercompany Credit Agreement, the Series II Intercompany Credit Agreement, and the Series I Intercompany Credit Agreement, acknowledged and agreed by the Company (incorporated by reference to Exhibit 10.89 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 13, 2026).

10.93*	Forbearance Agreement, dated as of March 17, 2026, by and among NFE Brazil Financing Limited, a private limited company incorporated under the laws of England and Wales, and the holders party thereto.

10.94†	Form of New Fortress Energy Inc. Retention Agreement, dated as of [ ], 2025, is by and between New Fortress Energy Inc., a Delaware corporation, and [ ] (the “Grantee”). (incorporated by reference to Exhibit 10.85 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 21, 2025).

10.95#	Restructuring Support Agreement, dated as of March 17, 2026, among the Company Parties (as defined therein), the Information Agent (as defined therein) and the Supporting Creditors. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on March 17, 2026).

31.1*	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

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

Date: May 13, 2026

	By:	/s/ Wesley R. Edens

	Name:	Wesley R. Edens

	Title:	Chief Executive Officer and Chairman

(Principal Executive Officer)
Date: May 13, 2026

	By:	/s/ Christopher S. Guinta

	Name:	Christopher S. Guinta

	Title:	Chief Financial Officer

(Principal Financial Officer)
Date: May 13, 2026

	By:	/s/ Michael T. Lowe

	Name:	Michael T. Lowe

	Title:	Chief Accounting Officer

(Principal Accounting Officer)