Form 10-Q
period 2026-06-30
New Fortress Energy Inc.
filed 2026-08-06
CIK 1749723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
As of July 31, 2026, the registrant had 285,634,650 shares of Class A common stock outstanding.

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

v

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements.
New Fortress Energy Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2026 and December 31, 2025
(Unaudited, in thousands of U.S. dollars, except share amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$161,191	$226,453
Restricted cash	338,956	130,489
Receivables, net of allowances of $17,533 and $17,800, respectively	276,693	451,962
Inventory	119,834	119,447
Prepaid expenses and other current assets, net	512,557	400,347
Total current assets	1,409,231	1,328,698

Construction in progress	3,557,258	3,593,971
Property, plant and equipment, net	5,253,168	4,892,737
Right-of-use assets	209,583	411,817
Intangible assets, net	190,358	187,596
Other non-current assets, net	109,222	140,804
Total assets	$10,728,820	$10,555,623

Liabilities
Current liabilities
Current portion of long-term debt and short-term borrowings	$6,727,175	$7,073,477
Accounts payable	608,408	731,619
Accrued liabilities	1,032,745	597,776
Current lease liabilities	83,040	72,257
Other current liabilities	247,889	177,809
Total current liabilities	8,699,257	8,652,938

Long-term debt	2,131,176	1,105,442
Non-current lease liabilities	172,277	318,819
Deferred tax liabilities, net	70,195	76,502
Other long-term liabilities	88,353	92,291
Total liabilities	$11,161,258	$10,245,992

Commitments and contingencies (Note 18)

Stockholders’ (deficit) equity
Class A common stock, $0.01 par value, 750 million shares authorized, 285.6 million issued and outstanding as of June 30, 2026; 284.6 million issued and outstanding as of December 31, 2025	2,856	2,845
Additional paid-in capital	1,773,290	1,776,306
Retained earnings (accumulated deficit)	(2,421,978)	(1,650,592)
Accumulated other comprehensive income	92,182	54,088
Total stockholders’ (deficit) equity attributable to NFE	(553,650)	182,647
Non-controlling interest	121,212	126,984
Total stockholders’ (deficit) equity	(432,438)	309,631
Total liabilities and stockholders’ (deficit) equity	$10,728,820	$10,555,623
The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy Inc.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
For the three and six months ended June 30, 2026 and 2025
(Unaudited, in thousands of U.S. dollars, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Operating revenue	$272,436	$228,088	$457,650	$612,969
Vessel charter revenue	16,091	46,739	27,319	92,175
Contract novation income	1,275	1,693	2,218	3,439
Other revenue	22,700	27,580	52,268	67,799
Total revenues	312,502	304,100	539,455	776,382

Operating expenses
Cost of sales (exclusive of depreciation and amortization shown separately below)	210,380	208,162	410,065	510,539
Vessel operating expenses	5,973	8,068	6,627	15,244
Operations and maintenance	41,048	57,403	89,313	112,343
Selling, general and administrative	85,342	56,559	132,982	108,379
Transaction and integration costs	72,483	75,354	125,767	87,285
Depreciation and amortization	45,590	52,870	86,672	109,181
Goodwill impairment expense	—	582,172	—	582,172
Asset impairment expense	—	122,883	61,864	123,129
Loss (Gain) on sale	404	(470,994)	258	(470,994)
Total operating expenses	461,220	692,477	913,548	1,177,278
Operating (loss) income	(148,718)	(388,377)	(374,093)	(400,896)
Interest expense	226,672	186,389	413,552	386,698
Other (income) expense, net	1,236	(59,024)	(41,956)	(122,961)
Loss on extinguishment of debt	4,293	20,320	4,293	20,787
(Loss) income before income taxes	(380,919)	(536,062)	(749,982)	(685,420)
Tax (benefit) provision	(7,964)	10,400	23,577	36,468
Net (loss) income	(372,955)	(546,462)	(773,559)	(721,888)

Net (loss) income attributable to common stockholders	$(371,441)	$(544,712)	$(771,386)	$(722,894)

Net (loss) income per share – basic	$(1.30)	$(1.99)	$(2.70)	$(2.64)
Net (loss) income per share – diluted	$(1.30)	$(1.99)	$(2.70)	$(2.64)

Weighted average number of shares outstanding – basic	285,607,906	274,371,636	285,654,849	273,996,219
Weighted average number of shares outstanding – diluted	285,607,906	274,371,636	285,654,849	273,996,219

Other comprehensive (loss) income:
Currency translation adjustment	3,179	29,920	37,509	54,173
Comprehensive (loss) income	(369,776)	(516,542)	(736,050)	(667,715)
Comprehensive (income) loss attributable to non-controlling interest	2,130	616	2,758	(2,263)
Comprehensive (loss) income attributable to stockholders	$(367,646)	$(515,926)	$(733,292)	$(669,978)
The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three and six months ended June 30, 2026 and 2025
(Unaudited, in thousands of U.S. dollars, except share amounts)

	Class A common stock		Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive (loss) income	Non-controlling Interest	Total stockholders’ deficit
	Shares	Amount
Balance as of December 31, 2025	284,552,811	$2,845	$1,776,306	$(1,650,592)	$54,088	$126,984	$309,631
Net income (loss)	—	—	—	(399,945)	—	(659)	(400,604)
Other comprehensive income (loss)	—	—	—	—	34,299	31	34,330
Share-based compensation expense	—	—	3,790	—	—	—	3,790
Issuance of shares for vested share-based compensation awards	1,862,805	19	—	—	—	—	19
Shares withheld from employees related to share-based compensation, at cost	(780,966)	(8)	(1,044)	—	—	—	(1,052)
Dividends	—	—	—	—	—	(1,150)	(1,150)
Balance as of March 31, 2026	285,634,650	$2,856	$1,779,052	$(2,050,537)	$88,387	$125,206	$(55,036)
Net income (loss)	—	—	—	(371,441)	—	(1,514)	(372,955)
Other comprehensive income (loss)	—	—	—	—	3,795	(616)	3,179
Share-based compensation expense	—	—	5,022	—	—	—	5,022
Settlement of vested share-based compensation awards	—	—	(10,784)	—	—	—	(10,784)
Dividends	—	—	—	—	—	(1,864)	(1,864)
Balance as of June 30, 2026	285,634,650	$2,856	$1,773,290	$(2,421,978)	$92,182	$121,212	$(432,438)

	Series B convertible preferred stock		Class A common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Non- controlling interest	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	96,746	$90,570	266,459,093	$2,664	$1,674,312	$193,561	$7,504	$122,660	$2,000,701
Net income	—	—	—	—	—	(177,634)	—	2,208	(175,426)
Other comprehensive income	—	—	—	—	—	—	23,582	671	24,253
Share-based compensation expense	—	—	—	—	(229)	—	—	—	(229)
Class A stock issued, net of issuance costs	—	—	661,207	7	363	—	—	—	370
Acquisition of non-controlling interest	—	—	—	—	(1,356)	—	—	534	(822)
Issuance of shares for vested share-based compensation awards	—	—	31,814	—	—	—	—	—	—
Shares withheld from employees related to share-based compensation, at cost	—	—	(13,086)	—	(159)	—	—	—	(159)
Conversion of Series B convertible preferred stock	(60,000)	(49,969)	6,651,511	67	49,898	—	—	—	49,965
Dividends	—	107	—	—	—	(548)	—	(3,019)	(3,567)
Balance as of March 31, 2025	36,746	$40,708	273,790,539	$2,738	$1,722,829	$15,379	$31,086	$123,054	$1,895,086
Net income	—	—	—	—	—	(544,266)	—	(2,196)	(546,462)
Other comprehensive income	—	—	—	—	—	—	28,340	1,580	29,920
Share-based compensation expense	—	—	—	—	5,250	—	—	—	5,250
Issuance of shares for vested share-based compensation awards	—	—	720,642	7	—	—	—	—	7
Shares withheld from employees related to share-based compensation, at cost	—	—	(309,718)	(3)	(1,648)	—	—	—	(1,651)
Dividends	—	446	—	—	(446)	—	—	—	(446)
Balance as of June 30, 2025	36,746	$41,154	274,201,463	$2,742	$1,725,985	$(528,887)	$59,426	$122,438	$1,381,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

New Fortress Energy Inc.
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2026 and 2025
(Unaudited, in thousands of U.S. dollars)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(773,559)	$(721,888)
Adjustments for:
Amortization of deferred financing costs and debt guarantee, net	21,643	43,073
Depreciation and amortization	107,867	127,785
Deferred taxes	(9,766)	11,822
Share-based compensation	8,812	5,021
Asset impairment expense	61,864	123,129
Goodwill impairment expense	—	582,172
(Gain) loss on sale	258	(470,994)
Loss on extinguishment of debt	4,293	20,787
(Earnings) recognized from vessels chartered to third parties transferred to Energos	(3,652)	(23,329)
Other	9,269	(14,422)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	145,653	(16,317)
(Increase) decrease in inventories	(1,723)	6,112
(Increase) decrease in other assets	(70,052)	(37,370)
(Increase) decrease in right-of-use assets	33,405	32,772
Increase (decrease) in accounts payable/accrued liabilities	134,486	101,753
Increase (decrease) in lease liabilities	(27,776)	(39,857)
Increase (decrease) in other liabilities	80,737	(66,440)
Net cash provided by (used in) operating activities	(278,241)	(336,191)

Cash flows from investing activities
Capital expenditures	(83,848)	(501,730)
Sale of Jamaica business	—	949,456
Other investing activities	—	4,791
Net cash provided by (used in) investing activities	(83,848)	452,517

Cash flows from financing activities
Proceeds from borrowings of debt	1,201,276	1,316,864
Repayment of debt	(674,194)	(1,390,187)
Payments made for capital expenditures paid beyond customary vendor payment terms	(16,114)	(199,033)
Payment of deferred financing costs	(6,443)	(27,774)
Payment of dividends	—	(3,014)
Other financing activities	(7,132)	(6,317)
Net cash provided by (used in) financing activities	497,393	(309,461)
Impact of changes in foreign exchange rates on cash and cash equivalents	7,901	48,965
Net increase (decrease) in cash, cash equivalents and restricted cash	143,205	(144,170)
Cash, cash equivalents and restricted cash – beginning of period	356,942	965,577
Cash, cash equivalents and restricted cash – end of period	$500,147	$821,407

Supplemental disclosure of non-cash investing and financing activities:
Changes in accounts payable and accrued liabilities associated with construction in progress and property, plant and equipment additions	$65,703	$(186,115)
Accounts payable and accrued liabilities associated with construction in progress and property, plant and equipment additions	239,098	272,194
Proceeds held in escrow	—	98,635
Principal payments on financing obligation to Energos by third-party charters	—	(17,027)

The following table identifies the balance sheet line-items included in Cash and cash equivalents and Restricted cash presented in the Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2026	2025
Cash and cash equivalents	$161,191	$551,109
Restricted cash	338,956	270,298
Cash, cash equivalents and restricted cash – end of period	$500,147	$821,407

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
Events of default on outstanding debt are summarized as follows:
•NFE Financing LLC, a subsidiary of the Company (“NFE Financing”), did not make the interest payment of $163,800 due to holders of the New 2029 Notes (as defined in the Company's Annual Form 10-K) on November 17, 2025, and subsequent interest payments due to these lenders have not been paid. An event of default under the indenture governing the New 2029 Notes arose on November 20, 2025, when the contractual grace period for interest payments on such notes expired. On November 18, 2025, the Company and certain of its subsidiaries, including NFE Financing, entered into a forbearance agreement with the beneficial holders of greater than 70% of the New 2029 Notes (the “New 2029 Notes Forbearance Agreement”), pursuant to which such beneficial holders agreed to forbear from accelerating or exercising remedies in respect of such event of default. The New 2029 Notes Forbearance Agreement was initially in effect through December 15, 2025, and the Company continues to have forbearance for defaults covered by the New 2029 Notes Forbearance Agreement and other specified defaults in the RSA as long as the RSA remains in effect.
•The Company did not make the interest payment of $30,644 due under the Term Loan B Credit Agreement (as defined in the Company's Annual Form 10-K) on December 10, 2025, and subsequent interest payments due to these lenders have not been paid. An event of default under the Term Loan B Credit Agreement arose on December 17, 2025, when the contractual grace period for interest payments on the loans expired. On December 17, 2025, the Company and certain of its subsidiaries entered into a forbearance agreement with certain lenders of the Term Loan B (the “Term Loan B Forbearance Agreement”), pursuant to which such lenders agreed to forbear from accelerating or exercising remedies in respect of such events of default. The Company also did not make the principal payment of $3,181 due on December 31, 2025, and the event of default arising from the failure to make this principal payment, as well as subsequent principal and interest payments, was also covered by the Term Loan B Forbearance Agreement. The Term Loan B Forbearance Agreement was originally scheduled to terminate on January 9, 2026, and the Company continues to have forbearance for defaults covered by the Term Loan B Forbearance Agreement and other specified defaults in the RSA as long as the RSA remains in effect.

•The Company did not make the interest payment of $1,647 due under the Term Loan A Credit Agreement (as defined in the Company's Annual Form 10-K) on December 10, 2025, and subsequent interest payments due to these lenders have not been paid. An event of default under the Term Loan A Credit Agreement arose on December 17, 2025, when the contractual grace period for interest payments on the loans expired. On December 17, 2025, the Company and certain of its subsidiaries entered into a forbearance agreement (the “Term Loan A Forbearance Agreement”), with certain lenders of the Term Loan A, pursuant to which such lenders agreed to forbear from accelerating or exercising remedies in respect of such event of default. The Term Loan A Forbearance Agreement was initially in effect through January 9, 2026, and the Company continues to have forbearance for defaults covered by the Term Loan A Forbearance Agreement and other specified defaults in the RSA as long as the RSA remains in effect.
•The Company did not make any interest payments under the Revolving Facility (as defined in the Company's Annual Form 10-K), beginning with the payment due on November 28, 2025. An event of default under the Revolving Facility arose on January 13, 2026, when the contractual grace period for interest payments on the loans expired. The Company and certain of its subsidiaries subsequently entered into a forbearance agreement (the "RF Forbearance Agreement") with certain lenders to the Revolving Facility, pursuant to which such lenders agreed to forbear from accelerating or exercising remedies in respect of such event of default. The RF Forbearance Agreement was initially in effect through January 23, 2026, and the Company continues to have forbearance for defaults covered by the RF Forbearance Agreement and other specified defaults in the RSA as long as the RSA remains in effect.
•The Company did not make the interest payment of $10,357 due to holders of the 2029 Notes (as defined in the Company's Annual Form 10-K) on March 15, 2026. An event of default under the indenture governing the 2029 Notes arose on April 14, 2026, when the contractual grace period for interest payments on such notes expired.
•The Company did not make the interest payment of $16,604 due to the holders of the 2026 Notes (as defined in the Company's Annual Form 10-K) on March 31, 2026. An event of default under the indenture governing the 2026 Notes arose on April 30, 2026, when the contractual grace period for interest payments on such notes expired.
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
◦approximately (i) $571,300 in senior secured term loans and, solely to the extent necessary, if at all, to meet the consolidated minimum liquidity threshold ($100,000) (the "Minimum Liquidity Threshold") on the closing date of the Restructuring Transaction, up to $35,000 of Senior Capital Raise Term Loans, and (ii) Capital Raise Junior Term Loans in an aggregate principal amount, if any, required to satisfy the Minimum Liquidity Threshold to the extent not satisfied after giving pro forma effect to the incurrence of the Senior Capital Raise Term Loans, each incurred by the Company, as borrower, and guaranteed by each subsidiary of the Company that will be part of CoreCo (subject to customary exclusions and other exclusions to be agreed) (“New CoreCo Term Loans”);
◦convertible preferred stock of NFE with an initial aggregate liquidation preference of approximately $2,460,000 (“CoreCo Convertible Preferred Stock”);
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
•All shares of the Company’s Class A common stock outstanding immediately prior to the consummation of the Restructuring Transaction will remain outstanding and will represent 35% of the Company’s Class A common stock issued and outstanding following the consummation of the Restructuring Transaction (but before giving effect to shares authorized under an incentive plan for directors, officers and other employees of the Company or any conversion of the CoreCo Convertible Preferred Stock into NFE Class A common stock); and
•If required in order to meet the Minimum Liquidity Threshold on the closing date of the Restructuring Transaction, the Company will offer to all eligible creditors the opportunity to participate in a capital raise, pursuant to which the Company would raise up to $35,000 in aggregate principal amount of additional New CoreCo Term Loans (the "Senior Capital Raise Term Loans") and, to the extent the Minimum Liquidity Threshold would not be met after giving effect to the additional New CoreCo Term Loans, junior term loans secured by a second-priority lien in an amount so that the Minimum Liquidity Threshold would be met (the "Capital Raise Junior Term Loans").
Upon the consummation of the Restructuring Transaction, the Company will pay to holders of or lenders under the debt instruments described above that became Supporting Creditors on or before 5:00 p.m. New York City time on April 8, 2026 consistent with the terms and conditions of the RSA, an early consent fee (the “Early Consent Fee”) in an amount equal to 0.75% of the principal amount of such Supporting Creditors’ pro rata claim in:
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
f.for each supporting lender under the Term Loan A Credit Agreement, (i) the principal outstanding under the Term Loan A Credit Agreement, plus (ii) a share of principal outstanding under the Series I Loan Debt and the Series II Loan Debt in proportion to the share of recoveries for lenders under the Term Loan A Credit Agreement in respect of the Brazil Collateral under the Brazil Parent ICA; and
g.for each supporting holder of the New 2029 Notes, a share of principal outstanding under the Series I Loan Debt and the Series II Loan Debt in proportion to the share of recoveries for holders of the New 2029 Notes in respect of the Brazil Collateral under the Brazil Parent ICA.
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
Summary of the New CoreCo Term Loans
The Company expects to use the proceeds of the New CoreCo Term Loans to refinance, on a cashless basis, certain of the loans and other obligations outstanding under the Revolving Credit Agreement and Term Loan B Credit Agreement. If necessary, the cash proceeds of up to $35,000 of additional New CoreCo Term Loans will be used to satisfy the Minimum Liquidity Threshold required by the RSA and, to the extent the Minimum Liquidity Threshold would not be met after giving effect to the additional New CoreCo Term Loans, term loans second ranking to such additional New CoreCo Term Loans in an amount such that the Minimum Liquidity Threshold would be met. The New CoreCo Term Loans will mature five years after the closing date of the Restructuring Transaction and will amortize at a rate of 1% per annum, paid quarterly. The New CoreCo Term Loans will be guaranteed, jointly and severally, on a senior secured basis by each subsidiary that is a guarantor under the Letter of Credit Facility on the closing date of the Restructuring Transaction, and will be secured by substantially the same collateral as the collateral that currently secures the Letter of Credit Facility, subject to certain exceptions, including the Company’s FLNG 2 assets. To the extent the Minimum Liquidity Threshold is not satisfied after giving effect to the funding of the New CoreCo Term Loans, the Company is permitted to incur additional indebtedness that will be guaranteed by the same guarantors guaranteeing the New CoreCo Term Loans and secured by a second-priority lien on all of the collateral securing the New CoreCo Term Loans.
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
Holder Elections
Holders of debt under the R-2 Revolving Credit Facility and the Term Loan A Credit Agreement were given the opportunity to elect to receive (a) their pro rata share of $45,000 in lieu of the BrazilCo Common Equity they would receive in exchange for their debt and holders of debt under the Revolving Credit Agreement were given the opportunity to elect to receive (b) additional New CoreCo Term Loans in lieu of the CoreCo Convertible Preferred Stock they would receive in exchange for their claims, up to a cap, at a rate of 50% of the initial liquidation preference of the CoreCo Convertible Preferred Stock in aggregate principal amount of New CoreCo Term Loans.

In addition, pursuant to the terms of the RSA, upon consummation of the Restructuring Transaction, Wesley R. Edens will purchase from certain of our existing creditors 6,672 shares of CoreCo Convertible Preferred Stock (initial liquidation preference of $1,000 per share) at a price of $250 per share.
The Restructuring Plans
The Company expects to complete the Restructuring Transaction through restructuring plans promoted by each of two indirect subsidiaries of the Company, (i) NFE Global Holdings Limited (“NFE Global”) and (ii) NFE Brazil Newco Limited (“NFE Brazil Newco”) (each, a “PlanCo”) under Part 26A of the UK Companies Act 2006 (for each PlanCo, the “Restructuring Plan”, and together, the “Restructuring Plans”) and sanctioned by the High Court of Justice in England (the “UK High Court”). NFE Global proposed a Restructuring Plan (the “CoreCo Plan”) that will comprise the debt under the Series I Credit Agreement, Series II Credit Agreement, 2026 Notes, 2029 Notes, Revolving Credit Agreement, Term Loan A Credit Agreement and Term Loan B Credit Agreement and NFE Brazil Newco proposed a Restructuring Plan (the “BrazilCo Plan”) that will comprise the debt under the New 2029 Notes. The Restructuring Plans will bind all relevant creditors, and release the obligations of the Company and all guarantors, under the debt instruments addressed in the Restructuring Plans; however, neither the Company nor any of its subsidiaries other than the PlanCos were parties to the Restructuring Plans proceedings in the UK High Court, the chapter 15 recognition proceedings or any other restructuring, bankruptcy or insolvency proceeding in connection with the Restructuring Transaction. On June 18, 2026, the UK High Court approved and granted an order sanctioning the Restructuring Plans. On June 26, 2026, a hearing was held before the United States Bankruptcy Court of the Southern District of New York, which confirmed the recognition of the Restructuring Plans in the United States under chapter 15 of the U.S. Bankruptcy Code. The Company continues to work with the Supporting Creditors to finalize the terms and complete the Restructuring Transaction.
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
The parties’ obligations to consummate the Restructuring Transaction are subject to the satisfaction of certain conditions, including receipt of required regulatory and third-party consents and approvals, and satisfaction of certain process “milestones”. The Restructuring Transaction is expected to close during the third quarter of 2026, upon satisfaction of the remaining conditions.
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
The Company has received approval on all proposals in connection with the Restructuring Transaction from the Company’s stockholders at its 2026 Annual Meeting of Stockholders, including, among other things, an amendment to the Company’s Certificate of Incorporation (the “Certificate of Incorporation”) to increase the number of authorized shares of NFE Class A common stock; approval for the potential issuance of common stock exceeding 20% of the current outstanding shares to comply with Nasdaq rules; an amendment to the Company’s 2019 Omnibus Incentive Plan to increase the number of shares available for grants; and an amendment to the Certificate of Incorporation to authorize a reverse stock split at a ratio of 1-for-50.
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
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendment provides a practical expedient that allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. The amendments of the ASU should be applied prospectively and are effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company adopted ASU 2025-05 on January 1, 2026. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.
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
For the three and six months ended June 30, 2026, the Company recognized a loss of $4,536 and $8,518, respectively, which was recorded within Cost of sales in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. As of June 30, 2026 and December 31, 2025, the Condensed Consolidated Balance Sheets includes a receivable, net of $27,253 and $56,632 from the energy trader, respectively.
6. Revenue recognition
Operating revenue in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income includes revenue from sales of LNG and natural gas as well as outputs from the Company’s natural gas-fueled power generation facilities, including power and steam, and the sale of LNG cargos. LNG cargo sales for the three and six months ended June 30, 2026 were $24,615 and $68,541, respectively. LNG cargo sales for the three and six months ended June 30, 2025 were $24,304 and $207,035, respectively.
The table below summarizes the activity in Other revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income and other revenue	$69	$—	$184	$11,449
Operation and maintenance revenue	22,631	27,580	52,084	56,350
Total other revenue	$22,700	$27,580	$52,268	$67,799
Operation and maintenance revenue is recognized by the Company's subsidiary, Genera PR LLC ("Genera"), under its contract for the operation and maintenance of PREPA's thermal generation assets. Under this agreement, Genera is paid a fixed annual fee and reimbursed for pass-through expenses, including payroll expenses of Genera employees.
Under most customer contracts, invoicing occurs once the Company’s performance obligations have been satisfied, at which point payment is unconditional. As of June 30, 2026 and December 31, 2025, receivables related to revenue from contracts with customers totaled $244,763 and $388,683, respectively, and were included in Receivables, net on the Condensed Consolidated Balance Sheets, net of current expected credit losses of $17,385 and $17,424, respectively. Other items included in Receivables, net that are not related to revenue from contracts with customers represent lease receivables and receivables due under the structured trading operation (Note 5), which are accounted for outside the scope of ASC 606.
Contract assets include unbilled amounts resulting from contracts, in which the performance obligation is satisfied and revenue is recognized while our right to receipt is conditional upon certain considerations. The Company has recognized contract liabilities, comprised of unconditional payments due or paid under the contracts with customers prior to the Company’s satisfaction of the related performance obligations. The contract assets and contract liabilities balances as of June 30, 2026 and December 31, 2025 are detailed below:

	June 30, 2026	December 31, 2025
Contract assets, net - current	$19,849	$21,791
Contract assets, net - non-current	10,000	10,375
Total contract assets, net	$29,849	$32,166

Contract liabilities, net - current	$13,808	$14,133
Contract liabilities, net - non-current	9,000	9,750
Total contract liabilities, net	$22,808	$23,883

Revenue recognized in the year from:
Amounts included in contract liabilities at the beginning of the year	$3,001	$4,051
Contract assets are presented net of expected credit losses of $188 and $297 as of June 30, 2026 and December 31, 2025, respectively.
The Company has recognized costs to fulfill contracts with customers, which primarily consist of expenses required to enhance resources to deliver under agreements with these customers. These costs can include set-up and mobilization costs incurred ahead of the service period, and such costs will be recognized on a straight-line basis over the expected term of the agreement. Capitalized costs to fulfill contracts with customers are included within Prepaid expenses and other current assets, net (current portion) and Other non-current assets, net (non-current portion) in the Condensed Consolidated Balance Sheets.
The following table summarizes the capitalized costs to fulfill contracts with customers as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Capitalized costs to fulfill contracts with customers - current	$1,602	1,602
Capitalized costs to fulfill contracts with customers - non-current	$9,624	10,425
In addition to the revenue recognized under ASC 606, in the fourth quarter of 2024, the Company novated an LNG supply contract to a customer, and the Company received a payment of $295,558. As this payment was non-refundable and relieved the Company of a portion of its guarantee obligation under this arrangement, these payments were recognized as contract novation income with the revenue caption in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. For the three and six months ended June 30, 2026, the Company recognized $1,275 and $2,218 of contract novation income, respectively. For the three and six months ended June 30, 2025, the Company recognized $1,693 and $3,439 of contract novation income, respectively. Contract novation income represents the accretion to the remaining payments that will be made between the third quarter of 2026 and the first quarter of 2028 (Note 11).
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

Period	Revenue
Remainder of 2026	$243,885
2027	723,695
2028	712,310
2029	701,044
2030	700,394
Thereafter	7,091,170
Total	$10,172,498
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
Lessor arrangements
Vessels that are chartered to customers under operating leases are recognized within Vessels in Note 13. Vessels that are accounted for as a failed sale leaseback as of June 30, 2026 and December 31, 2025, including those vessels chartered to third parties, continue to be recognized on the Condensed Consolidated Balance Sheets, and as such, the carrying amount of these vessels that are leased to third parties under long-term operating leases is as follows:

	June 30, 2026	December 31, 2025
Property, plant and equipment	$137,562	$154,196
Accumulated depreciation	(39,177)	(38,661)
Property, plant and equipment, net	$98,385	$115,535
The components of lease income from vessel operating leases for the three and six months ended June 30, 2026 and 2025 are shown below, inclusive of vessels accounted for as a failed sale leaseback.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease income	$15,015	$44,231	$23,831	$85,138
Variable lease income	1,076	2,508	3,488	7,037
Total operating lease income	$16,091	$46,739	$27,319	$92,175
Cash receipts on long-term vessel charters that are part of the failed sale leaseback transaction are received by Energos. As such, future cash receipts from both operating and finance leases were not significant as of June 30, 2026 and 2025.

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
As of June 30, 2026 and December 31, 2025, ROU assets, current lease liabilities and non-current lease liabilities consisted of the following:

	June 30, 2026	December 31, 2025
Operating right-of-use-assets	$198,071	$394,795
Finance right-of-use-assets (1)	11,512	17,022
Total right-of-use assets	$209,583	$411,817

Current lease liabilities:
Operating lease liabilities	$81,216	$69,832
Finance lease liabilities	1,824	2,425
Total current lease liabilities	$83,040	$72,257
Non-current lease liabilities:
Operating lease liabilities	$171,642	$318,118
Finance lease liabilities	635	701
Total non-current lease liabilities	$172,277	$318,819
(1) Finance lease ROU assets are recorded net of accumulated amortization of $3,119 and $4,860 as of June 30, 2026 and December 31, 2025.
During the six months ended June 30, 2026, the owner of a vessel under an operating lease repossessed the vessel after the Company failed to make certain lease payments. The lessor subsequently initiated arbitration proceedings seeking damages, fees and costs (Note 18). As the Company no longer has control of the leased asset, the Company impaired the right of use asset, recognizing an impairment charge of $60,597 within Asset impairment expense in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The associated lease liability remains in full in Current lease liabilities on the Condensed Consolidated Balance Sheets as the Company is not relieved of its obligation and further expects this matter to be resolved within the next 12 months from the balance sheet date.

For the three and six months ended June 30, 2026 and 2025, the Company’s operating lease cost recorded within the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fixed lease cost	$3,577	$35,284	$13,373	$76,929
Variable lease cost	27	(749)	(211)	(227)
Short-term lease cost	849	567	1,554	1,510

Lease cost - Cost of sales	$1,813	$31,700	$10,128	$69,866
Lease cost - Operations and maintenance	1,317	2,550	2,113	5,825
Lease cost - Selling, general and administrative	1,322	852	2,474	2,521
For the three months ended June 30, 2026 and 2025, the Company has capitalized $5,962 and $2,479 of lease costs, respectively. For the six months ended June 30, 2026 and 2025, the Company has capitalized $17,847 and $7,137 of lease costs, respectively. Short-term lease costs for vessels chartered by the Company to transport inventory from a supplier’s facilities to the Company’s storage locations are capitalized to inventory. Capitalized costs include vessels used during the commissioning of development projects.
The Company has leases of ISO tanks and a parcel of land that are recognized as finance leases. For the three and six months ended June 30, 2026 and 2025, the Company’s finance interest expense and amortization recorded in Interest expense and Depreciation and amortization, respectively, within the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense related to finance leases	$25	$77	$64	$167
Amortization of right-of-use asset related to finance leases	307	369	676	744
Cash paid for operating leases is reported in operating activities in the Condensed Consolidated Statements of Cash Flows. Supplemental cash flow information related to leases was as follows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Operating cash outflows for operating lease liabilities	$3,999	$92,318
Financing cash outflows for finance lease liabilities	210	1,994
Right-of-use assets obtained in exchange for new operating lease liabilities	841	—

The future payments due under operating and finance leases as of June 30, 2026 are as follows:

	Operating Leases	Financing Leases
Due remainder of 2026	$65,056	$1,770
2027	97,890	89
2028	37,854	89
2029	36,800	89
2030	36,866	89
Thereafter	143,701	674
Total lease payments	$418,167	$2,800
Less: effects of discounting	165,309	341
Present value of lease liabilities	$252,858	$2,459

Current lease liability	$81,216	$1,824
Non-current lease liability	171,642	635
As of June 30, 2026, the weighted average remaining lease term for operating leases was 8.8 years and finance leases was 7.3 years. Because the Company generally does not have access to the rate implicit in the lease, the incremental borrowing rate is utilized as the discount rate. The weighted average discount rate associated with operating leases as of June 30, 2026 and December 31, 2025 was 13.2% and 9.7%, respectively. The weighted average discount rate associated with finance leases as of June 30, 2026 and December 31, 2025 was 6.0% and 5.5%, respectively.
8. Financial instruments
Foreign currency risk management
During 2024, the Company entered into a series of foreign exchange forward contracts and zero-cost collars to reduce exchange rate risk associated with U.S. dollar borrowings and expected capital expenditures. As of June 30, 2026 and December 31, 2025, the notional amount of outstanding foreign exchange contracts was approximately $8,600 and $12,900, respectively. These instruments are expected to settle through the third quarter of 2026. The amount of loss recognized in Other (income) expense, net in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and six months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Financial instrument	2026	2025	2026	2025
Foreign exchange forward contracts	$—	$257	$—	$13,993
Zero-cost collar options	56	3,638	545	4,265
Total realized and unrealized loss recognized	$56	$3,895	$545	$18,258
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
Fair value
The Company uses the market approach when valuing investment in equity securities and foreign exchange forward contracts which are recorded in Prepaid expenses and other current assets, net, Other non-current assets, net, and Other current liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025.
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
The following table presents the Company’s financial assets and financial liabilities, including those that are measured at fair value, as of June 30, 2026 and December 31, 2025:

	Level 1	Level 2	Level 3	Total
June 30, 2026
Assets
Investment in equity securities	$—	$—	$8,678	$8,678

Liabilities
Foreign exchange contracts	—	45	—	45
Contingent consideration derivative liabilities	—	—	39,308	39,308

December 31, 2025
Assets
Investment in equity securities	$—	$—	$8,678	$8,678
Foreign exchange contracts	—	474	—	474

Liabilities
Contingent consideration derivative liabilities	—	—	32,586	32,586
Embedded contingent interest derivative	—	—	1,970	1,970
The Company believes the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of June 30, 2026 and December 31, 2025 and are classified as Level 1 within the fair value hierarchy.
The table below summarizes the total loss (gains) for instruments measured at Level 3 in the fair value hierarchy. The loss (gains) for contingent consideration derivative liabilities and embedded contingent interest derivative are recorded within Other (income) expense, net, and Interest expense, respectively, in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and six months ended June 30, 2026 and 2025 and are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Unrealized (gain) loss
Contingent consideration derivative liabilities	$12,004	$(3,830)	$6,757	$(6,205)
Embedded contingent interest derivative	(671)	(1,597)	(1,970)	2,126
During the three and six months ended June 30, 2026 and 2025, the Company had no transfers in or out of Level 3 in the fair value hierarchy. During the first quarter of 2024, the Company sold substantially all of its investment in Energos; this investment had been accounted for as an equity method investment. The Company retained an investment in Energos valued at $1,000, which is shown as a Level 3 investment in equity securities in the table above.
9. Restricted cash
As of June 30, 2026 and December 31, 2025, restricted cash consisted of the following:

	June 30, 2026	December 31, 2025
Cash restricted under the terms of loan agreements	$299,634	$90,105
Collateral for letters of credit and performance bonds	39,322	40,384
Total restricted cash	$338,956	$130,489
Uses of cash proceeds under BNDES Term Loan and PortoCem Debentures (see Note 16) are restricted to certain payments to construct the Company's power plants in Brazil. In addition, cash proceeds from the New Brazil Notes (as defined in Note 16) are restricted for certain uses as described in the indenture.
10. Inventory
As of June 30, 2026 and December 31, 2025, inventory consisted of the following:

	June 30, 2026	December 31, 2025
LNG and natural gas inventory	$104,923	$100,101
Automotive diesel oil inventory, bunker fuel, materials, supplies and other	14,911	19,346
Total inventory	$119,834	$119,447
Inventory is adjusted to the lower of cost or net realizable value each quarter. Changes in the value of inventory are recorded within Cost of sales in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. No adjustments were recorded during the three and six months ended June 30, 2026 and 2025.
11. Prepaid expenses and other current assets
As of June 30, 2026 and December 31, 2025, prepaid expenses and other current assets consisted of the following:

	June 30, 2026	December 31, 2025
Prepaid expenses	$42,346	$24,245
Proceeds held in escrow	40,927	41,000
Recoverable taxes	231,521	163,399
Contract assets (Note 6)	19,849	21,791
Short-term receivable	92,016	65,921
Deferred financing costs	13,528	18,876
Income taxes receivable	13,013	15,963
Other current assets	59,357	49,152
Total prepaid expenses and other current assets, net	$512,557	$400,347

Proceeds held in escrow primarily consisted of amounts related to the sale of the Jamaica business of $40,927 and $41,000 as of June 30, 2026 and December 31, 2025, respectively.
In the fourth quarter of 2024, the Company novated an LNG supply contract to a customer. In conjunction with this novation, the Company agreed to guarantee the performance of the LNG supplier. In exchange for this guarantee, the Company will receive payments totaling $126,668 from the counterparty. These payments will be made between the third quarter of 2026 through the first quarter of 2028, and a portion of the discounted value of the payment stream has been recorded as a receivable. The balance has been presented as short-term receivable and long-term receivable based on the expected timing of receipt.
Financing costs include deferred costs associated with the Company’s Revolving Facility. The income tax receivable represents the expected refund resulting from the carryback of foreign tax credits to past tax year. The remaining balance of other current assets as of June 30, 2026 and December 31, 2025 primarily consists of deposits.
12. Construction in progress
The Company’s construction in progress activity during the six months ended June 30, 2026 is detailed below:

June 30, 2026
Construction in progress as of December 31, 2025	$3,593,971
Additions	298,774
Asset impairment expense	(674)
Impact of currency translation adjustment	120,109
Assets placed in service	(454,922)
Construction in progress as of June 30, 2026	$3,557,258
Interest expense of $157,509 and $137,611, inclusive of amortized debt issuance costs, was capitalized for the six months ended June 30, 2026 and 2025, respectively.
The Company has significant development activities in Latin America, including significant projects in Brazil. Construction in progress relating to BrazilCo was $1,775,372 and $1,770,782 as of June 30, 2026 and December 31, 2025, respectively. The successful completion of these development projects is subject to various risks, such as obtaining government approvals, identifying suitable sites, securing financing and permitting, and ensuring contract compliance.
13. Property, plant and equipment, net
As of June 30, 2026 and December 31, 2025, the Company’s property, plant and equipment, net consisted of the following:

	June 30, 2026	December 31, 2025
LNG liquefaction facilities	$3,268,547	$3,264,547
Vessels	1,113,503	974,105
Terminal and power plant equipment	789,200	480,244
Gas pipelines	291,355	291,355
Power facilities	166,256	159,390
ISO containers and other equipment	40,695	35,750
Land	55,629	56,724
Leasehold improvements	38,239	39,346
Accumulated depreciation	(510,256)	(408,724)
Total property, plant and equipment, net	$5,253,168	$4,892,737
Depreciation expense for the three months ended June 30, 2026 and 2025 totaled $53,241 and $56,431, respectively, of which $10,852 and $8,314, respectively, is included within Cost of sales in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. Depreciation expense for the six months ended June 30, 2026 and 2025 totaled $101,506 and $119,301, respectively, of which $21,195 and $18,715, respectively, is included within Cost of sales in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
On March 8, 2026, the Company entered into a restructuring support agreement with Energos, which was further amended on March 17, 2026 (“Energos RSA”). The Energos RSA, among other things, cancels and terminates the Company's forward starting charter agreement for Nusantara Regas Satu. The Energos RSA will become effective upon completion of the Restructuring Transaction. This transaction will result in the sale of Nusantara Regas Satu that has been accounted for as a failed sale leaseback. Upon closing of the transaction, we expect to derecognize Nusantara Regas Satu from Property, plant and equipment, net, derecognize the related financing obligation, and recognize a non-cash loss of approximately $40,000 as the carrying amount of the vessel exceeds the financing obligation balance.
14. Intangible assets
Intangible assets
The following tables summarize the composition of intangible assets as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Weighted Average Life
Definite-lived intangible assets
Acquired capacity reserve contract	$162,045	$(20,700)	$(5,647)	$135,698	17
Permits and development rights	61,894	(10,496)	1,599	52,997	34
Easements	660	(212)	—	448	30

Indefinite-lived intangible assets
Easements	1,191	—	24	1,215	n/a
Total intangible assets	$225,790	$(31,408)	$(4,024)	$190,358

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net Carrying Amount	Weighted Average Life
Definite-lived intangible assets
Acquired capacity reserve contract	$162,045	$(15,146)	$(14,908)	$131,991	17
Permits and development rights	61,894	(9,572)	1,574	53,896	34
Easements	660	(198)	—	462	30

Indefinite-lived intangible assets
Easements	1,191	—	56	1,247	n/a
Total intangible assets	$225,790	$(24,916)	$(13,278)	$187,596
Amortization expense for the three months ended June 30, 2026 and 2025 was $2,893 and $4,379, respectively. Amortization expense for the six months ended June 30, 2026 and 2025 was $5,685 and $7,741, respectively. Amortization expense was inclusive of reductions in expense for the amortization of unfavorable contract liabilities.
In the third quarter of 2023, An Bord Pleanála (“ABP”), Ireland’s planning commission, denied the Company's application for the development of an LNG terminal and power plant. The Company challenged this decision, and in September 2024, the High Court of Ireland ruled that the ABP did not have appropriate grounds for the denial of our permit. In March 2025, ABP withdrew their appeal to the September 2024 decision of the High Court of Ireland. ABP is now reconsidering the planning application in accordance with Irish Law. Further, in March 2025, An Coimisiún Pleanála (previously ABP) granted the Company’s application to construct a 600 MW power plant and a separate application to construct the 220 kV electricity interconnect. The Company is able to fuel this power plant via the LNG marine import terminal, if approved, or using gas provided from the Company’s permitted pipeline interconnection. The continued development of this project is uncertain and there are multiple risks, including regulatory risks, which could preclude the development of this project; however, management continues to assess all options in respect of future developments for the land held. As of June 30, 2026 and December 31, 2025, the net book value of permits, development rights and other easements to be used in the development of the Company’s development project in Shannon, Ireland was $35,732 and $37,288, respectively.

15. Accrued liabilities
As of June 30, 2026 and December 31, 2025, Accrued liabilities consisted of the following:

	June 30, 2026	December 31, 2025
Accrued interest	$784,351	$404,389
Accrued development costs	42,913	36,874
Accrued litigation	60,120	52,421
Other accrued expenses	145,361	104,092
Total accrued liabilities	$1,032,745	$597,776
Accrued litigation includes management’s estimate of probable losses for certain legal matters (see Note 18).
The Company is not currently paying interest under debt instruments that are subject to the RSA (Note 2), increasing the accrued interest balance as of June 30, 2026. These balances will be settled upon completion of the Restructuring Transaction.

16. Debt
As of June 30, 2026 and December 31, 2025, debt consisted of the following:

	June 30, 2026	December 31, 2025
Corporate debt
Senior Secured Notes, due November 2029	$2,727,297	$2,726,109
Senior Secured Notes, due September 2026	510,797	510,162
Senior Secured Notes, due March 2029	234,617	234,244
Revolving Facility	660,400	660,400
Term Loan A, due July 2027	285,938	283,320
Term Loan B, due October 2028	1,183,673	1,166,784
Short-term Borrowings	—	73,224
Sale leaseback financing
Vessel Financing Obligation, due August 2042	643,053	634,501
Tugboat Financing, due December 2038	45,577	45,642
Turbine Financing Obligation, due July 2036	273,884	—
Asset level financing
PortoCem Debentures, due September 2040	937,665	849,115
BNDES Term Loan, due October 2045	380,154	376,923
New Brazil Notes, due November 2029	876,114	—
Brazil Financing Notes, due August 2029	—	385,808
Turbine Financing, due July 2027	—	133,687
EB-5 Loan, due July 2028	99,182	99,000
Total debt	$8,858,351	$8,178,919
Current portion of long-term debt	$6,727,175	$7,073,477
Long-term debt	2,131,176	1,105,442
Debt is recorded at amortized cost on the Condensed Consolidated Balance Sheets. The fair value of the Company's long-term debt was $5,886,680 and $4,382,841 as of June 30, 2026 and December 31, 2025, respectively, and is classified as Level 2 within the fair value hierarchy.
As of June 30, 2026 and December 31, 2025, the outstanding debt balances under the New 2029 Notes, Term Loan B, Term Loan A, and Revolving Facility were classified as current, primarily due to the existing events of default and/or non-compliance with covenant requirements as described in Note 2. In addition, the outstanding balances of the 2026 Notes, 2029 Notes, PortoCem Debentures, EB-5 Loan, and Tugboat Financing are also classified as current due to events of default and/or expected non-compliance with covenant requirements, as discussed in the Company's Annual Report on Form 10-K.
The terms of the Company's debt instruments have been described in the Annual Report on Form 10-K. Significant changes to the Company's outstanding debt are described below.
PortoCem Financings
The Company did not provide the $79,100 bank guarantee that was due to the holders under the PortoCem Debentures (as defined in the Company's Annual Report on Form 10-K) by June 24, 2026, after the 45-day cure period. Additionally, other non-financial requirements due on April 30, 2026 were not met, including certain financial ratio and certification requirements.
On July 17, 2026, the debenture holders unanimously waived their ability to declare an early maturity event through March 31, 2027 and January 30, 2027, respectively, due to the Company's credit rating downgrades and the Company's non-compliance with other non-financial requirements, in exchange for the Company's contribution of $70,000 into the

PortoCem power plant project by August 21, 2026 as well as an additional supplementary guarantee of $59,100 by January 30, 2027.

The outstanding principal balance of the PortoCem Debentures remains presented as a current liability as of June 30, 2026, given the conditional nature of the waivers obtained and the remaining conditions to be satisfied. Following the completion of the Restructuring Transaction, the Company will no longer own BrazilCo, and the liabilities of BrazilCo, including the PortoCem Debentures will no longer be included in the Company's consolidated financial statements.
Turbine Financing Obligation, due July 2036
In April 2026, the Company completed a transaction with Macquarie Energy LLC (“Macquarie”), pursuant to which ownership of nine turbines were transferred to Macquarie in exchange for approximately $265,883 in cash. Concurrently, the Company entered into a lease agreement to lease back the same turbines under a 10-year lease term with a commencement date of July 1, 2026.
These turbines were subject to the forward starting lease with the Company, which prevents recognition of the sale of these turbines, and therefore these turbines continued to be recognized on the Consolidated Balance Sheets as Construction in progress, and the proceeds were recognized as a financing obligation within Debt. The Company used the proceeds to repay existing debt obligations, specifically the Turbine Financing due July 2027 and the Short-Term Borrowings (both as defined in the Company's Annual Form 10-K), and to provide additional liquidity. The repayment of the Turbine Financing due July 2027 and the Short-Term Borrowings was accounted for as an extinguishment of debt and the Company recorded a debt extinguishment loss of $3,713.
The lease subsequently commenced on July 1, 2026 and the Company has preliminarily determined that the lease will be classified as an operating lease effective July 1, 2026, which is expected to effectuate the sale of these turbines. As a result, during the quarter ending September 30, 2026, the Company expects that the turbine assets will be derecognized as well as the associated financing obligation, with any resulting gain or loss recognized in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. Concurrently, the Company expects to record a ROU asset and lease liability for the lease commencing on July 1, 2026.
Brazil Bridge Credit Agreement
On April 14, 2026, NFE Brazil Holdings Limited (“NFE Brazil Holdings”), an indirect subsidiary of NFE, entered into a credit agreement (the “Brazil Bridge Credit Agreement”) for a senior secured, multiple draw term loan facility of $50,000 (the “Brazil Bridge Term Loan Facility”). The full amount was drawn on April 14, 2026 (the “Brazil Bridge Term Loan”). The Brazil Bridge Term Loan Facility bears interest at a rate of 10% per annum, which will be paid-in-kind. Additionally, the Company incurred a 2.0% lender fee that was paid in kind, which was recorded as a debt discount and is amortized over the term of the loan using the effective interest method. The Brazil Bridge Term Loan, including accrued and unpaid interest, was repaid in full on June 22, 2026, with the proceeds from the issuance of the New Brazil Notes (as defined below).
New Brazil Notes
On June 19, 2026, NFE Brazil Financing Limited, an indirect subsidiary of NFE, issued $973,500 aggregate principal amount of Senior Secured Notes due 2029 (the “New Brazil Notes”), including 10% of commitment fees paid in kind, which was recorded as a discount. The notes bear interest at a rate of 12.0% per annum, payable in kind semi-annually beginning on November 15, 2026 and mature on November 15, 2029. A portion of the proceeds from the issuance of the New Brazil Notes of $477,087 was used to repay the Brazil Bridge Term Loan (as defined above) and the Brazil Financing Notes (as defined in the Company's Annual Form 10-K), including any accrued and unpaid interest and interest paid-in-kind. As of June 30, 2026, $245,778 of proceeds are held in escrow and restricted for certain uses as described in the indenture, which is presented in Restricted cash on the Condensed Consolidated Balance Sheet.

The repayment of the Brazil Bridge Term Loan and the Brazil Financing Notes was evaluated on a creditor-by-creditor basis to determine whether the transaction should be accounted for as a modification or extinguishment of debt. As a result of this evaluation, the repayment of the Brazil Bridge Term Loan was determined to be an extinguishment of debt and, therefore, the Company recorded a debt extinguishment loss of $580 to write off the unamortized discount and unamortized issuance costs. The repayment of the Brazil Financing Notes was treated as a modification, and fees and amortized issuance costs amounting to $9,325 that were attributed to the lender that participated in both the Brazil Financing Notes and the New Brazil Notes will be amortized over the term of the New Brazil Notes.

Upon completion of the Restructuring Transaction contemplated under the RSA, NFE will no longer own BrazilCo, and the liabilities of BrazilCo, including the New Brazil Notes will no longer be included in the Company's consolidated financial statements.
Interest expense

Interest and related amortization of debt issuance costs, premiums and discounts recognized during major development and construction projects are capitalized and included in the cost of the project. Interest expense, net of amounts capitalized, recognized for the three and six months ended June 30, 2026 and 2025 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest per contractual rates	$250,474	$213,564	$485,046	$430,978
Interest expense on Vessel Financing Obligation	28,221	45,064	56,100	90,304
Amortization of debt issuance costs, premiums and discounts	15,421	13,705	29,850	49,856
Interest expense incurred on finance lease obligations	26	77	65	167
Total interest costs	$294,142	$272,410	$571,061	$571,305
Capitalized interest	67,470	86,021	157,509	184,607
Total interest expense	$226,672	$186,389	$413,552	$386,698
Interest expense on the Vessel Financing Obligation includes non-cash expense of $24,230 and $47,094 for the three and six months ended June 30, 2026, respectively, and $21,065 and $43,244 for the three and six months ended June 30, 2025, respectively, related to payments received by Energos from third-party charterers.
17. Income Taxes
The effective tax rate for the three months ended June 30, 2026 was 2.1% compared to (1.9)% for the three months ended June 30, 2025. The total tax benefit for the three months ended June 30, 2026 was $(7,964) compared to a provision of $10,400 for the three months ended June 30, 2025. The effective tax rate for the six months ended June 30, 2026 was (3.1)% compared to (5.3)% for the six months ended June 30, 2025. The total tax provision for the six months ended June 30, 2026 was $23,577 compared to a provision of 36,468 for the six months ended June 30, 2025. The Company recognized a tax provision on pre-tax losses for the six months ended June 30, 2026, principally due to an impact from the valuation allowance, projected pretax earnings in certain foreign operations as well as expected taxes to be incurred under the Organization for Economic Cooperation and Development's Pillar Two framework.
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
In 2024, Jamaica Power Service Company Limited (“JPS”) initiated arbitration proceedings claiming damages of approximately $32,900 for use of alternative fuel due to infrastructure changes required by the Port of Montego Bay where the Company’s Montego Bay terminal was located. The Company asserted force majeure under the contract and has made a counterclaim of approximately $7,200. Arbitration proceedings commenced in the first quarter of 2026, and the Company expects this matter to be resolved in 2026. The Company has accrued for the probable loss as of June 30, 2026.
In the first quarter of 2026, the owner of a vessel leased by the Company repossessed the vessel after the Company failed to make certain lease payments. The lessor subsequently initiated arbitration proceedings claiming damages of approximately $85,000 for loss of charter payments for the remaining charter period. The Company has determined that a loss upon conclusion of the arbitration is probable, however, the amount of loss is uncertain. The range of probable losses does not exceed the lease liability balance recorded for this vessel as of June 30, 2026, and as such, no additional accrual has been recorded.
In the first quarter of 2025, Alunorte Alumina do Norte do Brasil S.A. (“Alunorte”) initiated arbitration proceedings at the International Chamber of Commerce (“ICC”). Alunorte claims it is owed damages for alleged delays by the Company to supply gas at the Barcarena Facility and is claiming damages up to BRL 375,700 (approximately $72,600 using exchange rates as of June 30, 2026). The Company believes Alunorte’s claims are without merit and not supported by the contract between the parties, and as a result the Company plans to vigorously defend itself in these proceedings. However, due to the inherent difficulty in predicting the outcome of arbitration, the amount of any probable loss is uncertain. The Company has not accrued any probable losses as of June 30, 2026.
In addition, Alunorte and Celba – Centrais Eléctricas Barcarena S.A. ("Celba") have been engaged in long-standing discussions since mid-2025 regarding certain amendments to the terms of the Gas Supply Agreement dated December 10, 2021. In the midst of these ongoing commercial negotiations, on July 22, 2026, Alunorte applied to the Central Civil Court of the District of São Paulo for a preliminary, pre-arbitration injunction seeking specific performance of the terms of the Gas Supply Agreement and the application of preemptive daily penalties for potential future failures to deliver, non-contractual remedies which would have superseded the agreed upon recourses in the Gas Supply Agreement. The court denied the injunction application. Notwithstanding that to date there has been no breach of the terms of the Gas Supply Agreement, Alunorte may appeal the Court's decision or commence arbitration proceedings against Celba.

Celba and Alunorte remain in ongoing discussions concerning the continued supply of gas to Alunorte's facility. If a satisfactory resolution is not reached and Celba fails to deliver gas in accordance with contractual requirements prospectively, the contract provides for certain monetary payments that Celba would owe to Alunorte, which could be material and would adversely affect the liquidity of the Brazil business. In addition, Alunorte could pursue further claims or commence arbitration against Celba which, if resolved against Celba, could adversely affect the Brazil business' liquidity and results of operations. Due to the inherent difficulty in predicting the outcome of this matter, the amount of any potential loss is uncertain. As there has been no breach as of June 30, 2026, the Company has not accrued a loss in the condensed consolidated financial statements.
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
In 2024, despite having approved the new connection point, ANEEL informed PortoCem that certain obligations tied to the original connection point had not been fulfilled and that a penalty of approximately BRL 610,000 ($117,800 using exchange rates in effect as of June 30, 2026) could be imposed under the CUST. PortoCem appealed, and in November 2024, ANEEL suspended imposition of any penalty, which remains in force and prevents enforcement until the ANEEL Board of Directors issues a final decision.
During the second quarter of 2026, ANEEL's Board of Directors issued an order, resolving PortoCem's administrative appeal and substantially reduced the potential termination charges to BRL 51,500 ($10,000 using exchange rates in effect as of June 30, 2026). Following the issuance of the order, ANEEL published Normative Resolution, establishing an exceptional regulatory mechanism that provides relief from certain CUST termination charges under specified circumstances. PortoCem subsequently filed an administrative request with the Brazilian Independent System Operator (“ONS”), seeking application of this exceptional mechanism to its specific case and requesting treatment consistent with the relief provided under the new regulation, which was directed to ANEEL by ONS for regulatory interpretation. As of the date of the issuance of these financial statements, ANEEL has not rendered a final decision with regards to PortoCem's recent administrative request and the outcome remains uncertain. The Company has not accrued any probable losses as of June 30, 2026.
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
In the third quarter of 2025, a contractor under an Engineering, Procurement and Construction (“EPC”) contract initiated arbitration proceedings. The contractor claims that it is owed damages for alleged breach of the EPC contract for the construction of the Barcarena Power Plant by the Company and is claiming damages up to approximately BRL 501,400 ($96,900 using exchange rates as of June 30, 2026). The Company has a counterclaim of approximately BRL 400,100 ($77,300 using exchange rates as of June 30, 2026). The Company believes the plaintiff’s claims are without merit and not supported by the contract between the parties, and as a result the Company plans to vigorously defend itself in these proceedings. However, due to the inherent difficulty in predicting the outcome of arbitration, the amount of any probable loss is uncertain. The Company has not accrued any probable losses as of June 30, 2026.
Various local communities and organizations in Brazil have made claims against the Company seeking compensation for alleged damages arising out of the Company’s operations in Brazil. The plaintiffs are claiming damages up to BRL 616,300 (approximately $119,100 using exchange rates as of June 30, 2026). The Company believes the plaintiffs’ claims are without merit, and as a result the Company plans to vigorously defend itself in these proceedings. However, due to the inherent difficulty in predicting the outcome of arbitration, the amount of any probable loss is uncertain. The Company has not accrued any probable losses as of June 30, 2026.
On September 17, 2024, plaintiff Mikolaj Bojdol filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York against the Company and certain officers alleging violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and certain rules promulgated thereunder relating to statements concerning the Company’s FLNG project in Altamira, Mexico. On November 1, 2024, plaintiff Taylor Anderson filed a similar class action lawsuit also in the U.S. District Court for the Southern District of New York. The cases were consolidated and a lead plaintiff was appointed on December 17, 2024. The lead plaintiff filed an amended complaint on February 18, 2025 asserting claims on behalf of persons and entities that purchased the Company’s securities between September 20, 2022 and August 8, 2024 and seeks compensatory damages, interest, fees, and costs. On February 19, 2026, the Court denied the defendants’ motion to dismiss. While the Company believes the claims are without merit, and plans to vigorously defend itself in these proceedings, a loss is reasonably possible. A liability has not been recognized as of June 30, 2026, since the Company is unable to predict the outcome given the significant uncertainty with regard to whether such matters will proceed to trial, among other uncertainties. Therefore, the Company is not in a position to assess the likely outcome, and therefore unable to estimate of the range of possible loss.
Changes in regulatory or other governmental policies may affect the delivery of LNG to our terminals, including our San Juan terminal, which may have an adverse effect on the Company’s financial position, results of operations or cash flows.
As of June 30, 2026 and December 31, 2025, the Company has accrued a liability of $60,120 and $52,421, respectively. The liability as of June 30, 2026 represents management’s estimate of probable losses for certain legal matters.

19. Earnings per share

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic
Numerator:
Net (loss) income	$(372,955)	$(546,462)	$(773,559)	$(721,888)
Net loss (income) attributable to non-controlling interests	1,514	2,196	2,173	(12)
Convertible preferred stock dividend	—	(446)	—	(994)
Net income attributable to Class A common stock	$(371,441)	$(544,712)	$(771,386)	$(722,894)

Denominator:
Weighted-average shares - basic	285,607,906	274,371,636	285,654,849	273,996,219
Net income per share - basic	$(1.30)	$(1.99)	$(2.70)	$(2.64)

Diluted
Numerator:
Net (loss) income	$(372,955)	$(546,462)	$(773,559)	$(721,888)
Net loss (income) attributable to non-controlling interests	1,514	2,196	2,173	(12)
Convertible preferred stock dividend	—	(446)	—	(994)
Net income attributable to Class A common stock	$(371,441)	$(544,712)	$(771,386)	$(722,894)

Denominator:
Weighted-average shares - diluted	285,607,906	274,371,636	285,654,849	273,996,219
Net income per share - diluted	$(1.30)	$(1.99)	$(2.70)	$(2.64)
The following table presents potentially dilutive securities excluded from the computation of diluted net income per share for the periods presented because its effects would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Series B convertible preferred stock(1)	—	36,746	—	36,746
Equity Agreement shares(2)	42,466,979	4,923,432	42,466,979	4,923,432
Total	42,466,979	4,960,178	42,466,979	4,960,178

(1) Represents the number of unconverted Series B convertible preferred shares as of June 30, 2026 and June 30, 2025, respectively.
(2) Represents Class A common stock that would be issued in relation to an agreement to issue shares executed in conjunction with a prior year asset acquisition.

20. Share-based compensation
During the quarter ended December 31, 2025, the Company granted an equity award to certain employees that will settle in shares of a subsidiary owning the Company's Brazilian operations. In the second quarter of 2026, the Company granted a new equity award that fully cancelled and replaced those vested and unvested share units issued during 2025. Vesting of the awards is subject to the Brazilian operations meeting certain development milestones as defined in the award agreement. The total expected compensation expense is recognized ratably for each vesting tranche over the respective vesting periods if it is probable that these milestones will be met. Total compensation cost will be recognized over the remaining service period, which is currently expected to conclude in the third quarter of 2027. For the three and six months ended June 30, 2026, the Company recognized compensation expense of $6,616 and $10,384, respectively, associated with this award in Selling, general and administrative in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. This award will vest in shares of an entity owned by BrazilCo, and as such, the Company will no longer recognize compensation expense associated with this award upon completion of the Restructuring Transaction contemplated under the RSA.
21. Related party transactions
Management services
Messrs. Edens, chief executive officer and chairman of the Board of Directors, and Nardone, member of the Board of Directors, are currently employed by Fortress Investment Group LLC (“Fortress”). In the ordinary course of business, Fortress, through affiliated entities, charges the Company for administrative and general expenses incurred pursuant to its Administrative Services Agreement (“Administrative Agreement”). The charges under the Administrative Agreement that are attributable to the Company totaled $152 and $382 for the three months ended June 30, 2026 and 2025, respectively. The charges totaled $304 and $500 for the six months ended June 30, 2026 and 2025, respectively. Costs associated with the Administrative Agreement are included within Selling, general and administrative in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. As of June 30, 2026 and December 31, 2025, $1,042 and $738 were due to Fortress, respectively.
In addition to administrative services, Mr. Edens owns an aircraft that we charter from a third-party operator for business purposes in the ordinary course of operations. The Company incurred, at aircraft operator rates, charter costs of $595 and $146 for the three months ended June 30, 2026 and 2025, respectively, and $1,536 and $1,098 for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and December 31, 2025, $0 and $318 was due to this affiliate, respectively.
Fortress affiliated entities
The Company provides certain administrative services to related parties including entities affiliated with Fortress. No costs are incurred for such administrative services by the Company as the Company is fully reimbursed for all costs incurred. The Company has subleased a portion of office space to affiliates of entities managed by Fortress, and for the three months ended June 30, 2026 and 2025, $(36) and $362 of rent and office related credit activity and expenses were incurred by these affiliates, respectively. For the six months ended June 30, 2026 and 2025, $363 and $689 of expenses were incurred by these affiliates, respectively. As of June 30, 2026 and December 31, 2025, $3,224 and $4,263 were due from affiliates, respectively.
Additionally, an entity formerly affiliated with Fortress and currently owned by Messrs. Edens and Nardone provides certain administrative services to the Company, as well as providing office space under a month-to-month non-exclusive license agreement. In May 2024, this affiliate assigned the office lease to the Company, and after this point, the Company no longer incurs rent expense with this affiliate. As of June 30, 2026 and December 31, 2025, $3,614 was due to Fortress affiliated entities.
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

Land leases
In September 2023, the Company entered into a lease agreement to lease land from Jefferson Terminal South LLC, which is an indirect, majority-owned subsidiary of a public company which is managed by an affiliate of Fortress. The Company recognized expense related to the land lease of $76 and $183 during the three months ended June 30, 2026 and 2025, respectively, and $154 and $366 during the six months ended June 30, 2026 and 2025, respectively , which was included within Operations and maintenance in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. As of June 30, 2026, the right-of-use balance is $0 (fully impaired during the year ended December 31, 2025) and the lease liability balance is $3,247 on the Condensed Consolidated Balance Sheets. As of December 31, 2025, the Company recorded a right-of-use asset of $0 after recognizing an impairment charge during the year and a lease liability of $4,813 on the Condensed Consolidated Balance Sheets.
22. Segments
As of June 30, 2026, the Company operates in two reportable segments: Terminals and Infrastructure and Ships:
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
•Ships includes vessels chartered under long-term arrangements that were part of a historical financing transaction. We exclude such vessels from this segment and include them in our Terminals and Infrastructure segment once we begin to use the vessels in our own operations. As of November 2025, only one vessel is included in this segment.
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
The table below presents segment information for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other	Consolidated
Statement of operations:
Total revenues	$299,248	$13,254	$312,502	$—	$312,502
Less(1):
Cost of sales(3)	210,380	—	210,380	—	210,380
Vessel operating expenses	71	5,902	5,973	—	5,973
Operations and maintenance	41,048	—	41,048	—	41,048
Segment Operating Margin	$47,749	$7,352	$55,101	$—	$55,101
Balance sheet:
Total assets	$10,644,459	$84,361	$10,728,820	$—	$10,728,820
Other segmental financial information:
Capital expenditures(2)	$161,349	$—	$161,349	$—	$161,349

	Six Months Ended June 30, 2026
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other	Consolidated
Statement of operations:
Total revenues	$518,929	$20,526	$539,455	$—	$539,455
Less(1):
Cost of sales(3)	410,065	—	410,065	—	410,065
Vessel operating expenses	725	5,902	6,627	—	6,627
Operations and maintenance	89,313	—	89,313	—	89,313
Segment Operating Margin	$18,826	$14,624	$33,450	$—	$33,450
Balance sheet:
Total assets	$10,644,459	$84,361	$10,728,820	$—	$10,728,820
Other segmental financial information:
Capital expenditures(2)	$304,452	$—	$304,452	$—	$304,452

	Three Months Ended June 30, 2025
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other	Consolidated
Statement of operations:
Total revenues	$265,644	$38,456	$304,100	$—	$304,100
Less(1):
Cost of sales (3)	208,162	—	208,162	—	208,162
Vessel operating expenses	1,777	6,291	8,068	—	8,068
Operations and maintenance	57,403	—	57,403	—	57,403
Segment Operating Margin	$(1,698)	$32,165	$30,467	$—	$30,467
Balance sheet:
Total assets	$11,500,624	$519,147	$12,019,771	$—	$12,019,771
Other segmental financial information:
Capital expenditures(2)	$275,361	$—	$275,361	$—	$275,361

	Six Months Ended June 30, 2025
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other	Consolidated
Statement of operations:
Total revenues	$699,317	$77,065	$776,382	$—	$776,382
Less(1):
Cost of sales (3)	510,539	—	510,539	—	510,539
Vessel operating expenses	1,777	13,467	15,244	—	15,244
Operations and maintenance	112,343	—	112,343	—	112,343
Segment Operating Margin	$74,658	$63,598	$138,256	$—	$138,256
Balance sheet:			—		—
Total assets	$11,500,624	$519,147	$12,019,771	$—	$12,019,771
Other segmental financial information:			—
Capital expenditures(2)	$599,498	$—	$599,498	$—	$599,498
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
The following table reconciles Net income, the most comparable financial statement measure, to Consolidated Segment Operating Margin:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of $)	2026	2025	2026	2025
Net income	$(372,955)	$(546,462)	$(773,559)	$(721,888)
Add:
Selling, general and administrative	85,342	56,559	132,982	108,379
Transaction and integration costs	72,483	75,354	125,767	87,285
Depreciation and amortization	45,590	52,870	86,672	109,181
Asset impairment expense	—	122,883	61,864	123,129
Goodwill impairment expense	—	582,172	—	582,172
Interest expense	226,672	186,389	413,552	386,698
Other (income) expense, net	1,236	(59,024)	(41,956)	(122,961)
Loss (Gain) on sale	404	(470,994)	258	(470,994)
Loss on extinguishment of debt	4,293	20,320	4,293	20,787
Tax (benefit) provision	(7,964)	10,400	23,577	36,468
Consolidated Segment Operating Margin	$55,101	$30,467	$33,450	$138,256

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
Restructuring Support Agreement and Restructuring Transaction
In response to the Company’s ongoing liquidity challenges, and the events of default under the Company’s indentures and credit agreement, on March 17, 2026, the Company entered into a RSA with the Supporting Creditors, including a majority of the holders of the New 2029 Notes, a majority of the lenders under the Term Loan B Credit Agreement and a majority of the lenders under the Revolving Facility. The RSA provides a framework for a comprehensive restructuring transaction designed to address the Company’s capital structure and restore financial stability. Under the terms of the RSA, the holders of the New 2029 Notes, holders of debt under the R-2 Revolving Credit Facility and the holders of the debt under the Term Loan A Credit Agreement, as applicable, will receive 100% of the common equity interests of NFE Brazil Holdings, the parent company of NFE’s Brazil business expected to be separated in connection with the restructuring. In addition, the Supporting Creditors will receive one or a combination of the following: senior secured term loans, non-recourse term loans secured by the Company’s Fast LNG assets, shares of a new class of NFE’s preferred stock as well as shares of NFE’s Class A common stock, and shares of FLNG 2 preferred stock. Certain lenders have also agreed to provide the Company with incremental funding in exchange for additional term loans or additional letter of credit facility capacity to support ongoing operations and liquidity needs. The Restructuring Transaction is expected to close during the third quarter of 2026, upon satisfaction of the remaining conditions.

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
Barcarena Terminal
We placed the Barcarena Terminal in service in the second quarter of 2026. The Barcarena Terminal consists of an FSRU and associated infrastructure, including mooring and offshore and onshore pipelines. The Barcarena Terminal is capable of delivering almost 600,000 MMBtu from LNG per day and storing up to 160,000 cubic meters of LNG. We have entered into a 15-year gas supply agreement with a subsidiary of Norsk Hydro ASA for the supply of natural gas to the Alunorte Alumina Refinery in Pará, Brazil, through our Barcarena Terminal. For further discussion on the gas supply agreement, see Note 18 of our condensed consolidated financial statements.
Upon effectuation of the Restructuring Transaction, we expect to no longer own BrazilCo, including the Barcarena Terminal.
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
Our Development Projects
Our projects currently under development include our development of a second modular liquefaction facility to provide a source of low-cost supply of LNG to customers around the world through our Fast LNG technologies; our power plants located in Pará, Brazil (“Barcarena Power Plant”); our LNG terminal facility and power plant in Puerto Sandino, Nicaragua (“Puerto Sandino Facility”); and our LNG terminal and power plant in Ireland (“Ireland Facility”). Subsequent to the Restructuring Transaction, we will focus on operational efficiency of our current facilities and cost-effective completion of in-process development projects.
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
Fast LNG
Following the completion of the Restructuring Transaction, we do not plan to incur significant capital expenditures to develop our second 1.4 MTPA Fast LNG unit (“FLNG 2”). We are in active discussions with third parties to co-develop

FLNG 2, which is expected to take approximately 24 months to complete from the time our partner is engaged. Estimated cost to complete is uncertain and is dependent upon final design and engineering, but we currently expect the remaining cost to be between $750.0 million and $1.5 billion.
Barcarena Power Plant
The recently completed Barcarena Terminal will also supply our new 630 MW combined cycle natural gas-fired power plant located in Pará, Brazil (the “Barcarena Power Plant”). The power plant is fully contracted under multiple 25-year power purchase agreements to supply electricity to the national electricity grid. We expect to place the Barcarena Power Plant into service in the third quarter of 2026.
PortoCem Power Plant
In March 2024, we closed the acquisition of PortoCem Geração de Energia S.A. (“PortoCem”), a wholly-owned subsidiary of Ceiba Fundo de Investimento em Participações Multiestratégia- Investimento no Exterior (“Ceiba Energy”). PortoCem is the owner of a 15-year 1.6 GW capacity reserve contract in Brazil. We have transferred the 1.6 GW capacity reserve contract to a site owned by NFE that is adjacent to the Barcarena Terminal, where NFE is building the 1.6 GW simple cycle, natural gas-fired power plant (“PortoCem Power Plant”) to supply the capacity reserve contract using gas from the Barcarena Terminal. We expect the PortoCem Power Plant to be completed in 2026.
Upon effectuation of the Restructuring Transaction, we expect to no longer own BrazilCo, including the Barcarena Power Plant and PortoCem Power Plant.
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
Energos Restructuring Support Agreement
On March 8, 2026, the Company entered into a restructuring support agreement with Energos, which was further amended on March 17, 2026 (“Energos RSA”). The Energos RSA, among other things, cancels and terminates the Company's forward starting charter agreement for Nusantara Regas Satu. The Energos RSA will become effective upon completion of the Restructuring Transaction. This transaction will result in the sale of Nusantara Regas Satu that has been accounted for as a failed sale leaseback. Upon closing of the transaction, we expect to derecognize Nusantara Regas Satu from Property, plant and equipment, net, derecognize the related financing obligation, and recognize a non-cash loss of approximately $40.0 million as the carrying amount of the vessel exceeds the financing obligation balance.
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
On September 26, 2024, the United States Coast Guard ("USCG") filed a Letter of Recommendation ("LOR") with FERC in which it assessed our Letter of Intent dated April 12, 2024, and our Waterway Suitability Assessment, dated August 26, 2024, in respect of future ship to ship transfers with alternative vessels, and recommended against the allowance of the proposed operations. Further, on September 26, 2024, the USCG issued a Letter of Warning in respect of our ongoing ship to ship transfers of LNG operations within the San Juan port limits. On October 21, 2024, we filed an appeal with the USCG under 33 CFR 160.7. In December 2024 and February 2025, we submitted an updated Letter of Intent and Waterway Suitability Assessments detailing our alternative operational plans to the USCG and are working collaboratively with the USCG to obtain a new LOR to FERC in support of our operations, which we expect to be imminently forthcoming. In concert with our collaboration with the USCG regarding our operational plans, we withdrew our appeal on February 14, 2025. On January 12, 2026, the Acting Captain of the Port of San Juan for the USCG issued a LOR in response to NFE’s filings. The LOR determined that the Port of San Juan waterway is suitable for the transit and docking of larger LNG Carriers.

On October 25, 2024, FERC issued a notice of intent to prepare an Environmental Impact Statement, which included, among other things, two public scoping sessions in Puerto Rico held on November 18, 2024 in accordance with the National Environmental Policy Act.
Results of Operations – Three Months Ended June 30, 2026 compared to Three Months Ended March 31, 2026 and Six Months Ended June 30, 2026 compared to Six Months Ended June 30, 2025
Performance of our two segments, Terminals and Infrastructure and Ships, is evaluated based on Segment Operating Margin. Segment Operating Margin reconciles to Consolidated Segment Operating Margin as reflected below, which is a non-GAAP measure. We reconcile Consolidated Segment Operating Margin to GAAP Gross margin, inclusive of depreciation and amortization. Consolidated Segment Operating Margin is mathematically equivalent to Revenue minus Cost of sales (excluding depreciation and amortization reflected separately) minus Operations and maintenance minus Vessel operating expenses, each as reported in our financial statements. We believe this non-GAAP measure, as we have defined it, offers a useful supplemental measure of the overall performance of our operating assets in evaluating our profitability in a manner that is consistent with metrics used for management’s evaluation of the overall performance of our operating assets.
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

The tables below present our segment information for the three months ended June 30, 2026 and March 31, 2026, and for the six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended June 30, 2026
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other	Consolidated
Total revenues	$299,248	$13,254	$312,502	$—	$312,502
Cost of sales(1)	210,380	—	210,380	—	210,380
Vessel operating expenses(2)	71	5,902	5,973	—	5,973
Operations and maintenance(2)	41,048	—	41,048	—	41,048
Segment Operating Margin	$47,749	$7,352	$55,101	$—	$55,101

Three Months Ended June 30, 2026
(in thousands of $)	Consolidated
Gross margin (GAAP)	$9,511
Depreciation and amortization	45,590
Consolidated Segment Operating Margin (Non-GAAP)	$55,101

	Three Months Ended March 31, 2026
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other	Consolidated
Total revenues	$219,681	$7,272	$226,953	$—	$226,953
Cost of sales(1)	199,685	—	199,685	—	199,685
Vessel operating expenses(2)	654	—	654	—	654
Operations and maintenance(2)	48,265	—	48,265	—	48,265
Segment Operating Margin	$(28,923)	$7,272	$(21,651)	$—	$(21,651)

Three Months Ended March 31, 2026
(in thousands of $)	Consolidated
Gross margin (GAAP)	$(62,733)
Depreciation and amortization	41,082
Consolidated Segment Operating Margin (Non-GAAP)	$(21,651)

	Six Months Ended June 30, 2026
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other	Consolidated
Total revenues	$518,929	$20,526	$539,455	$—	$539,455
Cost of sales(1)	410,065	—	410,065	—	410,065
Vessel operating expenses(2)	725	5,902	6,627	—	6,627
Operations and maintenance(2)	89,313	—	89,313	—	89,313
Segment Operating Margin	$18,826	$14,624	$33,450	$—	$33,450

Six Months Ended June 30, 2026
(in thousands of $)	Consolidated
Gross margin (GAAP)	$(53,222)
Depreciation and amortization	86,672
Consolidated Segment Operating Margin (Non-GAAP)	$33,450

	Six Months Ended June 30, 2025
(in thousands of $)	Terminals and Infrastructure	Ships	Total Segment	Consolidation and Other	Consolidated
Total revenues	$699,317	$77,065	$776,382	$—	$776,382
Cost of sales(1)	510,539	—	510,539	—	510,539
Vessel operating expenses(2)	1,777	13,467	15,244	—	15,244
Operations and maintenance(2)	112,343	—	112,343	—	112,343
Segment Operating Margin	$74,658	$63,598	$138,256	$—	$138,256

Six Months Ended June 30, 2025
(in thousands of $)	Consolidated
Gross margin (GAAP)	$29,075
Depreciation and amortization	109,181
Consolidated Segment Operating Margin (Non-GAAP)	$138,256

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

Terminals and Infrastructure Segment

	Three Months Ended
(in thousands of $)	June 30, 2026	March 31, 2026	Change
Total revenues	$299,248	$219,681	$79,567
Cost of sales (exclusive of depreciation and amortization)	210,380	199,685	10,695
Vessel operating expenses	71	654	(583)
Operations and maintenance	41,048	48,265	(7,217)
Segment Operating Margin	$47,749	$(28,923)	$76,672

	Six Months Ended
(in thousands of $)	June 30, 2026	June 30, 2025	Change
Total revenues	$518,929	$699,317	$(180,388)
Cost of sales (exclusive of depreciation and amortization)	410,065	510,539	(100,474)
Vessel operating expenses	725	1,777	(1,052)
Operations and maintenance	89,313	112,343	(23,030)
Segment Operating Margin	$18,826	$74,658	$(55,832)
Total revenue
Total revenue for the Terminals and Infrastructure Segment increased by $79.6 million for the three months ended June 30, 2026 compared to the three months ended March 31, 2026, and decreased by $180.4 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
The increase in revenue for the three months ended June 30, 2026 compared to the three months ended March 31, 2026, was primarily attributable to the Company's Barcarena Terminal being placed into service during the quarter, as well as higher volumes delivered in Puerto Rico and Mexico.
•Revenues from our Barcarena Terminal, which was placed into service in April 2026 were $59.3 million for the three months ended June 30, 2026. We delivered 6.2 TBtu of gas from the terminal during this period.
•Revenues attributable to our La Paz Facility in Mexico increased $39.1 million, primarily driven by higher volumes delivered to customers and a capacity payment true-up. Volume-related revenues increased $33.9 million as volumes increased from 1.5 TBtu to 2.9 TBtu, and revenues increased an additional $5.2 million due to a true-up of the estimated capacity payment recorded in the second quarter of 2026. These increases were partially offset by lower average Henry Hub index prices used to invoice our downstream customers.
•Revenues generated by our San Juan Facility in Puerto Rico increased by $19.4 million for the three months ended June 30, 2026 largely due to the increased volume nominations, partially offset by a decrease in the average Henry Hub index pricing used to invoice our downstream customers.
This increase was partially offset by lower cargo sales and Brazil power revenue in the second quarter of 2026.
•These cargo sales decreased from $43.9 million in the three months ended March 31, 2026 to $24.6 million in the three months ended June 30, 2026.
•We are required to deliver power under power purchase agreements (“PPAs”) from the Barcarena Power Plant starting in the third quarter of 2025. As the Barcarena Power Plant is still being commissioned, we have partnered with a local energy trader to supply the required power. Revenue from these arrangements decreased from $35.7 million in the first quarter of 2026 to $27.1 million in the second quarter of 2026, primarily due to lower volumes of power delivered.

•In addition, revenue from our subsidiary, Genera, which provides operations and maintenance services in Puerto Rico, decreased from $29.5 million for the three months ended March 31, 2026 to $22.6 million for the three months ended June 30, 2026.
•The average Henry Hub index pricing used to invoice our downstream customers decreased by 42% for the three months ended June 30, 2026 as compared to the three months ended March 31, 2026.
The decrease in revenue in the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily attributable to the sale of our Jamaica business, lower cargo sales and other factors described below.
•For the six months ended June 30, 2026, volumes delivered to downstream customers were 21.5 TBtu compared to 28.1 TBtu for the six months ended June 30, 2025 due to the sale of our Jamaica business, resulting in $140.7 million lower revenues.
•Revenue from cargo sales decreased from $207.0 million for the six months ended June 30, 2025 to $68.5 million for the six months ended June 30, 2026, as we utilized higher gas volumes at our terminal operations.
•Revenues from our San Juan Facility decreased $7.9 million due to lower volumes delivered during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. In addition, we generated $11.5 million of revenue from turbine replacement during the six months ended June 30, 2025, with no comparable revenue recognized during the six months ended June 30, 2026.
•Vessel charter revenues decreased by $7.9 million, primarily due to the sale of certain vessels to Energos in the fourth quarter of 2025 and the expiration of certain third-party vessel charters.
The decreases were partially offset by higher revenues related to the delivery of power under PPAs and commencement of operations at our Barcarena Terminal.
•Revenues increased by $62.8 million from delivery of power under PPAs from the Barcarena Power Plant and $59.3 million from gas sales following the commencement of operations at the Barcarena Terminal during the six months ended June 30, 2026. No such revenue was recognized during the six months ended June 30, 2025.
•The average Henry Hub index pricing used to invoice our downstream customers increased by 12% for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.
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
Cost of sales increased by $10.7 million for the three months ended June 30, 2026 compared to the three months ended March 31, 2026. The increase was primarily attributable to a $57.5 million increase in the cost of operating our Barcarena Terminal, which was placed into service in April 2026.
This increase was partially offset by lower cargo sales cost, lower costs associated with the delivery of power under PPAs from the Barcarena Power plant, and lower vessel costs.
•While the volumes delivered to our customers remained consistent in the second quarter of 2026 compared to the first quarter of 2026, cost decreased due to a decrease in weighted average cost of gas purchased from $9.23 per MMBtu for the three months ended March 31, 2026 to $8.53 per MMBtu for the three months ended June 30, 2026, primarily driven by a 42% decrease in the Henry Hub index over the same period.

•We incurred $14.7 million of costs relating to cargo sales for the three months ended June 30, 2026, as compared to $44.5 million for the three months ended March 31, 2026, consistent with the lower cargo sales discussed above under Revenue.

•Cost of sales related to the delivery of power under the PPAs from the Barcarena Power Plant was $33.0 million for the three months ended June 30, 2026, compared to $43.6 million during the three months ended March 31, 2026, in line with the lower volumes of power delivered discussed above under Revenue.
•Vessel costs decreased by $6.5 million for the three months ended June 30, 2026 compared to the three months ended March 31, 2026. During the three months ended March 31, 2026, the owner of a vessel leased by the Company repossessed the vessel after the Company failed to make certain lease payments, resulting in lower vessel costs during the current period. In addition, the lease for one other vessel expired during the three months ended March 31, 2026, also contributing to the decrease in vessel costs.
Cost of sales decreased by $100.5 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, attributable to the following:
•Cargo sales costs were $59.2 million for the six months ended June 30, 2026, compared to $119.5 million for the six months ended June 30, 2025, consistent with the decrease in cargo sales revenue over the same period, as discussed above under Revenue.
•We delivered 46% lower volumes to our customers during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, driven mostly by the sale of our Jamaica business in May 2025, resulting in a $79.1 million decrease in cost of sales. Cost of sales at our La Paz Facility and San Juan Facility also decreased by $20.9 million due to lower volumes delivered.
•Vessel costs decreased $66.6 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, due to a reduced number of vessels chartered in our fleet. The decrease reflects the assignment of vessels as part of the sale of our Jamaica business in May 2025, and charter expirations or terminations during 2025 and the first two quarters of 2026.
•The decrease in cost of sales was partially offset by a $76.6 million increase in cost of sales related to the delivery of power under the PPAs from the Barcarena Power Plant, and a $57.5 million increase in cost of sales related to gas sales following the commencement of operations at our Barcarena Terminal. No such costs were incurred during the six months ended June 30, 2025.
The weighted-average cost of our LNG inventory balance to be used in our operations as of June 30, 2026 and December 31, 2025 was $9.01 per MMBtu and $8.35 per MMBtu, respectively.

Vessel operating expenses
Vessel operating expenses relate to direct costs such as crewing, repairs and maintenance, insurance, stores, lube oils, communication expenses, management fees associated with operating vessels.
The vessel operating expenses within the Terminals and Infrastructure Segment were not material to our results of operations for the periods presented.
Operations and maintenance
Operations and maintenance includes costs of operating our facilities, exclusive of costs to convert that are reflected in Cost of sales.
Operations and maintenance decreased $7.2 million for the three months ended June 30, 2026 compared to the three months ended March 31, 2026, and decreased $23.0 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
The decrease in operations and maintenance costs for the three months ended June 30, 2026 compared to the three months ended March 31, 2026 was primarily due to lower planned and unplanned maintenance at our terminal operations, partially offset by higher charter costs for a vessel used at the Barcarena Terminal.
The decrease in operations and maintenance costs for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily due to lower vessel charter costs, the sale of our Jamaica business in May 2025, and lower planned and unplanned maintenance at our terminal operations.
The decrease in vessel charter costs was mainly driven by the sale of certain vessels as part of the Energos transaction completed in November 2025, the assignment of a vessel in connection with the sale of our Jamaica business, and expiration of certain vessel charters during 2025 and 2026. These decreases were partially offset by operations and maintenance costs at our Barcarena Terminal, which was placed into service in April 2026.
Ships Segment

	Three Months Ended,
(in thousands of $)	June 30, 2026	March 31, 2026	Change
Total revenues	$13,254	$7,272	$5,982
Vessel operating expenses	5,902	—	5,902
Segment Operating Margin	$7,352	$7,272	$80

	Six Months Ended,
(in thousands of $)	June 30, 2026	June 30, 2025	Change
Total revenues	$20,526	$77,065	$(56,539)
Vessel operating expenses	5,902	13,467	(7,565)
Segment Operating Margin	$14,624	$63,598	$(48,974)
Revenue in the Ships segment is comprised of operating lease revenue under time charters, fees for positioning and repositioning vessels as well as the reimbursement of certain vessel operating costs. As of June 30, 2026, one vessel included in the Energos Formation Transaction was under a third-party charter and is included in this segment.
Total revenue
Total revenue for the Ships segment, which consists of the vessel Nusantara Regas Satu, increased by $6.0 million for the three months ended June 30, 2026 compared to the three months ended March 31, 2026.

The total revenue for the Ships segment decreased by $56.5 million compared to the six months ended June 30, 2025. These decreases were primarily attributable to a transaction with Energos, pursuant to which we early terminated the long-term charter agreements with Energos for certain vessels, including Energos Eskimo and Energos Igloo, which were included in the Ships segment during 2025. This transaction resulted in a sale of the two vessels to Energos, resulting in a reduction in charter revenue for the six months ended June 30, 2026 as compared to the same period in 2025.
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
Total vessel operating expenses, primarily related to the vessel Nusantara Regas Satu, increased by $5.9 million for the three months ended June 30, 2026 compared to the three months ended March 31, 2026.
The vessel operating expenses decreased by $7.6 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, due to the termination of our long-term charter agreements for Energos Eskimo and Energos Igloo during 2025, as discussed above.
Other operating results

	Three Months Ended,			Six Months Ended,
(in thousands of $)	June 30, 2026	March 31, 2026	Change	June 30, 2026	June 30, 2025	Change
Selling, general and administrative	$85,342	$47,640	$37,702	$132,982	$108,379	$24,603
Transaction and integration costs	72,483	53,284	19,199	125,767	87,285	$38,482
Depreciation and amortization	45,590	41,082	4,508	86,672	109,181	$(22,509)
Asset impairment expense	—	61,864	(61,864)	61,864	123,129	$(61,265)
Loss (Gain) on sale	404	(146)	550	258	(470,994)	$471,252
Goodwill impairment expense	—	—	—	—	582,172	$(582,172)
Total operating expenses	203,819	203,724	95	407,543	539,152	$(131,609)
Operating income	(148,718)	(225,375)	76,657	(374,093)	(400,896)	$26,803
Interest expense	226,672	186,880	39,792	$413,552	386,698	$26,854
Other (income) expense, net	1,236	(43,192)	44,428	$(41,956)	(122,961)	$81,005
Loss on extinguishment of debt	4,293	—	4,293	$4,293	20,787	$(16,494)
(Loss) income before income taxes	(380,919)	(369,063)	(11,856)	(749,982)	(685,420)	$(64,562)
Tax provision (benefit)	(7,964)	31,541	(39,505)	$23,577	36,468	$(12,891)
Net income	$(372,955)	$(400,604)	$27,649	$(773,559)	$(721,888)	$(51,671)
Selling, general and administrative
Selling, general and administrative includes compensation expenses for our corporate employees, employee travel costs, insurance, professional fees for our advisors, and screening costs for projects that are in initial stages and development is not yet probable.

Selling, general and administrative increased by $37.7 million for the three months ended June 30, 2026, compared to the three months ended March 31, 2026. The increase was primarily attributable to a $15.0 million increase in contingent losses related to certain legal proceedings. The increase also reflected higher screening costs associated with development projects, increased payroll-related expenses, and higher general and administrative costs incurred to support our business operations.
Selling, general and administrative increased by $24.6 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase was primarily attributable to a $14.2 million increase in contingent losses related to certain legal proceedings, a $5.4 million increase in share-based compensation expense, and a $6.7 million increase in payroll-related costs, as well as higher general and administrative expenses incurred to support our business operations. These increases were partially offset by decreased screening costs for our development projects. Share-based compensation expense for the six months ended June 30, 2025 was reduced by the reversal of previously recognized compensation expense resulting from employee forfeitures, which contributed to the year-over-year increase in share-based compensation expense during the current period.
Transaction and integration costs
Transaction and integration costs were $72.5 million and $53.3 million for the three months ended June 30, 2026 and March 31, 2026, respectively, and $125.8 million for the six months ended June 30, 2026. These costs were primarily comprised of professional and consulting fees related to our debt restructuring process (Note 2).
Transaction and integration costs were $87.3 million for the six months ended June 30, 2025. The Company incurred $67.0 million of transaction and integration costs that were directly attributable to the Jamaica business sale, which included fees for novating a vessel charter to the buyer and contingent fees due to our advisors. The remainder of the transaction and integration costs related to legal and other third party costs incurred by the Company in connection with amendments to credit agreements.
Depreciation and amortization
Depreciation and amortization increased by $4.5 million for the three months ended June 30, 2026 as compared to the three months ended March 31, 2026. The increase was primarily attributable to the commencement of operations at our Barcarena terminal during the three months ended June 30, 2026.
Depreciation and amortization expense decreased by $22.5 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The decrease in depreciation expense resulted from the sale of our Jamaica business in May 2025, and sale of certain vessels to Energos in November 2025.
Asset impairment expense
During the six months ended June 30, 2026, the owner of a vessel under an operating lease repossessed the vessel after the Company failed to make certain lease payments. As the Company no longer has control of the leased asset, the Company recognized an impairment charge on the right-of-use asset of $60.6 million.
During the six months ended June 30, 2025, the impairment charge of $123.1 million principally relates to the Lakach deepwater project, and certain development projects in Pennsylvania and Puerto Rico. We determined that it was not probable that we would pursue development of the Lakach deepwater project, and impaired the capitalized project costs. In addition, after testing the recoverability of the capitalized costs for the development projects in Pennsylvania and Puerto

Rico, we concluded that the asset groups were not recoverable. Accordingly, we recognized an impairment charge to reduce the carrying value of the asset groups to its estimated fair value.
There was no asset impairment expense during the three months ended June 30, 2026.
Loss (Gain) on sale
There was no material gain or loss on sale for the three months ended June 30, 2026 and three months ended March 31, 2026. Gain on sale was $471.0 million for the six months ended June 30, 2025 related to the sale of the Jamaica business in May 2025. No comparable transaction occurred during the six months ended June 30, 2026.
Goodwill impairment expense
For the six months ended June 30, 2025, we recognized an impairment of goodwill of $582.2 million primarily as a result of (i) the significant increase in the weighted average cost of capital which reflected a higher company specific risk premium, and (ii) a reduction in forecasted cash flows following changes in customer revenue projections and the timing of completion of development projects.There was no goodwill impairment expense recognized during the three months ended June 30, 2026, three months ended March 31, 2026, and six months ended June 30, 2026.
Interest expense
Interest expense increased by $39.8 million for the three months ended June 30, 2026 compared to the three months ended March 31, 2026, and by $26.9 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The key driver for the increase was the issuance of additional debt during the second quarter of 2026 and higher interest rates on certain existing debt obligations. In addition, interest expense decreased by $18.6 million for the quarterly comparison and $27.1 million for the year-to-date comparison. The reduction in capitalized interest was primarily attributable to the completion of the Barcarena Terminal in April 2026 and reduced capitalization associated with the FLNG 2 project. For the year-to-date comparison, the reduction also reflected the impairment of certain projects during the second half of 2025, which reduced the amount of interest eligible for capitalization.
Other (income) expense, net
Other (income) expense, net was $1.2 million and $(43.2) million for the three months ended June 30, 2026 and March 31, 2026, respectively. Other (income) expense, net was $(42.0) and (123.0) million for the six months ended June 30, 2026 and 2025, respectively.
Other (income) expense, net for these periods primarily reflected remeasurement gains and losses related to our operations in Mexico and Brazil, and gains or losses from the fair value remeasurement of foreign currency derivative contracts and contingent consideration arrangements. Other income also included interest income, which was derived largely from the restricted cash related to our development projects in Brazil.
Loss on extinguishment of debt
During the three and six months ended June 30, 2026, we recorded a total loss on extinguishment of debt of $4.3 million. This included a $3.7 million loss related to the repayment of the Turbine Financing due July 2027 and a $0.6 million loss related to the repayment of the Brazil Bridge Term loan. There was no loss on extinguishment of debt during the three months ended March 31, 2026.
During the six months ended June 30, 2025, we reduced the available capacity under our Revolving Facility by $270.0 million and recognized $10.6 million of loss on extinguishment of debt representing the write-off of unamortized deferred financing costs. We also recognized $5.9 million of loss on extinguishment of debt related to the repayment of the South Power Bonds in conjunction with closing the sale of our Jamaica Business. Additionally, we made a partial repayment of the Term Loan A using proceeds from the sale and incurred a partial extinguishment loss of $3.8 million.
Tax provision
We recognized a tax benefit for the three months ended June 30, 2026 of $(8.0) million compared to a tax provision of $31.5 million for the three months ended March 31, 2026. Our tax provision was $23.6 million and $36.5 million for the six months ended June 30, 2026 and June 30, 2025, respectively. The tax benefit recognized in the second quarter of 2026 was primarily driven by a decrease in estimated expense under the Organization for Economic Cooperation and Development's Pillar Two framework, as well as a decrease in the valuation allowance in certain of our foreign subsidiaries.
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
Liquidity and Capital Resources
Cash Flows
The following table summarizes the changes to our cash flows for the six months ended June 30, 2026 and 2025, respectively:

	Six Months Ended June 30,
(in thousands of $)	2026	2025	Change
Cash flows from:
Operating activities	$(278,241)	$(336,191)	$57,950
Investing activities	(83,848)	452,517	(536,365)
Financing activities	497,393	(309,461)	806,854
Cash used in operating activities
Our cash flow used in operating activities was $278.2 million for the six months ended June 30, 2026, which decreased by $58.0 million from cash used in operating activities of $336.2 million for the six months ended June 30, 2025. Our net loss for the six months ended June 30, 2026, when adjusted for non-cash items, was $573.0 million and $316.8 million for the six months ended June 30, 2026 and 2025, respectively.

Cash outflows during the six months ended June 30, 2026 were impacted by significant professional and consulting fees relating to our capital restructuring process. These outflows were partially offset by improved collections on outstanding receivables and as a result of liquidity constraints, we delayed certain interest payments, increasing accrued interest.
Cash used in / (provided by) investing activities
Our cash flow used in investing activities was $83.8 million for the six months ended June 30, 2026, which decreased by $536.4 million from cash provided by investing activities of $452.5 million for the six months ended June 30, 2025. Cash flows used in investing activities during the six months ended June 30, 2026 were used primarily for capital expenditures for continued construction of the PortoCem Power Plant and Puerto Sandino Facility, of which $16.1 million of these capital expenditures was paid significantly beyond our vendors customary payment terms, and as such, is presented as a financing activity.
Cash flows from investing activities during the six months ended June 30, 2025 were primarily from proceeds of $949.5 million from the sale of the Jamaica Business. Cash inflows were offset by cash outflows for continued construction of the PortoCem Power Plant.
Cash provided by / (used in) financing activities
Our cash flow provided by financing activities was $497.4 million for the six months ended June 30, 2026, which increased by $806.9 million from cash used in financing activities of $(309.5) million for the six months ended June 30, 2025. Cash flows provided by financing activities during the six months ended June 30, 2026 were primarily from proceeds on borrowings of debt of $1.2 billion, with cash outflows partially offset by $674.2 million of repayments. We received $885.0 million of proceeds under the New Brazil Notes, primarily used to repay existing debt. Additionally, we received $265.8 million of proceeds from the sale of certain turbine assets, which was classified as cash flows provided by financing activities as the transaction was accounted for as a failed sale and leaseback. We used the proceeds to repay existing debt and to provide additional liquidity. We also received $50.0 million of proceeds from the Brazil Bridge Term Loan, which was repaid using the proceeds from the New Brazil Notes.
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
We have construction purchase commitments in connection with our development projects, including our Puerto Sandino Facility, Barcarena Facility, Barcarena Power Plant and PortoCem Power Plant, and any remaining unpaid commitments on our FLNG projects. Commitments included in the table above include commitments under engineering, procurement and construction contracts where a notice to proceed has been issued. Our remaining committed capital expenditures, inclusive of invoiced amounts in Accounts payable, towards these projects is approximately $271.0 million. We have secured financing commitments to continue to develop our Barcarena Power Plant and PortoCem Power Plant, which represents approximately $97.0 million of our upcoming committed capital expenditures.
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
PortoCem Financings
On May 10, 2026, the Company did not provide the $79.1 million bank guarantee that was due to the holders under the PortoCem Debentures (as defined in the Company's Annual Report on Form 10-K) by June 24, 2026. Additionally, other non-financial requirements due on April 30, 2026 were not met, including certain financial ratio and certification requirements.
On July 17, 2026, the debenture holders unanimously waived their ability to declare an early maturity event through March 31, 2027 and January 30, 2027, respectively, due to the Company's credit rating downgrades and the Company's non-compliance with other non-financial requirements, in exchange for the Company's contribution of $70.0 million into the PortoCem power plant project by August 21, 2026 as well as an additional supplementary guarantee of $59.1 million by January 30, 2027.

The outstanding principal balance of the PortoCem Debentures remains presented as a current liability as of June 30, 2026, given the conditional nature of the waivers obtained and the remaining conditions to be satisfied. Following the completion of the Restructuring Transaction, the Company will no longer own BrazilCo, and the liabilities of BrazilCo, including the PortoCem Debentures will no longer be included in the Company's consolidated financial statements.

Turbine Financing Obligation, due July 2036
In April 2026, the Company completed a transaction with Macquarie Energy LLC (“Macquarie”), pursuant to which ownership of nine turbines were transferred to Macquarie in exchange for approximately $265.9 million in cash. Concurrently, the Company entered into a lease agreement to lease back the same turbines under a 10-year lease term with a commencement date of July 1, 2026.
These turbines were subject to the forward starting lease with the Company, which prevents the recognition of the sale of these turbines, and therefore these turbines continued to be recognized on the Consolidated Balance Sheets as Construction in progress, and the proceeds were recognized as a financing obligation within Debt. The Company used the proceeds to repay existing debt obligations, specifically the Turbine Financing due July 2027 and the Short-Term Borrowings (both as defined in the Company's Annual Form 10-K), and to provide additional liquidity.
The lease subsequently commenced on July 1, 2026 and the Company has preliminarily determined that the lease will be classified as an operating lease effective July 1, 2026, which is expected to effectuate the sale of these turbines. As a result, during the quarter ending September 30, 2026, the Company expects that the turbine assets will be derecognized as well as the associated financing obligation, with any resulting gain or loss recognized in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
Brazil Bridge Credit Agreement
On April 14, 2026, NFE Brazil Holdings Limited (“NFE Brazil Holdings”), an indirect subsidiary of NFE, entered into a credit agreement (the “Brazil Bridge Credit Agreement”) for a senior secured, multiple draw term loan facility of $50.0 million (the “Brazil Bridge Term Loan Facility”). The full amount was drawn on April 14, 2026 (the “Brazil Bridge Term Loan”). The Brazil Bridge Term Loan Facility bears interest at a rate of 10% per annum, which will be paid-in-kind. Additionally, the Company incurred a 2.0% lender fee that was paid in kind, which was recorded as a debt discount and is amortized over the term of the loan using the effective interest method. The Brazil Bridge Term Loan was repaid in full on June 22, 2026, with the proceeds from the issuance of the New Brazil Notes.
New Brazil Notes
On June 22, 2026, NFE Brazil Financing Limited, an indirect subsidiary of NFE, completed a private offering of senior secured notes due 2029 and issued $973.5 million aggregate principal amount of Senior Secured Notes due 2029 (the “New Brazil Notes”), including 10% of commitment fees paid in kind, which was recorded as a discount. The notes bear interest at a rate of 12.0% per annum, payable in kind semi-annually beginning on November 15, 2026 and mature on November 15, 2029. A portion of the proceeds from the issuance of the New Brazil Notes of $477.1 million was used to repay the Brazil Bridge Term Loan and the Brazil Financing Notes (as defined in the Company's Annual Form 10-K).

Upon completion of the Restructuring Transaction contemplated under the RSA, NFE will no longer own BrazilCo, and the liabilities of BrazilCo, including the New Brazil Notes, will no longer be included in the Company's consolidated financial statements.
Critical Accounting Policies and Estimates
A complete discussion of our critical accounting policies and estimates is included in our Annual Report. As of June 30, 2026, there have been no significant changes to our critical accounting estimates since our Annual Report.
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
Interest Rate Risk
The 2026 Notes, 2029 Notes, New 2029 Notes, New Brazil Notes, EB-5 Loan, and PortoCem Debentures (each defined in the Annual Report and above) were issued with a fixed rate of interest, and as such, a change in interest rates would impact the fair value of the debt outstanding but such a change would have no impact on our results of operations or cash flows. A 100-basis point increase or decrease in the market interest rate would decrease or increase the fair value of our fixed rate debt by approximately $160.4 million. The sensitivity analysis presented is based on certain simplifying assumptions, including instantaneous change in interest rate and parallel shifts in the yield curve.
Interest under the Term Loan A Credit Agreement and Term Loan B have components based on the Secured Overnight Financing Rate (“SOFR”), and the BNDES Term Loan has components based on BNDES fixed rate. A 100-basis point increase or decrease in the market interest rates would decrease or increase our annual interest expense by approximately $19.5 million.
Following the completion of the Restructuring Transaction, we will no longer own BrazilCo, and the liabilities of BrazilCo debt will not be included in the Company's consolidated financial statements. In addition, certain existing debt of CoreCo will be exchanged for one or a combination of new debt and equity securities.
Foreign Currency Exchange Risk
We have transactions, assets and liabilities denominated in Brazilian reais, and our Brazilian subsidiaries and investments receive income and pay expenses in Brazilian reais. Based on our Brazilian reais revenues and expenses, a 10% depreciation of the U.S. dollar against the Brazilian reais would result in an increase of approximately $5.3 million and $4.4 million of pre-tax net loss for the three and six months ended June 30, 2026, respectively. During 2024, we entered into a series of foreign exchange forward contracts and zero-cost collar options to reduce exchange rate risk associated with U.S. dollar borrowings and expected capital expenditures. As of June 30, 2026, the notional amount of outstanding foreign exchange contracts was approximately $8.6 million. Following the completion of the Restructuring Transaction, we will no longer own BrazilCo.
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
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), we have performed, with the participation of the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2026, as a result of material weaknesses in our internal control over financial reporting as described below.
Previously Reported Material Weaknesses

As disclosed in Item 9A. "Controls and Procedures" of our Annual Report on Form 10-K for the year ended December 31, 2025 and in Item 4. "Controls and Procedures" of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, we previously identified the following material weaknesses in our internal control over financial reporting:
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
•Effectively operating our controls over the internal communication of triggering events related to non-financial covenants contained within our debt agreements to demonstrate that these controls are operating as designed
•Providing targeted training to key stakeholders, which will include conducting and delivering training on a regular basis to our finance and accounting, legal, treasury and IT team members on how to execute internal control responsibilities
•Continuing to recruit additional personnel with an appropriate level of US GAAP knowledge and experience and providing additional training, especially within areas involving complex accounting considerations and non-routine transactions. In 2025 and continuing in the first half of 2026, we hired personnel in multiple roles in the accounting and financial reporting teams and engaged external resources to augment these teams
•Recruiting additional internal resources and engaging external consultants with knowledge of income tax accounting, and providing focused training to existing and new tax control owners over the control procedures, including the precision of review within existing income tax controls
•Recruiting additional IT personnel with experience in the Company’s operating systems and in the operation of IT general controls

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
Changes in Internal Control over Financial Reporting
Other than the ongoing remediation efforts related to the material weaknesses described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•We have identified material weaknesses in our internal control over financial reporting, including material weaknesses identified as part of the restatement of our financial statements for the years ended December 31, 2024 and 2023 and the interim periods in the years ended December 31, 2025 and 2024, and our management has concluded that our disclosure controls and procedures were not effective as of June 30, 2026;
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
On March 17, 2026, we entered into a RSA with certain of our key creditors, which contemplates a comprehensive restructuring of our principal funded debt obligations. Although the Company has received approval of the Restructuring Transaction through the UK court-sanctioned Restructuring Plans promoted by two indirect subsidiaries, which has been recognized in the United States under chapter 15 of the U.S. Bankruptcy Code, which will bind all lenders and noteholders and release the Company and all guarantors from obligations under the relevant debt instruments, there remain risks that the Restructuring Transaction will not be completed. For further discussion on the RSA, the Restructuring Plans and the Restructuring Transaction, see Note 2 of our condensed consolidated financial statements.
The successful implementation of the RSA, the Restructuring Plans and the Restructuring Transaction is critical to our ability to continue as a going concern and is subject to numerous conditions, milestones, and approvals. Failure to satisfy or obtain waivers for any conditions or to meet required milestones could result in the termination of the RSA, loss of creditor support, or inability to consummate the Restructuring Transaction as contemplated. There can be no assurance that the Restructuring Transaction will be completed on the terms described, on the anticipated timeline, or at all. Failure to consummate the Restructuring Transaction would result in the Company being required or compelled to pursue alternative in-court restructuring initiatives to preserve value, which would have a material adverse effect on our business, financial condition, results of operations, and the value of our securities and likely result in no recovery to stockholders.
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
•potential delisting of our Class A common stock by NASDAQ;
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
As discussed in Note 2 to the condensed consolidated financial statements included elsewhere in this Quarterly Report, management has concluded that, our current liquidity and forecasted cash flows from operations are not probable to be sufficient to support, in full, obligations as they become due over the next twelve-month period, and there is substantial doubt as to the Company’s ability to continue as a going concern. If the Restructuring Transaction is not consummated as contemplated, the Company will be required or compelled to pursue alternative in-court restructuring initiatives to preserve value, which would have a material and adverse impact on stockholders and likely result in no recovery to stockholders. The process of implementing the Restructuring Transaction and the associated Restructuring Plans is subject to significant risks and uncertainties. See “Risks Related to our Business—We are subject to risks and uncertainties associated with the Restructuring Transaction, the Restructuring Plans and the RSA.” Any failure to satisfy the process milestones or the conditions to closing could result in termination of the RSA, after which creditors may pursue enforcement actions that could accelerate the Company’s financial distress. In addition, volatility in financial markets, changes in interest rates, or adverse economic developments could impact the Company’s ability to raise additional capital or refinance obligations, even during the restructuring process. The Company must also meet the Minimum Liquidity Threshold at closing, and if this threshold is not met, it may be required to raise additional capital under tight time constraints, which may not be possible on acceptable terms.
Even if the Restructuring Transaction is completed, the Company will continue to face substantial risks. Its future performance will depend on its ability to execute its revised business plan, which may be subject to operational, regulatory, and market risks, and it may require additional funding in the future to support operations, capital expenditures, or growth initiatives. The new debt and equity instruments issued in the restructuring is expected to impose significant restrictions on the Company’s operations, including limitations on incurring additional indebtedness, asset sales, and distributions. The restructuring will result in significant dilution to existing equity holders, and the value of new equity securities may be volatile and subject to further decline. In addition to the Restructuring Transaction and the separation of BrazilCo, the Company continues to actively consider and evaluate further opportunistic strategies that seek to optimize the value of CoreCo’s portfolio, while providing additional liquidity and cash flow to the remaining CoreCo business. These strategies may include the sale of certain CoreCo assets, capital raising transactions or other strategic transactions. However, there are inherent uncertainties regarding the ability of CoreCo to effect any such transactions, and substantial risks relating to the ability of CoreCo to realize the anticipated benefits of pursuing one or more of these strategies. As such, even if the Restructuring Transaction is completed, substantial risks will remain that could adversely affect the Company’s financial condition, results of operations, and events of default under the Company’s debt agreements, and management has concluded that there is substantial doubt as to the Company’s ability to continue as a going concern.
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
As part of the Restructuring Transaction contemplated by the RSA, certain existing lenders and noteholders will receive a substantial number of shares of newly-issued CoreCo Convertible Preferred Stock and Class A common stock. The Company will issue to these lenders and noteholders CoreCo Convertible Preferred Stock that is mandatorily convertible after three years into a number of shares of Class A common stock representing 87% of the fully-diluted Class A common stock outstanding as of the closing of the Restructuring Transaction (after giving effect to the shares of the Company’s Class A common stock to be issued on the closing date of the Restructuring Transaction and shares authorized under the Incentive Plan), and holders of the CoreCo Convertible Preferred Stock will vote on an as-converted basis with the Class A common stock during the first three years. Additionally, the Company will issue to certain existing lenders and noteholders shares of Class A common stock representing 65% of the Company’s Class A common stock as of the closing date of the Restructuring Transaction (before giving effect to shares authorized under the Incentive Plan or any conversion of the CoreCo Convertible Preferred Stock into the Company’s Class A common stock). If approved, the number of shares reserved under the Incentive Plan would represent approximately 10% of the Class A common stock outstanding as of the closing date of the Restructuring Transaction (before giving effect to any conversion of the CoreCo Convertible Preferred Stock). These parties may (subject to any contractual limitations, if applicable) seek to sell their shares. Other stockholders may also seek to sell shares held by them following, or in anticipation of, the completion of the Restructuring Transaction. Sales of substantial amounts of Class A common stock in the public market, or the perception that these sales could occur, coupled with the increase in the outstanding number of shares of Class A common stock relative to shares outstanding as of the date of this Quarterly Report, could cause the market price of our Class A common stock to decline.
We have identified material weaknesses in our internal control over financial reporting, including material weaknesses identified as part of the restatement of our financial statements for the years ended December 31, 2024 and 2023 and the interim periods in the year ended December 31, 2025 and 2024, and our management has concluded that our disclosure controls and procedures were not effective as of June 30, 2026. Failure to remediate the material weaknesses or any other material weaknesses that we identify in the future, or if we otherwise fail to maintain an effective system of internal controls, could result in material misstatements in our financial statements and impact our ability to accurately or timely report our financial condition or results of operations. In addition, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our common stock may decline.
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
The Company has identified material weaknesses in the Company’s internal control over financial reporting, including material weaknesses identified as part of the restatement of our financial statements for the years ended December 31, 2024 and 2023 and the interim periods in the year ended December 31, 2025 and 2024, and concluded that our disclosure controls and procedures were not effective as of June 30, 2026. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a Company’s annual or interim financial statements will not be prevented or detected on a timely basis. For further discussion of the material weaknesses, see Item 4, Controls and Procedures.
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
Our operations are, and will be, dependent upon LNG being a competitive source of energy in the markets in which we operate. In the United States, due mainly to a historic abundant supply of natural gas and discoveries of substantial quantities of unconventional or shale natural gas, imported LNG has not developed into a significant energy source. The success of the domestic liquefaction component of our business plan is dependent, in part, on the extent to which natural gas can, for significant periods and in significant volumes, be produced in the United States at a lower cost than the cost to produce some domestic supplies of other alternative energy sources, and that it can be transported at reasonable rates through appropriately scaled infrastructure. LNG prices have increased materially in the past, including in August 2021 through the end of 2022, and global events, such as Russia’s invasion of Ukraine, the conflict in the Middle East and global inflationary pressures, have generated further energy pricing volatility, which have had and may in the future have an adverse effect on market pricing of LNG and global demand for our products, as well as our ability to remain competitive in the markets in which we operate. Potential expansion in the Caribbean, Latin America and other parts of the world where we may operate is primarily dependent upon LNG being a competitive source of energy in those geographical locations. For example, in the Caribbean, due mainly to a lack of regasification infrastructure and an underdeveloped international market for natural gas, natural gas has not yet developed into a significant energy source. In Brazil, hydroelectric power generation is the predominant source of electricity and LNG is one of several other energy sources used to supplement hydroelectric generation. The success of our operations is dependent, in part, on the extent to which LNG can, for significant periods and in significant volumes, be produced internationally and delivered to our customers at a lower cost than the cost to deliver other alternative energy sources.
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
The design, construction and operation of our infrastructure, facilities and businesses, including our FSRUs, FLNG units and LNG carriers, the import and export of LNG, exploration and development activities, and the transportation of natural gas, among others, are highly regulated activities at the national, state and local levels and are subject to various approvals and permits. The process to obtain the permits, approvals and authorizations we need to conduct our business, and the interpretations of those rules, is complex, time-consuming, challenging and varies in each jurisdiction in which we operate. We may be unable to obtain such approvals on terms that are satisfactory for our operations and on a timeline that meets our commercial obligations. Many of these permits, approvals and authorizations require public notice and comment before they can be issued, which can lead to delays to respond to such comments, and even potentially to revise the permit application. Jurisdiction-specific employment, labor, and subcontracting laws may also affect contracting strategies and impact construction and operations. We may also be (and have been in select circumstances) subject to local opposition, including citizens groups or non-governmental organizations such as environmental groups, which may create delays and challenges in our permitting process and may attract negative publicity, which may create an adverse impact on our reputation. In addition, such rules change frequently and are often subject to discretionary interpretations, including administrative and judicial challenges by regulators, all of which may make compliance more difficult and may increase the length of time it takes to receive regulatory approval for our operations, particularly in countries where we operate, such as Mexico and Brazil. No assurance can be given that we will be able to obtain approval of all applications or receive the required permits, approvals and authorizations from governmental and regulatory agencies related to our projects with favorable terms on a timely basis or at all. We cannot make any assurance as to if or when we will receive these permits, which are needed prior to commencing certain construction activities related to our projects. Any administrative and judicial challenges to our permits can delay and protract the process for obtaining and implementing permits and can also add significant costs and uncertainty. We cannot control the outcome of any review or approval process, including whether or when any such permits and authorizations will be obtained, the terms of their issuance, or possible appeals or other potential interventions by third parties that could interfere with our ability to obtain and maintain such permits and authorizations or the terms thereof. Furthermore, we are developing new technologies and operate in jurisdictions that may lack mature legal and regulatory systems and may experience legal instability, which may be subject to regulatory and legal challenges, instability or clarity of application of laws, rules and regulations to our business and new technology, which can result in difficulties and instability in obtaining or securing required permits or authorizations. In addition, our LNG transportation activities are subject to broad array of regulations, and our operations are dependent upon obtaining and maintaining required permits and authorizations. For example, the United States Coast Guard (“USCG”) regulates the navigable waterways through which vessels we own, lease or direct must traverse to supply LNG in Puerto Rico. Our business in Puerto Rico must comply with all applicable Coast Guard regulations. If we are incorrect in our interpretation of applicable requirements, of if there is a change in the interpretation or application of those requirements, the Coast Guard could determine that we have not complied with applicable requirements, which could lead to fines or restrictions on our operations. For example, on September 26, 2024, we received a letter from the Coast Guard alleging that some aspects of our vessel operations may not comply with all applicable requirements. On October 21, 2024, we filed an appeal with USCG under 33 CFR 160.7. However, in December 2024 and February 2025, we submitted an updated Letter of Intent and Waterway Suitability Assessments detailing our alternative operational plans to the USCG. In concert with our collaboration with the USCG regarding our operational plans, we withdrew our appeal on February 14, 2025. On January 12, 2026, the Acting Captain of the Port of San Juan for the USCG issued a LOR in response to NFE’s filings. The LOR determined that the Port of San Juan waterway is suitable for the transit and docking of larger LNG Carriers.
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
Our results of operations for the three months ended June 30, 2026, include our San Juan Facility, La Paz Facility and certain industrial end-users, and exclude developments in our Puerto Sandino Facility, Barcarena Terminal, Santa Catarina Facility and Ireland Facility. Mexico and Puerto Rico have historically experienced economic volatility and the general condition and performance of their economies, over which we have no control, may affect our business, financial condition and results of operations. Mexico and Puerto Rico are subject to acts of terrorism or sabotage and natural disasters, in particular hurricanes, extreme weather conditions, crime and similar other risks which may negatively impact our operations in the region. See “—Risks Related to the Jurisdictions in Which We Operate—We are subject to the economic, political, social and other conditions in the jurisdictions in which we operate.” We may also be affected by trade restrictions, such as tariffs or other trade controls. For instance, there continues to be significant uncertainty about the future relationship between the United States and other countries, including with respect to trade policies, treaties, government regulations, sanctions, tariffs, and application thereof. For example, in April 2025, the U.S. government began imposing tariffs intended to address trade deficits and inconsistent economic treatment of importation between the United States and other countries. In response, China, among others, has announced retaliatory tariffs against certain imports from the United States. Although we are continuing to evaluate the impact of these evolving developments, we cannot provide any assurance about the ultimate outcome or impact of these developments or other changes in trade policies, including the imposition, application or enforceability of tariffs between the United States and other countries. Furthermore, changes to trade policies, retaliatory measures, the ability to obtain refunds for previously paid tariffs that have subsequently been invalidated or prolonged uncertainty in trade relationships may negatively impact our operations and financial results, including through resulting supply chain disruptions, increased economic nationalism, negative macroeconomic conditions and increased operational complexity and costs.
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
We analyze and seek to implement innovative and new technologies that complement our businesses to reduce our costs, achieve efficiencies for our business and our customers and advance our long-term goals, such as our ISO container distribution system, our Fast LNG solution and our green hydrogen project. The success of our current operations and future projects will depend in part on our ability to create and maintain a competitive position in the natural gas liquefaction industry. We have developed our Fast LNG strategy to procure and deliver LNG to our customers more quickly and cost-effectively than traditional LNG procurement and delivery strategies used by other market participants. See “—Our Fast LNG technology may encounter unforeseen or unknown operational risks.” We continue to develop our ISO container distribution systems in the various markets where we operate. We expect to make additional investments in this field in the future. Because these technologies are innovative, we may be making investments in unproven business strategies and technologies with which we have limited or no prior development or operating experience. As an investor in these technologies, it is also possible that we could be exposed to claims and liabilities, expenses, regulatory challenges and other risks. We may not be able to successfully develop these technologies, and even if we succeed, we may ultimately not be able to realize the time, revenues and cost savings we currently expect to achieve from these strategies, which could adversely affect our financial results.
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
Our Fast LNG technology may encounter unforeseen or unknown operational risks.
We have developed our Fast LNG strategy to procure and deliver LNG to our customers more quickly and cost-effectively than traditional LNG procurement and delivery strategies used by other market participants. Our ability to create and maintain a competitive position in the natural gas liquefaction industry may be adversely affected by unforeseen and unknown operational risks. We have commenced operations at our first Fast LNG facility. We are exploring opportunities to sell and complete development of our second FLNG facility and are therefore subject to construction risks, risks associated with third-party contracting (including the risk that we will not be able to execute contracts with third parties that are necessary to develop the project) and service providers, permitting and regulatory risks. See “—We are subject to various construction risks” and “—We depend on third-party contractors, operators and suppliers.” We are also exposed to unknown and unforeseen risks associated with the development of new technologies, including failure to meet design, engineering, or performance specifications, incompatibility of systems, inability to contract or employ third parties with sufficient experience in technologies used or inability by contractors to perform their work, delays and schedule changes, high costs and expenses that may be subject to increase or difficult to anticipate, regulatory and legal challenges, instability or clarity of application of laws, rules and regulations to the technology, and added difficulties in obtaining or securing required permits or authorizations, among others. For example, in April 2024, we experienced an incident involving equipment failure during the commissioning of our Fast LNG project in Altamira, Mexico, which delayed our commencement of operations and resulted in increased costs and delay of commencement of revenue generating activity. See “—Failure to obtain and maintain permits, approvals and authorizations from governmental and regulatory agencies and third parties on favorable terms could impede operations and construction.” The success and profitability of our Fast LNG technology is also dependent on the volatility of the price of natural gas and LNG compared to the related levels of capital spending required to implement the technology. Natural gas and LNG prices have at various times been and may become volatile due to one or more factors. Volatility or weakness in natural gas or LNG prices could render our LNG procured through Fast LNG too expensive for our customers, and we may not be able to obtain our anticipated return on our investment or make our technology profitable. In addition, we may seek to construct and develop liquefaction units as part of our Fast LNG in jurisdictions which could potentially expose us to increased political, economic, social and legal instability, a lack of regulatory clarity of application of laws, rules and regulations to our technology, or additional jurisdictional risks related to currency exchange, tariffs and other taxes, changes in laws, civil unrest, and similar risks. See “—Risks Related to the Jurisdictions in Which We Operate—We are subject to the economic, political, social and other conditions in the jurisdictions in which we operate.” Furthermore, as part of our business strategy for Fast LNG, we may enter into tolling agreements with third parties, including in developing countries, and these counterparties may have greater credit risk than typical. Therefore, we may be exposed to greater customer credit risk than other companies in the industry. Our credit procedures and policies may be inadequate to sufficiently eliminate risks of nonpayment and nonperformance. We may not be able to continue to successfully develop, construct and implement our Fast LNG projects, and even if we succeed in continuing to develop and construct the technology, we may ultimately not be able to realize the cost savings and revenues we currently expect to achieve them, which could result in a material adverse effect upon our operations and business.
We have incurred, and may in the future incur, a significant amount of debt. The agreements governing our significant indebtedness place restrictions on us and our subsidiaries, reducing operational and financing flexibility and creating default risks.
On an ongoing basis, we engage with lenders and other financial institutions in an effort to improve our liquidity and capital resources. As of December 31, 2025, we had approximately $8.3 billion aggregate principal amount of indebtedness outstanding on a consolidated basis (which does not include any unconsolidated debt). The terms and conditions of our indebtedness, including the 2026 Notes Indenture, the 2029 Notes Indenture, the New 2029 Notes Indenture, our existing credit agreements and certain intercompany credit agreements include restrictive covenants that may limit our ability to operate our business, to incur or refinance our debt, pay dividends or make distributions or make certain other restricted payments, create liens on our or our subsidiaries’ assets, sell or otherwise dispose of assets, engage in certain transactions, and require us to maintain certain financial ratios, among others, any of which may limit our ability to finance future operations and capital needs, react to changes in our business and in the economy generally, and to pursue business opportunities and activities. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Long Term Debt” for further discussion of our existing credit agreements.
Amendments and forbearances in connection with our Revolving Credit Agreement, Letter of Credit Agreement, Term Loan B Credit Agreement, Term Loan A Credit Agreement, the 2026 Notes Indenture, the 2029 Notes Indenture, the New 2029 Notes Indenture and certain intercompany credit agreements have terms and conditions that impose additional restrictive covenants that further limit our ability to operate our business, to incur or refinance our debt, pay dividends or make distributions or make certain other restricted payments, create liens on our or our subsidiaries’ assets, sell or otherwise dispose of assets or engage in certain transactions.
The Company did not make certain interest and principal payments that were due during the fiscal quarters ended December 31, 2025 and March 31, 2026 under the New 2029 Notes, Term Loan A Credit Agreement, Term Loan B Credit Agreement, the Revolving Credit Agreement and the EB-5 Loan Agreement, resulting in events of default under these debt agreements. Additionally, the Company did not make interest and principal payments due in the fiscal quarter ended March 31, 2026 on the 2026 Notes and 2029 Notes, which resulted in events of default under each series of notes. The defaults under the New 2029 Notes, Term Loan A Credit Agreement, Term Loan B Credit Agreement, the Revolving Credit Agreement, the 2026 Notes and the 2029 Notes are subject to forbearance under the RSA pursuant to which the lenders have agreed, subject to certain conditions, to refrain from exercising remedies with respect to specified defaults until termination of the RSA or the closing of the Restructuring Transaction. If the Restructuring Transaction is not consummated or the RSA is terminated, the lenders and noteholders have the right to accelerate the outstanding principal balance and all other amounts owing under the New 2029 Notes, the Term Loan A Credit Agreement, Term Loan B Credit Agreement, the Revolving Credit Agreement, the 2026 Notes, the 2029 Notes and other loan documents. If the lenders and noteholders exercise such right, substantially all of the Company’s other outstanding debt would become payable on demand. In addition, the administrative agent under the Revolving Credit Agreement has the ability to exercise remedies on the collateral.
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
In addition, as our existing indebtedness matures, we may need to refinance that indebtedness with new indebtedness that may have a higher interest rate, which will increase our fixed costs. In accordance with the Restructuring Transaction, the Company will incur up to an aggregate amount of (i) $571.3 million of new term loans, $35 million of Senior Capital Raise Term Loans and Capital Raise Junior Term Loans in an aggregate principal amount, if any, required to satisfy the Minimum Liquidity Threshold to the extent not satisfied after giving pro forma effect to the incurrence of the Senior Capital Raise Term Loans, each under the New CoreCo Credit Facility and (ii) $400 million of new term loans under the FLNG 2 Credit Facility.
Although the instruments governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. If we incur additional debt and other obligations, the risks associated with our substantial leverage and the ability to service such debt would increase, which could have a material adverse effect on our business, results of operation and financial condition. For example, the New 2029 Notes issued pursuant to the New 2029

Notes Indenture, issued in part to refinance our 6.750% Senior Secured Notes due 2025 (the “2025 Notes”), 2026 Notes and 2029 Notes, and in part to provide additional liquidity to our business, bear interest at a rate of 12.000% per annum, representing a significant increase in our annual interest expense, while also increasing our total aggregate principal amount of indebtedness outstanding. For additional detail, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Long Term Debt.”
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
As of June 30, 2026, affiliates of certain entities controlled by Wesley R. Edens, Randal A. Nardone and affiliates of Fortress Investment Group LLC (“Founder Entities”) owned an aggregate of approximately 93,230,509 shares of Class A common stock, representing approximately 32.8% of our voting power, and affiliates of Energy Transition Holdings LLC, party to the Shareholders' Agreement, own an aggregate of approximately 25,559,846 shares of our Class A common stock, representing approximately 8.9% of the voting power of our Class A common stock. The beneficial ownership of almost 50% of our voting stock means affiliates of the Founder Entities and Energy Transition Holdings LLC are able to have significant influence over matters requiring stockholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our Class A common stock will be able to affect the way we are managed or the direction of our business. The interests of these parties with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders, including holders of the Class A common stock.
Given this concentrated ownership, the affiliates of the Founder Entities and Energy Transition Holdings LLC would have significant influence over any potential acquisition of us. The existence of a significant stockholder may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our company. Moreover, the concentration of stock ownership with affiliates of the Founder Entities and Energy Transition Holdings LLC may adversely affect the trading price of our securities, including our Class A common stock, to the extent investors perceive a disadvantage in owning securities of a company with a significant stockholder. Upon the completion of the Restructuring Transaction, we expect our Class A common stock to be widely held, and the ownership of our existing stockholders will be substantially diluted.

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
Although we are taking definitive steps to regain compliance with the applicable rules, there can be no assurance that we will be successful in our effort to regain compliance with the Nasdaq listing rules. A delisting of our common stock from Nasdaq may materially impair our shareholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock could significantly impair our ability to raise capital and the value of your investment.
In connection with the Restructuring Transaction, we will be issuing a significant number of new securities, including CoreCo Convertible Preferred Stock and additional shares of common stock, and will be effecting a corporate separation and other material changes to our capital structure. Although we have received stockholder approval of amendments to our Certificate of Incorporation to increase the number of authorized shares of common stock and to authorize a reverse stock split, as well as approval for the potential issuance of Class A common stock exceeding 20% of the current outstanding shares to comply with Nasdaq rules, there can be no assurance that the Restructuring Transaction will close and such changes will be implemented. If we fail to comply with Nasdaq’s continued listing requirements as a result of the Restructuring Transaction, including requirements related to minimum market capitalization, public float, or other corporate governance standards, our common stock could be subject to delisting.
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

The disposition of our Jamaica business has had and is expected to have a material adverse effect on our consolidated results of operations and consolidated financial condition and we may not be able to realize some or all of the anticipated benefits from the transaction. Failure to replace the earnings from our Jamaica business could have a material adverse effect on our business, liquidity, consolidated results of operations and consolidated financial condition.
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
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
[None.]
Item 6.    Exhibits.

Exhibit Number	Description

3.1	Certificate of Conversion of New Fortress Energy Inc. (incorporated by reference to Exhibit 99.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2020).

3.2	Certificate of Incorporation of New Fortress Energy Inc. (incorporated by reference to Exhibit 99.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2020).

3.3	Certificate of Elimination of 4.8% Series A Convertible Preferred Stock and 4.8% Series B Convertible Preferred Stock of New Fortress Energy Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on March 25, 2026).

3.4	Bylaws of New Fortress Energy Inc. (incorporated by reference to Exhibit 99.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2020).

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2022).

10.1†	Form of Director Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on December 24, 2018).

10.2†	Restricted Share Unit Award Agreement under the Amended and Restated New Fortress Energy Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on November 8, 2022).

10.3	Shareholders’ Agreement, dated February 4, 2019, by and among New Fortress Energy LLC, New Fortress Energy Holdings LLC, Wesley R. Edens and Randal A. Nardone (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.4	Administrative Services Agreement, dated February 4, 2019, by and between New Fortress Intermediate LLC and FIG LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.5†	Indemnification Agreement (Edens) (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.6†	Indemnification Agreement (Guinta) (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.7†	Indemnification Agreement (Catterall) (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.8†	Indemnification Agreement (Grain) (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.9†	Indemnification Agreement (Griffin) (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.10†	Indemnification Agreement (Sledge) (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on June 30, 2025).

10.11†	Indemnification Agreement (Nardone) (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.12†	Indemnification Agreement (Wanner) (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 5, 2019).

10.13†	Indemnification Agreement (Jay) (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 4, 2023).

10.14†	Indemnification Agreement, dated as of April 29, 2025, by and between New Fortress Energy LLC and Michael Lowe (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on June 30, 2025).

10.15*	Indemnification Agreement, dated as of July 1, 2026, by and between New Fortress Energy Inc. and Frederick Hundt.

10.16†	Letter Agreement, dated as of March 14, 2017, by and between NFE Management LLC and Christopher S. Guinta (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.17
Indenture, dated April 12, 2021, by and among the Company, an issuer, the subsidiary guarantors from time to time party thereto, and U.S. Bank National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 12, 2021).

10.18	Pledge and Security Agreement, dated April 12, 2021, by and among the Company, the subsidiary guarantors, from time to time party thereto, and U.S. Bank National Association, as notes collateral agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 12, 2021).

10.19	First Supplemental Indenture, dated as of June 11, 2021, between Golar GP LLC (now known as NFE GP LLC), as Guaranteeing Subsidiary, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.20	Second Supplemental Indenture, dated as of September 13, 2021, between NFE Mexico Power Holdings Limited and NFE Mexico Terminal Holdings Limited, as Guaranteeing Subsidiaries, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.21	Third Supplemental Indenture, dated as of November 24, 2021, between NFE International Shipping LLC, NFE Global Shipping LLC, NFE Grand Shipping LLC and NFE International Holdings Limited, as Guaranteeing Subsidiaries, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.22	Fourth Supplemental Indenture, dated as of March 23, 2022, between NFE UK Holdings Limited, NFE Global Holdings Limited and NFE Bermuda Holdings Limited, as Guaranteeing Subsidiaries, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.23	Fifth Supplemental Indenture, dated as of December 22, 2022, between NFE Andromeda Chartering LLC, as Guaranteeing Subsidiary, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.24	Sixth Supplemental Indenture, dated as of October 18, 2024, between NFE International Holdings 1 Limited and NFE International Holdings 1 Limited (each a “Guaranteeing Subsidiary”) as Guaranteeing Subsidiaries and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association). (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.25	Seventh Supplemental Indenture, dated as of December 6, 2024, between the various Guaranteeing Subsidiaries party thereto and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee. (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.26	Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and Morgan Stanley Senior Funding, Inc,. as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 21, 2021).

10.27	First Amendment to Credit Agreement, dated as of July 16, 2021 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time partly thereto, the several lenders and issuing banks from time to time partly thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2022).

10.28	Second Amendment to Credit Agreement, dated as of February 28, 2022 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2022).

10.29	Third Amendment to Credit Agreement, dated as of May 4, 2022 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2022).

10.30	Fourth Amendment to Credit Agreement, dated as of February 7, 2023 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.31	Fifth Amendment to Credit Agreement, dated as of September 15, 2023 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2023).

10.32	Sixth Amendment to Credit Agreement, dated as of December 18, 2023 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 29, 2024).

10.33	Seventh Amendment to Credit Agreement, dated as of May 3, 2024 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2024).

10.34	Amended and Restated Eighth Amendment to Credit Agreement, dated as of September 30, 2024 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2024).

10.35	Ninth Amendment to Credit Agreement, dated as of November 6, 2024 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.36	Tenth Amendment to Credit Agreement, dated as of November 22, 2024 to the Credit agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.37	Eleventh Amendment to Credit Agreement, dated as of January 31, 2025 to the Credit agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on June 30, 2025).

10.38	Amended and Restated Eleventh Amendment to Credit Agreement, dated as of March 3, 2025 to the Credit agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent.(incorporated by reference to Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on June 30, 2025).

10.39	Twelfth Amendment to Credit Agreement, dated as of May 12, 2025 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.37 to the Registrant’s
Quarterly Report on Form 10-Q, filed with the SEC on September 5, 2025).

10.40	Thirteenth Amendment to Credit Agreement, dated as of November 20, 2025 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 13, 2026).

10.41	Fourteenth Amendment to Credit Agreement, dated as of December 17, 2025 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 13, 2026).

10.42	Conformed through the Fourteenth Amendment to Credit Agreement, dated as of December 17, 2025 to the Credit Agreement, dated as of April 15, 2021, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders and issuing banks from time to time party thereto, and MUFG Bank Ltd., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 13, 2026).

10.43	Forbearance Agreement, dated as of January 20, 2026, by and among the Company, as the borrower, each of the guarantors party thereto, the lenders party thereto and MUFG Bank Ltd., as the administrative agent and collateral agent under that certain Credit Agreement, dated April 15, 2021. (incorporated by reference to Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2026).

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

10.46
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

10.47	Incremental Joinder Agreement to Uncommitted Letter of Credit and Reimbursement Agreement, dated February 6, 2023, by and among the Company, as the borrower each of the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.48	Incremental Joinder Agreement to Uncommitted Letter of Credit and Reimbursement Agreement, dated November 2, 2023, by and among the Company, as borrower, each of the guarantors party thereto, the lenders and issuing bank party thereto and Natixis, New York Branch, as administrative agent (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 29, 2024).

10.49
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

10.50
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

10.51	Fifth Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated November 6, 2024 to the Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 16, 2021, by and among the Company, the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent. (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.52	Sixth Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated November 22, 2024 to the Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 16, 2021, by and among the Company, the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent. (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.53	Seventh Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated January 31, 2025 to the Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 16, 2021, by and among the Company, the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent. (incorporated by reference to Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on June 30, 2025).

10.54	Amended and Restated Seventh Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated March 3, 2025 to the Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 16, 2021, by and among the Company, the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent. (incorporated by reference to Exhibit 10.51 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on June 30, 2025).

10.55	Eighth Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated May 12, 2025 to the Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 16, 2021, by and among the Company, the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.52 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on September 5, 2025).

10.56	Deferral Agreement, dated as of July 2, 2025, by and among the Company, each of the Guarantors as of the date hereof, and certain financial institutions party to the Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 16, 2021 as lenders and signatory hereto (incorporated by reference to Exhibit 10.54 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 21, 2025).

10.57	Second Deferral Agreement, dated as of July 17, 2025, by and among the Company, each of the Guarantors as of the date hereof, and certain financial institutions party to the Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 16, 2021 as lenders and signatory hereto (incorporated by reference to Exhibit 10.55 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 21, 2025).

10.58	July Extension Agreement, dated as of July 24, 2025, by and among the Company, each of the Guarantors as of the date hereof, and each of the financial institutions party to the Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 16, 2021 as lenders and issuing banks (incorporated by reference to Exhibit 10.56 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 21, 2025).

10.59	Second Extension Agreement, dated as of July 31, 2025, by and among the Company, each of the Guarantors as of the date hereof, and each of the financial institutions party to the Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 16, 2021 as lenders and issuing banks (incorporated by reference to Exhibit 10.57 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 21, 2025).

10.60	Ninth Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated August 8, 2025 to the Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 16, 2021, by and among the Company, the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.58 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 21, 2025).

10.61	Deferral Agreement, dated as of September 30, 2025, by and among the Company, each of the Guarantors as of the date hereof, Natixis, New York Branch, as an issuing bank, and certain financial institutions party to the Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 16, 2021 as lenders and signatory hereto (incorporated by reference to Exhibit 10.59 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 21, 2025).

10.62	Tenth Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated as of October 24, 2025 to the Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 16, 2021, by and among the Company, the guarantors party thereto, HSBC Bank USD, N.A., as an issuing bank, and each of the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 13, 2026).

10.63	Eleventh Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated November 14, 2025 to the Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 16, 2021, by and among the Company, the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 13, 2026).

10.64	Twelfth Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated December 11, 2025 to the Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 16, 2021, by and among the Company, the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 13, 2026).

10.65	Thirteenth Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated December 17, 2025 to the Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 16, 2021, by and among the Company, the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 13, 2026).

10.66	Conformed through the Thirteenth Amendment Agreement, dated December 17, 2025, by and among the Company, the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 13, 2026).

10.67	Fourteenth Amendment to Uncommitted Letter of Credit and Reimbursement Agreement, dated March 19, 2026 to the Uncommitted Letter of Credit and Reimbursement Agreement, dated as of July 16, 2021, by and among the Company, the guarantors party thereto, the lenders and issuing banks party thereto and Natixis, New York Branch, as administrative agent and as collateral agent. (incorporated by reference to Exhibit 10.66 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2026).

10.68	Forbearance Agreement, dated as of March 27, 2026, by and among the Company, as the borrower, the lenders party thereto and Natixis, New York Branch, as administrative agent and collateral agent under that certain Uncommitted Letter of Credit and Reimbursement Agreement, dated July 16, 2021. (incorporated by reference to Exhibit 10.67 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2026).

10.69	Credit Agreement, dated as of October 30, 2023, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 29, 2024).

10.70	Second Amendment, dated March 3, 2025, to Credit Agreement, dated as of October 30, 2023, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.53 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on June 30, 2025).

10.71	Forbearance Agreement, dated December 17, 2025, by and among the Company, as the borrower, the guarantors, the lenders party hereto and Morgan Stanley Senior Funding Inc., as the administrative agent and collateral agent under the Credit Agreement, dated as of October 30, 2023 (incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 13, 2026).

10.72
Indenture, dated March 8, 2024, by and among New Fortress Energy Inc., the subsidiary guarantors from time to time party thereto, and U.S. Bank Trust Company, National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 8, 2024).

10.73	First Supplemental Indenture, dated as of October 18, 2024, between NFE International Holdings 1 Limited and NFE International Holdings 2 Limited, as Guaranteeing Subsidiaries, and U.S. Bank Trust Company, National Association, as trustee. (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.74	Second Supplemental Indenture, dated as of December 6, 2024, by and among the Company, as issuer, by and among New Fortress Energy Inc., as issuer, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.75
Pledge and Security Agreement, dated March 8, 2024, by and among the Company, the subsidiary guarantors, from time to time party thereto, and U.S. Bank Trust Company, National Association, as notes collateral agent (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 8, 2024).

10.76	Credit Agreement, dated as of July 19, 2024, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2024).

10.77	Amended and Restated First Amendment to Credit Agreement, dated as of September 30, 2024, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.78	Second Amendment to Credit Agreement, dated as of November 14, 2024, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent.(incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.79	Third Amendment to Credit Agreement, dated as of November 22, 2024, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.80	Fourth Amendment to Credit Agreement, dated as of March 3, 2025, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.62 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on June 30, 2025).

10.81	Fifth Amendment to Credit Agreement, dated as of May 12, 2025, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.65 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on September 5, 2025).

10.82	Sixth Amendment to Credit Agreement, dated as of November 20, 2025, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.78 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 13, 2026).

10.83	Seventh Amendment to Credit Agreement, dated as of December 17, 2025, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.79 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 13, 2026).

10.84	Conformed through the Seventh Amendment to Credit Agreement, dated as of December 17, 2025, by and among the Company, as the borrower, the guarantors from time to time party thereto, the several lenders from time to time party thereto, and Morgan Stanley Senior Funding Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.80 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 13, 2026).

10.85	Forbearance Agreement, dated December 17, 2025, by and among the Company, as the borrower, the guarantors, the lenders party hereto and Morgan Stanley Senior Funding Inc., as the administrative agent and collateral agent under the Credit Agreement, dated as of July 19, 2024 (incorporated by reference to Exhibit 10.81 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 13, 2026).

10.86	Series I Credit Agreement, dated as of November 22, 2024, among the Company, as the borrower, the guarantors from time to time party thereto, the lenders from time to time party thereto and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.87	Credit Agreement, dated as of November 22, 2024, among NFE Brazil Investments LLC, as the borrower, NFE Financing LLC, as lender, the lenders from time to time party thereto and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.88	Series II Credit Agreement, dated as of December 6, 2024, among the Company, as the borrower, the guarantors from time to time party thereto, the lenders from time to time party thereto and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.89	Indenture, dated November 22, 2024, by and among NFE Financing LLC, as issuer, the guarantors from time to time party thereto, and Wilmington Savings Fund Society, FSB, as trustee. (incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.90	Registration Rights and Lock-up Agreement, dated as of December 6, 2024 by and among the Company and the undersigned investors. (incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.91	First Amendment to Registration Rights and Lock-up Agreement, dated as of January 8, 2025, by and among the Company and the undersigned investors. (incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.92	Second Amendment to Registration Rights and Lock-up Agreement, dated as of February 4, 2025, by and among the Company and the undersigned investors. (incorporated by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

10.93	Forbearance and Waiver Agreement, dated as of November 17, 2025, by and among NFE Financing LLC, as the issuer, NFE Brazil Investments LLC, as the Brazil Parent, Bradford County Real Estate Partners LLC, as a guarantor under and as defined in the 2029 Senior Notes Indenture, the undersigned Holders of NFE Financing’s 12.000% Senior Secured Notes due 2029, acknowledged by Wilmington Savings Fund Society, in its capacity as Trustee and Notes Collateral Agent under the 2029 Senior Notes Indenture and its capacity as administrative agent and collateral agent under the Brazil Parent Intercompany Credit Agreement, the Series II Intercompany Credit Agreement, and the Series I Intercompany Credit Agreement, acknowledged and agreed by the Company (incorporated by reference to Exhibit 10.89 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 13, 2026).

10.94	Forbearance Agreement, dated as of March 17, 2026, by and among NFE Brazil Financing Limited, a private limited company incorporated under the laws of England and Wales, and the holders party thereto. (incorporated by reference to Exhibit 10.93 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2026).

10.95†	Form of New Fortress Energy Inc. Retention Agreement, dated as of [ ], 2025, is by and between New Fortress Energy Inc., a Delaware corporation, and [ ] (the “Grantee”). (incorporated by reference to Exhibit 10.85 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 21, 2025).

10.96#	Restructuring Support Agreement, dated as of March 17, 2026, among the Company Parties (as defined therein), the Information Agent (as defined therein) and the Supporting Creditors. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on March 17, 2026).

10.97*	Asset Purchase Agreement, dated as of April 1, 2026, by and among NFE Power PR LLC, a Puerto Rico limited liability company, Macquarie Energy LLC, a Delaware limited liability company, and New Fortress Energy Inc., a Delaware corporation.

10.98+*	Indenture, dated as of June 19, 2026, by and among NFE Brazil Financing Limited, a private limited company incorporated under the laws of England and Wales with registered number 15966083, the Guarantors, from time to time party hereto, and Wilmington Savings Fund Society, a federal savings bank, as Trustee and Collateral Agent. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on June 25, 2026).

10.99*	Amended and Restated NFE 2019 Omnibus Incentive Plan (as amended 2026)

31.1*	Certification by Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications by Chief Executive Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications by Chief Financial Officer pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.LAB*	Inline XBRL Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

* Filed as an exhibit to this Quarterly Report.
** Furnished as an exhibit to this Quarterly Report.
† Compensatory plan or arrangement.
# Portions of the exhibit (indicated by asterisks) have been omitted in pursuant to Item 601 (b)(10)(iv) of Regulation S-K.
+ Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided on a supplemental basis to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW FORTRESS ENERGY INC.

Date: August 6, 2026

	By:	/s/ Wesley R. Edens

	Name:	Wesley R. Edens

	Title:	Chief Executive Officer and Chairman

(Principal Executive Officer)
Date: August 6, 2026

	By:	/s/ Christopher S. Guinta

	Name:	Christopher S. Guinta

	Title:	Chief Financial Officer

(Principal Financial Officer)
Date: August 6, 2026

	By:	/s/ Fred Hundt

	Name:	Fred Hundt

	Title:	Chief Accounting Officer

(Principal Accounting Officer)